Form 10QSB
period 1996-06-30
AMARILLO BIOSCIENCES INC
filed 1996-09-12
CIK 1014763

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           JUNE 30, 1996
                              --------------------------------------------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-4413


                          AMARILLO BIOSCIENCES, INC.
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         TEXAS                                                  75-1974352
- --------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization                              Identification No.)

800 West Ninth, Amarillo, TX                                       79101
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

     806-376-1741                                            FAX 806-376-9301
- --------------------------------------------------------------------------------
(Issuer's telephone number, including area code)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No  X
    ---     ---

As of August 29, 1996, there were 5,414,232 shares of the issuer's common stock outstanding.

                         This report contains 13 pages.

                           AMARILLO BIOSCIENCES, INC.


                                    INDEX



PART I:    FINANCIAL INFORMATION                                       PAGE NO.
                                                                       --------
Item 1.    Financial Statements

           Consolidated Balance Sheets
           December 31, 1995 and June 30, 1996 . . . . . . . . . . . .        3

           Consolidated Statements of Operations -
           Three Months and Six Months Ended June 30, 1995
           and 1996 and Cumulative from June 25, 1984
           (Inception) through June 30, 1996 . . . . . . . . . . . . .        4

           Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1995 and 1996 and
           Cumulative from June 25, 1984 (Inception) through
           June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . .        5

           Notes to Consolidated Financial Statements  . . . . . . . .        6

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition  . . . . . . . . . . . .        7


PART II:   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .       10

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                          CONSOLIDATED BALANCE SHEETS


                                                               December 31,        June 30,
                                                                  1995              1996
                                                               -----------       -----------
ASSETS
Current assets:
   Cash and cash equivalents                                   $ 1,108,527       $ 1,237,369
   Prepaid expenses                                                 26,395            15,635
                                                               -----------       -----------
      Total current assets                                       1,134,922         1,253,004
Property and equipment, net                                        114,593           111,160
Patent license, net of accumulated amortization of                  65,882            62,226
   $59,118 and $62,774 at December 31, 1995 and June
   30, 1996, respectively
Organization cost, net of accumulated amortization of                  663               330
   $6,335 and $6,667 at December 31, 1995 and June 30,
   1996, respectively
Deferred charge                                                         --           264,193
Investment in ISI common stock                                     475,000           505,000
                                                               -----------       -----------
Total assets                                                   $ 1,791,060       $ 2,195,913
                                                               ===========       ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Deferred contract revenues                                  $   417,140       $        --
   Accounts payable                                                148,274            65,555
   Accrued interest expense                                        453,699           515,366
   Accrued restricted stock grants                                 114,844           134,531
   Other accrued expenses                                           19,000            20,040
                                                               -----------       -----------
      Total current liabilities                                  1,152,957           735,492
Notes payable to related party                                   2,000,000         3,000,000
                                                               -----------       -----------
Total liabilities                                                3,152,957         3,735,492
                                                               -----------       -----------

Shareholders' deficit:
   Common stock, $.01 par value:
      Authorized shares - 10,000,000
      Issued shares - 3,048,672 and 3,035,232 in 1995 and           30,487            30,352
         1996, respectively
   Additional paid-in capital                                    3,589,591         3,563,726
   Deficit accumulated during the development stage             (4,955,975)       (5,163,657)
   Unrealized gain on marketable securities                             --            30,000
   Treasury stock - 13,440 shares, at cost                         (26,000)               --
                                                               -----------       -----------
Total shareholders' deficit                                     (1,361,897)       (1,539,579)
                                                               -----------       -----------
Total liabilities and shareholders' deficit                    $ 1,791,060       $ 2,195,913
                                                               ===========       ===========


                            See accompanying notes.

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                         Cumulative
                                                                                                            from
                                                                                                          June 25,
                                                                                                            1984
                                                                                                         (Inception)
                                            Three months ended                Six months ended             through
                                                 June 30,                         June 30,                June 30,
                                             1995          1996             1995          1996              1996
                                         -----------------------------------------------------------------------------
Revenues:
  Contract revenues                        $ (109,253)      $  14,566      $  509,013     $  417,140        $9,000,000
  Interferon sales                                 --           4,805              --          6,805           420,578
  Interest income                              39,396           8,941          68,199         20,095           529,371
  Sublicense fees                              50,000              --          50,000             --           108,334
  Royalty income                                   --              --              --             --            31,544
  Other                                       500,000              --         500,000             --           509,371
                                         -----------------------------------------------------------------------------
                                              480,143          28,312       1,127,212        444,040        10,599,198

Expenses:
  Research and
    development expenses                      212,185         120,236         460,163        254,445         6,705,307
  Selling, general, and
    administrative expenses                   355,531          96,898         799,556        335,610         8,505,060
  Interest expense                             30,000          31,667          60,000         61,667           517,488
                                         -----------------------------------------------------------------------------
                                              597,716         248,801       1,319,719        651,722        15,727,855
                                         -----------------------------------------------------------------------------

Loss before income taxes                     (117,573)       (220,489)       (192,507)      (207,682)       (5,128,657)
Income tax expense                                 --              --              --             --            35,000
                                         -----------------------------------------------------------------------------
Net loss                                   $ (117,573)     $ (220,489)     $ (192,507)    $ (207,682)      $(5,163,657)
                                         =============================================================================
Loss per share                             $     (.04)     $     (.07)     $     (.06)    $     (.07)
                                         =============================================================================

Weighted average shares
  outstanding                               3,035,232       3,035,232       3,033,431      3,035,232
                                         =============================================================================





                            See accompanying notes.

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Cumulative
                                                                                                from
                                                                                              June 25,
                                                                                                1984
                                                                                            (Inception)
                                                                                               through
                                                       Six months ended June 30,              June 30,
                                                     1995                  1996                 1996
                                                --------------------------------------------------------
Net cash used in operating activities              $ (743,068)          $ (868,691)       $ (4,271,951)
                                                   ----------           ----------        ------------

Net cash used in investing activities                (140,453)              (2,467)           (989,997)
                                                   ----------           ----------        ------------

Net cash provided by financing activities              74,100            1,000,000           6,499,317
                                                   ----------           ----------        ------------
Net increase (decrease) in cash and cash
  equivalents                                        (809,421)             128,842           1,237,369

Cash and cash equivalents at beginning of
  period                                              964,005            1,108,527                  --
                                                   ----------           ----------        ------------
Cash and cash equivalents at end of
  period                                           $  154,584           $1,237,369        $  1,237,369
                                                   ==========           ==========        ============
Supplemental Disclosure of Cash Flow
  Information

  Cash paid for income taxes                       $       --           $       --        $     37,084
                                                   ==========           ==========        ============





                            See accompanying notes.

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation. The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Form SB-2, are unaudited (except for the December 31, 1995 consolidated balance sheet which was derived from the Company's audited financial statements), but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

      Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

2. Loss per share. Loss per share is computed based on the weighted average number of common shares outstanding.

3. Notes payable. On each of May 31, 1996 and June 28, 1996, the Company borrowed $500,000 from a related party. These notes bear interest at 4% and are payable in full out of the proceeds of the Company's initial public offering. On August 13, 1996, in connection with the closing of the initial public offering, the $1,000,000 of notes payable were paid in full.

4. Initial public offering. On August 13, 1996, the Company completed its initial public offering of 2,000,000 shares of its common stock. Net proceeds to the Company were approximately $8,075,000. On August 29, 1996, the underwriter exercised their option to acquire an additional 300,000 shares of common stock with net proceeds to the Company of $1,305,000.

ITEM 2.     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS AND FINANCIAL CONDITION

            RESULTS OF OPERATIONS

            Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995.

            During the three months ended June 30, 1995, the Company had total revenues of $480,143 compared to total revenues of $28,312 during the three months ended June 30, 1996. In 1995, $550,000 of the revenues were received in connection with the settlement of a patent infringement action brought by the Company in New Zealand. Of the total settlement amount, $50,000 was in exchange for the grant by the Company of a sublicense of the technology that was the subject of the lawsuit and $500,000 was a reimbursement of research and development costs incurred by the Company. Other revenues for 1995 consisted of interest income of $39,396 and negative deferred contract revenues in the amount of $109,253. Had the Company not received the $500,000 payment toward research and development costs from the settlement, deferred contract revenue of $500,000 would have been recognized as contract revenue in the 1995 second quarter. During the 1996 second quarter, the remaining deferred contract revenues of $14,566 were recorded as earned. Other 1996 revenues consisted of interest income of $8,941 and interferon sales of $4,805.

            During the 1995 quarter, research and development expenses were $212,185 as compared to $120,236 during the 1996 quarter. The decrease of $91,949 in 1996 was the result of certain clinical studies being completed in 1995.

            During 1995 and 1996, the Company incurred general and administrative expenses of $355,531 and $96,898, respectively. The 1995 second quarter expenses were $258,633 more than the 1996 second quarter due primarily to litigation expense of $156,891 paid in 1995 and public offering expenses of $73,611 expensed in the first quarter of 1996. This $73,611 along with additional offering expenses accrued in the second quarter of 1996 was recorded as a deferred charge in the second quarter of 1996.

            Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

            During the six months ended June 30, 1996, the Company had total revenues of $444,040 compared to total revenues of $1,127,212 during the six months ended June 30, 1995. Revenues for 1996 consisted of interest income of $20,095 and deferred contract revenues recognized in the amount of $417,013 based on research and development and administrative costs incurred. In 1995, $550,000 of the revenues were received in connection with the settlement of a patent infringement action brought by the Company in New Zealand. Of the total settlement amount, $50,000 was in exchange for the grant by the Company of a sublicense of the technology that was the subject of the lawsuit and $500,000 was a reimbursement of research and development cost incurred by the Company. Had the Company not received the $500,000 payment toward research and development costs from the settlement, the remaining balance of deferred contract revenue ($417,140) would have been recognized as contract revenue in 1995. During 1995, deferred contract revenues of $509,013 were recorded as earned based on research and development and administrative costs incurred. Other 1995 revenues consisted of interest income of $68,199.

            During 1996, research and development expenses were $254,445 as compared to $460,163 during 1995. The decrease of $205,718 in 1996 was the result of certain clinical studies being completed in 1995.

            During 1996 and 1995, the Company incurred general and administrative expenses of $335,610 and $799,556, respectively. The 1995 general and administrative expenses exceeded 1996 by $463,946 due primarily to litigation expense in 1995 of $260,628 and approximately $109,000 more in salary costs for 1995 as more personnel were employed.

            LIQUIDITY AND CAPITAL RESOURCES

            At June 30, 1996, the Company had cash of $1,237,369 with accounts payable of $65,555 and other funding commitments for clinical studies of approximately $36,000.

            The Company borrowed from Hayashibara Biochemical Laboratories, Inc. (HBL) an additional $500,000 in May 1996 and $500,000 in June 1996. Such additional loans bear interest at the rate of 4% per annum and were paid in full simultaneously with the consummation of the Company's initial public offering on August 13, 1996.

            The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress of its research and development and the timing and costs associated with the Primary Development Projects), that the net proceeds of the initial public offering (approximately $9,380,000) together with the Company's existing capital resources, will be sufficient to satisfy the Company's estimated cash requirements for at least 24 months. The Company estimates that an aggregate of $11,100,000 will be needed over approximately the next three years to complete its Primary Development Projects. Such an amount is in excess of the net proceeds of the offering and the existing capital of the Company. Therefore, unless the Company generates significant revenues during such period, which the Company believes is unlikely, the Company will need additional financing to fully fund such development. Moreover, the Company's estimate of the amount required to complete its Primary Development Projects may prove to be inaccurate. The Company has no current arrangements with respect to, or sources of, additional financing and it is not anticipated that any of the officers, directors or shareholders of the Company (including HBL) will provide any portion of the Company's future financing requirements. There can be no assurance that, when needed, additional financing will be available to the Company on commercially reasonable terms, or at all. In the event that the Company's plans change, its assumptions change or prove inaccurate, or if the net proceeds of the initial public offering, together with other capital resources, otherwise prove to be insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including requiring the Company to significantly curtail or possibly cease its operations.

                         PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            Exhibit (27)  Financial Data Schedule



            No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES





      Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AMARILLO BIOSCIENCES, INC.


Date:  September      , 1996             By:
                 -----                      -----------------------------------
                                                       Joseph M. Cummins
                                                         President and
                                                    Chief Executive Officer




Date: September      , 1996              By:
                -----                       -----------------------------------
                                                     Charles H. Hughes
                                                Financial Vice President and
                                                   Chief Financial Officer
                                                  (Chief Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  27          -  Financial Data Schedule
