Form 10QSB
period 1996-09-30
AMARILLO BIOSCIENCES INC
filed 1996-10-31
CIK 1014763

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996
                              --------------------------------------------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-4413

                           AMARILLO BIOSCIENCES, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         TEXAS                                     75-1974352
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                     Identification No.)

800 West Ninth, Amarillo, TX                       79101
--------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

         806-376-1741                              FAX 806-376-9301
--------------------------------------------------------------------------------
(Issuer's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X .   No   .
   ---      ---

As of October 31, 1996, there were 5,414,232 shares of the issuer's common stock outstanding.


                         This report contains 13 pages.

                             AMARILLO BIOSCIENCES, INC.

                                     INDEX

PART I:    FINANCIAL INFORMATION                                       PAGE NO.
                                                                       --------
Item 1.    Financial Statements

           Consolidated Balance Sheets - December 31, 1995 and
           September 30, 1996   . . . . . . . . . . . . . . . . .          3

           Consolidated Statements of Operations -
           Three Months and Nine Months Ended September 30,
           1995 and 1996 and Cumulative from June 25, 1984
           (Inception) through September 30, 1996   . . . . . . .          4

           Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1995 and 1996 and
           Cumulative from June 25, 1984 (Inception) through
           September 30, 1996   . . . . . . . . . . . . . . . . .          5

           Notes to Consolidated Financial Statements   . . . . .          6

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition   . . . . . . . . .          7

PART II:   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . .          10

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .          11

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                          CONSOLIDATED BALANCE SHEETS


                                                       December 31, September 30,
                                                           1995         1996
                                                       -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                            $ 1,108,527   $ 4,226,533
  Marketable securities                                         --     4,922,067
  Prepaid expenses                                          26,395       131,841
                                                       -----------   -----------
    Total current assets                                 1,134,922     9,280,441
Property and equipment, net                                114,593       109,640
Patent license, net of accumulated amortization of
  $59,118 and $64,622 at December 31, 1995 and
  September 30, 1996, respectively                          65,882        60,378
Organization cost, net of accumulated amortization of
  $6,335 and $6,667 at December 31, 1995 and
  September 30, 1996, respectively                             663           330
Investment in ISI common stock                             475,000       505,000
                                                       -----------   -----------
Total assets                                           $ 1,791,060   $ 9,955,789
                                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Deferred contract revenues                           $   417,140   $        --
  Accounts payable                                         148,274        97,223
  Accrued interest expense                                 453,699       543,699
  Accrued restricted stock grants                          114,844            --
  Other accrued expenses                                    19,000        19,874
                                                       -----------   -----------
    Total current liabilities                            1,152,957       660,796
Notes payable to related party                           2,000,000     2,000,000
                                                       -----------   -----------
Total liabilities                                        3,152,957     2,660,796
                                                       -----------   -----------

Shareholders' equity (deficit):
  Common stock, $.01 par value:
    Authorized shares - 10,000,000
    Issued shares - 3,048,672 and 5,414,232
      in 1995 and 1996, respectively                        30,487        54,142
  Additional paid-in capital                             3,589,591    13,312,638
  Deficit accumulated during the development stage      (4,955,975)   (6,101,787)
  Unrealized gain on marketable securities                      --        30,000
  Treasury stock - 13,440 shares, at cost                  (26,000)           --
                                                       -----------   -----------
Total shareholders' equity (deficit)                    (1,361,897)    7,294,993
                                                       -----------   -----------
Total liabilities and shareholders' equity (deficit)   $ 1,791,060   $ 9,955,789
                                                       ===========   ===========

                            See accompanying notes.

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Cumulative
                                                                                         from
                                                                                       June 25,
                                                                                         1984
                               Three months ended           Nine months ended         (Inception)
                                  September 30,               September 30,             through
                           --------------------------    -------------------------     Sept. 30,
                                1995          1996           1995          1996           1996
                           ----------------------------------------------------------------------
Revenues:
 Contract revenues         $    330,035   $        --    $   839,049   $   417,140    $ 9,000,000
 Interferon sales                    --            --             --         6,805        420,578
 Interest income                 15,462        37,194         83,661        57,289        566,565
 Sublicense fees                     --         5,000         50,000         5,000        113,334
 Royalty income                      --            --             --            --         31,544
 Other                               --        43,000        500,000        43,000        552,371
                           ----------------------------------------------------------------------
                                345,497        85,194      1,472,710       529,234     10,684,392

Expenses:
 Research and
  development expenses          155,643       168,095        615,806       422,540      6,873,402
 Selling, general, and
  administrative expenses       139,673       820,430        939,230     1,156,040      9,325,490
 Interest expense                30,000        34,799         90,000        96,466        552,287
                           ----------------------------------------------------------------------
                                325,316     1,023,324      1,645,036     1,675,046     16,751,179
                           ----------------------------------------------------------------------

Income (loss) before             20,181      (938,130)      (172,326)   (1,145,812)    (6,066,787)
 income taxes
Income tax expense                   --            --             --            --         35,000
                           ----------------------------------------------------------------------
Net income (loss)          $     20,181   $  (938,130)   $  (172,326)  $(1,145,812)   $(6,101,787)
                           ======================================================================
Income (loss) per share    $        .01   $      (.22)   $      (.06)  $      (.33)
                           =======================================================
Weighted average shares
 outstanding                  3,035,232     4,255,286      3,034,038     3,444,885
                           =======================================================


                            See accompanying notes.

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Cumulative
                                                                                         from
                                                                                       June 25,
                                                                                         1984
                                                                                      (Inception)
                                                                                        through
                                                      Nine months ended September 30,  Sept. 30,
                                                             1995          1996           1996
                                                     --------------------------------------------
Net cash used in operating activities                    $(1,061,763)  $(1,728,305)   $(5,131,565)
                                                         -----------   -----------    -----------

Net cash provided by (used in) investing
  activities                                                  59,641    (4,926,391)    (5,913,921)
                                                         -----------   -----------    -----------

Net cash provided by financing activities                     74,100     9,772,702     15,272,019
                                                         -----------   -----------    -----------

Net increase (decrease) in cash and cash
  equivalents                                               (928,022)    3,118,006      4,226,533

Cash and cash equivalents at beginning
  of period                                                  964,005     1,108,527             --
                                                         -----------   -----------    -----------

Cash and cash equivalents at end of
  period                                                 $    35,983   $ 4,226,533    $ 4,226,533
                                                         ===========   ===========    ===========

Supplemental Disclosure of Cash Flow
  Information

Cash paid for income taxes                               $        --   $        --    $    37,084
                                                         ===========   ===========    ===========

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

         Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996.

2. Loss per share. Loss per share is computed based on the weighted average number of common shares outstanding.

3. Initial public offering. On August 13, 1996, the Company completed its initial public offering of 2,000,000 shares of its common stock. Net proceeds to the Company were approximately $8,072,000. On August 29, 1996, the underwriter exercised their option to acquire an additional 300,000 shares of common stock with net proceeds to the Company of $1,305,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

         RESULTS OF OPERATIONS

         Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995.

         During the three months ended September 30, 1995, the Company had total revenues of $345,497 compared to total revenues of $85,194 during the three months ended September 30, 1996. Revenues for 1995 consisted of interest income of $15,462 and contract revenues in the amount of $330,035. During the 1996 third quarter, the Company received a $5,000 sublicense fee and a $43,000 reimbursement of research and development cost in exchange for the grant by the Company of a sublicense for the development and sale of oral IFNa for dog and cat applications worldwide except in Japan. Other 1996 revenues consisted of interest income of $37,194.

         During the 1995 third quarter, research and development expenses were $155,643 as compared to $168,095 during the 1996 third quarter.

         During 1995 and 1996, the Company incurred general and administrative expenses of $139,673 and $820,430, respectively. The 1996 third quarter expenses were $680,757 more than the 1995 third quarter due primarily to the issuance of common stock to three officers of the Company pursuant to stock grants. The amount of compensation associated with the stock grants was $630,000 of which $134,531 had been accrued as of June 30, 1996 leaving a balance of $495,469 which was expensed in the third quarter of 1996.

         Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         During the nine months ended September 30, 1996, the Company had total revenues of $529,234 compared to total revenues of $1,472,710 during the nine months ended September 30, 1995. Revenues for 1996 consisted of interest income of $57,289 and deferred contract revenues recognized in the amount of $417,140 based on research and development and administrative costs incurred. In 1995, $550,000 of the revenues were received in connection with the settlement of a patent infringement action brought by the Company in New Zealand. Of the total settlement amount, $50,000 was in exchange for the grant by the Company of a sublicense of the technology that was the subject of the lawsuit and $500,000 was a reimbursement of research and development costs incurred by the Company. Had the Company not received the $500,000 payment toward research and development costs from the settlement, the remaining balance of deferred contract revenue ($417,140) would have been recognized as contract revenue in 1995. During 1995, deferred contract revenues of $839,049 were recorded as earned based on research and development and administrative costs incurred. Other 1995 revenues consisted of interest income of $83,661.

         During 1996, research and development expenses were $422,540 as compared to $615,806 during 1995. The decrease of $193,266 in 1996 was the result of certain clinical studies being completed in 1995.

         During 1996 and 1995, the Company incurred general and administrative expenses of $1,156,040 and $939,230, respectively. The 1996 general and administrative expenses exceeded 1995 by $216,810 due primarily to the issuance of common stock to three officers of the Company pursuant to stock grants. The amount of compensation expense associated with the stock grants for 1996 was $515,156. In 1995, the Company incurred litigation expense of $260,628.

         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company had cash of $4,226,533 and marketable securities of $4,922,067 with accounts payable of $97,223 and other funding commitments for clinical studies of approximately $19,000.

         The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress of its research and development and the timing and costs associated with its primary development projects), that the net proceeds of its recent initial public offering (approximately $9,377,000) together with the Company's existing capital resources, will be sufficient to satisfy the Company's estimated cash requirements for at least the next 24 months. The Company estimates that an aggregate of $11,100,000 will be needed over approximately the next three years to complete its primary development projects. Such amount is in excess of the net proceeds of the offering and the existing capital of the Company. Therefore, unless the Company generates significant revenues during such period, which the Company believes is unlikely, the Company will need additional financing to fully fund such development. Moreover, the Company's estimate of the amount required to complete its primary development projects may prove to be inaccurate. The Company has no current arrangements with respect to, or sources of, additional financing and it is not anticipated that any of the officers, directors or shareholders of the Company will provide any portion of the Company's future financing requirements. There can be no assurance that, when needed, additional financing will be available to the Company on commercially reasonable terms, or at all. In the event that the Company's plans change, its assumptions change or prove inaccurate, or if the net proceeds of the initial public offering, together with other capital resources, otherwise prove to be insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including requiring the Company to significantly curtail or possibly cease its operations.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27. Financial Data Schedule

         No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                     SIGNATURES

         Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMARILLO BIOSCIENCES, INC.


Date: October __, 1996            By:
                                     -----------------------------------
                                              Joseph M. Cummins
                                               President and
                                          Chief Executive Officer

Date: October __, 1996            By:
                                     -----------------------------------
                                             Charles H. Hughes
                                        Financial Vice President and
                                          Chief Financial Officer
                                         (Chief Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
