Form 10KSB
period 1996-12-31
AMARILLO BIOSCIENCES INC
filed 1997-03-17
CIK 1014763

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB
(Mark One)
 [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the Fiscal Year Ended December 31, 1996

 [   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 0-20791

                           AMARILLO BIOSCIENCES, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                TEXAS                                        75-1974352
     (State of other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

   800 WEST 9TH AVENUE, AMARILLO, TEXAS                         79101
 (Address of principal executive offices)                     (Zip Code)

        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (806) 376-1741

Securities registered under Section 12(b) of the Exchange Act:

                                        None.

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, Par Value $.01
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
   -----    -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Revenues for its most recent fiscal year were $668,787.

         As of March 11, 1997, there were outstanding 5,414,232 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the NASDAQ SmallCap Market) was approximately $17,574,000.

                                     PART I

         The following contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in "Management's Discussions and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-KSB. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-KSB.

ITEM 1.       DESCRIPTION OF BUSINESS.

GENERAL

         Amarillo Biosciences, Inc. (the "Company"), a development-stage company, is engaged in developing biologics for the treatment of human and animal diseases. The Company is currently focusing its research on human health indications for the use of low dose oral natural interferon alpha
(IFNa), particularly for the treatment of Sjogren's syndrome, oral mucositis in cancer patients, hepatitis B, hepatitis C and myeloproliferative diseases. The Company believes that significant worldwide opportunities exist for the development of low dose oral natural IFNa as an inexpensive, non- toxic, efficacious alternative to the treatment of disease by injection of high doses of IFNa. In addition, the Company believes that low dose oral natural IFNa can be an effective treatment for diseases or conditions for which current therapies are inadequate.

         The Company owns or licenses eleven United States patents relating to low dose oral natural IFNa. Since 1992, the Company has filed with the U.S. Food and Drug Administration ("FDA"), and there now are in effect, seven Investigational New Drug ("IND") Applications covering indicated uses for low dose oral IFNa, including treatment of Sjogren's syndrome and oral mucositis and an IND application has been filed to allow testing of oral IFNa in myeloproliferative diseases. The Company is seeking regulatory approvals in certain foreign countries to test low dose oral IFNa in the treatment of hepatitis B and C.

         The Company is also testing oral IFNa in swine with infectious disease and in cattle with shipping fever and has filed, and there are now in effect, Investigational New Animal Drug ("INAD") Applications for these and other indications for the product in animals. The Company is also testing a topical IFNa as a treatment for genital warts in humans.

         The Company's objective is to exploit its proprietary technology to become a leader in the field of low dose oral IFNa applications. The Company's business strategy is to pursue those indications for low dose oral IFNa treatment for which initial clinical research has indicated the treatment is efficacious and which, in the opinion of the Company, have the greatest commercial potential and are most likely to be approved by the FDA. To the extent possible, the Company will attempt to minimize the cost to the Company of obtaining FDA approval by utilizing forms of IFNa already approved (in other dosage forms and for different indications) by the Japanese Ministry of Health and Welfare for human use or by the FDA for animal use. The Company believes that cost savings will result from the availability of more information for use in preparing applications for such approvals. The Company will attempt to gain market share for approved products by forming alliances with strong marketing partners.

COMPLETION OF INITIAL PUBLIC OFFERING

         In August 1996, the Company completed its initial public offering ("IPO") and issued 2,300,000 shares of common stock resulting in net proceeds of approximately $9,378,000.

NATURAL HUMAN INTERFERON ALPHA

         The bodies of humans and animals maintain delicately balanced immune systems that fight disease and injury. Substances such as IFNa, which are produced by the body in small quantities, play important roles in the maintenance of these systems. The Company believes that IFNa and other biologics show great promise as weapons against disease and for use in therapy.

         IFNa has antiviral, antiproliferative and immunomodulatory properties and is used therapeutically in humans with various chronic disorders. IFNa may reduce inflammation by eliminating persistent viral infection, modulating the allergic response or attenuating factors which cause inflammation.

         In recent years IFNa has been used as a biologic and various techniques have been discovered for the mass production of IFNa and other biologics. The prevailing view is that for IFNa to be effective, sufficient concentrations of the substance must reach the disease site, by means of either local or distal administration of the IFNa. If IFNa is disseminated in the bloodstream, high doses of IFNa would be required to assure that sufficient amounts of IFNa reach the diseased tissue. Such approaches have proven effective in many instances, but high-dose systemic IFNa therapy has the disadvantages of significant side effects and expense.

         The Company has focused its efforts on the use of IFNa in low doses since such use mimics the way the body naturally produces and utilizes the substance. The Company has accumulated data that indicate that oral administration of IFNa, at very low doses, can trigger systemic alterations which augment the body's disease-fighting mechanisms. Such oral application of low dose IFNa is without the adverse side effects of high-dose IFNa administration. Moreover, low dose treatment which is administered orally or topically is more economical than treatment by injection of high dose IFNa.

         The Company has conducted preliminary research on various human and animal indications for the use of low dose oral IFNa therapy and, based upon initial results, intends to focus its development activities on the treatment of Sjogren's syndrome, oral mucositis in cancer patients and hepatitis B and C ("Primary Development Projects") discussed below.

HUMAN HEALTH APPLICATIONS

         Sjogren's Syndrome. Sjogren's syndrome is a chronic autoimmune disorder characterized by dryness of the eyes and mouth. It can exist as a primary disorder or in association with other autoimmune diseases such as rheumatoid arthritis, systemic lupus erythematosus and progressive systemic sclerosis. Patients with primary Sjogren's syndrome may have clinical signs such as rash, arthritis, pneumonitis and nephritis. Typical symptoms include the sensation of burning in the eyes, dry mouth, stinging in the tongue, painful throat, swollen lymph glands and dryness in the vagina.

Oral candidiasis (a fungus infection of the mouth) may also arise as a result of reduced saliva flow. Although Sjogren's syndrome is not life threatening, it can cause extreme discomfort.

         The Sjogren's Syndrome Foundation, Inc. estimates that there are approximately two to three million people in the United States who suffer from Sjogren's syndrome. The Company believes that the incidence of Sjogren's syndrome worldwide is similar to its incidence in the United States.

         Topical use of artificial tears is the prevailing treatment for the dry eye symptom of the disease. Artificial tears must be used on a regular basis. Intensive oral hygiene is prescribed to prevent progressive periodontal problems that may develop as a result of the disease.

         The Company believes that oral IFNa therapy helps to relieve the dryness associated with Sjogren's syndrome and may effectively supplement, or be used in lieu of, existing treatments. In a study conducted by the Company from October 1994 to January 1996 at two universities, the Company found that oral IFNa therapy administered to Sjogren's syndrome patients led to increased saliva production in six of 14 patients. The Company has filed and there is now in effect an IND for the use of oral IFNa to treat Sjogren's syndrome.

         Oral Mucositis. Oral mucositis is a condition characterized by inflammation and sometimes ulcerations of the mucosal lining of the mouth. It is often associated with the use of chemotherapy or radiation therapy of cancer patients, and in many cases is a dose limiting factor for the chemotherapy treatment. Current treatments for oral mucositis, including oral hygiene, topical agents and oral rinses, are generally ineffective or inadequate.

         The Company has filed and there is now in effect an IND for the use of oral IFNa to treat oral mucositis. The Company sponsored a Phase 1/Phase 2 clinical trial at three oncology research centers. Six out of eleven patients experienced a clinically significant reduction in their oral mucositis when IFNa was given with a particular chemotherapy compared to a previous cycle of chemotherapy without IFNa given to the same patients. The Company believes that in the United States approximately 400,000 patients per year will suffer from oral mucositis.

         Hepatitis. Hepatitis is a family of diseases in which inflammation of the liver occurs. The most common cause of hepatitis is viral infection by one of six distinct viruses. Two of the most common of such viruses are HBV and HCV.

         Symptoms of acute hepatitis, regardless of which viral agent causes the illness, are similar and include fever, nausea, vomiting and jaundice. While acute viral hepatitis can be debilitating, it is seldom fatal or permanently disabling. However, HBV and HCV can result in a lifelong chronic state. This chronic condition is usually found in two forms. One form is a "chronic carrier" state in which the individual does not have the clinical signs of the disease but is infectious. A chronic carrier can spread the disease for years without being aware of it. The second chronic state is termed "chronic active hepatitis." In this condition, the person is both infectious and has mild to severe hepatitis symptoms. According to the World Health Organization ("WHO"), HBV chronically infects (including both carrier and active states) 300-400 million people worldwide. WHO lists HBV as the ninth leading cause of death, responsible for up to 2 million deaths each year.

HEPATITIS B

         HBV is transmitted through blood, blood products and sexual contact. About 6-10% of patients infected with HBV become carriers and 5-8% of all HBV-infected patients develop chronic active disease.

         Currently, the only effective and widely approved treatment for chronic HBV is IFNa administered parenterally in high doses three times per week for 16 to 24 weeks. However, new parenteral IFNa treatment regimens last for up to 48 weeks. Fewer than 40% of HBV patients respond favorably to parenteral IFNa treatment. The therapy has been shown to be almost totally ineffective in carrier cases.

         High dose parenteral IFNa therapy often results in adverse reactions, including fever, headache, muscular pain, anorexia, fatigue, chills, weakness, nausea, hair loss, depression and personality changes. Parenteral high-dose IFNa treatment is also costly. Moreover, its use requires the additional expense of syringes and needles, and necessitates close medical supervision. Some of the additional required medical expense is in the form of doctor visits and treatment for the adverse effects associated with the parenteral IFNa. While no specific cost estimates are available, the costs are substantial, especially in countries where the health system is already overburdened.

         The Company believes that low dose oral IFNa therapy for chronic HBV might be as beneficial a treatment for the disease as, and will be more economical than, parenteral IFN. Up to 105 million chronic HBV patients may qualify for low dose oral IFNa therapy worldwide.

         Since 1990, the Company has been involved in an open-labelled (non-placebo controlled) safety and efficacy study of oral IFNa therapy for chronic HBV patients conducted at two clinical centers in Poland. The therapy appears to have had as beneficial an effect in this patient population as parenteral IFNa and to have produced fewer adverse side effects. Care needs to be taken in the interpretation of the results of the study since it was not placebo-controlled. However, the data generated to date indicate that the low dose oral IFNa therapy would represent significant improvement over parenteral therapy because it is less toxic and less expensive.

         The Company has designed a study to be conducted at a hepatitis treatment center in Mexico City, which the Company believes will require approximately two years to complete. The Company is seeking temporary approval to market IFNa for treatment of HBV in China while clinical testing is being conducted. The Company intends to seek permanent marketing approval in China for such treatment after clinical testing has been completed.

HEPATITIS C

         HCV is transmitted primarily through blood and blood products and, to a lesser extent, by sexual contact. However, in up to 40% of HCV cases, no source of infection can be identified. Symptoms of the acute phase of the disease are similar to HBV, though usually less severe, with fatigue being the most common complaint. Of individuals infected with HCV, 20-30% will resolve their infection, 20-30% will become chronic carriers and the remaining 40-60% will develop chronic active hepatitis. The latter group is at great risk of developing cirrhosis and/or liver cancer. It is estimated that the number of chronic infections (including carriers) is 60 million worldwide, and the number is increasing rapidly. While infection via blood, blood products and sexual contact can be controlled to a certain extent, the 20 to 40% of cases with an unknown method of transmission have resulted in alarm in the international health care community. Because HCV was not identified until 1989, the full extent of the epidemic is still unknown.

         As with HBV, parenterally administered IFNa is the only widely approved therapy for HCV infection. Current therapy consists of high dosages of IFNa that are administered by injection three times per week for 24 weeks. Relapse after parenteral IFNa administration is common in HCV patients. Of the 30-50% of patients who initially respond to treatment, about half will revert to active disease, leaving only 15-25% of treated patients who experience a lasting benefit from therapy. Parenteral IFNa treatment of HCV is associated with the same high cost and adverse side effects attendant to such therapy for HBV. Costs can be even greater in treating HCV since patients who fail to respond to parenteral IFNa therapy or who relapse after therapy often receive multiple treatment courses, sometimes consisting of even greater doses and/or duration, in an attempt to forestall the frequently life-threatening consequences of long-term chronic HCV.

         Recent clinical pilot work completed by the Company in association with a university in Canada indicates that chronic HCV patients treated with low-dose oral IFNa followed by a standard course of parenteral IFNa, had an initial response rate twice that expected in patients given parenteral IFNa alone. Moreover, HBL has provided the Company with data indicating that HCV patients in Japan, who were treated with injectable IFNa preceded by low-dose oral IFNa, experienced a greater than expected sustained rate of response. It should be noted that these data were generated from an open-label study and should be interpreted cautiously. The Company has licensed such technology from the Canadian university and intends to prepare an Investigational New Drug submission in Canada and a similar application in Mexico, and, if such applications are approved, to conduct clinical trials in such countries to evaluate, and thereafter develop, oral IFNa pre-treatment as a means of increasing the effectiveness of parenteral IFNa therapy. An estimated 40 million worldwide chronic cases of HCV are believed by the Company to be candidates for this treatment.

MYELOPROLIFERATIVE DISEASES

         ABI has filed an IND to test 3 chronic myeloproliferative diseases at the Mayo clinic. These 3 chronic myeloproliferative disorders include polycythemia vera ("PV"), primary thrombocythemia ("PT") and agnogenic myeloid metaplasia ("AMM"). These entities are clonal hematopoietic cell disorders with origin at the multipotent stem cell level. ABI will test low dose oral IFNa as a treatment for these disorders.

OTHER APPLICATIONS AND PRODUCTS

         The Company has also filed and there are currently in effect INDs for the use of oral IFNa to treat aphthous stomatitis, fibromyalgia, the common cold and chronic fatigue syndrome in humans. However, the Company does not currently have, nor does it believe that in the foreseeable future it will have, the financial or human resources to actively pursue research and development activities with respect to these or other diseases or conditions. Any such additional activities would require arrangements to be made with strategic partners. There can be no assurance that any such development would occur.

         In April 1996, the National Institutes of Health ("NIH") announced that it will be conducting a clinical trial of the use of low dose oral IFNa therapy for the treatment of AIDS-related symptoms. The study will enroll 560 AIDS patients and test oral IFNa from three different sources. The IFNa will be provided by HBL and two licensees of the Company. While the Company has filed an IND for the use of oral IFNa to treat AIDS, and assisted the NIH in the finalization of the study protocol as well as the coordination of the packaging of clinical supplies for the study, the Company currently plans only limited further development work for this indication until the NIH study has been completed. The extent of further development work undertaken by the Company may depend upon the results of the NIH study.

         The Company is currently testing IFNa in ointment form for the treatment of genital warts. A pilot study has been conducted in Mexico on eight volunteers. The Company is preparing to conduct animal tests of the product at an American university. The Company has filed an INAD application in preparation for animal testing of topical IFNa.

ANIMAL HEALTH

         Development Agreement for Animal Health Products. In May 1996, the Company entered into an agreement with Virbac S.A., a manufacturer and distributor of pharmaceuticals and biologics for animals ("Virbac"), pursuant to which it granted to Virbac an exclusive worldwide license, except in Japan, to use the Company's patents and technology for development and sale of oral IFNa for dog and cat applications. Under the agreement the Company will work with Virbac, at Virbac's expense, to achieve regulatory approvals for such applications. The Company will also supply bulk IFNa to Virbac for the manufacture, formulation, testing and marketing of oral dosage forms of licensed products by Virbac and Virbac will pay the Company for such IFNa at specified rates. Virbac will also pay to the Company certain additional fees and reimbursements.

STRATEGIC ALLIANCE WITH HBL

         Hayashibara Biochemical Laboratories, Inc. ("HBL") was established in 1970 to engage in biotechnical research and development. It is a subsidiary of Hayashibara Company, Ltd., a privately-owned Japanese holding corporation with diversified subsidiaries. For more than 100 years the Hayashibara Company, Ltd. and its predecessors have been applying microbiological technology in the starch industry for the production of maltose and other sugars.

         In 1981, HBL established the Fujisaki Institute to accelerate development of industrial methods for the production of biologics and to sponsor clinical trials for such products. In 1985, HBL built the Fujisaki Cell Center to support basic research. In 1987, HBL successfully accomplished the mass production of human cells in an animal host by producing human cells in hamsters. This made it possible to economically produce a natural form of human IFNa and other biologics. HBL also has developed and obtained patents for technology relating to the production of IFNa- containing lozenges by which the stability of the IFNa activity can be maintained for up to 18 months at room temperature and up to three years if the product is refrigerated. The Company believes that the use of such lozenges gives it advantages over competitive technologies in terms of cost, taste and ease of handling.

         In 1989, the Company and HBL entered into a manufacturing and supply agreement pursuant to which HBL granted the Company a license to use and distribute HBL IFNa and committed to supply to the Company its requirements of HBL IFNa and the Company agreed to pay HBL perpetual royalties on net sales of products containing IFNa (whether supplied by HBL or others) along with certain fees for the sublicensing of the Company's rights. In March 1992, HBL and the Company terminated the 1989 agreement and entered into a Joint Development and Manufacturing/Supply Agreement (the "Development Agreement") pursuant to which HBL agreed to supply HBL IFNa to the Company and granted to the Company an exclusive license to market (with the right to sublicense such rights to others, subject to HBL's approval of the sublicensees) HBL IFNa for low dosage oral use in humans worldwide, except in Japan (where HBL has retained exclusive marketing rights), and for low dosage oral use in animals worldwide.

         Subject to certain conditions, HBL also agreed to provide to the Company $9,000,000 in research funding. All of such funding was provided to the Company during the three years ended December 31, 1994 and has been expended. The Company also increased HBL's perpetual royalties on net sales by the Company of IFNa-containing products for oral use.

         Under the Development Agreement, the Company has granted an exclusive license to HBL to use the Company's technology and certain of its patents for the marketing of HBL IFNa for oral use in humans in Japan and HBL agreed to pay to the Company perpetual royalties on net sales of HBL IFNa for oral use by humans in Japan by HBL, its affiliates and licensees. The initial term of the Development Agreement expires in March 1999, but the agreement is automatically renewable for successive three year terms subject to the prior written agreement of the parties.

         In January 1993, the Company entered into a license agreement with HBL pursuant to which it granted an exclusive license to HBL for the marketing by HBL of HBL IFNa for oral use in animals in Japan in exchange for HBL's agreement to pay royalties on net sales of the product for such use in Japan by HBL, its affiliates and licensees. Such agreement terminates in January 2000 but is automatically renewable for successive three year terms subject to the prior written agreement of the parties.

         In June 1994, the Company and HBL entered into a Manufacturing/Supply Agreement under which HBL granted to the Company an exclusive license to use, formulate, test and market HBL IFNa for non-oral (topical or parenteral) use in both humans and animals in North America and HBL agreed to supply to the Company its IFNa for such purposes. Under the agreement the Company agreed to pay to HBL a specified price for the HBL IFNa it purchases for non-oral use. For additional information concerning HBL and the Company, see ITEM 12.
Certain Relationships and Related Tranactions.

AGREEMENTS WITH ISI AND OTHERS

         In October 1989, the Company entered into a Manufacturing and Supply Agreement with Interferon Sciences, Inc. ("ISI"), under which ISI granted to the Company an exclusive worldwide license to market ISI IFNa for oral use in animals and agreed to supply ISI IFNa for such use exclusively to the Company. Pursuant to the agreement, ISI receives a specified price for ISI IFNa sold to the Company. ISI is also entitled to receive royalties on net sales as well as a percentage of any license fee, option fee or other payment, except royalty or specific research or patent expense reimbursements, which the Company receives for the assignment or sublicense of the Company's rights under the license agreement.

         Since 1994, the Company has been required to expend a minimum of $50,000 per year toward development of products under the Manufacturing and Supply Agreement in order to keep it in force. The Company has done so, and currently intends to continue to make such expenditures. The Manufacturing and Supply Agreement will continue for seven years after the Company's first purchase order for Manufactured Products under the Agreement, and will be automatically renewed for successive three-year terms thereafter, subject to termination by the Company, with or without cause, and subject to termination by ISI at any time after the first renewal terms, if net sales for a calendar year do not exceed $100,000. The seven-year term has not yet commenced, since the Company has not yet placed an order with ISI for Manufactured Products. "Manufactured Products" is defined in the agreement as ISI IFNa, packaged in accordance with FDA approved dosage forms. The FDA has not yet approved any dosage form within the meaning of the agreement.

         In October 1989, the Company and ISI entered into a license agreement pursuant to which the Company granted to ISI a license (co-exclusive with the Company) of the Company's patented technology for the use and sale of IFNa - containing products for use in humans worldwide, except for Japan (where the Company has granted to HBL an exclusive license), for a royalty on net sales of licensed products made during the term of the agreement. The original term of the license agreement was to expire on October 20, 1994, but ISI extended its term as therein permitted. As amended in April 1995, the agreement will continue in force for the life of the licensed patents, subject only to ISI's right to terminate the agreement with or without cause (in which case ISI must cease any use or sale of the licensed products), and the Company's right to terminate for breach of the agreement by ISI, or upon certain other events.

         In April 1995, in connection with the settlement of certain patent and infringement litigation brought by the Company in New Zealand against Fernz Corporation Limited, Pharma Pacific Management Pty. Ltd. ("PPM") and certain other companies and certain opposition proceedings brought by PPM against the Company and certain of the Company's licensors in Australia and Europe, the Company entered into a non-exclusive license agreement with PPM. Pursuant to such agreement, the Company licenses to PPM worldwide, except in Japan, the right to use the Company's patented technology for the use and sale of IFNa - containing products in humans and PPM is obligated to pay the Company a royalty based on sales of the product in countries where any of the licensed patents has issued. To the Company's knowledge, PPM is not selling products covered by the license in any such country. PPM also paid to the Company $500,000 as a reimbursement of a portion of the Company's research and expenses related to the licensed technology and a $50,000 license fee to be credited against future royalties. In connection with the settlement, ISI and the Company agreed to an amendment of ISI's license from the Company pursuant to which ISI granted back to the Company any right to sublicense the licensed technology (except that ISI retained the right to sublicense such technology in connection with the use and sale of ISI IFNa products) and the Company purchased 312,500 shares of the Common Stock of ISI, a public company, for $625,000.

MANUFACTURING

         The Company depends on HBL and ISI for the production and purification of IFNa for use in clinical trials and intends to rely on them to supply it with IFNa in bulk for formulation in products commercially sold by the Company. HBL produces all of its IFNa (including injectable IFNa and IFNa formulated in lozenges) at its Kibi Pharmaceutical Plant outside Okayama, Japan. The plant has not yet been approved by the FDA for production of IFNa. ISI produces all of its IFNa at an FDA-approved plant in New Brunswick, New Jersey. The Company uses ISI IFNa for oral administration in animal testing.

MARKETING AND SALES

         The Company anticipates that its products eventually will be marketed in all countries where approval to sell such products is obtained. The Company expects to sell products for human use to pharmaceutical distributors who will undertake the marketing of human products. It hopes to sell the products for animal use to animal health distributors who will undertake the marketing of the products. However, the Company does not expect that it will have significant sales for at least three years.

         In November 1990, the Company entered into an agreement (the "Marketing Agreement") with Mitsubishi Corporation ("Mitsubishi") under which it has appointed Mitsubishi its marketing representative for the Company's low-dose oral IFNa products for human use. The agreement is exclusive worldwide, except for the United States, Japan, Thailand and certain countries in Africa. Pursuant to the Marketing Agreement, Mitsubishi is assisting the Company in developing a global marketing strategy. Mitsubishi will also identify and negotiate with potential licensees where the Company determines that licensing is the most effective method of commercializing a product; establish distribution channels for such products, if any, that may be produced under the Company's own auspices; arrange for shipment and delivery of products to licensees, distributors and customers; and assist the Company in obtaining regulatory approval for the Company's products. For its services, Mitsubishi will receive stated percentages of all license or option fees and stated percentages of any royalties paid to the Company under any license agreements entered into by the Company in Mitsubishi's exclusive market area during the term of the Marketing Agreement or any license agreement entered into within two years after the term with licensees contacted by Mitsubishi or introduced to the Company by Mitsubishi prior to the expiration of the Marketing Agreement. In addition, Mitsubishi is entitled to a percentage commission on the net sales value (as defined in the agreement) of products shipped to any person in Mitsubishi's exclusive marketing area during the same periods discussed above with respect to licenses. The initial term of the Marketing Agreement expires in November 2000, but the term shall automatically be extended for successive three year periods unless either party elects not to extend the agreement by written notice to the other not less than 12 months prior to the end of the term or renewal term.

PATENTS AND PROPRIETARY RIGHTS

         The Company seeks patent protection for its technology and products. It typically files United States patent applications and related foreign patent applications as soon as such technology and products are developed. The Company files foreign patent applications on some of its technology and products in countries where, in the Company's opinion, business considerations warrant such filings. The foreign countries in which the Company files patent applications usually include Japan, Canada, Australia, and countries of the European Economic Community.

         The Company owns two United States patents which expire in 2008 and 2010 and licenses from HBL and two universities or their affiliates, a total of nine United States patents which expire on various dates between 2001 and 2014. The Company's licensors have eight United States patent applications pending relating to oral IFNa. Numerous foreign patent applications which correspond to certain of these United States patent applications have also been filed and are pending. Although the patent examiner has initially rejected all claims in seven of the pending United States patent applications, the Company's licensors are prosecuting the applications to counter the rejections, with the goal of patent grants. There can be no assurance, however, that the Company's licensors' existing patent applications will mature into issued patents, or, if issued, that such patents will be adequate to protect the Company's products or processes. In addition, there can be no assurance that the Company will be able to obtain any necessary or desired additional licenses to patents or technologies of others or that the Company will be able to develop its own additional patentable technologies.

         The Company's license agreements with its licensors provide for the payment to licensors of various license issue fees, percentage royalties on net sales of licensed products by the Company (including certain minimum annual royalties) and stated percentages of license, option or other front-end payments and royalty payments received by the Company from sublicensees. The Company's licenses extend for the life of the licensed patents, subject to earlier termination without cause by the Company or with cause by licensors.

         The Company believes that the patent position of pharmaceutical companies involves complex legal and factual questions. There can be no assurance that any future patent applications or any patents issued to the Company will provide it with competitive advantages or that the Company's use of its technology will not be challenged as infringing upon the patents or proprietary rights of others, or that the patents or proprietary rights of others will not have an adverse effect on the ability of the Company to do business. Furthermore, there can be no assurance that others will not independently develop similar technology or that others will not design technology to circumvent the Company's existing or future patents or proprietary rights. In the event that the Company's technology were deemed to be infringing upon the rights of others, the Company could be subject to damages or enjoined from using such technology or the Company could be required to obtain licenses to utilize such technology. No assurance can be given that any such licenses would be made available on terms acceptable to the Company, or at all. If the Company were to be unable to obtain such licenses, it could encounter significant delays in introducing products to the market while it attempts to design around the patents or rights infringed upon, or the Company's development, manufacture and sale of products requiring such licenses could be foreclosed. In addition, the Company could experience a loss of revenues and may incur substantial costs in defending itself and indemnifying its strategic partners in patent infringement or other actions based on proprietary rights violations brought against it or its strategic partners.
The Company could also incur substantial costs in the event it finds it necessary to assert claims against third parties to prevent the infringement of its patents and proprietary rights by others.

         Hoffmann-La Roche, Inc. ("Roche") has asserted to both HBL and ISI that the manufacture, sale and use of their respective forms of IFNa infringe United States Patent 4,503,035 and foreign counterparts thereof owned by Roche relating to IFNa (collectively, the "Roche Patent"). The Roche Patent expires in March 2002 in the United States and at various times in other jurisdictions. HBL has informed the Company that it believes that the claims of the Roche Patent are not applicable to the manufacture and sale of HBL IFNa. HBL has prevailed at the trial level in litigation initiated by Roche in Japan concerning the dispute and Roche has appealed the decision. The Company is not a party to the litigation between Roche and HBL in Japan.

         The Company believes that it is likely that Roche would commence suit against the Company if the Company were to sell or attempt to sell HBL IFNa for commercial use in the United States or any other country where the Roche Patent has issued with IFNa composition claims and is still in effect. However, under applicable United States patent law, the use of a patented product solely for uses reasonably related to the development and submission of information for seeking FDA approval of a biologic for indicated uses in humans is not an act of infringement. Thus, the Company believes that it is unlikely that it would be sued by Roche prior to commercialization of the Company's IFNa products. Roche would also not assert infringement claims with respect to the Company's sale of ISI IFNa, because in March 1995 ISI entered into a license agreement with Roche pursuant to which ISI was granted a license to use the Roche Patent in exchange for specified royalties.

         The Company believes that its oral IFNa dosage forms do not infringe any claims of the Roche Patent. However, there can be no assurance that, if the Company sells or attempts to sell HBL IFNa for commercial use in one or more countries in which the Roche Patent has issued, such sale or attempted sale would not be determined to be an infringement of the Roche Patent under applicable law. HBL has agreed to indemnify the Company for litigation expenses incurred in defending suits brought by Roche against the Company for infringement of the Roche Patent and for any damages the Company may be required to pay to Roche in the event that Roche is successful in any such suit. Nevertheless, a determination of infringement could have a material adverse effect on the business and operations of the Company.

         In response to patent infringement claims made by the Company against PPM and certain other persons, PPM contested the validity of granted claims of certain Company-licensed patents in Australia, New Zealand and Europe. In addition, a former employee of the Company contested the validity of one of the United States patents licensed by the Company. All of the disputes were settled or dismissed without final resolution of the patent validity issues. However, in connection with the settlement of the litigation with PPM, the Company granted to PPM a non-exclusive royalty-bearing license to use the patented technology worldwide, except in Japan. See "Agreements with ISI and Others."

         The Company relies on proprietary know-how and confidential information and employs various methods, such as entering into confidentiality and noncomplete agreements with its current employees and with third parties to whom it has divulged proprietary information, to protect the processes, concepts, ideas and documentation associated with its technologies. Such methods may afford incomplete protection and there can be no assurance that the Company will be able to protect adequately its trade secrets or that other companies will not acquire information which the Company considers to be proprietary. The Company will be materially adversely affected if it cannot maintain its proprietary technologies.

COMPETITION

         The pharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition. The Company believes that its ability to compete will be dependent in large part upon its ability to continually enhance and improve its products and technologies. In order to do so, the Company must effectively utilize and expand its research and development capabilities and, once developed, expeditiously convert new technology into products and processes which can be commercialized.
Competition is based primarily on scientific and technological superiority, technical support, availability of patent protection, access to adequate capital, the ability to develop, acquire and market products and processes successfully, the ability to obtain governmental approvals and the ability to serve the particular needs of commercial customers. Corporations and institutions with greater resources than the Company may, therefore, have a significant competitive advantage. The Company's potential competitors include entities that develop and produce therapeutic agents for treatment of human and animal disease. These include numerous public and private academic and research organizations and pharmaceutical and biotechnology companies pursing production of, among other things, biologics from cell cultures, genetically engineered drugs and natural and chemically synthesized drugs. Almost all of these potential competitors have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources and experience than the Company. The Company's competitors may succeed in developing products or processes that are more effective or less costly than any that may be developed by the Company, or that gain regulatory approval prior to the Company's products. The Company also expects that the number of its competitors and potential competitors will increase as more IFNa products receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these competitors may be more successful than the Company in manufacturing, marketing and distributing its products. There can be no assurance that the Company will be able to compete successfully.

GOVERNMENT REGULATION

         The Company's research and development activities are subject to comprehensive regulation by numerous governmental authorities in the United States and other countries. If the Company is able to produce and market products, such production and marketing will place the Company under continued regulation. Among the applicable regulations in the United States, pharmaceutical products are subject to the Federal Food, Drug and Cosmetic Act, the Public Health Service Act, other federal statutes and regulations, and certain state and local regulations. These statutes and regulations govern the development, testing, formulation, manufacture, labeling, storage, record keeping, quality control, advertising, promotion, sale, distribution and approval of pharmaceutical products. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, refusal by the government to approve marketing of the product and criminal prosecution.

         A new drug may not be legally marketed for commercial use in the United States without FDA approval. In addition, upon approval, a drug may only be marketed for the indications, in the formulations and at the dosage levels approved by the FDA. The FDA also has the authority to withdraw approval of drugs in accordance with applicable statutes and regulations. Analogous foreign regulators impose similar approval requirements relating to commercial marketing of a drug in their respective countries and may impose similar restrictions and limitations after approval.

         In order to obtain FDA approval of a new product, the Company and its strategic partners, if any, must submit proof of safety, efficacy, purity, and stability, and the Company must demonstrate validation of its manufacturing process. The testing and application process is expensive and time consuming, often taking years to complete. There is no assurance that the FDA will act favorably or quickly in reviewing applications. With respect to patented products, processes or technologies, delays imposed or caused by the governmental approval process may materially reduce the period during which the Company will have the exclusive right to exploit them. Delays could also affect the commercial advantages derived from proprietary processes. There is no assurance that the regulatory agencies will find present or future submissions of the Company to be adequate.

         The FDA approval process for a pharmaceutical product such as oral IFNa includes review of (i) preclinical laboratory and animal studies to enable FDA review of an IND or INAD applications, (ii) initial clinical studies to define safety and dose parameters and (iii) well-controlled clinical trials to demonstrate product efficacy and safety, followed by submission and FDA approval of a Product License Application ("PLA") concerning biologics and a New Drug Application ("NDA") with respect to drugs. FDA approval of the NDA and/or PLA is required prior to any commercial sale or shipment of the product, except as to certain exports.

         Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the safety of the product. The results of the preclinical tests are submitted to the FDA as part of the IND or INAD application and are reviewed by the FDA. Unless the FDA objects to an IND, the application will become effective 30 days following its receipt by the FDA. INADs need only be filed prior to the shipment of the drug or biologic for testing. There can be no certainty that the FDA will not object to the commencement of clinical studies concerning any drug or biologic.

         Human clinical trials are typically conducted in three sequential phases with some amount of overlap allowed. Phase 1 trials normally consist of testing the product in a small number of patient volunteers for establishing safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. In Phase 2, the continued safety and initial efficacy of the product are evaluated in a somewhat larger patient population, and appropriate dosage amounts and treatment intervals are determined. Phase 3 trials typically involve more definitive testing of the appropriate dose for safety and clinical efficacy in an expanded patient population at multiple clinical testing centers. A clinical plan, or "protocol," accompanied by the approval of the institution participating in the trials, must be submitted to the FDA prior to commencement of each clinical trial. Each clinical study must be conducted under the auspices of an Institutional Review Board ("IRB") at the institution preforming the clinical study. An IRB may require changes in a protocol, and there can be no assurance that an IRB will permit any given study to be initiated or completed. In addition, the FDA may order the temporary or permanent discontinuation of clinical trials at any time. In light of this process, the Company must necessarily rely on other persons and institutions to conduct studies. The Company cannot guarantee that such persons and institutions will conduct studies properly. There also can be no assurance that Phase 1, Phase 2 and Phase 3 testing of the Company's products will be completed successfully within any specified time period, if at all.

         All the results of the preclinical and clinical studies on a pharmaceutical product are submitted to the FDA in the form of a PLA or NDA, for approval to commence commercial distribution. Submission of a PLA or NDA does not assure FDA approval for marketing. The application review process takes more than two years on average to complete. However, the process may take substantially longer if the FDA has questions or concerns about a product or studies regarding the product. In general, the FDA requires at least two adequate and well-controlled clinical studies demonstrating efficacy with sufficient levels of statistical assurance. However, additional support may be required. The FDA also may request additional information relating to safety or efficacy, such as long-term toxicity studies. In responding to a PLA or NDA, the FDA may grant marketing approval, require additional testing and/or information or deny the application. Accordingly, there can be no assurance about any specific time frame for approval, if any, of products by the FDA. The FDA also may require post-marketing testing and surveillance to monitor the safety record of a product and its continued compliance with regulatory requirements.

         The facilities of each pharmaceutical manufacturer must be registered with and approved by the FDA as complaint with the agency's good manufacturing practice regulations ("GMP"). For biologics, except certain well-characterized ones, this requires the filing of an establishment license application ("ELA") that must be approved by the FDA for the facility in which the product is maintained. While the ELA and PLA are separate documents, they must be submitted at the same time and both documents must be approved before the sale of the biologic. Continued registration also requires compliance with the FDA's GMP regulations. Products must be formulated in accordance with the FDA's GMP requirements and preclinical tests must be conducted by laboratories that comply with FDA regulations governing the testing of drugs in humans and animals. In order to comply with GMP, manufacturers must continue to expend time, money and effort in production, record keeping and quality control. In addition, manufacturers must comply with regulations promulgated by the United States Drug Enforcement Administration and similar state and local regulatory authorities if they handle controlled substances, and they must be registered with the United States Environmental Protection Agency and similar state and local regulatory authorities if they generate toxic or dangerous waste streams. Other regulatory agencies, such as the Occupational Safety and Health Administration, also monitor manufacturing facilities for compliance with workplace safety regulations. Each of these organizations conducts periodic establishment inspections to confirm continued compliance with its regulations. Failure to comply with any of these regulations could mean fines, interruption of production and even criminal prosecution.

         For foreign markets, a pharmaceutical company is subject to regulatory requirements, review procedures and product approvals which, generally, may be as extensive, if not more extensive, as those in the United States. Although the technical descriptions of the clinical trials are different, the trials themselves are often substantially the same as those in the United States. Approval of a product by regulatory authorities of foreign countries must be obtained prior to commencing commercial product marketing in those countries, regardless of whether FDA approval has been obtained. The time and cost required to obtain market approvals in foreign countries may be greater than required for FDA approval and may be subject to delay. There can be no assurance that regulatory authorities of foreign countries will grant approval.

RESEARCH AND DEVELOPMENT

         During the years ended December 31, 1996 and 1995, the Company incurred expenses of $644,368 and $875,093, respectively, resulting from Company-sponsored research and development activities. Research and development is expected to remain a significant component of the Company's business. In the short term, the Company expects to concentrate on the Primary Development Projects. However, the Company may abandon or de-emphasize its research and development activities with respect to the Primary Development Projects and expand research and development of other products as circumstances warrant. The Company has arranged for others to perform substantially all of its clinical research and intends to continue to do so while utilizing its staff for monitoring such research.

ITEM 2.       DESCRIPTION OF PROPERTY.

         The Company's executive and administrative offices are located at 800 West 9th Avenue, Amarillo, Texas in a 5,200 square foot facility owned by the Company. The building contains offices, meeting rooms and a biologic storage area. The Company believes that the facility is adequate for its present and anticipated use.

ITEM 3.       LEGAL PROCEEDINGS.

         None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                    PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Since August 8, 1996, the Company's common stock has traded over-the-counter. The range of high and low bid prices as quoted on the NASDAQ SmallCap Market for the third and fourth quarters of 1996 are as follows:

                                                  1996
                                     ----------------------------
            Quarter                    High                 Low
           ---------                 --------             -------

             Third                     5 3/4               4 3/4

            Fourth                     5 1/2               4 1/2

         As of January 31, 1997, the Company had approximately 300 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Since June 1984, the Company, a development-stage company, has been engaged almost exclusively in research and development activities focused on developing biologics for the treatment of human and animal diseases. Other than limited sales of natural IFNa in Kenya, the Company has not yet commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. The Company has incurred significant operating losses since its inception resulting in an accumulated deficit of $6,574,163 at December 31, 1996. Beginning in April 1996, the rate of loss increased and such losses are expected to continue for the foreseeable future and until such time, if ever, as the Company is able to attain sales levels sufficient to support its operations.

Year ended December 31, 1996 Compared to Year Ended December 31, 1995

         During the year ended December 31, 1996, the Company had total revenues of $668,787 compared to total revenues of $2,006,262 during the year ended December 31, 1995. Included in 1995 revenues was $550,000 received in connection with the settlement of a patent infringement action brought by the Company in New Zealand. Of the total settlement amount, $50,000 was in exchange for the grant by the Company of a sublicense of the technology that was the subject of the lawsuit and $500,000 was a reimbursement of research and development cost incurred by the Company. Other revenues for 1995 consisted of interest income of $94,867 and deferred contract revenues recognized in the amount of $1,361,395. Had the Company not received the $500,000 payment toward research and development costs from the settlement, the remaining balance of deferred contract revenue ($417,140) would have been recognized as contract revenue in 1995. During 1996, the remaining deferred contract revenues of $417,140 were recorded as earned based on research and development and administrative costs incurred. Other 1996 revenues consisted of interest income of $196,842 and IFNa sales of $6,805. Interest income in 1996 was approximately $102,000 more than in 1995 primarily due to the investment of the IPO proceeds in 1996. In addition, $48,000 was received as sublicense fees ($5,000) and reimbursement of research and development cost ($43,000) incurred by the Company. The $48,000 was received from the sublicense of the rights to develop and market products for dogs and cats worldwide.

         During 1996, research and development expenses were $644,368 as compared to $875,093 during 1995. The decrease of $230,725 in 1996 was the result of certain clinical studies being completed in 1995. Research and development expenses are expected to be greater in 1997 as the Company starts and continues various development plans. Such expenses are estimated to increase by approximately $1,360,000 in 1997. This estimate is subject to actual starting dates of certain clinical studies and also depends on the continuation of these studies.

         During 1996 and 1995, the Company incurred general and administrative expenses of $1,516,544 and $1,322,748, respectively. There were certain expenses incurred in both years that should be nonrecurring in future years. The Company incurred employee restricted stock grants expense of $515,156 and $39,375 for 1996 and 1995, respectively. All restricted stock grants have been fully satisfied. Certain litigation in connection with which the Company incurred expenses of

$256,000 in 1995 was terminated in 1995. The Company recorded a $150,000 discount on its investment in ISI common stock in 1995 due to certain restrictions placed on the sale of such stock. The aforementioned items were the primary reasons that general and administrative expenses were $193,796 greater in 1996 than in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company had cash of $2,799,297 and marketable securities of $5,984,370 with accounts payable of $138,298, accrued expenses (excluding accrued interest) of $65,357 and other funding commitments for clinical studies of approximately $693,000. In August 1996, the Company completed its initial public offering ("IPO") and issued 2,300,000 shares of common stock resulting in net proceeds of approximately $9,378,000.

         At December 31, 1996, the Company had indebtedness of $2,573,296, including accrued interest to HBL. The accrued interest and principal are to be paid only from 10% of the Company's gross revenues from sales of IFNa.

         At the present time, the Company's only sales of IFNa are in Kenya and such sales are insignificant. Accordingly, the Company believes that losses from operations will continue until such time, if ever, as the Company receives approval from the FDA, so that commercial marketing of the Company's products can begin in the United States. Also, approval is being sought in certain foreign countries for product sales. However, there can be no assurance that such approvals will occur.

         The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress of its research and development and the timing and costs associated with the Primary Development Projects), that the Company's existing capital resources will be sufficient to satisfy the Company's estimated cash requirements for at least 24 months. Unless the Company generates significant revenues during such period, which the Company believes is unlikely, the Company will need additional financing to fully fund such development. Moreover, the Company's estimate of the amount required to complete its Primary Development Projects may prove to be inaccurate. The Company has no current arrangements with respect to, or sources of, additional financing and it is not anticipated that any of the officers, directors or shareholders of the Company (including HBL) will provide any portion of the Company's future financing requirements. There can be no assurance that, when needed, additional financing will be available to the Company on commercially reasonable terms, or at all. In the event that the Company's plans change, its assumptions change or prove inaccurate, or if the remaining net proceeds of the Company's recent offering, together with other capital resources, otherwise prove to be insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including requiring the Company to significantly curtail or possibly cease its operations.

ITEM 7.       FINANCIAL STATEMENTS.

         The financial statements of the Company are set forth beginning on page F-1 immediately following the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         As of January 31, 1997, the directors and executive officers of the Company were as follows:

 NAME                                            AGE        POSITION
----------------------------------------        -----       -------------------------------------------
 Joseph Cummins, DVM, Ph.D.  . . . . . .          54        Chairman of the Board, President, Chief
                                                            Executive Officer and Director

 Charles Hughes  . . . . . . . . . . . .          57        Executive Vice President, Chief Financial
                                                            Officer, Treasurer

 Alan Richards, Ph.D.  . . . . . . . . .          45        Director of Clinical and Regulatory Affairs

 Stephen Chen, Ph.D. (1) . . . . . . . .          47        Director

 James Cook (2)(3) . . . . . . . . . . .          62        Director

 Katsuaki Hayashibara (1)(2) . . . . . .          53        Director

 Brian McLean, M.D.  . . . . . . . . . .          37        Director

 Dennis Moore, DVM (2)(3)  . . . . . . .          50        Director

 James Page, M.D. (1)  . . . . . . . . .          70        Director

 Edward L. Morris(4) . . . . . . . . . .          51        Secretary

(1)  Member of the Compensation Committee.
(2)  Member of the Finance Committee.
(3)  Member of the Audit Committee.
(4) Mr. Morris is not an executive officer of the Company, and is not considered to perform any significant policy making functions for the Company; however, since he is both the Secretary to the Company, and one of its legal advisors, and participates in that capacity in meetings of the Company's Board of Directors, he is named in this item.

         Joseph Cummins has been the Chairman of the Board of the Company since he founded it in June 1984. Dr. Cummins has also served as President of the Company since December 1994 and from June 1984 to September 1992. He received a Ph.D. degree in microbiology from the University of Missouri in 1978 and a doctor of veterinary medicine degree from Ohio State University in 1966. Dr. Cummins has been conducting research concerning IFN since 1969.

         Charles Hughes has been Executive Vice President, Chief Financial Officer and Treasurer since September 1996 and was Vice President - Finance and Administration, Chief Financial Officer and Treasurer of the Company since April 1993. From August 1991 to March 1993 he was a Vice President of First National Bank of Amarillo. Mr. Hughes is a certified public accountant and received an MBA degree from West Texas State University in 1977.

         Alan Richards has served the Company in various capacities since June 1990, most recently as Director of Clinical and Regulatory Affairs. From 1986 to 1990, Dr. Richards was a member of the faculty of Campbell University teaching microbiology, immunology, genetics and biotechnology. He received a Ph.D. degree in veterinary microbiology and immunology from Texas A&M University in 1984.

         Edward Morris has served as Secretary of the Company since 1986. Since 1983, Mr. Morris has been a partner in the law firm of Morris, Moore, Moss & Douglass, P.C., which firm provides legal services to the Company.

         Stephen Chen has been a director of the Company since February 1996. He has been President and Chief Executive Officer of STC International, Inc., a health care investment firm, since May 1992. From August 1989 to May 1992 he was Director of Pharmaceutical Research and Development for the Ciba Consumer Pharmaceuticals Division of Ciba-Geigy.

         James Cook has been a director of the Company since 1988. He has been the President and Chief Executive Officer of the First National Bank of Arvada since January 1992 and from April 1987 to December 1991 he was Executive Vice President of First National Bank of Amarillo.

         Katsuaki Hayashibara has been a director of the Company since 1994. Mr. Hayashibara was named Director of the Overseas Business Development Division of Hayashibara Company, Ltd. in January 1997. Prior to 1997, Mr. Hayashibara served as Director of Research and Development for HBL since 1988.

         Brian McLean has been a director of the Company since September 1996. Dr. McLean is an M.D. and received an MBA degree from UCLA in 1992. He is a partner in a venture capital firm in New York City.

         Dennis Moore has been a director of the Company since 1986. Dr. Moore has been a doctor of veterinary medicine since 1972 and was in private practice from 1972 to 1995. Since 1995, Dr. Moore has been involved in managing his personal investments.

         James Page has been a director of the Company since February 1996. Prior to retiring in 1991 as a Vice President with Adria Laboratories, Inc., a pharmaceutical company specializing in therapy given to cancer and AIDS patients, Dr. Page held various upper management level positions with Carter Wallace, Inc., Merck Sharpe & Dohme Research Laboratories and Wyeth Laboratories.

         The Company's directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. The Company pays directors who are not employees of the Company a fee of $1,000 per regularly scheduled Board meeting attended (or $250 for participation in a regularly scheduled Board meeting by conference telephone). The Company reimburses all directors for their expenses in connection with their attendance at such meetings.

         Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

         The Company has agreed, for a period of five years from August 1996, if so requested by Whale Securities Co., L.P., the underwriter of the Company's IPO (the "Underwriter"), to nominate and use its best efforts to elect a designee of the Underwriter as a director of the Company or, at the Underwriter's option, as a non-voting advisor to the Company's Board of Directors. The Company's officers and directors and substantially all of its existing shareholders have agreed to vote their shares of common stock in favor of such designee. The Underwriter named Dr. Brian McLean its designee in August 1996.

COMPLIANCE WITH SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires directors and officers of the Company and persons who own more than 10 percent of the Company's common stock to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of the common stock. Directors, officers and more than 10 percent shareholders are required by the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file.

         During 1996, Dr. Stephen Chen and Dr. Brian McLean, directors of the Company, were late filing a Form 4 (Statement of Changes in Beneficial Ownership) within the time period required by Section 16(a) of the Exchange Act.

         Other than mentioned above, to the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 1996, all filings applicable to its directors, officers and more than 10 percent beneficial owners were timely filed.

ITEM 10.      EXECUTIVE COMPENSATION.

         The following table sets forth for the three years ended December 31, 1996 compensation paid by the Company to its Chairman of the Board, President and Chief Executive Officer. None of the Company's other executive officers had annual salary and bonus in excess of $100,000 for services rendered during any of the three years ended December 31, 1996.

                             SUMMARY COMPENSATION TABLE

                                                                        ANNUAL COMPENSATION
                                                -----------------------------------------------------------
         PRINCIPAL POSITION                  YEAR       SALARY ($)      BONUS ($)     OTHER COMPENSATION ($)
---------------------------------------     ------      ---------       --------      ---------------------
Dr. Joseph Cummins, Chairman
    of the Board, President and Chief
    Executive Officer . . . . . . . . .      1996        $120,000          $   --           $252,000 (1)
                                             1995        $120,000          $  500           $     --
                                             1994        $120,000          $   --           $     --

(1) Represents the value of 30,000 shares of common stock issued at $5.00 per share and payment of withholding tax requirements in settlement of restricted stock grants, and a company contribution of $12,000 to the Simplified Employee Pension Plan.


                             OPTION GRANTS IN 1996

         The following table sets forth certain information relating to options granted in 1996 to the named executive officer to purchase shares of Common Stock of the Company.

                                          NUMBER OF SHARES
                                          OF COMMON STOCK        % OF TOTAL
                                             UNDERLYING        OPTIONS GRANTED    EXERCISE OR
                                              OPTIONS           TO EMPLOYEES       BASE PRICE     EXPIRATION
  NAME                                      GRANTED (#)            IN 1996           ($/SH)          DATE
---------------------------------------   ----------------      --------------    ------------    ----------
Joseph Cummins  . . . . . . . . . . . .        7,500                    18.5%      $5.50 (1)      08/08/2006

(1) The fair market value of the Common Stock on the date of the grant was $5.00 per share.

                AGGREGATED OPTION EXERCISES AT DECEMBER 31, 1996
                           AND YEAR-END OPTION VALUES

         The following table sets forth information for the named executive officer regarding the exercise of options during 1996 and unexercised options held at the end of 1996.

                                                          NUMBER OF SHARES OF COMMON    VALUE OF UNEXERCISED
                                                               STOCK UNDERLYING             IN-THE-MONEY
                                  SHARES        VALUE       UNEXERCISED OPTIONS AT           OPTIONS AT
                                ACQUIRED ON   REALIZED      DECEMBER 31, 1996 (#)    DECEMBER 31, 1996 ($) (1)
                               EXERCISE (#)      ($)      EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
                               ------------   --------    -------------------------  -------------------------
Joseph Cummins                      --           --           --     /     7,500       --      /     --

(1) Calculated based on the closing price of the Common Stock ($4.75) as reported by NASDAQ on December 31, 1996.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.

         As of December 31, 1996, there were 5,414,232 shares of the Company's common stock outstanding. The following table sets forth as of December 31, 1996, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:


 NAME AND ADDRESS                                               NUMBER OF SHARES           PERCENT OF TOTAL
-------------------------------------------                     ----------------           ----------------
 Hayashibara Biochemical Laboratories, Inc.
 2-3 Shimoishii 1-chome
 Okayama 700, Japan                                                1,232,856                        22.8%

 Dr. Joseph Cummins
 800 West 9th Avenue
 Amarillo, Texas 79101                                               680,054 (1)                    12.6%

 Mesa, Inc.
 P.O. Box 2009
 Amarillo, Texas 79189-2009                                          315,120                         5.8%

 Mochida Pharmaceutical Co., Ltd.
 7, Yotsuya 1-chome
 Shinjuku-Ku
 Tokyo 160, Japan                                                    300,000                         5.5%

(1) Includes an aggregate of 343,918 shares of Common Stock held by Joseph Cummins as trustee under certain trusts for the benefit of his children and 8,360 shares owned by Dr. Cummins wife.

         The following table sets forth the beneficial ownership of the Company's stock as of December 31, 1996 by each director, and by all executive officers and directors as a group:

       DIRECTORS                                         NUMBER OF SHARES           PERCENT OF TOTAL
       --------------------                              ----------------           ----------------
                                                                                          <C
       Joseph Cummins                                           680,054 (1)                  12.6%

       Dennis Moore                                             149,616                       2.8%

       James Cook                                                66,600 (2)                   1.2%

       Katsuaki Hayashibara                                      48,240                       1.0%

       Stephen Chen                                               1,000                         *

       Brian McLean                                                  --                        --

       James Page                                                    --                        --

       Total Group (all directors and
       executive officers - 9 persons)                        1,057,074 (3)                  19.5%

*  Less than 1%
(1) Includes an aggregate of 343,918 shares of Common Stock held by Joseph Cummins as trustee under certain trusts for the benefit of his children and 8,360 shares owned by Dr. Cummins wife.
(2)  All of such shares are owned jointly with Mr. Cook's wife.
(3) Includes an aggregate of 22,344 shares of Common Stock held by one officer as trustee of a trust, an aggregate of 28,000 shares of Common Stock held by such officer as the executor of an estate, an aggregate of 960 shares of Common Stock held by such officer as the trustee of a profit sharing plan and an aggregate of 7,616 of Common Stock owned by a law firm of which such officer is a member.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has relied significantly on HBL, the largest shareholder of the Company, for a substantial portion of its capital requirements. From 1989 to 1996, HBL has provided an aggregate of $9,000,000 of funding pursuant to the Development Agreement, purchased from the Company an aggregate of 661,620 shares of common stock for a total purchase price of $2,444,300 and made loans to the Company aggregating $3,000,000, of which $1,000,000 loaned after March 31, 1996 was repaid simultaneously with the consummation of the IPO. As of December 31, 1996, the outstanding amount of the Company's indebtedness to HBL (including accrued interest) was $2,573,296. HBL owns 1,232,856 shares, approximately 23% of the Company's common stock. In addition to the Development Agreement, HBL and the Company are parties to various license and manufacturing and supply agreements pursuant to which the Company licenses certain technology to or from HBL and HBL supplies formulations of its IFNa to the Company.

         In May 1996, the Company amended the employment agreements of three officers to provide that, in lieu of issuing an aggregate of 126,000 shares of common stock that were originally to be issued to such persons as a result of their satisfying certain criteria under which the common stock becomes issuable, the Company would issue an aggregate of 79,000 shares and would use $235,000 of the proceeds of the initial public offering to satisfy withholding tax obligations relating to such issuances. The 79,000 shares were issued and the $235,000 of withholding tax obligations were paid in August 1996. The amended employment agreement between the Company and Dr. Cummins provides for the term of Dr. Cummins' employment agreement to be extended to December 31, 1999.

         Pursuant to a Contract Termination and Severance Agreement with Edward Sherwood, a former President of the Company, in January 1995 the Company issued to Dr. Sherwood an aggregate of 29,640 shares of common stock and satisfied the withholding tax obligations relating to such issuance.

         Pursuant to a Stock Purchase Agreement entered into in September 1987 between the Company and Mesa, Inc. ("Mesa"), which owns 315,120 shares of common stock, the Company has agreed that for as long as Mesa is a shareholder of the Company, the Company shall not without the prior written approval of Mesa engage in any repurchase or redemption of its issued and outstanding shares of common stock, unless such repurchase or redemption is offered, pro rata, to all then existing shareholders.

         During the years ended December 31, 1996 and 1995, the Company accrued an aggregate of $81,600 and $68,700, respectively, for legal services rendered by Morris, Moore, Moss and Douglass, P.C. Edward Morris, the Secretary of the Company, is a member of such firm.

         HBL has agreed to indemnify the Company and its officers, directors, employees and agents for litigation expenses, losses, damages and amounts paid in settlement arising out of litigation which may be brought by Roche or its affiliates relating to the Roche Patent.

         Although the Company believes that the foregoing transactions were on terms no less favorable to the Company than would have been available from unaffiliated third parties in arm's length transactions, there can be no assurance that this is the case. All future transactions and loans between the Company and its officers, directors and 5% shareholders will be on terms no less favorable to the Company than could be obtained from independent third parties. There can be no assurance, however, that future transactions or arrangements between the Company and its affiliates will be advantageous, that conflicts of interest will not arise with respect thereto or that if conflicts do arise, that they will be resolved in favor of the Company.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT INDEX

     NUMBER          DESCRIPTION
     ------          -----------
         3.1*        Restated Articles of Incorporation of the Company.

         3.2*        Articles of Amendment of Restated Articles of Incorporation of the Company.

         3.3*        Bylaws of the Company.

         4.1*        Specimen Common Stock Certificate.

         4.2*        Form of Underwriter's Warrant.

        10.1*        Agreement dated as of April 1, 1984 between University Patents, Inc. and the Company.

        10.2*        License Agreement dated as of March 22, 1988 between the Company and The Texas A&M
                     University System.

        10.3*        License Agreement dated October 20, 1989 between the Company and ISI.

        10.4*        Manufacturing and Supply Agreement dated October 20, 1989 between the Company and ISI.

        10.5*        Joint Development and Manufacturing/Supply Agreement dated March 13, 1992 between the
                     Company and HBL, as amended.

        10.6*        Amended and Restated Agreement dated as of November 24, 1992 between Mitsubishi and the
                     Company.

        10.7*        Japan Animal Health License Agreement dated January 20, 1993 between the Company and
                     HBL.

        10.8*        Employment Agreement dated as of March 4, 1994 between the Company and Dr. Alan B.
                     Richards, as amended.

        10.9*        Employment Agreement dated as of March 4, 1994 between the Company and Dr. Joseph M.
                     Cummins, as amended.

        10.10*       Employment Agreement dated as of June 1, 1994 between the Company and Charles Hughes, as amended.

        10.11*       Manufacturing/Supply Agreement dated June 1, 1994 between the Company and HBL.

        10.12*       Settlement Agreement dated April 27, 1995 among the Company, ISI, Pharma Pacific
                     Management Pty. Ltd. ("PPM"), Pharma Pacific Pty. Ltd., Pharma Pacific Ltd., and Fernz
                     Corporation Limited.

        10.13*       Amendment of ACC/ISI License Agreement dated April 27, 1995 between the Company and ISI.

     NUMBER          DESCRIPTION
     ------          -----------
        10.14*       PPM/ACC Sub-license Agreement dated April 27, 1995 between PPM and the Company.

        10.15*       License and Supply Agreement dated July 10, 1995 between Veldona Africa, Inc. ("VAF")
                     and Innovative Therapeutics, Ltd. ("ITL").

        10.16*       Pricing Amendment, dated December 5, 1995 between VAF and ITL.

        10.17*       License Agreement dated September 25, 1995 between McGill University and the Company.

        10.18*       Form of Consulting Agreement between the Company and the Underwriter.

        10.19*       Research Agreement dated March 25, 1996 between the Company and Ajinomoto Co., Inc.

        10.20*       1996 Employee Stock Option Plan.

        10.21*       1996 Outside Director and Advisor Stock Option Plan.

        10.22*       Form of Indemnification Agreement between the Company and officers and directors of the
                     Company.

        10.23*       Indemnification Agreement between HBL and the Company.

        10.24*       Stock Purchase Agreement dated as of September 21, 1987 between Mesa Operating Limited
                     Partnership and the Company.

        10.25*       Research License and Supply Agreement dated May 20, 1996 between the Company and Virbac
                     S.A.

        21.          Subsidiaries of the Company.  The following sets forth the name and jurisdiction of incorporation of each subsidiary of the Company.  All of such subsidiaries are wholly-
                     owned by the Company.

                     NAME                                               JURISDICTION OF INCORPORATION
                     --------------------------                         -----------------------------
                     VANGUARD BIOSCIENCES, INC.                                         TEXAS

                     VELDONA USA, INC.                                                  TEXAS

                     VELDONA AFRICA, INC.                                               TEXAS

                     VELDONA POLAND, INC.                                               TEXAS

                     AMARILLO CELL OF CANADA, INC.                                      TEXAS

        27.          Financial Data Schedule

*The Exhibit is incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form SB-2 filed with and declared effective by the Commission (File No. 333-4413) on August 8, 1996.

                              REPORTS ON FORM 8-K

 No reports on Form 8-K have been filed for the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AMARILLO BIOSCIENCES, INC.


                                        By:  /s/  JOSEPH M. CUMMINS
                                             ----------------------------------
                                             Joseph M. Cummins, Chairman
                                             of the Board, President, and Chief

Date: March 17, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                                                      Title                                       Date
 ---------                                                      -----                                       ----

 /s/  JOSEPH M. CUMMINS
---------------------------------                         Chairman of the Board,                        March 17, 1997
 Joseph M. Cummins                                        President, Director and
                                                          Chief Executive Officer
/s/  CHARLES HUGHES
---------------------------------                         Vice President, Principal                     March 17, 1997
 Charles Hughes                                           Financial Officer, and
                                                          Principal Accounting Officer
/s/  STEVE CHEN
---------------------------------                         Director                                      March 17, 1997
 Steve Chen

/s/  JAMES COOK
---------------------------------                         Director                                      March 17, 1997
 James Cook

/s/  KATSUAKI HAYASHIBARA
---------------------------------                         Director                                      March 17, 1997
 Katsuaki Hayashibara

/s/  BRIAN McLEAN
---------------------------------                         Director                                      March 17, 1997
 Brian McLean

/s/  DENNIS MOORE
---------------------------------                         Director                                      March 17, 1997
 Dennis Moore

/s/  JAMES PAGE
---------------------------------                         Director                                      March 17, 1997
 James Page

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

                       Consolidated Financial Statements





                                    CONTENTS


Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . .   F-2


Audited Consolidated Financial Statements


Consolidated Balance Sheets at December 31, 1996 and 1995  . . . . . . . .   F-3

Consolidated Statements of Operations for the years ending December 31,
    1996 and 1995 and cumulative from June 25, 1984 (inception) through
    December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .   F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ending December 31, 1996 and 1995 and cumulative from June 25, 1984
    (inception) through December 31, 1996  . . . . . . . . . . . . . . . .   F-5

Consolidated Statements of Cash Flows for the years ending December 31,
    1996 and 1995 and cumulative from June 25, 1984 (inception) through
    December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .   F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .   F-9

                         Report of Independent Auditors


The Board of Directors
Amarillo Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Amarillo Biosciences, Inc. and subsidiaries (companies in the development stage) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period June 25, 1984, (inception) through December 31, 1991, were audited by other auditors whose report dated July 12, 1992, which has been furnished to us, expressed an unqualified opinion on those statements. The financial statements for the period June 25, 1984, (inception) through December 31, 1991, include total revenues and net loss of $643,566 and $3,901,236, respectively. Our opinion on the statements of operations, stockholders' equity (deficit), and cash flows for the period June 25, 1984, (inception) through December 31, 1996, insofar as it relates to amounts for prior periods through December 31, 1991, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amarillo Biosciences, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, and the period from June 25, 1984 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.



                                                          ERNST & YOUNG LLP

January 31, 1997
Dallas, Texas

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

                          Consolidated Balance Sheets

                                                                                 DECEMBER 31
                                                                           1996                1995
                                                                        ------------------------------
 ASSETS
 Current assets:
   Cash and cash equivalents                                            $2,799,297          $1,108,527
   Marketable securities (Note 1)                                        5,984,370                   -
   Other current assets                                                    107,535              26,395
                                                                        ------------------------------
      Total current assets                                               8,891,202           1,134,922

 Property and equipment, net (Note 2)                                      144,507             114,593
 Patent license, net of accumulated amortization of $66,471
   and $59,118 in 1996 and 1995, respectively (Note 5)                      58,529              65,882
 Organizational costs, net of accumulated amortization
   of $4,667 and $6,335 in 1996 and 1995, respectively                         330                 663
 Investment in ISI common stock (Note 13)                                  471,500             475,000
                                                                        ------------------------------
 Total assets                                                           $9,566,068          $1,791,060
                                                                        ==============================

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 Current liabilities:
   Deferred contract revenues (Note 4)                                  $     -               $417,140
   Accounts payable                                                        138,298             148,274
   Accrued interest expense                                                273,296             453,699
   Other accrued expenses                                                   65,357             133,844
                                                                        ------------------------------
      Total current liabilities                                            476,951           1,152,957

 Notes payable (Note 3)                                                  2,300,000           2,000,000
                                                                        ------------------------------
 Total liabilities                                                       2,776,951           3,152,957

 Commitments and contingencies (Notes 4, 5, 6, and 10)

 Stockholders' equity (deficit) (Note 7):
   Common stock, $.01 par value:
     Authorized shares - 10,000,000
     Issued shares - 5,414,232 and 3,048,672 in 1996
       and 1995, respectively                                               54,142              30,487
   Additional paid-in capital                                           13,312,638           3,589,591
   Deficit accumulated during the development stage                     (6,574,163)         (4,955,975)
   Unrealized loss on marketable securities                                 (3,500)                  -
   Treasury stock - 13,440 shares, at cost                                       -             (26,000)
                                                                        ------------------------------
 Total stockholders' equity (deficit)                                    6,789,117          (1,361,897)
                                                                        ------------------------------
 Total liabilities and stockholders' equity (deficit)                   $9,566,068          $1,791,060
                                                                        ==============================


See accompanying notes.

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

                     Consolidated Statements of Operations

                                                                                  Cumulative
                                                                                 from June 25,
                                                                                     1984
                                         Year ended             Year ended       (Inception)
                                        December 31,           December 31,        through
                                            1996                   1995        December 31, 1996
                                        -------------------------------------------------------
 Revenues:
   Contract revenues (Note 4)           $   417,140             $1,361,395           $9,000,000
   Interferon sales                           6,805                      -              420,578
   Interest income                          196,842                 94,867              706,118
   Sublicense fees                            5,000                 50,000              113,334
   Royalty income                                 -                      -               31,544
   Other                                     43,000                500,000              552,371
                                        -------------------------------------------------------
                                            668,787              2,006,262           10,823,945

 Expenses:
   Research and development expenses        644,368                875,093            7,095,230
   Selling, general, and administrative
     expenses                             1,516,544              1,322,748            9,685,994
   Interest expense (Note 3)                126,063                120,000              581,884
                                        -------------------------------------------------------
                                          2,286,975              2,317,841           17,363,108
                                        -------------------------------------------------------

 Loss before income taxes                (1,618,188)              (311,579)          (6,539,163)
 Income tax expense (Note 9)                      -                      -              (35,000)
                                        -------------------------------------------------------
 Net loss                               $(1,618,188)             $(311,579)         $(6,574,163)
                                        =======================================================

 Net loss per share                          $(0.41)                $(0.10)
                                        ==================================
 Weighted average shares outstanding      3,939,912              3,034,339
                                        ==================================


See accompanying notes.

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)
           Consolidated Statements of Stockholders' Equity (Deficit)
      Cumulative from June 25, 1984 (Inception) through December 31, 1996

                                                                                                             DEFICIT
                                                                                                           ACCUMULATED
                                                                    COMMON STOCK              ADDITIONAL    DURING THE
                                                        INSUANCE    -------------               PAID-IN     DEVELOPMENT
                                                         PRICE      SHARES ISSUED    AMOUNT     CAPITAL        STAGE
                                                        --------    -------------   -------   ----------   -------------
1984:
Initial issuance for cash . . . . . . . . . . . . . . .   $.29           84,000        $840     $2$,660          $   -
Initial issuance in exchange for legal fees . . . . . .    .29           30,000         300       8,450              -
Initial issuance in exchange for services and research
and development costs . . . . . . . . . . . . . . . . .    .01        1,086,000      10,860      (9,955)             -
1985:
Issuance for cash . . . . . . . . . . . . . . . . . . .    .83          102,000       1,020      83,980              -
Issuance in exchange for professional fees, salaries,
and research services . . . . . . . . . . . . . . . . .    .83           10,800         108       8,892              -
1986:
Issuance in exchange for professional fees, salaries,
and services  . . . . . . . . . . . . . . . . . . . . .    .83           22,800         228      18,772              -
Treasury stock purchase, 11,040 shares at cost  . . . .                       -           -           -              -
Issuance for cash . . . . . . . . . . . . . . . . . . . 83 - 1.25       182,352       1,824     154,626              -
Issuance in exchange for professional fees, salaries,
and research services . . . . . . . . . . . . . . . . .    .83           19,020         190      15,660              -
1987:
Issuance for cash . . . . . . . . . . . . . . . . . . . 1.25 - 2.08     309,648       3,096     445,974              -
Treasury stock purchase, 2,400 shares at cost . . . . .                       -           -           -              -
1988:
Issuance for cash . . . . . . . . . . . . . . . . . . .   1.88          120,972       1,210     225,613              -
1989:
Issuance for cash . . . . . . . . . . . . . . . . . . .   2.08            2,568          26       5,324              -
1990:
Issuance for cash . . . . . . . . . . . . . . . . . . .   2.50          227,748       2,277     567,093              -
Issuance for cash . . . . . . . . . . . . . . . . . . .1.72 - 2.50      592,584       5,926   1,108,634              -
Issuance for cash . . . . . . . . . . . . . . . . . . .   4.17          174,000       1,740     723,260              -
Issuance in exchange for note receivable from
stockholder . . . . . . . . . . . . . . . . . . . . . .   2.50           54,540         545     135,805              -
1991:
Repayment of note receivable from stockholder . . . . .                       -           -           -              -
Net loss cumulative from June 25, 1984 (inception)
through December 31, 1991 . . . . . . . . . . . . . . .                       -           -           -     (3,901,236)


                                                        UNREALIZED
                                                           GAIN          NOTE                    TOTAL
                                                         (LOSS) ON    RECEIVABLE              STOCKHOLDERS'
                                                        MARKETABLE       FROM      TREASURY     EQUITY
                                                        SECURITIES   STOCKHOLDER     STOCK     (DEFICIT)
                                                        ----------   -----------   --------   ------------
1984:
Initial issuance for cash . . . . . . . . . . . . . . . $        -   $         -    $     -       $24,500
Initial issuance in exchange for legal fees . . . . . .          -             -          -         8,750
Initial issuance in exchange for services and research
and development costs . . . . . . . . . . . . . . . . .          -             -          -           905
1985:
Issuance for cash . . . . . . . . . . . . . . . . . . .          -             -          -        85,000
Issuance in exchange for professional fees, salaries,
and research services . . . . . . . . . . . . . . . . .          -             -          -         9,000
1986:
Issuance in exchange for professional fees, salaries,
and services  . . . . . . . . . . . . . . . . . . . . .          -             -          -        19,000
Treasury stock purchase, 11,040 shares at cost  . . . .          -             -    (22,500)      (22,500)
Issuance for cash . . . . . . . . . . . . . . . . . . .          -             -          -       156,540
Issuance in exchange for professional fees, salaries,
and research services . . . . . . . . . . . . . . . . .          -             -          -        15,850
1987:
Issuance for cash . . . . . . . . . . . . . . . . . . .          -             -          -       449,070
Treasury stock purchase, 2,400 shares at cost . . . . .          -             -     (3,500)       (3,500)
1988:
Issuance for cash . . . . . . . . . . . . . . . . . . .          -             -          -       226,823
1989:
Issuance for cash . . . . . . . . . . . . . . . . . . .          -             -          -         5,350
Issuance for cash . . . . . . . . . . . . . . . . . . .          -             -          -       569,370
1990:
Issuance for cash . . . . . . . . . . . . . . . . . . .          -             -          -     1,114,560
Issuance for cash . . . . . . . . . . . . . . . . . . .          -             -          -       725,000
Issuance in exchange for note receivable from
stockholder . . . . . . . . . . . . . . . . . . . . . .          -      (136,350)         -             -
1991:
Repayment of note receivable from stockholder . . . . .          -       136,350                  136,350
Net loss cumulative from June 25, 1984 (inception)
through December 31, 1991 . . . . . . . . . . . . . . .          -             -          -    (3,901,236)

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)
           Consolidated Statements of Stockholders' Equity (Deficit)
      Cumulative from June 25, 1984 (Inception) through December 31, 1996


                                                                                                               DEFICIT
                                                                                                             ACCUMULATED
                                                                        COMMON STOCK           ADDITIONAL    DURING THE
                                                        INSUANCE  ------------------------       PAID-IN     DEVELOPMENT
                                                         PRICE    SHARES ISSUED     AMOUNT       CAPITAL        STAGE
                                                        --------  -------------     ------     ----------    -----------
1992:
Net loss for year ended December 31, 1992 . . . . . . .                      -            -             -       (505,558)
                                                                   -----------      -------   -----------    -----------
Balance at December 31, 1992  . . . . . . . . . . . . .              3,019,032       30,190     3,515,788     (4,406,794)
1993:
Net loss for year ended December 31, 1993 . . . . . . .                      -            -             -       (108,363)
                                                                   -----------      -------   -----------    -----------
Balance at December 31, 1993  . . . . . . . . . . . . .              3,019,032       30,190     3,515,788     (4,515,157)
1994:
Net loss for year ended December 31, 1994 . . . . . . .                      -            -             -       (129,239)
Adjustment to unrealized loss on marketable securities                       -            -             -              -
                                                                   -----------      -------   -----------    -----------
Balance at December 31, 1994  . . . . . . . . . . . . .              3,019,032       30,190     3,515,788     (4,644,396)
1995:
Issuance for stock grant  . . . . . . . . . . . . . . .   2.50          29,640          297        73,803              -
Net loss for year ended December 31, 1995 . . . . . . .                      -            -             -       (311,579)
Adjustment to unrealized loss on marketable securities                       -            -             -              -
                                                                   -----------      -------   -----------    -----------
Balance at December 31, 1995  . . . . . . . . . . . . .              3,048,672       30,487     3,589,591     (4,955,975)
1996:
Issuance for cash . . . . . . . . . . . . . . . . . . .   5.00       2,300,000       23,000     9,354,502              -
Issuance for stock grants . . . . . . . . . . . . . . .   5.00          79,000          790       394,210              -
Warrants issued for cash  . . . . . . . . . . . . . . .                      -            -           200              -
Cancellation of treasury stock  . . . . . . . . . . . .                (13,440)        (135)      (25,865)             -
Net loss for the year ended December 31, 1996 . . . . .                      -            -             -     (1,618,188)
Adjustment to unrealized loss on marketable securities                       -            -             -              -
                                                                   -----------      -------   -----------    -----------
Balance at December 31, 1996  . . . . . . . . . . . . .              5,414,232      $54,142   $13,312,638    $(6,574,163)
                                                                   ===========      =======   ===========    ===========


                                                          UNREALIZED
                                                             GAIN          NOTE                         TOTAL
                                                           (LOSS) ON    RECEIVABLE                   STOCKHOLDERS'
                                                          MARKETABLE       FROM         TREASURY       EQUITY
                                                          SECURITIES   STOCKHOLDER        STOCK       (DEFICIT)
                                                          ----------   -----------      --------      ----------
1992:
Net loss for year ended December 31, 1992 . . . . . . .            -             -             -        (505,558)
                                                          ----------    ----------      --------      ----------
Balance at December 31, 1992  . . . . . . . . . . . . .            -             -       (26,000)       (886,816)
1993:
Net loss for year ended December 31, 1993 . . . . . . .            -             -             -        (108,363)
Balance at December 31, 1993  . . . . . . . . . . . . .            -             -       (26,000)       (995,179)
1994:
Net loss for year ended December 31, 1994 . . . . . . .            -             -             -        (129,239)

Adjustment to unrealized loss on marketable securities       (57,316)            -             -         (57,316)
                                                          ----------    ----------      --------      ----------
Balance at December 31, 1994  . . . . . . . . . . . . .      (57,316)            -       (26,000)     (1,181,734)
1995:
Issuance for stock grant  . . . . . . . . . . . . . . .            -             -             -          74,100
Net loss for year ended December 31, 1995 . . . . . . .            -             -             -        (311,579)
Adjustment to unrealized loss on marketable securities        57,316             -             -          57,316
                                                          ----------    ----------      --------      ----------
Balance at December 31, 1995  . . . . . . . . . . . . .            -             -       (26,000)     (1,361,897)
1996:
Issuance for cash . . . . . . . . . . . . . . . . . . .            -             -             -       9,377,502
Issuance for stock grants . . . . . . . . . . . . . . .            -             -             -         395,000
Warrants issued for cash  . . . . . . . . . . . . . . .            -             -             -             200
Cancellation of treasury stock  . . . . . . . . . . . .            -             -        26,000               -
Net loss for the year ended December 31, 1996 . . . . .            -             -             -      (1,618,188)
Adjustment to unrealized loss on marketable securities        (3,500)            -             -          (3,500)
                                                          ----------    ----------      --------      ----------
Balance at December 31, 1996  . . . . . . . . . . . . .      $(3,500)   $        -             -      $6,789,117
                                                          ==========    ==========      ========      ==========

     See accompanying notes.

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

                     Consolidated Statements of Cash Flows

                                                                                                CUMULATIVE FROM
                                                                                                 JUNE 25, 1984
                                                            YEAR ENDED          YEAR ENDED        (INCEPTION)
                                                           DECEMBER 31,        DECEMBER 31,          THROUGH
                                                               1996                1995        DECEMBER 31, 1996
                                                           ------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                  $(1,618,188)          $(311,579)          $(6,574,163)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                25,966              23,652               225,686
  Discount on investment in ISI                                     -             150,000               150,000
  Recognition of deferred sublicense fees                           -                   -               (32,844)
  Organization costs                                                -                   -                (9,953)
  Gain on sale of equipment, net                                    -                   -                (8,375)
  Common stock issued for stock grant                         395,000              74,100               469,100
  Common stock issued for services                                  -                   -                53,505
  Changes in operating assets and liabilities:
     Other current assets                                     (81,140)              5,000              (107,535)
     Accounts payable                                          (9,976)              7,282               138,298
     Accrued expenses                                        (248,890)             98,126               338,653
     Deferred contract revenue                               (417,140)         (1,361,395)                    -
                                                          -----------------------------------------------------
Net cash used in operating activities                      (1,954,368)         (1,314,814)           (5,357,628)

INVESTING ACTIVITIES
Sale (purchase) of marketable securities                   (5,984,370)          1,999,336            (5,984,370)

Capital expenditures                                          (48,194)                  -              (299,169)
Proceeds from the sale of equipment                                 -                   -                13,445
Purchase of patent license                                          -                   -              (125,000)
Investment in ISI                                                   -            (625,000)             (625,000)
Deposits                                                            -              85,000                     -
                                                          -----------------------------------------------------
Net cash provided by (used in) investing
  activities                                               (6,032,564)          1,459,336            (7,020,094)

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

               Consolidated Statements of Cash Flows (continued)

                                                                                               CUMULATIVE FROM
                                                                                                JUNE 25, 1984
                                                                                                 (INCEPTION)
                                                            YEAR ENDED          YEAR ENDED         THROUGH
                                                           DECEMBER 31,        DECEMBER 31,      DECEMBER 31,
                                                              1996                 1995              1996
                                                           --------------------------------------------------
 FINANCING ACTIVITIES
 Receipt of sublicense fees                                 $        -         $        -         $   $32,844
 Proceeds from notes payable                                   300,000                  -           2,300,000
 Repayment of note receivable
 from stockholder for
 purchase of common stock                                            -                  -             136,350
 Issuance of common stock                                    9,377,702                  -          12,733,825
 Acquisition of treasury stock                                       -                  -             (26,000)
                                                            -------------------------------------------------
 Net cash provided by financing activities                   9,677,702                  -          15,177,019
                                                            -------------------------------------------------
 Net increase in cash and cash equivalents                   1,690,770            144,522           2,799,297
 Cash and cash equivalents at beginning
   of period                                                 1,108,527            964,005                   -
                                                            -------------------------------------------------
 Cash and cash equivalents at end of period                 $2,799,297         $1,108,527         $ 2,799,297
                                                            =================================================
 SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

 Cash paid for income taxes                                 $        -         $        -         $    37,084
                                                            =================================================

 Cash paid for interest                                     $    6,466         $        -         $     6,466
                                                            =================================================

See accompanying notes.

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTS POLICIES

ORGANIZATION

         Amarillo Biosciences, Inc. (the Company), formerly Amarillo Cell Culture Company, Inc., is a development stage company incorporated on June 25, 1984, for the purpose of developing and marketing, within the United States and internationally, eleven patents and eight pending applications relating to low dosage oral and non-oral natural interferon alpha used in the treatment of human and animal diseases. The Company has obtained certain patent rights through licensing agreements (see Note 5) and is currently conducting clinical studies as part of the process of obtaining regulatory approval from the United States Food and Drug Administration ("FDA"), so that commercial marketing can begin in the United States.

         The Company's viability is dependent upon successful commercialization of products resulting from its research and product development activities.
All of the Company's products will require significant additional development, laboratory and clinical testing and investment prior to obtaining regulatory approval to commercially market its product(s). Accordingly, for at least the next few years, the Company will continue to incur research and development and general and administrative expenses and likely will not generate sufficient revenues from product sales to support its operations.

         The Company has been dependent upon financing from its stockholders. The Company's development-stage-through-1991 activities were financed primarily through the issuance of common stock. From 1991 to August 1996, such activities were financed under an agreement (described in Note 4) with a major stockholder. In August 1996, the Company completed its initial public offering receiving net proceeds of approximately $9,378,000.

         The Company has no current arrangements with respect to further sources of financing and there can be no assurance that any of its officers, directors or stockholders (including the major stockholder) will provide any portion of the Company's future financing requirements. The possible inability to obtain further financing would have a material adverse effect on the Company, including possibly requiring the Company to cease operations.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Amarillo Cell of Canada, Inc., Veldona Africa, Inc., Veldona Poland, Inc., Veldona USA, Inc. and Vanguard Biosciences, Inc. (all Texas corporations). All significant intercompany balances and transactions have been eliminated in consolidation. The effect of translation of foreign currencies is not material.

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTS POLICIES (CONTINUED)

MARKETABLE SECURITIES

         Marketable securities are classified as held-to-maturity or available-for-sale. Held-to-maturity securities are carried at amortized cost and mature in December 1997. Available-for-sale securities are carried at fair value, with any unrealized gain or loss reported as a separate component of stockholders' equity.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is calculated using methods that approximate the declining balance method over the estimated useful lives of the assets.

PATENT LICENSE

         The patent license represents payments made under one of the license agreements described in Note 5. The agreement remains in effect over the life of the underlying patents. Accordingly, the patent license fee is being amortized over 17 years using the straight-line method.

INCOME TAXES

         The Company files a consolidated income tax return with its domestic subsidiaries, Amarillo Cell of Canada, Inc., Veldona Africa, Inc., Veldona Poland, Inc., Veldona USA, Inc., and Vanguard Biosciences, Inc.

         On January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounts Standards No. 109, "Accounting for Income Taxes" (Statement No. 109). As permitted by the new rules, prior years' financial statements have not been restated. The effect of adopting Statement No. 109 was not material.

REVENUE RECOGNITION

         Contract revenue for research and development performed under the manufacturing and supply agreement with Hayashibara Biochemical Laboratories, Inc. ("HBL") (see Note 4) was recorded as

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTS POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

earned based on research and administrative costs incurred. Amounts received in advance of services to be performed were recorded as deferred revenue until expenses were incurred. The remaining balance of all contract revenue received from HBL was recorded as earned in 1996.

RESEARCH AND DEVELOPMENT

         Research and development costs are expensed as incurred.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK SPLIT

         In May 1993, the Company approved a ten-for-one stock split for all issued and outstanding shares. As described in Note 7, during 1996 a six-for-five stock split was effected. All references to common stock and per share data have been restated to give effect to these splits.

STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation utilizing Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 123, "Accounting for Stock Based Compensation" ("SFAS 123"). Under the provisions of SFAS 123, the Company has elected to continue to apply the provisions of APB 25 to its stock-based compensation arrangements and provide supplementary financial statement disclosures as required under SFAS 123.

NET LOSS PER SHARE

         Net loss per share is based on the number of weighted average shares outstanding. The effect of warrants and options outstanding is antidilutive.

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and consist of the following:

                                           December 31,           December 31,
                                               1996                  1995
                                           ------------           ------------
 Land  . . . . . . . . . . . . .             $  8,000               $  8,000
 Building  . . . . . . . . . . .               94,532                 94,532
 Furniture and equipment . . . .              132,807                114,354
 Automobile  . . . . . . . . . .               29,741                      -
                                             --------               --------
                                              265,080                216,886
 Less accumulated depreciation .              120,573                102,293
                                             --------               --------
                                             $144,507               $114,593
                                             ========               ========

3.       NOTES PAYABLE

         In September 1991, the Company borrowed $1,000,000 under a note payable agreement with HBL. In September 1992, the Company borrowed an additional $1,000,000 under a similar note agreement with HBL. The unsecured notes accrued/accrue interest at a rate of 6%, and the entire principal and interest was/is due on September 25, 1996 and September 16, 1997, respectively. The $1,000,000 note plus accrued interest of $300,000 due September 25, 1996 was renewed in a new note to HBL for $1,300,000 due September 25, 2001 which accrues interest at the rate of 4 1/2%. Each of the notes provide that the principal and accrued interest be paid only from 10% of the Company's gross revenues from sales of interferon. All payments are to be applied first to accrued interest. As repayment of the notes is dependent on future sales, management is unable to estimate the fair value of the notes at December 31, 1996. Because material amounts of sales are not expected in the next twelve months, the notes continue to be classified as non-current liabilities.

4.       MANUFACTURING AND SUPPLY AGREEMENTS

         The Company was a party to the following manufacturing and supply agreements at December 31, 1996:

         On March 13, 1992, the Company entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the "Development Agreement"), a major stockholder (see Note 7), under which HBL will formulate, manufacture, and supply HBL interferon for the Company or any sublicensee. In exchange, HBL is entitled to receive a transfer fee, specified royalties and a portion of any payment received by the Company for sublicense of rights under this agreement. The agreement further provides that the Company sublicense to HBL the right to market HBL interferon for oral use in humans and in nonhuman, warm-blooded species in Japan, in exchange

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       MANUFACTURING AND SUPPLY AGREEMENTS (CONTINUED)

for the Company receiving a royalty fee based on net sales. On June 1, 1994, the Company entered into an additional agreement with HBL to make the Company HBL's exclusive agent for the development of HBL interferon for non-oral use in humans and in nonhuman, warm-blooded species in North America. In exchange, HBL is entitled to receive a transfer fee based on units of interferon supplied.

         Under the Development Agreement, HBL provided $9,000,000 in research funding to the Company. Costs incurred under the Development Agreement amounted to $417,140 and $1,361,395 in the years ended December 31, 1996 and 1995, respectively, and $9,000,000 cumulative from June 25, 1984 (inception) through December 31, 1996. The agreement also provides that a royalty fee be paid to HBL. The initial term of the agreement is for seven years, but it will be renewed automatically for successive three-year terms subject to prior written agreement. HBL can terminate the agreement at any time after the end of the first renewal term if certain conditions are not met.

         On October 20, 1989, the Company entered into a manufacturing and supply agreement with Interferon Sciences, Inc. ("ISI"), a 1% stockholder of the Company, under which ISI will manufacture and utilize ISI interferon to formulate and supply interferon-containing compositions to the Company for use in nonhuman species. Under the Agreement, ISI is entitled to receive certain transfer fees, manufacturing and supply fees, and a portion of any payments received by the Company related to the use of ISI interferon. The initial five-year term of the agreement has been extended to October 20, 1997, and may be terminated or further extended if certain conditions are met.

5.       LICENSE AND SUBLICENSE AGREEMENTS

         The Company holds patent rights for which the Company has paid certain license fees under three license agreements. Under these agreements, the Company will pay the licensor a portion of any sublicense fee received by the Company with respect to the manufacturing, use or sale of a licensed product, as well as a royalty fee based on the net selling price of licensed products, subject to a minimum annual royalty. The Company has also entered into various sublicense agreements under which the Company is entitled to receive royalties based on the net sales value of licensed products.

6.       RESEARCH AGREEMENTS

         The Company contracts with third parties throughout the world to conduct research, including studies and clinical trials. These agreements are generally less than one year in duration. At December 31, 1996, the Company had commitments to provide additional funding of approximately $693,000 under these agreements.

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.       COMMON STOCK

         In May 1993, the stockholders of the Company approved an amendment to the Articles of Incorporation to increase the total number of authorized shares of common stock of the Company from one million shares to ten million shares. The stockholders also approved a ten-for-one stock split for the currently issued and outstanding shares of the Company. Since 1984, the Company has issued common stock in exchange for various professional, research, and consulting services. The stock issued for noncash consideration was assigned a value based on the fair value of the services received.

         In December 1989, the Company issued 218,400 shares of stock to HBL for $2.50 per share. In February 1990, an additional 174,000 shares were issued to HBL for $4.17 per share, and in November 1990, an additional 69,120 shares were issued to HBL for $2.50 per share. These shares, combined with purchases from various other stockholders and the 200,100 shares purchased by HBL in the public offering, give HBL control of 23% of the outstanding common stock, or 1,232,856 shares at December 31, 1996.

         In July 1992, the Board of Directors approved restricted stock grants to three employees which allowed the Company to issue, under certain conditions, up to 180,000 shares of its authorized but unissued shares of common stock. In May 1994, the Board of Directors approved restricted stock grants to an additional employee which allowed the Company to issue, under certain conditions, up to 30,000 shares of its authorized but unissued shares of common stock. In January 1995, 29,640 shares of common stock (net of required federal withholdings of 12,360 shares) were issued to a former employee under a Contract Termination and Severance Agreement. The issuance and withholding were in full satisfaction of the employee's original 84,000 shares in stock grants. In August 1996, 79,000 shares of common stock (net of required federal withholdings of 47,000 shares) were issued to the other three employees. The issuance and withholding were in full satisfaction of the three employees original 126,000 shares in stock grants. Total charges to compensation expense recognized by the Company for the years ended December 31, 1996 and 1995 and cumulative from June 25, 1984 (inception) through December 31, 1996 were $515,156, $39,375, and $735,000, respectively.

         In August 1996, the Company completed its initial public offering and issued 2,300,000 shares of common stock resulting in net proceeds of approximately $9,377,702.

         The Company has (i) 200,000 shares of Common Stock reserved for issuance upon exercise of Warrants granted to the Company's Underwriter; (ii) an aggregate of 135,500 shares of Common Stock reserved for issuance upon the exercise of stock options outstanding under the Company's 1996 Employee Stock Option Plan and the Company's Outside Director and Advisor Stock Option Plan (collectively, the "Plans"), none of which options are currently exercisable; and (iii) an aggregate of 114,500 shares of Common Stock reserved for issuance upon exercise of stock options which are available for future grant under the Plans.

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.       COMMON STOCK (CONTINUED)

         Under a stock purchase agreement with a stockholder, Mesa, Inc. ("Mesa"), the Company is prohibited from repurchasing or redeeming any of its issued and outstanding shares without the prior written approval of Mesa unless such redemption or repurchase is offered pro rata to all stockholders.

8.       STOCK OPTION PLAN

         The Company has elected to follow APB 25 and related Interpretations in accounting for its stock-based compensation. Under APB 25, because the exercise price of the Company's stock options has been equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

         During 1996, the Company introduced two stock option plans: the 1996 Employee Stock Option Plan ("Employee Plan") and the Outside Director and Advisor Stock Option Plan ("Director Plan"). The Employee Plan has authorized the grant of options to employees for up to a maximum of 150,000 shares of the Company's common stock. All options granted have five to ten year terms and become exercisable over a four to five year period. The option price is equal to 100% to 110% of the fair value of the common stock on the date of grant depending on the percentage of common stock owned by the optionee on the grant date. The Director Plan allows options to purchase a maximum of 100,000 shares of the Company's common stock to be granted to outside directors and scientific advisors to the Company at an exercise price equivalent to 100% of the fair market value of the common stock on the date of grant. The ten year options become exercisable over a period of five years.

         Supplemental information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1996: risk-free interest rate of 6.70%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .38; and a weighted-average expected life of the option of 4.9 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.       STOCK OPTION PLAN (CONTINUED)

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period and the expense for the 1996 fiscal year is not necessarily indicative of the effects on reported net income (loss) for future years. The Company's pro forma information as of December 31, 1996 follows:

         Pro forma net loss              $(1,635,839)
         Pro forma net loss per share    $      (.41)

         Based on the Black-Scholes method, the fair value of the options granted as of December 31, 1996 is as follows:


Number of options issued at fair market value of stock:             128,000
Weighted-average fair value of options                                $2.52

Number of options issued in excess of fair market value of stock:     7,500
Weighted-average fair value of options                                $1.78



         A summary of the Company's stock option activity, and related information for the year ended December 31, 1996 follows:

                                                                WEIGHTED-
                                                                 AVERAGE
                                               OPTIONS        EXERCISE PRICE
                                               ------------------------------
Outstanding, beginning of period                      -
Granted                                         135,500          $  5.10
Exercised                                             -
                                                -------
Outstanding, end of period                      135,500          $  5.10
                                                =======
Exercisable at end of period                          -
                                                =======



         Exercise prices for options outstanding as of December 31, 1996 ranged from $5.00 to $5.50. The weighted-average remaining contractual life of those options is 9.42 years.

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.       EMPLOYEE BENEFIT PLAN

         The Company has a Simplified Employee Pension Plan. The plan expense for the year ended December 31, 1996 and 1995, and cumulative from June 25, 1984 (inception) through December 31, 1996 was approximately $46,357, $0 and $200,857, respectively.

10.      INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company's deferred tax liabilities and assets are as follows at December 31.

                                                                                1996                 1995
                                                                             ----------          ------------
 Deferred tax liabilities:
   Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . .           $   34,456            $    8,975
                                                                             ----------            ----------
 Total deferred tax liabilities  . . . . . . . . . . . . . . . . .               34,456                 8,975
 Deferred tax assets:
   Net operating loss and AMT carryforwards  . . . . . . . . . . .            1,981,494             1,277,286
   Accrued interest and note payable   . . . . . . . . . . . . . .              194,921               154,258
   Depreciation and amortization   . . . . . . . . . . . . . . . .               91,698                59,192
   Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . .                    -               141,828
   Accrued stock grants  . . . . . . . . . . . . . . . . . . . . .                    -                39,047
   Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .               53,481                56,873
                                                                             ----------            ----------
                                                                              2,321,594             1,728,484
 Valuation allowance for deferred tax assets . . . . . . . . . . .           (2,287,138)           (1,719,509)
                                                                             ----------            ----------
 Total deferred tax assets, net of valuation allowance . . . . . .               34,456                 8,975
                                                                             ----------            ----------
 Net deferred taxes  . . . . . . . . . . . . . . . . . . . . . . .           $        -            $        -
                                                                             ==========            ==========


         At December 31, 1996, the Company has net operating loss carryforwards of approximately $5,350,000 for federal income tax purposes expiring in 2006 through 2010. The ability of the Company to utilize these carryforwards may be limited should changes in stockholder ownership occur in the future.

         At December 31, 1996, the Company had approximately $36,000 of alternative minimum tax credits which may be carried forward indefinitely.

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.      INCOME TAXES (CONTINUED)

         The difference between the reported income tax provision and the benefit normally expected by applying the statutory rate to the loss before income taxes results primarily from the inability of the Company to recognize its tax losses.

11.      CONTINGENCIES

         Hoffmann-La Roche, Inc. ("Roche") has asserted to HBL that the manufacture, sale and use of its form of IFNa infringes United States Patent 4,503,035 and foreign counterparts thereof owned by Roche relating to IFNa (collectively, the "Roche Patent"). The Roche Patent expires in March 2002 in the United States and at various times in other jurisdictions. HBL has informed the Company that it believes that the claims of the Roche Patent are not applicable to the manufacture and sale of HBL IFNa. HBL has prevailed in litigation initiated by Roche in Japan concerning the dispute and Roche has appealed the decision. The Company was not a party to the litigation between Roche and HBL in Japan. HBL has agreed to indemnify the Company for litigation expenses incurred in defending suits brought by Roche against the Company for infringement of the Roche Patent and for any damages the Company may be required to pay to Roche in the event that Roche is successful in any such suit.

         The Company is not a party to any litigation related to these issues; however, there is a possibility of litigation against the Company regarding these matters at some point in the future. Management of the Company believes that litigation which might result from these disputes will not have an adverse effect on current operations, as the Company is not currently selling or attempting to sell HBL interferon in any country where Roche has a patent. However, since the Company currently has no interferons under license except ISI interferon and HBL interferon, an ultimate determination adverse to the Company could impact future expansion of the Company's sales.

12.      RELATED PARTY TRANSACTIONS

         In the ordinary course of business, the Company has and expects to have transactions with related parties, including stockholders. In addition to the transactions disclosed elsewhere in these financial statements, such related party transactions included legal fees of approximately $81,600 and $68,700 paid to Morris, Moore, Moss and Douglass, P.C., a member of which is an officer and stockholder of the Company, in 1996 and 1995, respectively. The Company also employs various stockholders as researchers and consultants and pays fees based on contractual agreements.

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.      SETTLEMENT OF LITIGATION

         Commencing in 1993, the Company was the plaintiff in litigation involving a patent infringement action in New Zealand. In May 1995, a settlement was reached whereby the Company: (1) amended its manufacturing and supply agreement with ISI to allow the sublicense of certain products previously exclusively licensed to ISI and purchased 312,500 shares of ISI common stock for $625,000, or $2 per share, representing the quoted market price of ISI stock at that time; and (2) received $550,000 cash from the defendant in the lawsuit, comprising $50,000 in exchange for a sublicense of the technology that was the subject of the lawsuit and $500,000 as a payment toward research and development costs incurred by the Company.

         As a result of restrictions on the sale by the Company of its ISI stock until August 1997, the Company has discounted the ISI stock (quoted price of $1.66 per share at December 31, 1996) to a carrying value of $471,500 at December 31, 1996, and during 1995 charged $150,000 to selling, general, and administrative expenses and charged $3,500 to unrealized loss on marketable securities in 1996. The ISI stock is classified as available-for-sale. The $500,000 contribution toward research and development costs was recorded as other revenue in 1995.

EXHIBIT INDEX

  NUMBER        DESCRIPTION
  ------        ------------
    3.1*        Restated Articles of Incorporation of the Company.

    3.2* Articles of Amendment of Restated Articles of Incorporation of the Company.

    3.3*        Bylaws of the Company.

    4.1*        Specimen Common Stock Certificate.

    4.2*        Form of Underwriter's Warrant.

   10.1*        Agreement dated as of April 1, 1984 between University Patents,
                Inc. and the Company.

   10.2*        License Agreement dated as of March 22, 1988 between the
                Company and The Texas A&M University System.

   10.3* License Agreement dated October 20, 1989 between the Company and ISI.

   10.4* Manufacturing and Supply Agreement dated October 20, 1989 between the Company and ISI.

   10.5*        Joint Development and Manufacturing/Supply Agreement dated
                March 13, 1992 between the Company and HBL, as amended.

   10.6* Amended and Restated Agreement dated as of November 24, 1992 between Mitsubishi and the Company.

   10.7* Japan Animal Health License Agreement dated January 20, 1993 between the Company and HBL.

   10.8*        Employment Agreement dated as of March 4, 1994 between the
                Company and Dr. Alan B. Richards, as amended.

   10.9*        Employment Agreement dated as of March 4, 1994 between the
                Company and Dr. Joseph M. Cummins, as amended.

   10.10*       Employment Agreement dated as of June 1, 1994 between the
                Company and Charles Hughes, as amended.

   10.11*       Manufacturing/Supply Agreement dated June 1, 1994 between the
                Company and HBL.

   10.12*       Settlement Agreement dated April 27, 1995 among the Company,
                ISI, Pharma Pacific Management Pty. Ltd. ("PPM"), Pharma
                Pacific Pty. Ltd., Pharma Pacific Ltd., and Fernz Corporation
                Limited.

   10.13* Amendment of ACC/ISI License Agreement dated April 27, 1995 between the Company and ISI.



 NUMBER       DESCRIPTION
 ------       -----------
 10.14*       PPM/ACC Sub-license Agreement dated April 27, 1995 between PPM and the Company.

 10.15*       License and Supply Agreement dated July 10, 1995 between Veldona
              Africa, Inc. ("VAF") and Innovative Therapeutics, Ltd. ("ITL").

 10.16*       Pricing Amendment, dated December 5, 1995 between VAF and ITL.

 10.17*       License Agreement dated September 25, 1995 between McGill
              University and the Company.

 10.18* Form of Consulting Agreement between the Company and the Underwriter.

 10.19*       Research Agreement dated March 25, 1996 between the Company and
              Ajinomoto Co., Inc.


 10.20*       1996 Employee Stock Option Plan.

 10.21*       1996 Outside Director and Advisor Stock Option Plan.

 10.22* Form of Indemnification Agreement between the Company and officers and directors of the Company.

 10.23*       Indemnification Agreement between HBL and the Company.

 10.24*       Stock Purchase Agreement dated as of September 21, 1987 between
              Mesa Operating Limited Partnership and the Company.

 10.25* Research License and Supply Agreement dated May 20, 1996 between the Company and Virbac S.A.

 21. Subsidiaries of the Company. The following sets forth the name and jurisdiction of incorporation of each subsidiary of the Company. All of such subsidiaries are wholly-owned by the Company.


              NAME                              JURISDICTION OF INCORPORATION
              ----                              -----------------------------
              VANGUARD BIOSCIENCES, INC.                    TEXAS
              VELDONA USA, INC.                             TEXAS

              VELDONA AFRICA, INC.                          TEXAS

              VELDONA POLAND, INC.                          TEXAS
              AMARILLO CELL OF CANADA, INC.                 TEXAS

        27.          Financial Data Schedule

*The Exhibit is incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form SB-2 filed with and declared effective by the Commission (File No. 333-4413) on August 8, 1996.