Form 10QSB
period 1997-03-31
AMARILLO BIOSCIENCES INC
filed 1997-05-08
CIK 1014763

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               MARCH 31, 1997
                               ------------------------------------------------

[   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20791


                         AMARILLO BIOSCIENCES, INC.
-------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

         TEXAS                                                  75-1974352
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization                              Identification No.)

800 West Ninth, Amarillo, TX                                        79101
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

     806-376-1741                                           FAX 806-376-9301
-------------------------------------------------------------------------------
(Issuer's telephone number, including area code)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No     .
   ----      ---

As of March 31, 1997, there were 5,414,232 shares of the issuer's common stock outstanding.

                         This report contains 12 pages.

                         AMARILLO BIOSCIENCES, INC.

                                    INDEX


PART I:            FINANCIAL INFORMATION                                                              PAGE NO.
                                                                                                      --------
Item 1.            Financial Statements

                   Consolidated Balance Sheets - December 31, 1996 and March 31, 1997  .                   3

                   Consolidated Statements of Operations - Three Months Ended March 31,                    4
                   1996 and 1997 and Cumulative from June 25, 1984 (Inception) through
                   March 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . .

                   Condensed Consolidated Statements of Cash Flows - Three Months Ended                    5
                   March 31, 1996 and 1997 and Cumulative from June 25, 1984 (Inception)
                   through March 31, 1997  . . . . . . . . . . . . . . . . . . . . . . .

                   Notes to Consolidated Financial Statements  . . . . . . . . . . . . .                   6


Item 2.            Management's Discussion and Analysis of Results of Operations and                       7
                   Financial Condition . . . . . . . . . . . . . . . . . . . . . . . . .



PART II:           OTHER INFORMATION


Item 6.            Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . .                   9

Signatures         . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  10

                 AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                     (COMPANIES IN THE DEVELOPMENT STAGE)

                         CONSOLIDATED BALANCE SHEETS

                                                                             December 31,             March 31,
                                                                                1996                    1997
                                                                             -----------            ------------
ASSETS

Current assets:
  Cash and cash equivalents                                                  $ 2,799,297            $  2,114,119
  Marketable securities                                                        5,984,370               5,984,370
  Prepaid expenses                                                               107,535                  86,326
  Other current assets                                                               --                   76,305
                                                                             -----------            ------------
   Total current assets                                                        8,891,202               8,261,120
Property and equipment, net                                                      144,507                 139,207
Patent license, net of accumulated amortization of $66,471 and                    58,529                  56,716
  $68,284 at December 31, 1996 and March 31, 1997, respectively
Organization cost, net of accumulated amortization of $4,667 and                     330                     198
  $4,799 at December 31, 1996 and March 31, 1997, respectively
Investment in ISI common stock                                                   471,500                 463,500
                                                                             -----------            ------------
Total assets                                                                 $ 9,566,068            $  8,920,741
                                                                             ===========            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $   138,298            $     61,055
  Accrued interest expense                                                       273,296                 302,921
  Other accrued expenses                                                          65,357                  19,673
                                                                             -----------            ------------
    Total current liabilities                                                    476,951                 383,649
Notes payable to related party                                                 2,300,000               2,300,000
                                                                             -----------            ------------
Total liabilities                                                              2,776,951               2,683,649

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value:
    Authorized shares - 10,000,000
    Issued shares - 5,414,232                                                     54,142                  54,142
  Additional paid-in capital                                                  13,312,638              13,312,638
  Deficit accumulated during the development stage                            (6,574,163)             (7,118,188)
  Unrealized loss on marketable securities                                        (3,500)                (11,500)
                                                                             -----------            ------------
Total stockholders' equity                                                     6,789,117               6,237,092
                                                                             -----------            ------------
Total liabilities and stockholders' equity                                   $ 9,566,068            $  8,920,741
                                                                             ===========            ============

                           See accompanying notes.

                 AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                     (COMPANIES IN THE DEVELOPMENT STAGE)

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three months ended          Cumulative from
                                                           March 31,                June 25,1984
                                                 --------------------------      (Inception) through
                                                   1996              1997           March 31, 1997
                                                ----------         ----------    -------------------
Revenues:
  Contract revenues                             $  402,574         $      --        $  9,000,000
  Interferon sales                                   2,000                --             420,578
  Interest income                                   11,154            101,068            807,186
  Sublicense fees                                      --                 --             113,334
  Royalty income                                       --                 --              31,544
  Other                                                --              26,000            578,371
                                                ----------         ----------       ------------
                                                   415,728            127,068         10,951,013

Expenses:
  Research and development
    expenses                                       134,209            258,325          7,353,555
  Selling, general, and
    administrative expenses                        238,712            383,143         10,069,137
  Interest expense                                  30,000             29,625            611,509
                                                ----------         ----------       ------------
                                                   402,921            671,093         18,034,201
                                                ----------         ----------       ------------

Income (loss) before income taxes                   12,807           (544,025)        (7,083,188)
Income tax expense                                     --                 --             (35,000)
                                                ----------         ----------       ------------
Net income (loss)                               $   12,807         $ (544,025)      $ (7,118,188)
                                                ==========         ==========       ============
Income (loss) per share                         $      --          $     (.10)
                                                ==========         ==========
Weighted average shares outstanding              3,035,232          5,414,232
                                                ==========         ==========



                           See accompanying notes.

                 AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                     (COMPANIES IN THE DEVELOPMENT STAGE)

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three months ended          Cumulative from
                                                           March 31,                June 25,1984
                                                 --------------------------      (Inception) through
                                                   1996               1997          March 31, 1997
                                                ----------         ----------    -------------------
Net cash used in operating activities            $ (381,780)       $ (685,178)       $ (6,042,806)
                                                 ----------        ----------        ------------
Net cash provided by (used in) investing
  activities                                         (2,467)              --           (7,020,094)
                                                 ----------        ----------        ------------
Net cash provided by financing activities               --                --           15,177,019
                                                 ----------        ----------        ------------
Net increase (decrease) in cash and cash
 equivalents                                       (384,247)         (685,178)          2,114,119
                                                 ----------        ----------        ------------
Cash and cash equivalents at beginning
 of period                                        1,108,527         2,799,297                 --
                                                 ----------        ----------        ------------
Cash and cash equivalents at end of
 period                                          $  724,280        $2,114,119        $  2,114,119
                                                 ==========        ==========        ============
Supplemental Disclosure of Cash Flow
  Information

Cash paid for income taxes                       $      --         $      --         $     37,084
                                                 ==========        ==========        ============

Cash paid for interest                           $      --         $      --         $      6,466
                                                 ==========        ==========        ============



                                        See accompanying notes.

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation. The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Form 10-KSB, are unaudited (except for the December 31, 1996 consolidated balance sheet which was derived from the Company's audited financial statements), but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

         Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997.

2. Loss per share. Loss per share is computed based on the weighted average number of common shares outstanding.

         During March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". This statement currently has no effect on the computation of loss per share as the Company is in a net loss position and the potential dilutive effect of common stock equivalents is not considered in the computation.

3. Initial public offering. On August 13, 1996, the Company completed its initial public offering of 2,000,000 shares of its common stock. Net proceeds to the Company were approximately $8,072,000. On August 29, 1996, the underwriter exercised its option to acquire an additional 300,000 shares of common stock with net proceeds to the Company of $1,305,000.

ITEM 2.          MANAGEMENT'S  DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION

                 RESULTS OF OPERATIONS

                 Three Months Ended March 31, 1996 Compared to Three Months
                 ----------------------------------------------------------
                 Ended March 31, 1997.
                 --------------------

                 During the three months ended March 31, 1996, the Company had total revenues of $415,728 compared to total revenues of $127,068 during the three months ended March 31, 1997. Revenues for 1996 consisted primarily of interest income of $11,154 and contract revenues in the amount of $402,574. During the first quarter of 1997, the Company received a $26,000 partial payment for the preparation of a research agreement and business plan for a foreign country. Other 1997 revenues consisted of interest income of $101,068. The approximately $90,000 increase in interest income in 1997 compared to 1996 is due to the increased investment of funds resulting from the Company's initial public offering (IPO) completed in August 1996.

                 During the 1996 first quarter, research and development expenses were $134,209 as compared to $258,325 during the 1997 first quarter. The $124,116 increase in R&D expenses in 1997 was due to the commencement of new clinical studies.

                 During 1996 and 1997, the Company incurred general and administrative expenses of $238,712 and $383,143, respectively. The $144,431 increase in 1997 was due primarily to additional expenses resulting from the Company becoming a publicly held company. These expenses consisted primarily of legal and audit fees, public relations and investor relations fees, and additional insurance coverage.

                 LIQUIDITY AND CAPITAL RESOURCES

                 At March 31, 1997, the Company had cash of $2,114,119 and marketable securities of $5,984,370 with accounts payable of $61,055 and other funding commitments for clinical studies of approximately $1.7 million.

                 The Company intends to focus its development activities on the treatment of Sjogrens syndrome, oral mucositis in cancer patients, and hepatitis B and C ("Primary Development Projects").

                 The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress of its research and development and the timing and costs associated with its Primary Development Projects), that the Company's existing capital resources will be sufficient to satisfy the Company's estimated cash requirements for at least the next 21 months. Unless the Company generates significant revenues during such period, which the Company believes is unlikely, the Company will need additional financing to fully fund such development. Moreover, the Company's estimate of the amount required to complete its Primary Development Projects may prove to be inaccurate. The Company has no current arrangements with respect to, or sources of, additional financing and it is not anticipated that any of the officers, directors or shareholders of the Company will provide any portion of the Company's future financing requirements. There can be no assurance that, when needed, additional financing will be available to the Company on commercially reasonable terms, or at all. In the event that the Company's plans change, its assumptions change or prove inaccurate, or if the remaining net proceeds of the Company's recent public offering, together with other capital resources, otherwise prove to be insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including requiring the Company to significantly curtail or possibly cease its operations.

                                  PART II - OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 Exhibit 27.   Financial Data Schedule



                 No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES




         Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           AMARILLO BIOSCIENCES, INC.


Date:  May 8, 1997                     By:  /s/  JOSEPH M. CUMMINS
                                          --------------------------------
                                                 Joseph M. Cummins
                                                   President and
                                              Chief Executive Officer




Date:  May 8, 1997                     By:    /s/ CHARLES H. HUGHES
                                          --------------------------------
                                                  Charles H. Hughes
                                            Executive Vice President and
                                               Chief Financial Officer
                                             (Chief Accounting Officer)

                                         EXHIBIT INDEX



Exhibit                Description
-------                -----------
  27             Financial Data Schedule
