Form 10QSB
period 1997-06-30
AMARILLO BIOSCIENCES INC
filed 1997-07-30
CIK 1014763

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended                JUNE 30, 1997
                                ----------------------------------------------


[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20791


                           AMARILLO BIOSCIENCES, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         TEXAS                                                75-1974352
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

800 West Ninth, Amarillo, TX                                     79101
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

     806-376-1741
-------------------------------------------------------------------------------
(Issuer's telephone number, including area code)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ].

As of July 17, 1997, there were 5,414,232 shares of the issuer's common stock outstanding.

                           AMARILLO BIOSCIENCES, INC.


                                     INDEX



PART I:       FINANCIAL INFORMATION                                                  PAGE NO.
                                                                                     ---------
Item 1.       Financial Statements

              Consolidated Balance Sheets - December 31, 1996 and June
              30, 1997..............................................................        3

              Consolidated Statements of Operations - Three Months and
              Six Months Ended June 30, 1996 and 1997 and Cumulative
              from June 25, 1984 (Inception) through June 30, 1997..................        4

              Condensed Consolidated Statements of Cash Flows - Six
              Months Ended June 30, 1996 and 1997 and Cumulative
              from June 25, 1984 (Inception) through June 30, 1997..................        5

              Notes to Consolidated Financial Statements............................        6

Item 2.       Management's Discussion and Analysis of Results of
              Operations and Financial Condition....................................        7

PART II:      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K......................................       10

Signatures    ......................................................................       11

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                          CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,          June 30,
                                                                                      1996                1997
                                                                                  -------------       -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                       $   2,799,297       $   1,533,029
  Marketable securities                                                               5,984,370           5,984,370
  Prepaid expenses                                                                      107,535              56,926
  Other current assets                                                                       --             173,849
                                                                                  -------------       -------------
   Total current assets                                                               8,891,202           7,748,174
Property and equipment, net                                                             144,507             136,691
Patent license, net of accumulated amortization of $66,471 and
  $70,117 at December 31, 1996 and June 30, 1997, respectively                           58,529              54,883
Organization costs, net of accumulated amortization of $4,667 and
  $4,799 at December 31, 1996 and June 30, 1997, respectively                               330                 198
Investment in ISI common stock                                                          471,500             625,000
                                                                                  -------------       -------------
Total assets                                                                      $   9,566,068       $   8,564,946
                                                                                  =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $     138,298       $      74,801
  Accrued interest expense                                                              273,296             332,546
  Other accrued expenses                                                                 65,357              18,886
                                                                                  -------------       -------------
    Total current liabilities                                                           476,951             426,233
Notes payable to related party                                                        2,300,000           2,300,000
                                                                                  -------------       -------------
Total liabilities                                                                     2,776,951           2,726,233

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value:
    Authorized shares - 10,000,000
    Issued shares - 5,414,232                                                            54,142              54,142
  Additional paid-in capital                                                         13,312,638          13,312,638
  Deficit accumulated during the development stage                                   (6,574,163)         (7,678,067)
  Unrealized gain (loss) on marketable securities                                        (3,500)            150,000
                                                                                  -------------       -------------
Total stockholders' equity                                                            6,789,117           5,838,713
                                                                                  -------------       -------------
Total liabilities and stockholders' equity                                        $   9,566,068       $   8,564,946
                                                                                  =============       =============


                            See accompanying notes.

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                    Cumulative
                                                                                                                       from
                                                                                                                      June 25,
                                                                                                                       1984
                                           Three months ended                       Six months ended                (Inception)
                                                June 30,                                June 30,                      through
                                           ------------------                       ----------------                  June 30,
                                      1996                  1997                 1996               1997               1997
                                ---------------------------------------    -----------------------------------  -----------------
Revenues:
  Contract revenues             $           14,566   $               --    $        417,140  $              --  $       9,000,000
  Interferon sales                           4,805                   --               6,805                 --            420,578
  Interest income                            8,941              120,602              20,095            221,670            927,788
  Sublicense fees                               --                   --                  --                 --            113,334
  Royalty income                                --                   --                  --                 --             31,544
  Other                                         --                   --                  --             26,000            578,371
                                ------------------   ------------------    ----------------  -----------------  -----------------
                                            28,312              120,602             444,040            247,670         11,071,615

Expenses:
  Research and
    development expenses                   120,236              327,702             254,445            586,027          7,681,257
  Selling, general, and
    administrative expenses                 96,898              294,154             335,610            706,297         10,392,291
  Interest expense                          31,667               29,625              61,667             59,250            641,134
                                ------------------   ------------------    ----------------  -----------------  -----------------
                                           248,801                  680             651,722          1,351,574         18,714,682
                                ------------------   ------------------    ----------------  -----------------  -----------------

Loss before Income taxes                  (220,489)            (559,879)           (207,682)        (1,103,904)        (7,643,067)
Income tax expense                              --                   --                  --                 --             35,000
                                ------------------   ------------------    ----------------  -----------------  -----------------
Net loss                        $         (220,489)  $         (559,879)   $       (207,682) $     (1,103,904)  $      (7,678,067)
                                ==================   ==================    ================  =================  =================
Net loss per share              $            (0.07)  $            (0.10)   $          (0.07) $          (0.20)
                                ==================   ==================    ================  =================
Weighted average shares
  outstanding                            3,035,232            5,414,232           3,035,232          5,414,232
                                ==================   ==================    ================  =================




                            See accompanying notes.

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                              Six months ended          Cumulative from
                                                  June 30,               June 25,1984
                                           -------------------------- (Inception) through
                                               1996           1997       June 30, 1997
                                           -----------    -----------   --------------
Net cash used in operating activities      $  (868,691)   $(1,263,323)   $ (6,620,951)
                                           -----------    -----------    ------------
Net cash used in investing activities           (2,467)        (2,945)     (7,023,039)
                                           -----------    -----------    ------------
Net cash provided by financing
activities                                   1,000,000             --      15,177,019
                                           -----------    -----------    ------------
Net increase (decrease) in cash and cash
 equivalents                                   128,842     (1,266,268)      1,533,029
                                           -----------    -----------    ------------
Cash and cash equivalents at beginning
 of period                                   1,108,527      2,799,297              --
                                           -----------    -----------    ------------
Cash and cash equivalents at end of
 period                                    $ 1,237,369    $ 1,533,029    $  1,533,029
                                           ===========    ===========    ============
Supplemental Disclosure of Cash Flow
  Information

Cash paid for income taxes                 $        --    $        --    $     37,084
                                           ===========    ===========    ============
Cash paid for interest                     $        --    $        --    $      6,466
                                           ===========    ===========    ============


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

     Operating results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        RESULTS OF OPERATIONS

        Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1997.

        During the three months ended June 30, 1996, the Company had total revenues of $28,312 compared to total revenues of $120,602 during the three months ended June 30, 1997. During the 1996 second quarter, the remaining deferred contract revenues of $14,566 were recorded as earned. Other 1996 revenues consisted of interest income of $8,941 and interferon sales of $4,805. The 1997 second quarter revenues consisted solely of interest income.

        During the 1996 quarter, research and development expenses were $120,236 as compared to $327,702 during the 1997 quarter. The increase of $207,466 in 1997 was the result of certain clinical studies being started in 1997.

        During 1996 and 1997, the Company incurred general and administrative expenses of $96,898 and $294,154, respectively. The 1997 second quarter expenses were $197,256 more than the 1996 second quarter due primarily to an overall increase in the Company's activities and the additional cost associated with the Company being a publicly-held company in 1997. The major increases were experienced in the following expense items -- consultants $72,754 over 1996, travel $32,225 over 1996, general insurance $15,088 over 1996, public and investor relations $25,035 over 1996, legal $33,087 over 1996, and clinical supplies $21,465 over 1996.

        Six Months Ended June 30, 1996 Compared to Six Months Ended June 30,
        1997

        During the six months ended June 30, 1996, the Company had total revenues of $444,040 compared to total revenues of $247,670 during the six months ended June 30, 1997. Revenues for 1996 consisted of interest income of $20,095 and deferred contract revenues recognized in the amount of $417,140 based on research and development and administrative costs incurred. Revenues for 1997 consisted of interest income of $221,670 and other income of $26,000.

        During 1996, research and development expenses were $254,445 as compared to $586,027 during 1997. The increase of $331,582 in 1997 was the result of certain clinical studies being started in 1997.

        During 1996 and 1997, the Company incurred general and administrative expenses of $335,610 and $706,297, respectively. The 1997 general and administrative expenses exceeded 1996 by $370,687 due primarily to an increase in the Company's activities and the additional costs associated with the Company being a publicly-held company in 1997. The major increases were experienced in the following expense items -- consultants $105,704 higher than 1996, conferences & meetings $42,915 higher than 1996, travel $29,543 higher than 1996, general insurance $33,198 higher than 1996, public and investor relations $72,260 higher than 1996, legal $59,068 higher than 1996, and clinical supplies $21,465 over 1996.

        LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1997, the Company had cash of $1,533,029 and marketable securities of $5,984,370 with accounts payable of $74,801 and other funding commitments for clinical studies of approximately $1.7 million.

        The Company intends to focus its development activities on the treatment of Sjogrens syndrome, oral mucositis in cancer patients, hepatitis B and C and the common cold ("Primary Development Projects").

        The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress of its research and development and the timing and costs associated with its Primary Development Projects), that the Company's existing capital resources will be sufficient to satisfy the Company's estimated cash requirements for at least the next 21 months. Unless the Company generates significant revenues during such period, which the Company believes is unlikely, the Company will need additional financing to fully fund such development. Moreover, the Company's estimate of the amount required to complete its Primary Development Projects may prove to be inaccurate. The Company has no current arrangements with respect to, or sources of, additional financing and it is not anticipated that any of the officers, directors or stockholders of the Company will provide any portion of the Company's future financing requirements. There can be no assurance that, when needed, additional financing will be available to the Company on commercially reasonable terms, or at all. In the event that the Company's plans change, its assumptions change or prove inaccurate, or if the remaining net proceeds of the Company's recent public offering, together with other capital resources, otherwise prove to be insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including requiring the Company to significantly curtail or possibly cease its operations.

                          PART II - OTHER INFORMATION


ITEM 5. OTHER INFORMATION

The Company announced on July 14, 1997 that it has engaged PPD Pharmaco, a leading clinical research organization, to conduct Amarillo Biosciences' Phase III clinical trial testing low dose oral interferon alpha in patients experiencing dry mouth due to Sjogren's syndrome. Under the terms of the agreement, PPD Pharmaco will manage the trial and assist the Company in preparing a development plan including a Food and Drug Administration approval application. The trial is anticipated to begin in early 1998.

PPD Pharmaco is a wholly-owned subsidiary of Pharmaceutical Product Development, Inc. of Wilmington, N.C. Tom D'Alonzo, a director of the Company since March 1997, is the President and COO of Pharmaceutical Product Development, Inc.

In April 1996, the National Institutes of Health ("NIH") announced that it would be conducting a clinical trial of the use of low dose oral IFN alpha therapy for the treatment of AIDS-related symptoms. The study was to enroll 560 AIDS patients and test three different forms of IFN alpha, including the form produced by Hayashibara Biochemical Laboratories as well as forms produced by two licensees of the Company. On June 12, 1997, the NIH announced that the clinical trial of three preparations of Low-Dose Oral Alpha Interferon in HIV-Infected Patients was to be closed. The Division of AIDS (DAIDS) determined that the clinical trial would not reach a successful conclusion due to poor accrual, missing data, and high drop-out rate. The protocol called for completion of accrual within one year of its opening in April 1996. Only 263 of the proposed 560 patients had been accrued and greater than 20% of those patients dropped out of the study before completing the required study visits or had not been seen for at least three of the six sequential monthly visits.

The extent of any further development work, for the treatment of AIDS-related symptoms, to be undertaken by the Company has not been determined at this time. The clinical study of IFN as it relates to AIDS, has not been a Primary Development Project of the Company (See Liquidity and Capital Resources).




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 27. Financial Data Schedule



        No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AMARILLO BIOSCIENCES, INC.


Date:  July 30, 1997                  By:    /s/ JOSEPH M. CUMMINS
                                         -------------------------------------
                                                  Joseph M. Cummins
                                                    President and
                                               Chief Executive Officer




Date:  July 30, 1997                  By:    /s/ CHARLES H. HUGHES
                                         -------------------------------------
                                                 Charles H. Hughes
                                             Executive Vice President and
                                               Chief Financial Officer
                                             (Chief Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT NO.              DESCRIPTIONS
-----------              ------------

    24                   FINANCIAL DATA SCHEDULE