Form 10QSB/A
period 1997-06-30
AMARILLO BIOSCIENCES INC
filed 1997-08-12
CIK 1014763

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A1


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              JUNE 30, 1997
                               ------------------------------------------------


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

                                  806-376-1741
--------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of July 17, 1997, there were 5,414,232 shares of the issuer's common stock outstanding.

                           AMARILLO BIOSCIENCES, INC.


                                     INDEX



PART I:    FINANCIAL INFORMATION                                             PAGE NO.
                                                                             --------
Item 1.    Financial Statements
           Consolidated Balance Sheets - December 31, 1996 and June
           30, 1997..........................................................   3

           Consolidated Statements of Operations - Three Months and
           Six Months Ended June 30, 1996 and 1997 and Cumulative
           from June 25, 1984 (Inception) through June 30, 1997..............   4

           Condensed Consolidated Statements of Cash Flows - Six
           Months Ended June 30, 1996 and 1997 and Cumulative
           from June 25, 1984 (Inception) through June 30, 1997..............   5

           Notes to Consolidated Financial Statements........................   6

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition................................   7

PART II:   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K..................................  10

Signatures ..................................................................  11

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                          CONSOLIDATED BALANCE SHEETS

                                                                    December 31,      June 30,
                                                                        1996            1997
                                                                    ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                                         $  2,799,297    $  1,533,029
  Marketable securities                                                5,984,370       5,984,370
  Prepaid expenses                                                       107,535          56,926
  Other current assets                                                      --           173,849
                                                                    ------------    ------------
   Total current assets                                                8,891,202       7,748,174
Property and equipment, net                                              144,507         136,691
Patent license, net of accumulated amortization of $66,471 and
  $70,117 at December 31, 1996 and June 30, 1997, respectively            58,529          54,883
Organization costs, net of accumulated amortization of $4,667 and
  $4,799 at December 31, 1996 and June 30, 1997, respectively                330             198
Investment in ISI common stock                                           471,500         625,000
                                                                    ------------    ------------
Total assets                                                        $  9,566,068    $  8,564,946
                                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $    138,298    $     74,801
  Accrued interest expense                                               273,296         332,546
  Other accrued expenses                                                  65,357          18,886
                                                                    ------------    ------------
    Total current liabilities                                            476,951         426,233
Notes payable to related party                                         2,300,000       2,300,000
                                                                    ------------    ------------
Total liabilities                                                      2,776,951       2,726,233
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value:
    Authorized shares - 10,000,000
    Issued shares - 5,414,232                                             54,142          54,142
  Additional paid-in capital                                          13,312,638      13,312,638
  Deficit accumulated during the development stage                    (6,574,163)     (7,678,067)
  Unrealized gain (loss) on marketable securities                         (3,500)        150,000
                                                                    ------------    ------------
Total stockholders' equity                                             6,789,117       5,838,713
                                                                    ------------    ------------
Total liabilities and stockholders' equity                          $  9,566,068    $  8,564,946
                                                                    ============    ============

                            See accompanying notes.

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                               Cumulative
                                                                                                  from
                                                                                                June 25,
                                                                                                  1984
                                   Three months ended              Six months ended            (Inception)
                                        June 30,                        June 30,                through
                              ----------------------------    ----------------------------      June 30,
                                  1996            1997            1996            1997            1997
                              ------------    ------------    ------------    ------------    ------------
Revenues:
  Contract revenues           $     14,566    $       --      $    417,140    $       --      $  9,000,000
  Interferon sales                   4,805            --             6,805            --           420,578
  Interest income                    8,941         120,602          20,095         221,670         927,788
  Sublicense fees                     --              --              --              --           113,334
  Royalty income                      --              --              --              --            31,544
  Other                               --              --              --            26,000         578,371
                              ------------    ------------    ------------    ------------    ------------
                                    28,312         120,602         444,040         247,670      11,071,615

Expenses:
  Research and
    development expenses           120,236         327,702         254,445         586,027       7,681,257
  Selling, general, and
    administrative expenses         96,898         323,154         335,610         706,297      10,392,291
  Interest expense                  31,667          29,625          61,667          59,250         641,134
                              ------------    ------------    ------------    ------------    ------------
                                   248,801         680,481         651,722       1,351,574      18,714,682
                              ------------    ------------    ------------    ------------    ------------

Loss before Income taxes          (220,489)       (559,879)       (207,682)     (1,103,904)     (7,643,067)
Income tax expense                    --              --              --              --            35,000
                              ------------    ------------    ------------    ------------    ------------
Net loss                      $   (220,489)   $   (559,879)   $   (207,682)   $ (1,103,904)   $ (7,678,067)
                              ============    ============    ============    ============    ============
Net loss per share            $      (0.07)   $      (0.10)   $      (0.07)   $      (0.20)
                              ============    ============    ============    ============
Weighted average shares
  outstanding                    3,035,232       5,414,232       3,035,232       5,414,232
                              ============    ============    ============    ============



                            See accompanying notes.

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Cumulative from
                                                                           June 25,1984
                                                 Six months ended           (Inception)
                                                     June 30,                 through
                                           ----------------------------       June 30,
                                               1996            1997            1997
                                           ------------    ------------    ------------
Net cash used in operating activities      $   (868,691)   $ (1,263,323)   $ (6,620,951)
                                           ------------    ------------    ------------

Net cash used in investing activities            (2,467)         (2,945)     (7,023,039)
                                           ------------    ------------    ------------
Net cash provided by financing
activities                                    1,000,000            --        15,177,019
                                           ------------    ------------    ------------
Net increase (decrease) in cash and cash
 equivalents                                    128,842      (1,266,268)      1,533,029
                                           ------------    ------------    ------------
Cash and cash equivalents at beginning
 of period                                    1,108,527       2,799,297            --
                                           ------------    ------------    ------------
Cash and cash equivalents at end of
 period                                    $  1,237,369    $  1,533,029    $  1,533,029
                                           ------------    ------------    ------------
Supplemental Disclosure of Cash Flow
  Information

Cash paid for income taxes                 $       --      $       --      $     37,084
                                           ============    ============    ============
Cash paid for interest                     $       --      $       --      $      6,466
                                           ============    ============    ============





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

        During 1996 and 1997, the Company incurred general and administrative expenses of $96,898 and $323,154, respectively. The 1997 second quarter expenses were $226,256 more than the 1996 second quarter due primarily to an overall increase in the Company's activities and the additional cost associated with the Company being a publicly-held company in 1997. The major increases were experienced in the following expense items -- consultants $72,754 over 1996, travel $32,225 over 1996, general insurance $15,088 over 1996, public and investor relations $25,035 over 1996, legal $33,087 over 1996, and clinical supplies $21,465 over 1996.

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



                                        AMARILLO BIOSCIENCES, INC.


Date: August 12, 1997                   By:   /s/ JOSEPH M. CUMMINS
                                           -------------------------------
                                                Joseph M. Cummins
                                                   President and
                                             Chief Executive Officer




Date: August 12, 1997                   By:   /s/ CHARLES H. HUGHES
                                           -------------------------------
                                                 Charles H. Hughes
                                            Executive Vice President and
                                               Chief Financial Officer
                                             (Chief Accounting Officer)