Form 10QSB
period 1997-09-30
AMARILLO BIOSCIENCES INC
filed 1997-11-06
CIK 1014763

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              September 30, 1997
                               ----------------------------------------



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

As of October 17, 1997, there were 5,414,232 shares of the issuer's common stock outstanding.

                           AMARILLO BIOSCIENCES, INC.


                                      INDEX

PART I:  FINANCIAL INFORMATION                                      PAGE NO.
                                                                    --------

Item 1.  Financial Statements
         Consolidated Balance Sheets - December 31, 1996 and
         September 30, 1997 .........................................  3

         Consolidated Statements of Operations - Three Months and
         Nine Months Ended September 30, 1996 and 1997 and
         Cumulative from June 25, 1984 (Inception) through
         September 30, 1997 .........................................  4

         Condensed Consolidated Statements of Cash Flows - Nine
         Months Ended September 30, 1996 and 1997 and
         Cumulative from June 25, 1984 (Inception) through
         September 30, 1997 .........................................  5

         Notes to Consolidated Financial Statements .................  6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition..........................  7

PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ........................... 10
Signatures........................................................... 11

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31,       September 30,
                                                                                   1996              1997
                                                                               ------------       ------------

ASSETS
Current assets:
  Cash and cash equivalents                                                    $  2,799,297       $    786,215
  Marketable securities                                                           5,984,370          5,984,370
  Prepaid expenses                                                                  107,535            108,000
  Other current assets                                                                   --            272,027
                                                                               ------------       ------------
   Total current assets                                                           8,891,202          7,150,612
Property and equipment, net                                                         144,507            122,472
Patent license, net of accumulated amortization of $66,471 and $71,970 at
December 31, 1996 and September 30, 1997, respectively                               58,529             53,030
Organization costs, net of accumulated amortization of $4,667 and
  $4,799 at December 31, 1996 and September 30, 1997, respectively                      330                198
Investment in ISI common stock                                                      471,500            625,000
                                                                               ------------       ------------
Total assets                                                                   $  9,566,068       $  7,951,312
                                                                               ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $    138,298       $     70,872
  Accrued interest expense                                                          273,296            362,171
  Other accrued expenses                                                             65,357             18,991
                                                                               ------------       ------------
    Total current liabilities                                                       476,951            452,034
Notes payable to related party                                                    2,300,000          2,300,000
                                                                               ------------       ------------
Total liabilities                                                                 2,776,951          2,752,034
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value:
    Authorized shares - 10,000,000
    Issued shares - 5,414,232                                                        54,142             54,142
  Additional paid-in capital                                                     13,312,638         13,312,638
  Deficit accumulated during the development stage                               (6,574,163)        (8,317,502)
  Unrealized gain (loss) on marketable securities                                    (3,500)           150,000
                                                                               ------------       ------------
Total stockholders' equity                                                        6,789,117          5,199,278
                                                                               ------------       ------------
Total liabilities and stockholders' equity                                     $  9,566,068       $  7,951,312
                                                                               ============       ============

                             See accompanying notes.

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                              Cumulative
                                                                                                                 from
                                                                                                               June 25,
                                                                                                                 1984
                                                                                                             (Inception)
                                         Three months ended                       Nine months ended            through
                                            September 30,                           September 30,             September
                                      ------------------------                 --------------------                30,
                                      1996                1997                 1996            1997              1997
                                 ---------------------------------------------------------------------------------------

Revenues:
  Contract revenues              $        --         $        --         $   417,140      $        --     $    9,000,000
  Interferon sales                        --                 402               6,805              402            420,980
  Interest income                     37,194             101,821              57,289          323,491          1,029,609
  Sublicense fees                      5,000                  --               5,000               --            113,334
  Royalty income                          --                  --                  --               --             31,544
  Other                               43,000              26,000              43,000           52,000            604,371
                                 ---------------------------------------------------------------------------------------
                                      85,194             128,223             529,234          375,893         11,199,838

Expenses:
  Research and
    development expenses             168,095             341,015             422,540          927,042          8,022,272
  Selling, general, and
    administrative expenses          820,430             397,018           1,156,040        1,103,315         10,789,309
  Interest expense                    34,799              29,625              96,466           88,875            670,759
                                 ---------------------------------------------------------------------------------------
                                   1,023,324             767,658           1,675,046        2,119,232         19,482,340
                                 ---------------------------------------------------------------------------------------

Loss before income taxes            (938,130)           (639,435)         (1,145,812)      (1,743,339)        (8,282,502)
Income tax expense                        --                  --                  --               --             35,000
                                 ---------------------------------------------------------------------------------------
Net loss                         $  (938,130)        $  (639,435)        $ 1,145,812)     $(1,743,339)    $   (8,317,502)
                                 =======================================================================================
Net loss per share               $     (0.22)        $     (0.12)        $     (0.33)     $     (0.32)
                                 ====================================================================
Weighted average shares
  outstanding                      4,255,286           5,414,232           3,444,885        5,414,232
                                 ====================================================================



                             See accompanying notes.

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Nine months ended             Cumulative from
                                                    September 30,                June 25,1984
                                           -----------------------------      (Inception) through
                                              1996              1997           September 30, 1997
                                           -----------       -----------       ------------------

Net cash used in operating activities      $(1,728,305)      $(2,019,952)      $ (7,377,580)

Net cash provided by (used in)
investing activities                        (4,926,391)            6,870         (7,013,224)
                                           -----------       -----------       ------------
Net cash provided by financing
activities                                   9,772,702                --         15,177,019
                                           -----------       -----------       ------------
Net increase (decrease) in cash and
cash equivalents                             3,118,006        (2,013,082)           786,215
                                           -----------       -----------       ------------
Cash and cash equivalents at
beginning of period                          1,108,527         2,799,297                 --
                                           -----------       -----------       ------------
Cash and cash equivalents at end of
 period                                    $ 4,226,533       $   786,215       $    786,215
                                           ===========       ===========       ============
Supplemental Disclosure of Cash
Flow Information

Cash paid for income taxes                 $        --       $        --       $     37,080
                                           ===========       ===========       ============
Cash paid for interest                     $        --       $        --       $      6,466
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

     Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        RESULTS OF OPERATIONS

        Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

        During the three months ended September 30, 1997, the Company had total revenues of $128,223 compared to total revenues of $85,194 during the three months ended September 30, 1996. The 1997 third-quarter revenues consisted of income from interferon sales of $402, interest income of $101,821, and other income of $26,000. 1996 revenues consisted of interest income of $37,194, sublicense fees of $5,000, and other income of $43,000. The significant increase in interest income was due primarily to the fact that the Company's 1996 initial public offering was concluded on August 13, 1996, and the proceeds of that offering were therefore available for investment by the Company during only a portion of the 1996 third quarter.

        During the 1997 third quarter, research and development expenses were $341,015 as compared to $168,095 during the 1996 quarter. The increase of $172,920 in 1997 was the result of certain clinical studies being commenced in 1997.

        During 1997 and 1996, the Company incurred selling, general and administrative expenses of $397,018 and $820,430, respectively. The 1997 third-quarter expenses were $423,412 less than the 1996 third quarter due primarily to the issuance of common stock to three officers of the Company in 1996, pursuant to stock grants. The amount of compensation associated with the stock granted was $630,000 of which $134,453 had been accrued as of June 30, 1996 leaving a balance of $495,547 to be expensed in the third quarter of 1996.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996.

During the nine months ended September 30, 1997, the Company had total revenues of $375,893 compared to total revenues of $529,234 during the nine months ended September 30, 1996. Revenues for 1997 consisted of interferon sales of $402, interest income of $323,491, and other income of $52,000. Revenues for 1996 consisted of contract revenues of $417,140, interferon sales revenues of $6,805, interest income of $57,289, sublicense fees of $5,000 and other income of $43,000. The significant difference in interest income is due to the fact that proceeds from the Company's 1996 initial public offering were available for investment by the Company during the entire nine month period for 1997, but were only available during 1996 after August 13. The difference in contract revenue income is due to the fact that the Company recognized during 1996 all remaining revenue amounts under its Joint Development and Manufacturing/Supply Agreement with Hayashibara Biochemical Laboratories, Inc.

During 1997, research and development expenses were $927,042 as compared to $422,540 during 1996. The increase of $504,502 in 1997 was the result of certain clinical studies being commenced in 1997.

During 1997 and 1996, the Company incurred general and administrative expenses of $1,103,315 and $1,156,040, respectively. Total general and administrative expenses for 1997 are therefore $52,725 lower than for the same nine months in 1996. However, 1997 expenses overall are higher than for 1996 due to the substantial increase in research and development expenses, reflecting expenditure of a portion of the proceeds received by the Company pursuant to its 1996 initial public offering.

Although selling, general and administrative expenses are down by $52,725 from the corresponding nine month period in 1996, that is only the case because nonrecurring compensation expense was incurred during 1996, due to the issuance of common stock pursuant to stock grants. If said nonrecurring compensation expense in 1996 is disregarded, selling, general and administrative expenses increased by $442,822 in the first three quarters of 1997, compared to the corresponding period in 1996. The primary cause of such increase is that the Company has operated as a public company for all nine months of 1997, compared to only two months of 1996, resulting in the following increases in the categories indicated: consultant expenses, $129,144; travel, $51,740; general insurance, $35,528; legal expense, $77,560; and investor relations, $102,090.

     LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had cash of $786,215 and marketable securities of $5,984,370 with accounts payable of $70,872 and other funding commitments for clinical studies of approximately $1,169,863.

     The Company intends to focus its development activities on the treatment of Sjogrens syndrome, oral mucositis in cancer patients, hepatitis B and C, fibromyalgia, opportunistic infections in HIV patients and the common cold ("Primary Development Projects").

     The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress of its research and development and the timing and costs associated with its Primary Development Projects), that the Company's existing capital resources will be sufficient to satisfy the Company's estimated cash requirements for at least the next 21 months. Unless the Company generates significant revenues during such period, which the Company believes is unlikely, the Company will need additional financing to fully fund such development. Moreover, the Company's estimate of the amount required to complete its Primary Development Projects may prove to be inaccurate. The Company has no current arrangements with respect to, or sources of, additional financing and it is not anticipated that any of the officers, directors or stockholders of the Company will provide any portion of the Company's future financing requirements. There can be no assurance that, when needed, additional financing will be available to the Company on commercially reasonable terms, or at all. In the event that the Company's plans change, its assumptions change or prove inaccurate, or if the remaining net proceeds of the Company's initial public offering, together with other capital resources, otherwise prove to be insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including requiring the Company to significantly curtail or possibly cease its operations.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 27.   Financial Data Schedule



        No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AMARILLO BIOSCIENCES, INC.


Date:  November   12  , 1997            By: /s/ JOSEPH M. CUMMINS
                ------                     -----------------------------------
                                                Joseph M. Cummins
                                                   President,
                                           Chief Executive Officer, and
                                             Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION
-----------              -----------

    27          Financial Data Schedule