Form 10KSB
period 1997-12-31
AMARILLO BIOSCIENCES INC
filed 1998-03-30
CIK 1014763

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB
(Mark One)

   [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 For the Fiscal Year Ended December 31, 1997

   [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                       COMMISSION FILE NUMBER 0-20791

                    AMARILLO BIOSCIENCES, INC.  (NAME OF
                    SMALL BUSINESS ISSUER IN ITS CHARTER)

                  TEXAS                              75-1974352
(State of other jurisdiction of                    (I.R.S. Employer
incorporation or or organization)                 Identification No.)

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
   -----
       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       Revenues for its most recent fiscal year were $652,658.

       As of March 17, 1998, there were outstanding 5,414,232 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the NASDAQ SmallCap Market) was approximately $12,110,010.00.

                                     PART I

       The following contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in "Management's 1998 Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-KSB.

ITEM 1.       DESCRIPTION OF BUSINESS.

GENERAL

       Amarillo Biosciences, Inc. (the "Company" or "ABI"), a development-stage company incorporated in 1984, is engaged in developing biologics for the treatment of human and animal diseases. The Company is currently focusing its research on human health indications for the use of low dose oral natural interferon alpha (IFNa), particularly for the treatment of Sjogren's syndrome, fibromyalgia, hepatitis B, hepatitis C and myeloproliferative diseases. The Company believes that significant worldwide opportunities exist for the development of low dose oral natural IFNa as an inexpensive, non-toxic, efficacious alternative to the treatment of disease by injection of high doses of IFNa. In addition, the Company believes that low dose oral natural IFNa will be an effective treatment for diseases or conditions for which current therapies are inadequate.

       The Company owns or licenses twelve United States patents relating to low dose oral natural IFNa. Since 1992, the Company has filed with the U.S. Food and Drug Administration ("FDA"), and there now are in effect, eight Investigational New Drug ("IND") Applications covering indicated uses for low dose oral IFNa, including treatment of Sjogren's syndrome, fibromyalgia and myeloproliferative diseases. The Company is seeking regulatory approvals in certain foreign countries to test low dose oral IFNa in the treatment of hepatitis B and C.

       The Company's objective is to exploit its proprietary technology to become a leader in the field of low dose oral IFNa applications. The Company's business strategy is to pursue those indications for low dose oral IFNa treatment for which initial clinical research has indicated the treatment is efficacious and which, in the opinion of the Company, have the greatest commercial potential and are most likely to be approved by the FDA. To the extent possible, the Company will attempt to minimize the cost to the Company of obtaining FDA approval by utilizing forms of IFNa already approved (in other dosage forms and for different indications) by the Japanese Ministry of Health and Welfare for human use. The Company believes that cost savings will result from the availability of more information for use in preparing applications for such approvals. The Company will attempt to gain market share for approved products by forming alliances with strong marketing partners.

       The Company has 7 full-time employees and one part-time employee. The Company makes extensive use of consultants in business and research and development, and paid consulting fees to 48 consultants in 1997.

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

       A phase II trail was completed in late 1997. At the end of 12 weeks, ninety patients who took placebo or interferon were evaluable. Patients given 150 IU three times per day had a significant (p<0.014) increase in stimulated saliva production. Subjective measures of relief of dryness also favored the same interferon group.

Hepatitis C. The Company has licensed such technology from a Canadian university and prepared an Investigational New Drug submission in Canada and is conducting a clinical trial to evaluate oral IFNa pre-treatment as a means of increasing the effectiveness of parenteral IFNa therapy in hepatitis C patients. An estimated 40 million worldwide chronic cases of HCV are believed by the Company to be candidates for this treatment.

HIV. ABI approved the start of two new studies in HIV+ patients. In California, HIV+ patients with oral warts are being treated with oral interferon. In Mississippi HIV+ patients with xerostomia (dry mouth) are being treated with oral interferon. In June 1997, the National Institutes of Health ("NIH") terminated enrollment in a clinical trial of the use of low dose oral IFNa therapy for the treatment of AIDS-related symptoms. The stated reason for the termination was the slow rate of patient accrual.

Fibromyalgia. Another phase II trial in fibromyalgia patients in Texas was approved in 1997. A total of 120 patients will be enrolled to receive interferon or placebo in an effort to reproduce the positive effects noted in our previous study and to further define the most effective dose schedule.

Myeloproliferative Diseases. ABI has filed an IND to test 3 chronic myeloproliferative diseases at the Mayo clinic. These 3 chronic myeloproliferative disorders (polycythemia vera, primary thrombocythemia and agnogenic myeloid metaplasia) are clonal hematopoietic cell disorders with origin at the multipotent stem cell level. ABI will test low dose oral IFNa as a treatment for these disorders.

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

       In 1981, HBL established the Fujisaki Institute to accelerate development of industrial methods for the production of biologics and to sponsor clinical trials for such products. In 1985, HBL built the Fujisaki Cell Center to support basic research. In 1987, HBL successfully accomplished the mass production of human cells in an animal host by producing human cells in hamsters. This made it possible to economically produce a natural form of human IFNa and other biologics. HBL also has developed and obtained patents for technology relating to the production of IFNa-containing lozenges by which the stability of the IFNa activity can be maintained for up to 18 months at room temperature and up to three years if the product is refrigerated. The Company believes that the use of such lozenges gives it advantages over competitive technologies in terms of cost, taste and ease of handling.

       In September 1997, HBL and ABI entered license agreements granting exclusive rights to ABI to develop interferon gamma for oral use in humans and for all routes of administration in animals, and tumor necrosis factor alpha for oral and topical uses in humans and for all routes of administration in animals; the rights were granted worldwide, except Japan. The Company is dependent on HBL as the sole supplier of products in human health.

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

       Since 1994, the Company has been required to expend a minimum of $50,000 per year toward development of products under the Manufacturing and Supply Agreement in order to keep it in force. The Company has done so, and currently intends to continue to make such expenditures. The Manufacturing and Supply Agreement will continue for seven years after the Company's first purchase order for Manufactured Products under the Agreement, and will be automatically renewed for successive three-year terms thereafter, subject to termination by the Company, with or without cause, and subject to termination by ISI at any time after the first renewal term if net sales for a calendar year do not exceed $100,000. The seven-year term has not yet commenced, since the Company has not yet placed an order with ISI for Manufactured Products. "Manufactured Products" is defined in the agreement as ISI IFNa, packaged in accordance with FDA approved dosage forms. The FDA has not yet approved any dosage form within the meaning of the agreement.

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

       In April 1995, in connection with the settlement of certain patent and infringement litigation brought by the Company in New Zealand against Fernz Corporation Limited, Pharma Pacific Management Pty. Ltd. ("PPM") and certain other companies and certain opposition proceedings brought by PPM against the Company and certain of the Company's licensors in Australia and Europe, the Company entered into a non-exclusive license agreement with PPM. Pursuant to such agreement, the Company licenses to PPM worldwide, except in Japan, the right to use the Company's patented technology for the use and sale of IFNa - containing products in humans and PPM is obligated to pay the Company a royalty based on sales of the product in countries where any of the licensed patents has issued. To the Company's knowledge, PPM is not selling products covered by the license in any such country. PPM also paid to the Company $500,000 as a reimbursement of a portion of the Company's research and expenses related to the licensed technology and a $50,000 license fee to be credited against future royalties. In connection with the settlement, ISI and the Company agreed to an amendment of ISI's license from the Company pursuant to which ISI granted back to the Company any right to sublicense the licensed technology (except that ISI retained the right to sublicense such technology in connection with the use and sale of ISI IFNa products) and the Company purchased 312,500 shares of the Common Stock of ISI, a public company, for $625,000. Following a 4:1 reverse split in March 1997, the Company sold 65,000 shares of ISI stock, leaving a balance of 13,125 shares at December 31, 1997.

PATENTS AND PROPRIETARY RIGHTS

       In July 1997, ABI and Hoffmann-La Roche (HLR) entered a license agreement whereby ABI was granted patent rights to make, have made, use and sell natural interferon alpha in the USA, under US Patent No. 4,503,035, owned by HLR. This license will require ABI to pay a royalty to HLR on sales in the USA until March 2002.

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

       The FDA approval process for a pharmaceutical product such as oral IFNa includes review of (i) preclinical laboratory and animal studies to enable FDA review of an Investigational New Drug ("IND") or Investigational New Animal Drug ("INAD") applications, (ii) initial clinical studies to define safety and dose parameters and (iii) well-controlled clinical trials to demonstrate product efficacy and safety, followed by submission and FDA approval of a Product License Application ("PLA") concerning biologics and a New Drug Application ("NDA") with respect to drugs. FDA approval of the NDA and/or PLA is required prior to any commercial sale or shipment of the product, except as to certain exports.

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

       The facilities of each pharmaceutical manufacturer must be registered with and approved by the FDA as complaint with the agency's good manufacturing practice regulations ("GMP"). For biologics, except certain well-characterized ones, this requires the filing of an establishment license application ("ELA") that must be approved by the FDA for the facility in which the product is maintained. While the ELA and PLA are separate documents, they must be submitted at the same time and both documents must be approved before the sale of the biologic. Continued registration also requires compliance with the FDA's GMP regulations. Products must be formulated in accordance with the FDA's GMP requirements and preclinical tests must be conducted by laboratories that comply with FDA regulations governing the testing of drugs in humans and animals. In order to comply with GMP, manufacturers must continue to expend time, money and effort in production, record keeping and quality control. In addition, manufacturers must comply with regulations promulgated by the United States Drug Enforcement Administration and similar state and local regulatory authorities if they handle controlled substances, and they must be registered with the United States Environmental Protection Agency and similar state and local regulatory authorities if they generate toxic or dangerous waste streams. The Company asserts that the manufacture or use of IFNa does not pose an environmental hazard. Other regulatory agencies, such as the Occupational Safety and Health Administration, also monitor manufacturing facilities for compliance with workplace safety regulations. Each of these organizations conducts periodic establishment inspections to confirm continued compliance with its regulations. Failure to comply with any of these regulations could mean fines, interruption of production and even criminal prosecution.

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

RESEARCH AND DEVELOPMENT

       During the years ended December 31, 1997 and 1996, the Company incurred expenses of $1,650,415 and $766,871 respectively, resulting from Company-sponsored research and development activities. Research and development is expected to remain a significant component of the Company's business. The Company has arranged for others to perform substantially all of its clinical research and intends to continue to do so while utilizing its staff for monitoring such research. Prior to 1997, the company did not classify expenditures as research and development until a study commenced and a project number was assigned. Starting in 1997, the company recognized as research and development preliminary activities leading up to a study including meeting with prospective research partners. In addition, certain facility expenses were recognized as directly supporting research and development activities.
Research and development expenses for 1996 were restated from $644,368 to $766,871 to reflect these changes. Research and development increased in 1997 due primarily to the completion of the Phase II trial for Sjogren's syndrome. Spending on Sjogren's syndrome amounted to $507,078 in 1997, and $173,691 was spent on the common cold study in 1997. See also ITEM 6, "MANAGEMENT'S 1998 PLAN OF OPERATION - Research and Development".

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                                    PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      Since August 8, 1996, the Company's common stock has traded on the NASDAQ SmallCap Market. The range of high and low sales prices as quoted on the NASDAQ SmallCap Market for each quarter of 1997 and for the last two quarters of 1996 are as follows:



                                                      1997                                  1996

                                      -----------------------------------   -----------------------------------
                Quarter                     High                 Low              High                 Low
                -------               ----------------   ----------------   ----------------   ----------------
                 First                     8 3/4                3 3/4            N/A                 N/A

                 Second                    4 1/2                3 5/8            N/A                 N/A

                 Third                     4 1/4                3 1/2            5 3/4               4 3/4

                 Fourth                    5 1/2                3 1/4            5 1/2               4 1/2

       As of February 20, 1998, the Company had approximately 600 shareholders of record.

ITEM 6.       MANAGEMENT'S 1998 PLAN OF OPERATION

       The Company's Management has developed a Plan of Operation for 1998. As a development stage company, the Company continues to engage in research and development activities focused on developing biologics for the treatment of human and animal diseases. Other than very limited sales in past years of natural IFNa in Kenya, the Company has not commenced any product commercialization and, until such time as it does, will not generate significant product revenues. The Company's accumulated deficit has continued to grow, from $6,574,163 at December 31, 1996, to $9,045,415 at December 31, 1997. Operating losses are expected to continue for the foreseeable future and until such time as the Company is able to attain sales levels sufficient to support its operations.

       In 1998 the Company will continue its research and development activities, as well as the collateral activities necessary to support research and development. The Company's expenditure of financial resources in 1998 will fall principally into five broad categories, as follows: Research and Development; Personnel; Consulting and Professional (other than legal and accounting); Legal and Accounting; and Public Relations, Investor Relations, and Shareholder Relations. The Company's expectations and goals with respect to these categories will be addressed separately below, by category:

RESEARCH AND DEVELOPMENT

       Until it achieves commercial product sales, the Company's business is research and development, and this is the area where the Company's principal efforts will be expended in 1998. The Company has budgeted approximately $680,000 for expenditure in 1998 on research and development, exclusive of amounts to be expended on the Company's Phase III Sjogren's Syndrome trial, as that budget is still in development. The budgeted amount does include $150,000 for payments to a contract research organization to assist the Company in preparing and implementing its Sjogren's Syndrome development program. Services to be rendered by that organization will include strategic overview, market overview, market research strategy, and recommendations regarding a clinical development program. Of course, the actual Sjogren's Syndrome development program, including the Phase III trial, will involve substantial additional expenditures.

       The budgeted amount for Research and Development in 1998 includes approximately $32,000 for four different mechanism of action/basic science studies, $8,900 for an already completed cattle study, and approximately $450,000 for human clinical trials, which includes some final costs relating to completed studies. Other indications which will receive attention by the Company in 1998 are Hepatitis C, Fibromyalgia, and the treatment of dry mouth and oral warts in AIDS patients.

PERSONNEL

       In addition to its intellectual property, the Company's principal assets are its personnel. The Company has been successful in controlling its personnel costs, both by maintaining its principal location in Amarillo, Texas, and by ensuring maximum efficiency and utilization of existing personnel. The Company has budgeted approximately $550,000 for personnel expenses in 1998, including salaries, payroll taxes, worker's compensation insurance, directors and officers general liability insurance, and group life, health, dental, and liability insurance.

       At the present time, the President and CEO of the Company, Joseph M. Cummins, is also serving as the Company's Chief Financial Officer. Management foresees a need to recruit a qualified individual to serve the company in the finance and accounting areas. It has not yet been determined whether such individual will be full-time or part-time, and the Company's 1998 personnel budget therefore does not include salary or fringe benefits for such a person, although the Company's consulting and professional budget (see below) does include $24,000 as estimated costs for financial and accounting consulting, until such a person is employed by the Company.

       In addition as the research and development programs progress, Management foresees a possible need for an additional operating officer. The Company's personnel budget does not include any amounts relating to salary or fringe benefits for such an officer.

CONSULTING AND PROFESSIONAL (EXCEPT LEGAL AND ACCOUNTING)

       The Company has budgeted approximately $230,000 for expenditure on professional consultants in 1998. Consulting fees are expected to be paid to the Company's scientific advisory board; to certain directors who perform specific consulting tasks at the Company's request; and to a number of independent consultants, in connection with the Company's Research and Development projects. The Company will continue to use the services of consultants to complement the Company's small full-time staff, where such is a more efficient utilization of the Company's resources.

LEGAL AND ACCOUNTING

       Although the Company is not involved in litigation, it has budgeted legal expenses of approximately $190,000 in 1998. Almost 50% of the Company's legal expenditures will be for preparation and filing of patents, and for maintenance of existing patents in a number of countries. Other legal expenses will be related to compliance with laws and regulations affecting public companies, licensing and contracting, and general corporate matters. The Company does not presently have an in-house legal staff, nor does it intend to put such a staff in place in 1998.

PUBLIC RELATIONS, INVESTOR RELATIONS AND SHAREHOLDER RELATIONS

       The Company recognizes that its ability to raise capital will depend, to some extent, upon its relations with both potential future investors, and its existing shareholders. In turn, such relationships are built upon the foundation of adequate, timely, and comprehensible communications.
Accordingly, the Company has budgeted approximately $125,000 for expenditure on these items in 1998. The expenditures will include payments to the Company's public relations consultants, as well as the Company's expenses in attending a number of meetings with analysts and institutional investors. The Company has also budgeted sufficient amounts to maintain its new web site (www.amacell.com).

LIQUIDITY NEEDS

       The principal budget items discussed above, along with other miscellaneous costs and expenses, will cause the Company to expend approximately $2,200,000 in 1998, not counting the substantial expense of the Company's Phase III Sjogren's Syndrome trial, and the possible additional personnel costs referred to under "Personnel", above. Even though it is unlikely that all expenses related to the Company's Phase III Sjogren's Syndrome trial would be expended in 1998, it is nevertheless possible that aggregate 1998 cash expenditures will exceed $3,000,000. At December 31, 1997, the Company had total current assets of $6,957,131. The Company had interest income during 1997 in the amount of $411,700, but such will decrease, as the Company expends more of its capital reserves. Management therefore estimates that the Company will be able to maintain its current level of operations only through approximately year end 1999, or perhaps through the first quarter of 2000, without an influx of additional capital. The Company will therefore require additional financing to fully fund its development projects. The Company has no current arrangements with respect to or sources of additional financing. Furthermore, the Company could be required to seek additional financing sooner than currently anticipated.

THE YEAR 2000 ISSUE

       Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

       The Company has addressed the year 2000 issue, and has concluded that it will not be materially adversely affected, due to the nature of the Company's computer hardware and software, and the nature of the Company's business activities. Specifically, the Company is not dependent upon mainframe hardware, or custom software, but rather utilizes personal computers which run non-customized, commercially available business software, all of which has been upgraded to deal with year 2000 issues. In addition, the Company has not yet contracted for the conduct of its Phase III Sjogren's Syndrome trials, and before doing so, will be able to ensure that the contract research organization has made all necessary provisions for dealing with year 2000 issues.

FORWARD-LOOKING STATEMENTS

       Certain statements made in this Plan of Operation and elsewhere in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, achievements, costs or expenses and may contain words such as "believe", "anticipate", "expect", "estimate", "project", "budget", or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are detailed from time to time in reports filed by the Company with the SEC, including Forms 8-K, 10-Q and 10-K, and include among others the following: promulgation and implementation of regulations by the U.S. Food and Drug Administration ("USFDA"); promulgation and implementation of regulations by foreign governmental instrumentalities with functions similar to those of the USFDA; costs of research and development and clinical trials, including without limitation, costs of clinical supplies, packaging and inserts, patient recruitment, trial monitoring, trial evaluation, and publication; and possible difficulties in enrolling a sufficient number of qualified patients for certain clinical trials. The Company is also dependent upon a broad range of general economic and financial risks, such as possible increases in the costs of employing and/or retaining qualified personnel and consultants, and possible inflation which might affect the Company's ability to remain within its budget forecasts. The principal uncertainties to which the Company is presently subject are its present inability to determine the eventual overall costs of its Phase III trial in Sjogren's Syndrome; its inability to ensure that the results of that trial, or any other trials performed by the Company, will be sufficiently favorable to ensure eventual regulatory approval for commercial sales; and its inability to accurately budget at this time the possible costs associated with hiring and retaining of additional personnel to assist the Company both with its operations, and with its finance and accounting functions.

       The risks cited here are not exhaustive. Other sections of this report may include additional factors which could adversely impact the Company's business and future prospects. Moreover, the Company is engaged in a very competitive and rapidly changing industry. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those projected in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual future events.

ITEM 7.       FINANCIAL STATEMENTS.

       The financial statements of the Company are set forth beginning on page F-1 immediately following the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

       As of March 17, 1998, the directors and executive officers of the Company were as follows:

 NAME                                                  AGE       POSITION
 ----                                                  ---       --------
 Joseph Cummins, DVM, Ph.D. (1)(3) . . . . . . .       55        Chairman of the Board, President, Chief
                                                                 Executive Officer, Chief Financial Officer
                                                                 and Director

 Stephen Chen, Ph.D. (2)(4)  . . . . . . . . . .       48        Director
 James Cook (1)(3) . . . . . . . . . . . . . . .       63        Director

 Thomas D'Alonzo (1)(2)  . . . . . . . . . . . .       54        Director

 Katsuaki Hayashibara (3)(4) . . . . . . . . . .       54        Director
 Brian McLean, M.D. (3)  . . . . . . . . . . . .       38        Director

 Dennis Moore, DVM (1)(4)  . . . . . . . . . . .       51        Director

 James Page, M.D. (1)(2) . . . . . . . . . . . .       71        Director

(1)    Member of the Executive Committee.
(2)    Member of the Compensation Committee.
(3)    Member of the Finance Committee.
(4)    Member of the Audit Committee.

       Joseph Cummins has been the Chairman of the Board of the Company since he founded it in June 1984. Dr. Cummins has also served as President of the Company since December 1994, and as Chief Financial Officer since October 1997. He received a Ph.D. degree in microbiology from the University of Missouri in 1978 and a doctor of veterinary medicine degree from Ohio State University in 1966. Dr. Cummins has been conducting research concerning IFN since 1969.

       Stephen Chen has been a director of the Company since February 1996. He has been President and Chief Executive Officer of STC International, Inc., a health care investment firm, since May 1992. From August 1989 to May 1992 he was Director of Pharmaceutical Research and Development for the Ciba Consumer Pharmaceuticals Division of Ciba-Geigy.

       James Cook has been a director of the Company since 1988. He has been President and Chief Executive Officer of the First National Bank of Arvada since January 1992 and from April 1987 to December 1991 he was Executive Vice President of First National Bank of Amarillo.

       Thomas D'Alonzo has been a director of the Company since 1997. He has been President of Pharmaceutical Product Development, Inc., a global clinical research organization, since 1996, was President of GENVEC, Inc., from 1993 to 1996, and was President of Glaxo, Inc. from 1983 to 1993.

       Katsuaki Hayashibara has been a director of the Company since 1994. Mr. Hayashibara was named Director of the Overseas Business Development Division of Hayashibara Company, Ltd. in January 1997. Prior to 1997, Mr. Hayashibara served as Director of Research and Development for HBL.

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

       The Company has agreed, for a period of five years from August 1996, if so requested by Whale Securities Co., L.P., the underwriter of the Company's initial public offering (the "Underwriter"), to nominate and use its best efforts to elect a designee of the Underwriter as a director of the Company or, at the Underwriter's option, as a non-voting advisor to the Company's Board of Directors. The Company's officers and directors and substantially all of its existing shareholders have agreed to vote their shares of common stock in favor of such designee. The Underwriter named Dr. Brian McLean its designee in August 1996.

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

       During 1996, Hayashibara Biochemical Laboratories, Inc., a 10% shareholder of the Company, did not file a Form 4 (Statement of Changes in Beneficial Ownership) within the time required by Section 16(a) of the Exchange Act. The subject transaction was reported on the Form 5 statement for 1997,
Schedule 13G was timely filed in 1996, and the holdings were correctly reported in the Company's 1996 10-KSB, and in the 1996 Annual Report to Shareholders and Proxy Statement.

       Other than mentioned above, to the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 1997, all filings applicable to its directors, officers and more than 10 percent beneficial owners were timely filed.

ITEM 10.      EXECUTIVE COMPENSATION.

       The following table sets forth for the three years ended December 31, 1997 compensation paid by the Company to its Chairman of the Board, President and Chief Executive Officer; and to its Executive Vice-President and Chief Financial Officer. None of the Company's other executive officers had annual salary and bonus in excess of $100,000 for services rendered during any of the three years ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                     ANNUAL COMPENSATION
                                                         ------------------------------------------------------
NAME AND PRINCIPAL POSITION                  YEAR          SALARY            BONUS          OTHER COMPENSATION
---------------------------                  ----        -----------       ----------     ---------------------
Dr. Joseph Cummins, Chairman
       of the Board, President and
       Chief Executive Officer  . . . .      1997          $120,000           $20,000            $   12,000 (3)
                                             1996           120,000                --               252,000 (4)
                                             1995           120,000               500                  --

Charles Hughes, Executive Vice-
         President and Chief Financial
         Officer (1)  . . . . . . . . .      1997        147,435 (2)               --                10,333 (3)
                                             1996            75,000            10,000               157,575 (5)

(1)      Mr. Hughes terminated his employment with the Company on September 8,
         1997
(2)      Includes both 1997 salary and severance payments.
(3)      Represents a Company contribution to the Simplified Employee Pension
         Plan.
(4) Represents the value of 30,000 shares of common stock issued at $5.00 per share and payment of withholding tax requirements in settlement of restricted stock grants and a Company contribution of $12,000 to the Simplified Employee Pension Plan.
(5) Represents the value of 19,000 shares of common stock issued at $5.00 per share and payment of withholding tax requirements in settlement of restricted stock grants and a Company contribution of $7,500 to the Simplified Employee Pension Plan.


                             OPTION GRANTS IN 1997

         The following table sets forth certain information relating to options granted in 1997 to the executive officers named above, to purchase shares of Common Stock of the Company.

                                          NUMBER OF SHARES
                                          OF COMMON STOCK        % OF TOTAL
                                             UNDERLYING        OPTIONS GRANTED     EXERCISE OR
                                               OPTIONS           TO EMPLOYEES       BASE PRICE     EXPIRATION
  NAME                                       GRANTED (#)           IN 1997           ($/SH)          DATE
  ----                                    -----------------    ---------------    -----------     -----------
Joseph Cummins  . . . . . . . . . . . .        7,000                30.4%          $4.27 (1)      09/06/2002

(1) The fair market value of the Common Stock on the date of the grant was $3.875 per share.

                AGGREGATED OPTION EXERCISES AT DECEMBER 31, 1997
                           AND YEAR-END OPTION VALUES


         The following table sets forth information for the executive officers named above, regarding the exercise of options during 1997 and unexercised options held at the end of 1997.

                                                          NUMBER OF SHARES OF COMMON    VALUE OF UNEXERCISED
                                                               STOCK UNDERLYING             IN-THE-MONEY
                                  SHARES        VALUE       UNEXERCISED OPTIONS AT           OPTIONS AT
                                ACQUIRED ON   REALIZED      DECEMBER 31, 1997 (#)    DECEMBER 31, 1997 ($) (1)
                               EXERCISE (#)      ($)      EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
                               -------------  --------    -------------------------  -------------------------
Joseph Cummins                      --           --           --     /    14,500         --     /     6,860

(1) Calculated based on the closing price of the Common Stock ($5.25) as reported by NASDAQ on December 31, 1997.


                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

                                                            CASH COMPENSATION               SECURITY GRANTS
                                                        --------------------------------    ----------------
                                                                                                  NUMBER OF
                                                                                                  SECURITIES
                                                        MEETING FEES         CONSULTING           UNDERLYING
                        NAME                                 (1)              FEES (2)             OPTIONS
                        ----                            ------------         -----------         -----------
 Stephen Chen, Ph.D.                                          $4,000             $41,400               5,000
 James Cook                                                    4,000               5,000               5,000
 Thomas D'Alonzo                                               3,000               2,000              15,000
 Katsuaki Hayashibara                                          4,000                  --               5,000
 Brian McLean, M.D.                                            3,000               1,000               5,000
 Dennis Moore, D.V.M.                                          4,000               8,200               5,000
 James Page, M.D.                                              4,000               5,400               5,000

(1) Each director receives a fee of $1,000 for in-person attendance at each regular directors' meeting.
(2) Each director receives $1,200 per day for employment on special projects or assignments.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

         As of December 31, 1997, there were 5,414,232 shares of the Company's common stock outstanding. The following table sets forth as of December 31, 1997, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:

 NAME AND ADDRESS                                               NUMBER OF SHARES           PERCENT OF TOTAL
 ----------------                                               ----------------           ----------------
 Hayashibara Biochemical Laboratories, Inc.
 2-3 Shimoishii 1-chome
 Okayama 700, Japan                                                  1,232,856                       22.8%

 Dr. Joseph Cummins
 800 West 9th Avenue
 Amarillo, Texas 79101                                                 684,784 (1)                   12.7%

 Mesa Operating Limited Partnership
 P.O. Box 2009
 Amarillo, Texas 79189-2009                                            315,120                        5.8%

 Mochida Pharmaceutical Co., Ltd.
 7, Yotsuya 1-chome
 Shinjuku-Ku
 Tokyo 160, Japan                                                      300,000                        5.5%

(1) Includes an aggregate of 343,918 shares of Common Stock held by Joseph Cummins as trustee under certain trusts for the benefit of his children and 9,590 shares owned by Dr. Cummins wife.

         The following table sets forth the beneficial ownership of the Company's stock as of December 31, 1997 by each director, and by all executive officers and directors as a group:


 DIRECTORS                                          NUMBER OF SHARES           PERCENT OF TOTAL
 ---------                                          ----------------           ----------------
 Joseph Cummins                                           684,784 (1)                12.7%
 Dennis Moore                                             149,616                     2.8%
 James Cook                                                66,600 (2)                 1.2%
 Katsuaki Hayashibara                                      48,240                     1.0%
 Stephen Chen                                               1,800                       *
 Thomas D'Alonzo                                            1,000                       *
 Brian McLean                                                 --                       --
 James Page                                                   --                       --
 Total Group (all directors and
 executive officers - 8 persons)                          952,040                    17.6%

*  Less than 1%
(1) Includes an aggregate of 343,918 shares of Common Stock held by Joseph Cummins as trustee under certain trusts for the benefit of his children and 9,590 shares owned by Dr. Cummins' wife.
(2)      All of such shares are owned jointly with Mr. Cook's wife.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has relied significantly on HBL, the largest shareholder of the Company, for a substantial portion of its capital requirements. From 1989 to 1996, HBL has provided an aggregate of $9,000,000 of funding pursuant to the Development Agreement, purchased from the Company an aggregate of 661,620 shares of common stock for a total purchase price of $2,444,300 and made loans to the Company aggregating $3,600,000, of which $1,000,000 loaned after March 31, 1996 was repaid simultaneously with the consummation of the IPO. As of December 31, 1997, the outstanding amount of the Company's indebtedness to HBL (including accrued interest) was $2,691,356. HBL owns 1,232,856 shares, approximately 23% of the Company's common stock. In addition to the Development Agreement, HBL and the Company are parties to various license and manufacturing and supply agreements pursuant to which the Company licenses certain technology to or from HBL and HBL supplies formulations of its IFNa to the Company.

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

         During the years ended December 31, 1997 and 1996, the Company paid $88,000 and $81,600, respectively, for legal services rendered by Morris, Moore, Moss and Douglass, P.C. Edward Morris, the Secretary of the Company, is a member of such firm.

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

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT INDEX

       NUMBER        DESCRIPTION
       ------        -----------
         3.1*        Restated Articles of Incorporation of the Company.
         3.2*        Articles of Amendment of Restated Articles of Incorporation of the Company.
         3.3*        Bylaws of the Company.
         4.1*        Specimen Common Stock Certificate.
         4.2*        Form of Underwriter's Warrant.
        10.1*        Agreement dated as of April 1, 1984 between University Patents, Inc. and the Company.
        10.2*        License Agreement dated as of March 22, 1988 between the Company and The Texas A&M
                     University System.
        10.3*        License Agreement dated October 20, 1989 between the Company and ISI.
        10.4*        Manufacturing and Supply Agreement dated October 20, 1989 between the Company and ISI.
        10.5*        Joint Development and Manufacturing/Supply Agreement dated March 13, 1992 between the
                     Company and HBL, as amended.
        10.6*        Amended and Restated Agreement dated as of November 24, 1992 between Mitsubishi and the
                     Company.
        10.7*        Japan Animal Health License Agreement dated January 20, 1993 between the Company and
                     HBL.
        10.9*        Employment Agreement dated as of March 4, 1994 between the Company and Dr. Joseph M.
                     Cummins, as amended.
        10.11*       Manufacturing/Supply Agreement dated June 1, 1994 between the Company and HBL.
        10.12*       Settlement Agreement dated April 27, 1995 among the Company, ISI, Pharma Pacific
                     Management Pty. Ltd. ("PPM"), Pharma Pacific Pty. Ltd., Pharma Pacific Ltd., and Fernz
                     Corporation Limited.
        10.13*       Amendment of ACC/ISI License Agreement dated April 27, 1995 between the Company and ISI.
        10.14*       PPM/ACC Sub-license Agreement dated April 27, 1995 between PPM and the Company.
        10.15*       License and Supply Agreement dated July 10, 1995 between Veldona Africa, Inc. ("VAF")
                     and Innovative Therapeutics, Ltd. ("ITL").
        10.16*       Pricing Amendment, dated December 5, 1995 between VAF and ITL.
        10.17*       License Agreement dated September 25, 1995 between McGill University and the Company.

       NUMBER        DESCRIPTION
       ------        -----------
        10.18*       Form of Consulting Agreement between the Company and the Underwriter.
        10.19*       Research Agreement dated March 25, 1996 between the Company and Ajinomoto Co., Inc.
        10.20        1996 Employee Stock Option Plan, Amended and Restated as of May 13, 1997.
        10.21        Outside Director and Advisor Stock Option Plan, Amended and Restated as of May 13, 1997.
        10.22*       Form of Indemnification Agreement between the Company and officers and directors of the
                     Company.
        10.23*       Indemnification Agreement between HBL and the Company.
        10.24*       Stock Purchase Agreement dated as of September 21, 1987 between Mesa Operating Limited
                     Partnership and the Company.
        10.25*       Research License and Supply Agreement dated May 20, 1996 between the Company and Virbac
                     S.A.
        10.26        License Agreement dated July 22, 1997, between Hoffmann-La Roche Inc., and the Company.
        10.27        Distribution Agreement dated January 12, 1998, between Global Damon Pharmaceutical and the Company.
        10.28        Distribution Agreement dated September 17, 1997, between HBL and the Company (TNF-A).
        10.29        Distribution Agreement dated September 17, 1997, between HBL and the Company (IFN-G).
        21.          Subsidiaries of the Company.  The following sets forth the name and jurisdiction of incorporation of each subsidiary of the Company.  All of such subsidiaries are wholly-
                     owned by the Company.

                     NAME                            JURISDICTION OF INCORPORATION
                     ----                            -----------------------------
                     VANGUARD BIOSCIENCES, INC.                TEXAS
                     VELDONA USA, INC.                         TEXAS
                     VELDONA AFRICA, INC.                      TEXAS
                     VELDONA POLAND, INC.                      TEXAS
                     ABI TAIWAN, INC.                          TEXAS
                     AMARILLO CELL OF CANADA, INC.             TEXAS
        27.          Financial Data Schedule

*The Exhibit is incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form SB-2 filed with and declared effective by the Commission (File No. 333-4413) on August 8, 1996.

                              REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed for the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMARILLO BIOSCIENCES, INC.


                               By: /s/ JOSEPH M CUMMINS
                                   --------------------------------------------
                                   Joseph M. Cummins, Chairman of the Board,
                                   President, Chief Financial Officer and Chief
                                   Executive Officer

Date: March 24, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                       Title                               Date
---------                                       -----                               ----
/s/ JOSEPH M. CUMMINS                  Chairman of the Board,                   March 24, 1998
-----------------------------------    President, Chief Financial Officer,
                                       Director and  Chief Executive Officer

/s/ STEVE CHEN                         Director                                 March 26, 1998
-----------------------------------
Steve Chen

/s/ JAMES COOK                         Director                                 March 27, 1998
-----------------------------------
James Cook


/s/ DENNIS MOORE                       Director                                 March 26, 1998
-----------------------------------
Dennis Moore

/s/ JAMES PAGE                         Director                                 March 25, 1998
-----------------------------------
James Page

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


                       Consolidated Financial Statements





                                    CONTENTS



Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2


Audited Consolidated Financial Statements


Consolidated Balance Sheets at December 31, 1997 and 1996 . . . . . . . . . . . . . . . F-3

Consolidated Statements of Operations for the years ending December 31, 1997 and
 1996 and cumulative from June 25, 1984 (inception) through December 31, 1997 . . . . . F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ending
 December 31, 1997 and 1996 and cumulative from June 25, 1984 (inception)
 through December 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Cash Flows for the years ending December 31, 1997 and
 1996 and cumulative from June 25, 1984 (inception) through December 31, 1997   . . . . F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . F-8

                         Report of Independent Auditors



The Board of Directors
Amarillo Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Amarillo Biosciences, Inc. and subsidiaries (companies in the development stage) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period June 25, 1984, (inception) through December 31, 1991, were audited by other auditors whose report dated July 12, 1992, which has been furnished to us, expressed an unqualified opinion on those statements. The financial statements for the period June 25, 1984, (inception) through December 31, 1991, include total revenues and net loss of $643,566 and $3,901,236, respectively. Our opinion on the statements of operations, stockholders' equity (deficit), and cash flows for the period June 25, 1984, (inception) through December 31, 1997, insofar as it relates to amounts for prior periods through December 31, 1991, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amarillo Biosciences, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, and the period from June 25, 1984 (inception) through December 31, 1997, in conformity with generally accepted accounting principles.




                                        ERNST & YOUNG LLP

February 6, 1998
Dallas, Texas

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

                          Consolidated Balance Sheets

                                                                                                  DECEMBER 31,
                                                                                          ------------------------------
                                                                                              1997              1996
                                                                                          ------------     -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                               $    879,170      $  2,799,297
  Marketable securities                                                                      6,007,182         5,984,370
  Other current assets                                                                          70,779           107,535
                                                                                          ------------      ------------
Total current assets                                                                         6,957,131         8,891,202
Property and equipment, net                                                                    125,179           144,507
Patent license, net of accumulated amortization of $73,824 and $66,471 in
  1997 and 1996, respectively                                                                   51,176            58,529
Organizational costs, net of accumulated amortization of $4,962 and
  $4,667 in 1997 and 1996, respectively                                                          1,122               330
Investment in ISI common stock                                                                 114,023           471,500
                                                                                          ------------      ------------
Total assets                                                                              $  7,248,631      $  9,566,068
                                                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                        $     74,754      $    138,298
  Accrued interest expense                                                                      91,356           273,296
  Accrued legal expense                                                                         28,341              --
  Accrued vacation                                                                              19,000            19,000
  Other accrued expense                                                                            617            46,357
                                                                                          ------------      ------------
Total current liabilities                                                                      214,068           476,951

Notes payable                                                                                2,600,000         2,300,000
                                                                                          ------------      ------------
Total liabilities                                                                            2,814,068         2,776,951
                                                                                          ============      ============
Commitments and contingencies

Stockholders' equity
  Common stock, $.01 par value:
    Authorized shares -10,000,000
    Issued shares- 5,414,232 in 1997 and 1996                                                   54,142            54,142
  Additional paid-in capital                                                                13,392,138        13,312,638
  Deficit accumulated during the development stage                                          (9,045,415)       (6,574,163)
  Unrealized gain (loss) on marketable securities                                               33,698            (3,500)
                                                                                          ------------      ------------
Total stockholders' equity                                                                   4,434,563         6,789,117
                                                                                          ------------      ------------
Total liabilities and stockholders' equity                                                $  7,248,631      $  9,566,068
                                                                                          ============      ============

See accompanying notes.

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

                     Consolidated Statements of Operations

                                                                              CUMULATIVE FROM
                                                                               JUNE 25, 1984
                                            YEAR ENDED       YEAR ENDED     (INCEPTION) THROUGH
                                           DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                               1997             1996               1997
                                           ------------      ------------      ------------
Revenues:
  Contract revenues                        $         --      $    417,140      $  9,000,000
  Interferon sales                                  396             6,805           420,974
  Interest income                               411,700           196,842         1,117,818
  Sublicense fees                                    --             5,000           113,334
  Royalty income                                     --                --            31,544
  Gain on sale of ISI stock                     188,562                --           188,562
  Other                                          52,000            43,000           604,371
                                           ------------      ------------      ------------
                                                652,658           668,787        11,476,603
Expenses:
  Research and development expenses           1,650,415           766,871         9,979,594
  Selling, general, and administrative
    expenses                                  1,355,435         1,394,041         9,807,480
  Interest expense                              118,060           126,063           699,944
                                           ------------      ------------      ------------
                                              3,123,910         2,286,975        20,487,018

                                           ------------      ------------      ------------
Loss before income taxes                     (2,471,252)       (1,618,188)       (9,010,415)
Income tax expense                                   --                --            35,000
                                           ------------      ------------      ------------
Net loss                                   $ (2,471,252)     $ (1,618,188)     $ (9,045,415)
                                           ============      ============      ============

Basic and diluted net loss per share       $      (0.46)     $      (0.41)
                                           ============      ============


Weighted average shares outstanding           5,414,232         3,939,912
                                           ============      ============


See accompanying notes.

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

           Consolidated Statements of Stockholders' Equity (Deficit) Cumulative from June 25, 1984 (Inception) through December 31, 1997

                                                                                                          ADDITIONAL
                                                             ISSUANCE              COMMON STOCK             PAID IN
                                                              PRICE           SHARES          AMOUNT        CAPITAL
                                                          -------------    -----------    ------------    ------------
1984
Initial issuance for cash                                 $        0.29         84,000    $        840    $     23,660
Initial issuance in exchange for legal fees                        0.29         30,000             300           8,450
Initial issuance in exchange for services and
  research and development costs                                   0.01      1,086,000          10,860          (9,955)
1985
Issuance for cash                                                  0.83        102,000           1,020          83,980
Issuance in exchange for professional fees,
  salaries and research services                                   0.83         10,800             108           8,892
1986
Issuance in exchange for professional fees,
  salaries and services                                            0.83         22,800             228          18,772
Treasury stock purchase; 11,040 shares at cost                                      --              --              --
Issuance for cash                                             0.83-1.25        182,352           1,824         154,626
Issuance in exchange for professional fees,
  salaries and research services                                   0.83         19,020             190          15,660
1987
Issuance for cash                                             1.25-2.08        309,648           3,096         445,974
Treasury stock purchase; 2,400 shares at cost                                       --              --              --
1988
Issuance for cash                                                  1.88        120,972           1,210         225,613
1989
Issuance for cash                                                  2.08          2,568              26           5,324
Issuance for cash                                                  2.50        227,748           2,277         567,093
1990
Issuance for cash                                             1.72-2.50        592,584           5,926       1,108,634
Issuance for cash                                                  4.17        174,000           1,740         723,260
Issuance in exchange for note receivable from
  stockholder                                                      2.50         54,540             545         135,805
1991
Repayment of note receivable from stockholder                                       --    $         --    $         --
Net loss cumulative from June 25, 1984
  (inception) through December 31, 1991                                             --              --              --
1992
Net loss for year ended December 31, 1992                                           --              --              --
                                                                             ---------          ------       ---------
Balance at December 31, 1992                                                 3,019,032          30,190       3,515,788
1993
Net loss for year ended December 31, 1993                                           --              --              --
                                                                             ---------    ------------    ------------
Balance at December 31, 1993                                                 3,019,032          30,190       3,515,788
1994
Net loss for year ended December 31, 1994                                           --              --              --
Adjustment to unrealized loss on investments                                        --              --              --
                                                                             ---------    ------------    ------------
Balance at December 31, 1994                                                 3,019,032          30,190       3,515,788
1995
Issuance for stock grant                                           2.50         29,640             297          73,803
Net loss for year ended December 31, 1995                                           --              --              --
Adjustment to unrealized loss on investments                                        --              --              --
                                                                             ---------    ------------    ------------
Balance at December 31, 1995                                                 3,048,672          30,487       3,589,591
1996
Issuance for cash                                                  5.00      2,300,000          23,000       9,354,502
Issuance for stock grant                                           5.00         79,000             790         394,210
Warrants issued for cash                                                            --              --             200
Cancellation of treasury stock                                                 (13,440)           (135)        (25,865)
Net loss for year ended December 31, 1996                                           --              --              --
Adjustment to unrealized loss on investments                                        --              --              --
                                                                             ---------    ------------    ------------
Balance at December 31, 1996                                                 5,414,232          54,142      13,312,638
1997
Net loss for year ended December 31, 1997                                           --              --              --
Adjustment to unrealized gain (loss) on
  investment                                                                        --              --              --
Options issued for professional services                                            --              --          79,500
                                                                             ---------    ------------    ------------
Balance at December 31, 1997                                                 5,414,232    $     54,142    $ 13,392,138
                                                                             =========    ============    ============


                                                            DEFICIT
                                                          ACCUMULATED   UNREALIZED       NOTE
                                                          DURING THE    GAIN (LOSS)    RECEIVABLE                    TOTAL
                                                          DEVELOPMENT       ON           FROM        TREASURY    STOCKHOLDERS'
                                                             STAGE      INVESTMENT   STOCKHOLDER      STOCK         EQUITY
                                                          -----------   ----------   -----------   -----------   -------------
1984
Initial issuance for cash                                 $        --    $      --    $      --    $        --    $    24,500
Initial issuance in exchange for legal fees                        --           --           --             --          8,750
Initial issuance in exchange for services and
  research and development costs                                   --           --           --             --            905
1985
Issuance for cash                                                  --           --           --             --         85,000
Issuance in exchange for professional fees,
  salaries and research services                                   --           --           --             --          9,000
1986
Issuance in exchange for professional fees,
  salaries and services                                            --           --           --             --         19,000
Treasury stock purchase; 11,040 shares at cost                     --           --           --        (22,500)       (22,500)
Issuance for cash                                                  --           --           --             --        156,450
Issuance in exchange for professional fees,
  salaries and research services                                   --           --           --             --         15,850
1987
Issuance for cash                                                  --           --           --             --        449,070
Treasury stock purchase; 2,400 shares at cost                      --           --           --         (3,500)        (3,500)
1988
Issuance for cash                                                  --           --           --             --        226,823
1989
Issuance for cash                                                  --           --           --             --          5,350
Issuance for cash                                                  --           --           --             --        569,370
1990
Issuance for cash                                                  --           --           --             --      1,114,560
Issuance for cash                                                  --           --           --             --        725,000
Issuance in exchange for note receivable from
  stockholder                                                      --           --     (136,350)            --             --
1991
Repayment of note receivable from stockholder             $        --    $      --    $ 136,350    $        --    $   136,350
Net loss cumulative from June 25, 1984
  (inception) through December 31, 1991                    (3,901,236)          --           --             --     (3,901,236)
1992
Net loss for year ended December 31, 1992                    (505,558)          --           --             --       (505,558)
                                                          -----------    ---------    ---------    -----------    -----------
Balance at December 31, 1992                               (4,406,794)          --           --        (26,000)      (886,816)
1993
Net loss for year ended December 31, 1993                    (108,363)          --           --             --       (108,363)
                                                          -----------    ---------    ---------    -----------    -----------
Balance at December 31, 1993                               (4,515,157)          --           --        (26,000)      (995,179)
1994
Net loss for year ended December 31, 1994                    (129,239)          --           --             --       (129,239)
Adjustment to unrealized loss on investments                       --      (57,316)          --             --        (57,316)
                                                          -----------    ---------    ---------    -----------    -----------
Balance at December 31, 1994                               (4,644,396)     (57,316)          --        (26,000)    (1,181,734)
1995
Issuance for stock grant                                           --           --           --             --         74,100
Net loss for year ended December 31, 1995                    (311,579)          --           --             --       (311,579)
Adjustment to unrealized loss on investments                       --       57,316           --             --         57,316
                                                          -----------    ---------    ---------    -----------    -----------
Balance at December 31, 1995                               (4,955,975)          --           --        (26,000)    (1,361,897)
1996
Issuance for cash                                                  --           --           --             --      9,377,502
Issuance for stock grant                                           --           --           --             --        395,000
Warrants issued for cash                                           --           --           --             --            200
Cancellation of treasury stock                                     --           --           --         26,000             --
Net loss for year ended December 31, 1996                  (1,618,188)          --           --             --     (1,618,188)
Adjustment to unrealized loss on investments                       --       (3,500)          --             --         (3,500)
                                                          -----------    ---------    ---------    -----------    -----------
Balance at December 31, 1996                               (6,574,163)      (3,500)          --             --      6,789,117
1997
Net loss for year ended December 31, 1997                  (2,471,252)          --           --             --     (2,471,252)
Adjustment to unrealized gain (loss) on
  investment                                                       --       37,198           --             --         37,198
Options issued for professional services                           --           --           --             --         79,500
                                                          -----------    ---------    ---------    -----------    -----------
Balance at December 31, 1997                              $(9,045,415)   $  33,698    $      --    $        --    $ 4,434,563
                                                          ===========    =========    =========    ===========    ===========

See accompanying notes.

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

                     Consolidated Statements of Cash Flows



                                                                                                CUMULATIVE
                                                                                               FROM JUNE 25,
                                                                                                   1984
                                                                                                (INCEPTION)
                                                            YEAR ENDED        YEAR ENDED          THROUGH
                                                           DECEMBER 31,      DECEMBER 31,        DECEMBER 31,
                                                               1997              1996               1997
                                                          --------------    --------------    --------------
OPERATING ACTIVITIES
Net loss                                                  $   (2,471,252)   $   (1,618,188)   $   (9,045,415)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                   21,388            18,280           170,980
   Amortization                                                    7,648             7,686            83,742
   Discount on investment in ISI                                (125,325)               --            24,675
   Recognition of deferred sub-license fees
                                                                      --                --           (32,844)
   Organization costs                                             (1,087)               --           (11,040)
   Gain (loss) on sale of assets                                   1,002                --            (7,373)
   Common stock issued for stock grant
                                                                      --           395,000           469,100
   Common stock issued for services                                   --                --            53,505
   Options issued for services                                    79,500                --            79,500
Changes in operating assets and liabilities:
   Other current assets                                           36,756           (81,140)          (70,779)
   Accounts payable                                              (63,544)           (9,976)           74,754
   Accrued expenses                                             (199,339)         (248,890)          139,314
   Deferred contract revenue                                          --          (417,140)               --
                                                          --------------    --------------    --------------
Net cash used in operating activities                         (2,714,253)       (1,954,368)       (8,071,881)

INVESTING ACTIVITIES

Sale (purchase) of marketable securities                         (22,812)       (5,984,370)       (6,007,182)
Capital expenditures                                             (12,688)          (48,194)         (311,857)
Proceeds from sale of equipment                                    9,626                --            23,071
Purchase of patent license                                            --                --          (125,000)
Sale of (investment in) ISI common stock                         520,000                --          (105,000)
                                                          --------------    --------------    --------------
Net cash used in investing activities                            494,126        (6,032,564)       (6,525,968)

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

               Consolidated Statements of Cash Flows (continued)


                                                                                             CUMULATIVE
                                                                                            FROM JUNE 25,
                                                                                               1984
                                                                                            (INCEPTION)
                                                             YEAR ENDED      YEAR ENDED       THROUGH
                                                             DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                                 1997            1996           1997
                                                             ------------    ------------   ------------
FINANCING ACTIVITIES
Receipt of sub-license fees                                  $         --    $         --   $     32,844
Proceeds from notes payable                                       300,000         300,000      2,600,000
Repayment of note receivable from stockholder for
   purchase of common stock                                            --              --        136,350
Issuance of common stock                                               --       9,377,702     12,733,825
Acquisition of treasury stock                                          --              --        (26,000)
                                                             ------------    ------------   ------------
Net cash provided by financing activities                         300,000       9,677,702     15,477,019
                                                             ------------    ------------   ------------

Net increase (decrease) in cash and cash equivalents           (1,920,127)      1,690,770        879,170
Cash and cash equivalents at beginning of period                2,799,297       1,108,527             --
                                                             ------------    ------------   ------------
Cash and cash equivalents at end of period                   $    879,170    $  2,799,297   $    879,170
                                                             ============    ============   ============

SUPPLEMENTAL INFORMATION
Cash paid for income taxes                                   $         --    $         --   $     37,084
                                                             ============    ============   ============

Cash paid for interest                                       $         --    $      6,466   $      6,466
                                                             ============    ============   ============


See accompanying notes.

                  Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

                   Notes to Consolidated Financial Statements

                               December 31, 1997



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTS POLICIES

ORGANIZATION

Amarillo Biosciences, Inc. (the Company), formerly Amarillo Cell Culture Company, Inc., is a development stage company incorporated on June 25, 1984, for the purpose of developing and marketing, within the United States and internationally, eleven patents and eight pending applications relating to low dosage oral and non-oral natural interferon alpha used in the treatment of human and animal diseases. The Company has obtained certain patent rights through licensing agreements (see Note 5) and is currently conducting clinical studies as part of the process of obtaining regulatory approval from the United States Food and Drug Administration (FDA), so that commercial marketing can begin in the United States.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Amarillo Cell of Canada, Inc., Veldona Africa, Inc., Veldona Poland, Inc., Veldona USA, Inc., Vanguard Biosciences, Inc. and ABI Taiwan, Inc. (all Texas corporations). All significant intercompany balances and transactions have been eliminated in consolidation. The effect of translation of foreign currencies is not material.

MARKETABLE SECURITIES AND INVESTMENT IN ISI COMMON STOCK

Marketable securities and the investment in ISI common stock are classified as held-to-maturity and available-for-sale, respectively. Held-to-maturity securities are carried at amortized cost and mature in June 1998.
Available-for-sale securities are carried at fair value, with any unrealized gain or loss reported as a separate component of stockholders' equity.

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

INCOME TAXES

The Company files a consolidated income tax return with its domestic subsidiaries, Amarillo Cell of Canada, Inc., Veldona Africa, Inc., Veldona Poland, Inc., Veldona USA, Inc., Vanguard Biosciences, Inc. and ABI Taiwan, Inc.

On January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounts Standards No. 109, Accounting for Income Taxes (Statement No. 109). As permitted by the new rules, prior years' financial statements have not been restated. The effect of adopting Statement No. 109 was not material.

REVENUE RECOGNITION

Contract revenue for research and development performed under the manufacturing and supply agreement with Hayashibara Biochemical Laboratories, Inc. (HBL) (see
Note 4) was recorded as earned based on research and administrative costs incurred. Amounts received in advance of services to be performed were recorded as deferred revenue until expenses were incurred. The remaining balance of all contract revenue received from HBL was recorded as earned in 1996.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation utilizing Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25). In October 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 123, Accounting for Stock Based

                  Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (Continued)



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTS POLICIES (CONTINUED)

Compensation (SFAS 123). Under the provisions of SFAS 123, the Company has elected to continue to apply the provisions of APB 25 to its stock-based compensation arrangements and provide supplementary financial statement disclosures as required under SFAS 123.

BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is based on the number of weighted average shares outstanding. The effect of warrants and options outstanding (see Note 7) is anti-dilutive. The effect of adopting Statement of Financial Accounting Standards Number 128, Earnings Per Share, was not material.

RECLASSIFICATION

Certain amounts have been reclassified from selling, general and administrative expenses to research and development expenses in 1996 and the period from June 25, 1984 (inception) through December 31, 1996 to conform to the current year presentation. The impact of the reclassification was approximately $108,000 and $1,234,000 for 1996 and the period from June 25, 1984 (inception) through December 31, 1996, respectively.

2. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following:

                                                       DECEMBER 31,
                                             -------------------------------
                                                  1997              1996
                                             ------------       ------------
Land                                         $      8,000       $      8,000
Building                                           94,532             94,532
Furniture and equipment                           117,943            132,807
Automobile                                         13,688             29,741
                                             ------------       ------------
                                                  234,163            265,080
Less accumulated depreciation                     108,984            120,573
                                             ------------       ------------
                                             $    125,179       $    144,507
                                             ============       ============

3. NOTES PAYABLE

In September 1991 the Company borrowed $1,000,000 under a note payable agreement with HBL. In September 1992, the Company borrowed an additional $1,000,000 under a similar note agreement with HBL. The $1,000,000 note plus accrued interest of $300,000 due September 25, 1996 was renewed in a new note to HBL for $1,300,000 due September 25, 2001 which accrues interest at the rate of 4 1/2%. The $1,000,000 note plus accrued interest of $300,000 due September 16, 1997 was renewed in a new note to HBL for $1,300,000 due September 16, 2002 which accrues interest at the rate of 4 1/2%. Each of the notes provide that the principal and accrued interest be paid only from 10% of the Company's gross revenues from sales of interferon. All payments are to be applied first to accrued interest. As repayment of the notes is dependent on future sales, management is unable to estimate the fair value of the notes at December 31, 1997. Because material amounts of sales are not expected in the next twelve months, the notes continue to be classified as non-current liabilities.

4. MANUFACTURING AND SUPPLY AGREEMENTS

The Company was a party to the following manufacturing and supply agreements at December 31, 1997:

On March 13, 1992, the Company entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the Development Agreement), a major stockholder (see Note 7) under which HBL will formulate, manufacture, and supply HBL interferon for the Company or any sub-licensee. In exchange, HBL is entitled to

                  Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (Continued)


4. MANUFACTURING AND SUPPLY AGREEMENTS (CONTINUED)


receive a transfer fee, specified royalties and a portion of any payment received by the Company for sub-license of rights under this agreement. The agreement further provides that the Company sub-license to HBL the right to market HBL interferon for oral use in humans and in non-human, warm-blooded species in Japan, in exchange for the Company receiving a royalty fee based on net sales. On June 1, 1994, the Company entered into an additional agreement with HBL to make the Company HBL's exclusive agent for the development of HBL interferon for non-oral use in humans and in non-human, warm- blooded species in North America. In exchange, HBL is entitled to receive a transfer fee based on units of interferon supplied.

Under the Development Agreement, HBL provided $9,000,000 in research funding to the Company. Costs incurred under the Development Agreement amounted to $0 and $417,140 in the years ended December 31, 1997 and 1996, respectively, and $9,000,000 cumulative from June 25, 1984 (inception) through December 31, 1997. The agreement also provides that a royalty fee be paid to HBL. The initial term of the agreement is for seven years, but it will be renewed automatically for successive three-year terms subject to prior written agreement. HBL can terminate the agreement at any time after the end of the first renewal term if certain conditions are not met.

On October 20, 1989, the Company entered into a manufacturing and supply agreement with Interferon Sciences, Inc. (ISI), then a 1% stockholder of the Company under which ISI will manufacture and utilize ISI interferon to formulate and supply interferon-containing compositions to the Company for use in non-human species. Under the Agreement, ISI is entitled to receive certain transfer fees, manufacturing and supply fees, and a portion of any payments received by the Company related to the use of ISI interferon. The agreement will be in force for seven years after ISI's receipt of the first purchase order from the Company and thereafter as long as net sales of such products by the Company meet certain levels.

5. LICENSE AND SUBLICENSE AGREEMENTS

The Company holds patent rights for which the Company has paid certain license fees under three license agreements. Under these agreements, the Company will pay the licensor a portion of any sub-license fee received by the Company with respect to the manufacturing, use or sale of a licensed product, as well as a royalty fee based on the net selling price of licensed products, subject to a minimum annual royalty. The Company has also entered into various sub-license agreements under which the Company is entitled to receive royalties based on the net sales value of licensed products.

6. RESEARCH AGREEMENTS

The Company contracts with third parties throughout the world to conduct research including studies and clinical trials. These agreements are generally less than one year in duration. At December 31, 1997, the Company had commitments to provide additional funding of approximately $223,000 under these agreements.

7. COMMON STOCK

In May 1993, the stockholders of the Company approved an amendment to the Articles of Incorporation to increase the total number of authorized shares of common stock of the Company from one million shares to ten million shares. The stockholders also approved a ten-for-one stock split for the currently issued and outstanding shares of the Company. Since 1984, the Company has issued common stock in exchange for various professional, research, and consulting services. The stock issued for non-cash consideration was assigned a value based on the fair value of the services received.

In December 1989, the Company issued 218,400 shares of stock to HBL for $2.50 per share. In February 1990, an additional 174,000 shares were issued to HBL for $4.17 per share, and in November 1990, an additional 69,120 shares were issued to HBL for $2.50 per share. These shares, combined with purchases from various other stockholders and the 200,100 shares purchased by HBL in the public offering, give HBL control of 23% of the outstanding common stock, or 1,232,856 shares at December 31, 1997.

                  Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (Continued)




7. COMMON STOCK (CONTINUED)

In July 1992, the Board of Directors approved restricted stock grants to three employees which allowed the Company to issue, under certain conditions, up to 180,000 shares of its authorized but unissued shares of common stock. In May 1994 the Board of Directors approved restricted stock grants to an additional employee which allowed the Company to issue, under certain conditions, up to 30,000 shares of its authorized but unissued shares of common stock. In January 1995, 29,640 shares of common stock (net of required federal withholdings of 12,360 shares) were issued to a former employee under a Contract Termination and Severance Agreement. The issuance and withholding were in full satisfaction of the employee's original 84,000 shares in stock grants. In August 1996, 79,000 shares of common stock (net of required federal withholdings of 47,000 shares) were issued to the other three employees. The issuance and withholding were in full satisfaction of the three employees original 126,000 shares in stock grants. Total charges to compensation expense recognized by the Company for the year ended December 31, 1996 and cumulative from June 25, 1984 (inception) through December 31, 1997 were $515,156 and $735,000, respectively.

In August 1996, the Company completed its initial public offering and issued 5,300,000 shares of common stock resulting in net proceeds of approximately $9,377,702.

The Company has (i) 200,000 shares of Common Stock reserved for issuance upon exercise of Warrants granted to the Company's Underwriter (exercisable through August 2000 at $8.10 per share); (ii) an aggregate of 188,500 shares of Common Stock reserved for issuance upon the exercise of stock options outstanding under the Company's 1996 Employee Stock Option Plan and the Company's Outside Director and Advisor Stock Option Plan (collectively, the Plans), 23,875 of which are currently exercisable; and (iii) an aggregate of 161,500 shares of Common Stock reserved for issuance upon exercise of stock options which are available for future grant under the Plans.

During 1997, the Company granted 30,000 options to outside professionals for services which vested immediately at an exercise price of $4.25 (fair market value of the common stock at the date of the grant). The Company recognized $79,500 (representing the fair value of the options) in expense relating to these grants.

Under a stock purchase agreement with a stockholder. Mesa. Inc. (Mesa), the Company is prohibited from repurchasing or redeeming any of its issued and outstanding shares without the prior written approval of Mesa unless such redemption or repurchase is offered pro rata to all stockholders.

8. STOCK OPTION PLAN

The Company has elected to follow APB 25 and related interpretations in accounting for its stock-based compensation. Under APB 25, because the exercise price of the Company's stock options has been equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

During 1996, the Company introduced two stock option plans: the 1996 Employee Stock Option Plan (Employee Plan) and the Outside Director and Advisor Stock Option Plan (Director Plan). The Employee Plan has authorized the grant of options to employees for up to a maximum of 200,000 shares of the Company's common stock. All options granted have five to ten year terms and become exercisable over a four to five year period. The option price is equal to 100% to 110% of the fair value of the common stock on the date of grant depending on the percentage of common stock owned by the optionee on the grant date. The Director Plan allows options to purchase a maximum of 150,000 shares of the Company's common stock to be granted to outside directors and scientific advisors to the Company at an exercise price equivalent to 100% of the fair market value of the common stock on the date of grant. The ten year options become exercisable over a period of five years.

Supplemental information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997: risk-free interest rate of 6.61%;

                  Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (Continued)



8. STOCK OPTION PLAN (CONTINUED)

dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .692; and a weighted-average expected life of the option of 4.9 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period and the expense for 1997 and 1996 are not necessarily indicative of the effects on reported net income (loss) for future years. The Company's pro forma information as of December 31, is as follows:

                                                                1997              1996
                                                           -------------      -------------
Pro forma net loss                                         $ (2,544,335)      $ (1,635,839)
Pro forma basic and diluted net loss per share             $      (0.47)      $      (0.41)

Based on the Black-Scholes method, the fair value of the options granted as of December 31, is as follows:

                                                                   1997              1996
                                                                 --------          --------
Number of options issued at fair market value of stock            66,000            128,000
Weighted-average fair value of options                             $2.48              $2.52
Weighted-average exercise price of options                         $3.94              $5.08
Number of  options  issued in  excess of  fair  market
   value of stock                                                  7,000              7,500
Weighted-average fair value of options                             $2.11              $1.78
Weighted-average exercise price of options                         $4.27              $5.50


A summary of the Company's stock option activity, and related information for the year ended December 31, is as follows:

                                          1997                        1996
                                 ------------------------   --------------------------
                                                WEIGHTED                   WEIGHTED
                                                AVERAGE                    AVERAGE
                                   OPTIONS   EXERCISE PRICE   OPTIONS   EXERCISE PRICE
                                 ----------  -------------- ----------  --------------
Outstanding, beginning of year      135,500    $     5.10           --   $       --
Granted                              73,000          3.97      135,500         5.10
Expired, unexercised                (20,000)         5.25           --           --
Exercised                                --            --           --           --
                                 ----------                 ----------
Outstanding, end of year            188,500    $     4.64      135,500   $     5.10
                                 ==========                 ==========
Exercisable at end of year           23,875    $     5.08           --           --
                                 ==========                 ==========


Exercise prices for options outstanding as of December 31, 1997 ranged from $3.875 to $5.50. The weighted-average remaining contractual life of those options is 9.33 years.

                  Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (Continued)




9. EMPLOYEE BENEFIT PLAN

The Company has a Simplified Employee Pension Plan (the Plan) which is a contributory plan that covers all employees of the Company. Contributions to the Plan are at the discretion of the Company. The plan expense for the years ended December 31, 1997 and 1996, and cumulative from June 25, 1984 (inception) through December 31, 1997 was $49,131, $46,357 and $200,857, respectively.

10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company's deferred tax liabilities and assets are as follows at December 31:

                                                            1997           1996
                                                        -----------    -----------
Deferred tax liability:
   Prepaid expenses                                     $    24,065    $    34,456
Deferred tax assets:
   Net operating loss and AMT carryforward                2,599,564      1,981,494
   Accrued interest and note payable                        235,061        194,921
   Depreciation and amortization                            116,520         91,698
   Other                                                     67,509         53,481
                                                        -----------    -----------
                                                          3,018,654      2,321,594
Valuation allowance for deferred tax assets              (2,994,589)    (2,287,138)
                                                        -----------    -----------
Total deferred tax assets, net of valuation allowance
                                                             24,065         34,456
                                                        -----------    -----------
Net deferred taxes                                      $        --    $        --
                                                        ===========    ===========

At December 31, 1997, the Company has net operating loss carryforwards of approximately $7,539,000 for federal income tax purposes expiring in 2006 through 2011. The ability of the Company to utilize these carryforwards may be limited should changes in stockholder ownership occur in the future.

At December 31, 1997, the Company had approximately $36,000 of alternative minimum tax credits which may be carried forward indefinitely.

The difference between the reported income tax provision and the benefit normally expected by applying the statutory rate to the loss before income taxes results primarily from the inability of the Company to recognize its tax losses.

11. CONTINGENCIES

The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 1997.

12. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has and expects to have transactions with related parties, including stockholders. In addition to the transactions disclosed elsewhere in these financial statements, such related party transactions included legal fees of approximately $88,000 and $81,600 paid to Morris, Moore, Moss and Douglass, P.C., a member of which is an officer and stockholder of the Company, in 1997 and 1996, respectively. The Company also employs various stockholders as researchers and consultants and pays fees based on contractual agreements.

                  Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (Continued)


13. SETTLEMENT OF LITIGATION

Commencing in 1993, the Company was the plaintiff in litigation involving a patent infringement action in New Zealand. In May 1996, a settlement was reached whereby the Company: (1) amended its manufacturing and supply agreement with ISI to allow the sub-license of certain products previously exclusively licensed to ISI and purchased 312,500 shares of ISI common stock for $625,000, or $2 per share, representing the quoted market price of ISI stock at that time; and (2) received $550,000 cash from the defendant in the lawsuit, comprising $50,000 in exchange for a sub-license of the technology that was the subject of the lawsuit and $500,000 as a payment toward research and development costs incurred by the Company.

As a result of restrictions on the sale by the Company of its ISI stock until August 1997, the Company discounted the ISI stock (quoted price $1.66 per share at December 31, 1996) to a carrying value of $471,500 at December 31, 1996 and during 1995 charged $150,000 to selling, general and administrative expenses and charged $3,500 to unrealized loss on marketable securities in 1996.

During 1997, after a four for one reverse stock split, the Company sold 65,000 shares of ISI stock for $580,850 and realized a gain on the sale of $188,562.

                                 EXHIBIT INDEX


     EXHIBIT           DESCRIPTION
-----------------      -----------------------------------------------------------------------------------------------

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

       10.16*          Pricing Amendment, dated December 5, 1995 between VAF and ITL.

       10.17*          License Agreement dated September 25, 1995 between McGill University and the Company.


       10.18*          Form of Consulting Agreement between the Company and the Underwriter.

       10.19*          Research Agreement dated March 25, 1996 between the Company and Ajinomoto Co., Inc.

       10.20           1996 Employee Stock Option Plan, Amended and Restated as of May 13, 1997.

       10.21           Outside Director and Advisor Stock Option Plan, Amended and Restated as of May 13, 1997.

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

       10.23*          Indemnification Agreement between HBL and the Company.

       10.24*          Stock Purchase Agreement dated as of September 21, 1987 between Mesa Operating Limited Partnership and the
                       Company.

       10.25*          Research License and Supply Agreement dated May 20, 1996 between the Company and Virbac S.A.

       10.26           License Agreement dated July 22, 1997, between Hoffmann-La Roche Inc., and the Company.

       10.27           Distribution Agreement dated January 12, 1998, between Global Damon Pharmaceutical and the Company.

       10.28           Distribution Agreement dated September 17, 1997, between HBL and the Company (TNF-A).

       10.29           Distribution Agreement dated September 17, 1997, between HBL and the Company (IFN-G).

       21.             Subsidiaries of the Company. The following sets forth the name and jurisdiction of incorporation of each subsidiary of the Company. All of such subsidiaries are wholly-owned by the Company.

                       NAME                            JURISDICTION OF INCORPORATION
                       -----------------------------   -----------------------------
                       VANGUARD BIOSCIENCES, INC.                  TEXAS
                       VELDONA USA, INC.                           TEXAS
                       VELDONA AFRICA, INC.                        TEXAS
                       VELDONA POLAND, INC.                        TEXAS
                       ABI TAIWAN, INC.                            TEXAS
                       AMARILLO CELL OF CANADA, INC.               TEXAS

       27.             Financial Data Schedule

*The Exhibit is incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form SB-2 filed with and declared effective by the Commission (File No. 333-4413) on August 8, 1996.