Form 10QSB
period 1998-03-31
AMARILLO BIOSCIENCES INC
filed 1998-05-12
CIK 1014763

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          MARCH 31, 1998
                                ---------------------------------------


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
Yes   X   .  No       .
   -------     -------

As of March 31, 1998, there were 5,414,232 shares of the issuer's common stock outstanding.

                        This report contains 13 pages.

                          AMARILLO BIOSCIENCES, INC.


                                    INDEX



 PART I:            FINANCIAL INFORMATION                                                          PAGE NO.
                                                                                                   --------

 Item 1.            Financial Statements

                    Consolidated Balance Sheets - December 31, 1997 and March 31, 1998  . . . .        3

                    Consolidated Statements of Operations - Three Months Ended March 31,
                    1997 and 1998 and Cumulative from June 25, 1984 (Inception) through
                    March 31, 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

                    Condensed Consolidated Statements of Cash Flows - Three Months Ended
                    March 31, 1997 and 1998 and Cumulative from June 25, 1984 (Inception)
                    through March 31, 1998  . . . . . . . . . . . . . . . . . . . . . . . . . .        5

                    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .        6

 Item 2.            Management's Discussion and Analysis of Results of Operations and
                    Financial Condition . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7


 PART II:           OTHER INFORMATION


 Item 6.            Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . .        9

 Signatures         . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10

                 AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                     (COMPANIES IN THE DEVELOPMENT STAGE)

                         CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,            March 31,
                                                                                        1997                  1998
                                                                                     ----------             ----------
ASSETS
Current assets:

  Cash and cash equivalents                                                          $  879,170             $  299,259
  Marketable securities                                                               6,007,182              6,089,092
  Other current assets                                                                   70,779                 57,142
                                                                                     ----------             ----------
   Total current assets                                                               6,957,131              6,445,493

Property and equipment, net                                                             125,179                125,263
Patent license, net of accumulated amortization of $73,824 and
  $75,637 at December 31, 1997 and March 31, 1998, respectively                          51,176                 49,363
Organization cost, net of accumulated amortization of $4,962 and
  $6,084 at December 31, 1997 and March 31, 1998, respectively                            1,122                     --
Investment in ISI common stock                                                          114,023                 93,516
                                                                                     ----------             ----------
Total assets                                                                         $7,248,631             $6,713,635
                                                                                     ==========             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                                                   $   74,754             $  166,284
  Accrued interest expense                                                               91,356                120,606
  Other accrued expenses                                                                 47,958                 19,324
                                                                                     ----------             ----------
    Total current liabilities                                                           214,068                306,214
Notes payable to related party                                                        2,600,000              2,600,000
                                                                                     ----------             ----------
Total liabilities                                                                     2,814,068              2,906,214

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value:
    Authorized shares - 10,000,000
    Issued shares - 5,414,232                                                            54,142                 54,142
  Additional paid-in capital                                                         13,392,138             13,392,138

  Deficit accumulated during the development stage                                   (9,045,415)            (9,652,050)
  Unrealized gain (loss) on marketable securities                                        33,698                 13,191
                                                                                     ----------             ----------
Total stockholders' equity                                                            4,434,563              3,807,421
                                                                                     ----------             ----------
Total liabilities and stockholders' equity                                           $7,248,631             $6,713,635
                                                                                     ==========             ==========

                           See accompanying notes.

                 AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                     (COMPANIES IN THE DEVELOPMENT STAGE)

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three months ended
                                                            March 31,                  Cumulative from June
                                                -------------------------------        25, 1984 (Inception)
                                                     1997              1998           through March 31, 1998
                                                -------------     -------------       ----------------------
Revenues:
  Contract revenues                             $          --     $          --             $   9,000,000
  Interferon sales                                         --                --                   420,974
  Interest income                                     101,068            89,811                 1,207,629
  Sublicense fees                                          --                --                   113,334
  Royalty income                                           --                --                    31,544
  Gain on sale of ISI stock                                --                --                   188,562
  Other                                                26,000                --                   604,371
                                                -------------     -------------             -------------
                                                      127,068            89,811                11,566,414

Expenses:
  Research and development
    expenses                                          349,680           368,517                10,348,111
  Selling, general, and
    administrative expenses                           291,788           298,679                10,106,159
  Interest expense                                     29,625            29,250                   729,194
                                                -------------     -------------             -------------
                                                      671,093           696,446                21,183,464
                                                -------------     -------------             -------------

Loss before income taxes                             (544,025)         (606,635)               (9,617,050)
Income tax expense                                         --                --                    35,000
                                                -------------     -------------             -------------
Net loss                                        $    (544,025)    $    (606,635)            $  (9,652,050)
                                                =============     =============             =============
Basic and diluted loss per share                $       (0.10)    $       (0.11)
                                                =============     =============
Weighted average shares outstanding                 5,414,232         5,414,232
                                                =============     =============


                           See accompanying notes.

                 AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                     (COMPANIES IN THE DEVELOPMENT STAGE)

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Three months ended                Cumulative from June
                                                                 March 31,                     25, 1984 (Inception)
                                                        ---------------------------------             through
                                                            1997                 1998              March 31, 1998
                                                        -----------           -----------          ---------------
 Net cash used in operating activities                  $  (685,178)          $  (575,470)          $(8,647,351)
                                                        -----------           -----------           -----------

 Net cash provided by (used in) investing
   activities                                                    --                (4,441)           (6,530,409)
                                                        -----------           -----------           -----------
 Net cash provided by financing activities                       --                    --            15,477,019
                                                        -----------           -----------           -----------
 Net increase (decrease) in cash and cash
   equivalents                                             (685,178)             (579,911)              299,259
                                                        -----------           -----------           -----------
 Cash and cash equivalents at beginning
   of period                                              2,799,297               879,170                    --
                                                        -----------           -----------           -----------
 Cash and cash equivalents at end of
   period                                               $ 2,114,119           $   299,259           $   299,259
                                                        ===========           ===========           ===========
 Supplemental Disclosure of Cash Flow
   Information
 Cash paid for income taxes                             $        --           $        --           $    37,084
                                                        ===========           ===========           ===========

 Cash paid for interest                                 $        --           $        --           $     6,466
                                                        ===========           ===========           ===========


                           See accompanying notes.

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation. The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Form 10-KSB, are unaudited (except for the December 31, 1997 consolidated balance sheet which was derived from the Company's audited financial statements), but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

         Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.

2. Loss per share. Loss per share is computed based on the weighted average number of common shares outstanding.

3. Reclassification. Certain amounts have been reclassified from selling, general and administrative expenses to research and development expenses for the three months ended March 31, 1997. The impact of the reclassification was approximately $91,000.

4. Comprehensive income. As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

         During the first quarter of 1998 and 1997, total comprehensive income amounted to $627,142 and $552,025.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

         RESULTS OF OPERATIONS

         Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1998.

         During the three months ended March 31, 1997, the Company had total revenues of $127,068 compared to total revenues of $89,811 during the three months ended March 31, 1998. During the first quarter of 1997, the Company received a $26,000 partial payment for the preparation of a research agreement and business plan for a foreign country. Other 1997 revenues consisted of interest income of $101,068. Revenues for the first quarter of 1998 consisted of interest income of $89,811.

         During the 1997 first quarter, research and development expenses were $349,680 as compared to $368,517 during the 1998 first quarter. The $18,837 increase in research and development expenses in 1998 was due to the completion of certain clinical studies and the commencement of new clinical studies.

         During 1997 and 1998, the Company incurred general and administrative expenses of $291,788 and $298,679, respectively. There was no significant difference reflected in 1998 compared to 1997.

         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had cash of $299,259 and marketable securities of $6,089,092 with accounts payable of $166,284 and other funding commitments for clinical studies of approximately $627,000.

         The Company intends to focus its development activities on the treatment of Sjogren's syndrome, fibromyalgia, opportunistic infections in patients who are HIV positive, myeloproliferative diseases, hepatitis B and hepatitis C.

         The Company anticipates, based on its currently proposed plans and assumptions relating to its operations (including assumptions regarding the progress of its research and development and the timing and costs associated with its development projects), that the Company's existing capital resources will be sufficient to satisfy the Company's estimated cash requirements for at least the next 21 months. Unless the Company generates significant revenues during such period, the Company will need additional financing to fully fund such development. Moreover, the Company's estimate of the amount required to complete its development projects may prove to be inaccurate. The Company has no current arrangements with respect to, or sources of, additional financing and it is not anticipated that any of the officers, directors or shareholders of the Company will provide any portion of the Company's future financing requirements. There can be no assurance that, when needed, additional financing will be available to the Company on commercially reasonable terms, or at all. In the event that the Company's plans change, its assumptions change or prove inaccurate, or if the remaining net proceeds of the Company's public offering, together with other capital resources, otherwise prove to be insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. Any inability to obtain additional financing when needed would have a material adverse effect on the Company, including requiring the Company to significantly curtail or possibly cease its operations.

                         PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27.   Financial Data Schedule



         No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES





         Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  AMARILLO BIOSCIENCES, INC.


Date:  May 11, 1998               By: /s/ JOSEPH M. CUMMINS
                                      -----------------------------------------
                                      Joseph M. Cummins
                                      President, Chief Executive Officer
                                      and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------
  27                    Financial Data Schedule