Form 10QSB/A
period 1998-09-30
AMARILLO BIOSCIENCES INC
filed 1999-01-27
CIK 1014763

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/1A


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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No__.

As of September 30, 1998, there were 5,414,232 shares of the issuer's common stock outstanding.

                         This report contains 13 pages.

                           AMARILLO BIOSCIENCES, INC.


                                      INDEX


PART I:              FINANCIAL INFORMATION                                                                      PAGE NO.

Item 1.              Financial Statements (unaudited)
                     Consolidated Balance Sheets - December 31, 1997 and
                     September 30, 1998..........................................................                   3
                     Consolidated Statements of Operations - Three Months and
                     Nine Months Ended September 30, 1997 and 1998 and
                     Cumulative from June 25, 1984 (Inception) through
                     September 30, 1998..........................................................                   4
                     Condensed Consolidated Statements of Cash Flows - Nine
                     Months Ended September 30, 1997 and 1998 and
                     Cumulative from June 25, 1984 (Inception) through
                     September 30, 1998..........................................................                   5
                     Notes to Consolidated Financial Statements..................................                   6

Item 2.              Update to Management's 1998 Plan of Operation...............................                   7
                     Year 2000 Disclosure........................................................                   8
                     Liquidity and Capital Resources.............................................                  10

PART II:             OTHER INFORMATION

Item 6.              Exhibits and Reports on Form 8-K............................................                  12
Signatures           ............................................................................                  13

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                                  December 31,        September 30,
                                                                                     1997                 1998
                                                                                  ------------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $    879,170        $  5,335,452
  Marketable securities                                                            6,007,182                --
  Other current assets                                                                70,779              51,368
                                                                                ------------        ------------
   Total current assets                                                            6,957,131           5,386,820
Property and equipment, net                                                          125,179             120,621
Patent license, net of accumulated amortization of $73,824 and
  $79,323 at December 31, 1997 and September 30, 1998, respectively                   51,176              45,677
Organization cost, net of accumulated amortization of $4,962 and
  $6,084 at December 31, 1997 and September 30, 1998, respectively                     1,122                --
Investment in ISI common stock                                                       114,023               8,203
                                                                                ------------        ------------
Total assets                                                                    $  7,248,631        $  5,561,321
                                                                                ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $     74,754        $    143,192
  Accrued interest expense                                                            91,356             179,106
  Other accrued expenses                                                              47,958              19,061
                                                                                ------------        ------------
    Total current liabilities                                                        214,068             341,359
Notes payable to related party                                                     2,600,000           2,600,000
                                                                                ------------        ------------
Total liabilities                                                                  2,814,068           2,941,359
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value:
    Authorized shares - 10,000,000
    Issued shares - 5,414,232                                                         54,142              54,142
  Additional paid-in capital                                                      13,392,138          13,392,138
  Deficit accumulated during the development stage                                (9,045,415)        (10,754,196)
  Other comprehensive income (loss)                                                   33,698             (72,122)
                                                                                ------------        ------------
Total stockholders' equity                                                         4,434,563           2,619,962
                                                                                ------------        ------------
Total liabilities and stockholders' equity                                      $  7,248,631        $  5,561,321
                                                                                ============        ============

                             See accompanying notes.

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                  Cumulative
                                                                                                                    from
                                                                                                                   June 25,
                                                                                                                    1984
                                               Three months ended                  Nine months ended             (Inception)
                                                  September 30,                       September 30,                through
                                        ------------------------------      ------------------------------       September 30,
                                               1997          1998                1997              1998              1998
                                        ------------------------------      ------------------------------      --------------
Revenues:
  Contract revenues                     $       --        $       --        $       --        $       --        $  9,000,000
  Interferon sales                               402              --                 402              --             420,974
  Interest income                            101,821            68,494           323,491           235,969         1,353,787
  Sublicense fees                               --                --                --                --             113,334
  Royalty income                                --                --                --                --              31,544
  Gain on sale of ISI stock                     --                --                --                --             188,562
  Other                                       26,000              --              52,000              --             604,371
                                        ------------      ------------      ------------      ------------      ------------
                                             128,223            68,494           375,893           235,969        11,712,572

Expenses:
  Research and
    development expenses                     341,015           341,998         1,057,350         1,062,409        11,042,003
  Selling, general, and
    administrative expenses                  397,018           235,600           973,007           794,591        10,602,071
  Interest expense                            29,625            29,250            88,875            87,750           787,694
                                        ------------      ------------      ------------      ------------      ------------
                                             767,658           606,848         2,119,232         1,944,750        22,431,768
                                        ------------      ------------      ------------      ------------      ------------

Loss before income taxes                    (639,435)         (538,354)       (1,743,339)       (1,708,781)      (10,719,196)
Income tax expense                              --                --                --                --              35,000
                                        ------------      ------------      ------------      ------------      ------------
Net loss                                $   (639,435)     $   (538,354)     $ (1,743,339)     $ (1,708,781)     $(10,754,196)
                                        ============      ============      ============      ============      ============
Net loss per share                      $      (0.12)     $      (0.10)     $      (0.32)     $      (0.32)
                                        ============      ============      ============      ============
Weighted average shares
  outstanding                              5,414,232         5,414,232         5,414,232         5,414,232
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

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                        Nine months ended           Cumulative from
                                                          September 30,              June 25,1984
                                                  ------------------------------  (Inception) through
                                                       1997             1998         Sept. 30, 1998
                                                  -------------     ------------      ------------

Net cash used in operating activities             $ (2,019,952)     $ (1,541,335)     $ (9,613,216)
                                                  ------------      ------------      ------------

Net cash provided by (used in) investing
activities                                               6,870         5,997,617          (528,351)
                                                  ------------      ------------      ------------
Net cash provided by financing
activities                                                --                --          15,477,019
                                                  ------------      ------------      ------------
Net increase (decrease) in cash and cash
equivalents                                         (2,013,082)        4,456,282         5,335,452
                                                  ------------      ------------      ------------
Cash and cash equivalents at beginning
of period                                            2,799,297           879,170              --
                                                  ------------      ------------      ------------
Cash and cash equivalents at end of
period                                            $    786,215      $  5,335,452      $  5,335,452
                                                  ------------      ------------      ------------
Supplemental Disclosure of Cash Flow
Information
Cash paid for income taxes                        $       --        $       --        $     37,084
                                                  ------------      ------------      ------------
Cash paid for interest                            $       --        $       --        $      6,466



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

                  YEAR 2000 DISCLOSURE

I.       ABI'S STATE OF READINESS

         A.       IT SYSTEMS.

                  ABI owns relatively few information technology ("IT") systems, consisting of approximately twelve (12) computers. The basic input/output system ("BIOS") of each computer has been checked using publicly available utilities designed for that purpose. With one exception, the BIOS of each computer was found to be Year 2000 compliant. The non-compliant computer was brought into compliance with software, and in a subsequent test, proved to be Year 2000 compliant.

                  The software used on the computers owned by ABI is all commercially available, off-the-shelf software; ABI does not own any custom-made software. The Year 2000 compliance of each of the programs has been verified with the vendors of those programs, and all software used by the Company is either Year 2000 compliant or compliant with minor issues.

         B.       NON-IT SYSTEMS.

                  The Company does not own any machines (other than the computers mentioned above) that contain microprocessors or microcontrollers. Therefore, the Company does not need to assess or plan for Year 2000 issues pertaining to non-IT systems.

         C.       THIRD PARTIES.

                  The Company is investigating the Year 2000 preparedness of those third parties with which it has a material relationship. As the principal business of the Company is testing the effectiveness of new drugs, the Company sees two categories of third-party Year 2000 issues.

                  First, the Company is investigating those third parties who are essential in the production, packaging, and delivery of the test drugs ("clinical supplies") to the clinical trial sites. If any steps along the chain of production of the drugs were interrupted by a Year 2000 issue, then the supply of the clinical supplies to the clinical trial sites could be interrupted. This would delay the clinical trials, and consequently delay ultimate FDA approval for the drugs. The Company is in the process of investigating the Year 2000 preparedness of each of the companies that plays a key role in the production, packaging, and distribution of the drug.

                  Second, the Company is taking steps to insure that clinical trial data is not lost due to a Year 2000 issue. This requires an investigation of the company that is managing the clinical trial, as well as the procedures used at the various clinical trial sites, and the process by which the clinical data is stored and transmitted back to the Company. We have already had initial contact with PPD Pharmaco, the clinical trial manager, and they assure us that they expect full Year 2000 compliance by the end of the first quarter of 1999.

                  The Company has employed a consultant, Mr. James Corti, who is responsible for assessing the Year 2000 preparedness of those third parties with which the Company has a material relationship. While the responsiveness of those third parties to our inquires is beyond the Company's control, we estimate that Mr. Corti will conclude his Year 2000 assessment by the end of April, 1999.

II.      COSTS TO ADDRESS YEAR 2000 ISSUES

         The Company has not yet encountered any actual Year 2000 problems, except for one computer BIOS referred to in Paragraph I A above, which was corrected with publicly available shareware at no cost to the Company. The Company therefore has not spent any money on remediation. All of the costs incurred to date have been related to the investigation of potential Year 2000 issues. All of the Year 2000 related costs should be incurred before the end of April, 1999. We anticipate that these costs will not exceed $10,000.00.

III.     THE RISK OF THE COMPANY'S YEAR 2000 ISSUES

         There are two ways in which the Company would be adversely affected by a worst-case Year 2000 scenario.

         First, Year 2000 problems could interrupt the supply of clinical supplies to clinical testing sites. If clinical supplies became corrupted and had to be replace, or if the supplies otherwise became temporarily unavailable, this would cause a 3-6 month delay in the clinical trial. Such a delay would delay the ultimate profits to the Company from sales of the drug by the same amount of time.

         Second, a Year 2000 problem could result in damage to the clinical trial data. Because the data is originally entered on hardcopy, that is, actual pieces of paper, and because that hardcopy data is not destroyed, clinical trial data can never by completely lost due to a Year 2000 problem. At most, the computer data could be lost due to a Year 2000 problem, and the Company would incur additional expense and delay to have the data re-entered from the original hardcopies. The same is true for the study codes that reveal which trial subjects used placebo: if a code were lost due to a computer error, then the clinical trial data could be reconstructed from the hardcopies of the code kept at the Company.

IV.      CONTINGENCY PLANS

         A. DRUG SUPPLY. The Company has only one supplier for the drug itself, but does have a second source for the processing and packaging of the drug into a usable clinical trial form. The Company plans to establish a stockpile of each drug before beginning clinical trials. This will provide a buffer against any possible interruption of supply due to a Year 2000 problem. But stockpiling alone is not enough to guarantee a supply of the drug during the clinical trials. In order to afford the greatest amount of stability, clinical study supplies are refrigerated. Conceivably, a Year 2000 problem could cause the failure of the refrigeration system and ruin the supply of the drug. Central storage of clinical supplies will be temporary only, pending distribution to study sites, and will be at a location with adequate backup systems, meaning those with the capability to generate electrical power with fossil fuel fired generators, though the individual clinical trial sites may not have these precautions. In the event of loss of trial supplies at one or more trial sites, the Company will have the capability to replace such supplies, within certain limits. Specifically, the Company orders 10% more of all clinical supplies than will be required for conduct of the study, assays, and other requirements. By way of example, the Company's Phase 3 Sjogren's Syndrome Trial will involve 50 separate trial sites. Accordingly, the Company will have sufficient clinical supplies to replace lost clinical supplies at five of those trial sites. If the losses of clinical supplies exceeded that amount, the Company would then be dependent upon its suppliers to replace such trial supplies. If such suppliers had also experienced interruptions in the manufacturing capability, the commencement of the trials at certain sites could be delayed.

         B. DATA INTEGRITY. Clinical trial data and the study codes used in the study will be stored both in hardcopy form and on diskette. While the hardcopies should provide the ultimate in data safety, the diskettes should also be safe from any Year 2000 harm. The diskettes will provide a less expensive way of restoring lost clinical trial data and study codes in the event of a Year 2000 problem.


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



                                        AMARILLO BIOSCIENCES, INC.


Date: January 26, 1999                  By: /s/ JOSEPH M. CUMMINS
                                           -----------------------------------
                                            Joseph M. Cummins
                                            President, Chief Executive Officer
                                            and Chief Financial Officer