Form 10KSB40
period 1998-12-31
AMARILLO BIOSCIENCES INC
filed 1999-03-30
CIK 1014763

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

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
Yes  X   No
    ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Revenues for its most recent fiscal year were $222,289

         As of March 9, 1999, there were outstanding 5,414,232 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the NASDAQ SmallCap Market) was approximately $6,458,412.

                                     PART I

         The following contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in "Management's 1999 Plan of Operations" as well as those discussed elsewhere in this Form 10-KSB. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-KSB.

ITEM 1.       DESCRIPTION OF BUSINESS.

GENERAL

         Amarillo Biosciences, Inc. (the "Company" or "ABI"), a development-stage company incorporated in 1984, is engaged in developing biologics for the treatment of human and animal diseases. The Company is currently focusing its research on human health indications for the use of low dose oral natural interferon alpha (IFN[alpha]), particularly for the treatment of Sjogren's syndrome, fibromyalgia, hepatitis B, hepatitis C and oral warts in HIV+ patients. The Company believes that significant worldwide opportunities exist for the development of low dose oral natural IFN[alpha] as a cost effective, non-toxic, efficacious alternative to the treatment of disease by injection of high doses of IFN[alpha]. In addition, the Company believes that low dose oral natural IFN[alpha] will be an effective treatment for diseases or conditions for which current therapies are inadequate.

         The Company owns or licenses 19 United States patents relating to low dose oral natural IFN[alpha]. Since 1992, the Company has filed with the U.S. Food and Drug Administration ("FDA"), and there now are in effect, eight Investigational New Drug ("IND") Applications covering indicated uses for low dose oral IFN[alpha], including treatment of Sjogren's syndrome and fibromyalgia. The Company is seeking regulatory approvals in certain foreign countries to test low dose oral IFN[alpha] in the treatment of hepatitis B and C.

         The Company's objective is to exploit its proprietary technology to become a leader in the field of low dose oral IFN[alpha] applications. The Company's business strategy is to pursue those indications for low dose oral IFN[alpha] treatment for which initial clinical research has indicated the treatment is efficacious and which, in the opinion of the Company, have the greatest commercial potential and are most likely to be approved by the FDA. To the extent possible, the Company will attempt to minimize the cost to the Company of obtaining FDA approval by utilizing forms of IFN[alpha] already approved (in other dosage forms and for different indications) by the Japanese Ministry of Health and Welfare for human use. The Company believes that cost savings will result. The Company will attempt to gain market share for approved products by forming alliances with strong marketing partners.

         The Company has 10 full-time employees and three part-time employees. The Company makes extensive use of consultants in business and research and development.

HUMAN HEALTH APPLICATIONS

Sjogren's Syndrome. Sjogren's syndrome is a chronic autoimmune disorder characterized by dryness of the eyes and mouth. It can exist as a primary disorder or in association with other autoimmune diseases such as rheumatoid arthritis, systemic lupus erythematosus and scleroderma. Patients with primary Sjogren's syndrome may have clinical signs such as rash, arthritis, pneumonitis and nephritis. Typical symptoms include the sensation of burning in the eyes, dryness of the mouth, skin, nose and vagina, difficulty swallowing, painful throat and fatigue. Oral candidiasis (a fungus infection of the mouth) may also arise as a result of reduced saliva flow. Although Sjogren's syndrome is not life threatening, it can cause extreme discomfort and seriously impair quality of life.

         The Sjogren's Syndrome Foundation, Inc. estimates that there are approximately two to four million people in the United States who suffer from Sjogren's syndrome. The Company believes that the incidence of Sjogren's syndrome worldwide is similar to its incidence in the United States. Women constitute 90% of Sjogren's patients.

         Topical use of artificial tears is the prevailing treatment for the dry eye symptom of the disease. Artificial tears must be used on a regular basis. Intensive oral hygiene is prescribed to prevent progressive oral problems that may develop as a result of the disease. Topical and systemic means of increasing salivary flow may provide transient relief of symptoms.

         The Company believes that oral IFN[alpha] therapy helps to relieve the dryness associated with Sjogren's syndrome, improves secretory function, and may effectively supplement, or be used in lieu of, existing treatments. In a study conducted by the Company from October 1994 to January 1996 at two universities, the Company found that oral IFN[alpha] therapy administered to Sjogren's syndrome patients led to increased saliva production in six of 14 patients. The Company has filed, and there is now in effect, an IND for the use of oral IFN[alpha] to treat Sjogren's syndrome.

         A Phase II trial was completed in late 1997. At the end of 12 weeks, ninety patients who took placebo or interferon were evaluable. Patients given 150 IU three times per day had a significant (p<0.014) increase in stimulated saliva production. Subjective measures of relief of dryness also favored the same interferon group. A Phase III pivotal trial was approved and launched in November 1998. A total of 500 patients will be given either 150 IU oral IFN[alpha] or placebo for a 24 week period. Endpoints will be significant relief of oral dryness and increased saliva output.

Hepatitis C. The Company is conducting a clinical trial in Canada to evaluate oral IFN[alpha] pre-treatment as a means of increasing the effectiveness of parenteral IFN[alpha] therapy in hepatitis C patients. An estimated 40 million worldwide chronic cases of HCV are believed by the Company to be candidates for this treatment.

HIV. ABI is continuing an open label trial in California of HIV+ patients with persistent oral warts. A number of patients have shown marked improvement, with regression of the warts and without relapse. Further studies are planned to confirm and extend these encouraging results.

Fibromyalgia. A second Phase II trial in fibromyalgia patients is ongoing. A total of 120 patients will be enrolled to receive interferon or placebo in an effort to reproduce the positive effects noted in our previous study and to define further the most effective dose schedule.

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

         In 1981, HBL established the Fujisaki Institute to accelerate development of industrial methods for the production of biologics and to sponsor clinical trials for such products. In 1985, HBL built the Fujisaki Cell Center to support basic research. In 1987, HBL successfully accomplished the mass production of human cells in an animal host by producing human cells in hamsters. This made it possible to economically produce a natural form of human IFN[alpha] and other biologics. HBL also has developed and obtained patents for technology relating to the production of IFN[alpha]-containing lozenges by which the stability of the IFN[alpha] activity can be maintained for up to 18 months at room temperature and up to three years if the product is refrigerated. The Company believes that the use of such lozenges gives it advantages over competitive technologies in terms of cost, taste and ease of handling.

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

AGREEMENTS

         In October 1989, the Company entered into a Manufacturing and Supply Agreement with Interferon Sciences, Inc. ("ISI"), under which ISI granted to the Company an exclusive worldwide license to market ISI IFN[alpha] for oral use in animals and agreed to supply ISI IFN[alpha] for such use exclusively to the Company. Pursuant to the agreement, ISI receives a specified price for ISI IFN[alpha] sold to the Company. ISI is also entitled to receive royalties on net sales as well as a percentage of any license fee, option fee or other payment, except royalty or specific research or patent expense reimbursements, which the Company receives for the assignment or sublicense of the Company's rights under the license agreement.

         Since 1994, the Company has been required to expend a minimum of $50,000 per year toward development of products under the Manufacturing and Supply Agreement in order to keep it in force. The Company has done so, and currently intends to continue to make such expenditures. The Manufacturing and Supply Agreement will continue for seven years after the Company's first purchase order for Manufactured Products under the Agreement, and will be automatically renewed for successive three-year terms thereafter, subject to termination by the Company, with or without cause, and subject to termination by ISI at any time after the first renewal term if net sales for a calendar year do not exceed $100,000. The seven-year term has not yet commenced, since the Company has not yet placed an order with ISI for Manufactured Products. "Manufactured Products" is defined in the agreement as ISI IFN[alpha], packaged in accordance with FDA approved dosage forms. The FDA has not yet approved any dosage form within the meaning of the agreement.

         In October 1989, the Company and ISI entered into a license agreement pursuant to which the Company granted to ISI a license (co-exclusive with the Company) of the Company's patented technology for the use and sale of IFN[alpha]-containing products for use in humans worldwide, except for Japan (where the Company has granted to HBL an exclusive license), for a royalty on net sales of licensed products made during the term of the agreement. The original term of the license agreement was to expire on October 20, 1994, but ISI extended its term as therein permitted. As amended in April 1995, the agreement will continue in force for the life of the licensed patents, subject only to ISI's right to terminate the agreement with or without cause (in which case ISI must cease any use or sale of the licensed products), and the Company's right to terminate for breach of the agreement by ISI, or upon certain other events.

         In April 1995, in connection with the settlement of certain patent and infringement litigation brought by the Company in New Zealand against Fernz Corporation Limited, Pharma Pacific Management Pty. Ltd. ("PPM") and certain other companies and certain opposition proceedings brought by PPM against the Company and certain of the Company's licensors in Australia and Europe, the Company entered into a non-exclusive license agreement with PPM. Pursuant to such agreement, the Company licenses to PPM worldwide, except in Japan, the right to use the Company's patented technology for the use and sale of IFN[alpha]-containing products in humans and PPM is obligated to pay the Company a royalty based on sales of the product in countries where any of the licensed patents has issued. To the Company's knowledge, PPM is not selling products covered by the license in any such country. PPM also paid to the Company $500,000 as a reimbursement of a portion of the Company's research and expenses related to the licensed technology and a $50,000 license fee to be credited against future royalties. In connection with the settlement, ISI and the Company agreed to an amendment of ISI's license from the Company pursuant to which ISI granted back to the Company any right to sublicense the licensed technology (except that ISI retained the right to sublicense such technology in connection with the use and sale of ISI IFN[alpha] products) and the Company purchased 312,500 shares of the common stock of ISI, a public company, for $625,000. Following a 4:1 reverse split in March 1997, the Company sold 65,000 shares of ISI stock, leaving a balance of 13,125 shares at December 31, 1998.

         On October 13, 1998, the Company engaged Trust Company of the South
(TCOS) to act as its Executive Advisor. TCOS's services in connection with this engagement will include assisting the Company, in (1) Preparation of a corporate profile suitable for use with brokers and investors (research, write, design, print and distribute), (2) Designing and implementation of a plan for both the short and long term promotion of investor interest in the Company, (3) Interfacing with the investment community on behalf of the Company and publicly promoting investor interest in the Company, (4) Preparation of press releases, upon request, and introduction of the Company to appropriate financial writers and media persons, (5) Enlistment of additional market makers for the Company's stock, (6) Development of a list of key brokers that can be cultivated on behalf of the Company and its stock, and seek to enhance the interest of these brokers in the Company, (7) Assistance, when requested, in the preparation of presentations to broker and investor groups, (8) Development, with Company's officers of an ongoing in-house program for investor relations, (9) Coordination with management and other board members in the selection of additional outside board members, (10) Evaluation of the benefits of listing the Company's securities on the American Stock

Exchange when and if appropriate, (11) Evaluation and recommendations regarding utilizing personal and corporate trust services provided by TCOS.

         The Company agrees to promptly reimburse TCOS for all expenses incurred by TCOS pursuant to this engagement. Such expenses shall include but not be limited to, transportation, lodging, mileage, meals, parking, tips, copying, printing, telephone, overnight delivery, computer research, postage, telecopy and other miscellaneous items. The Company shall have the right to pre-approve expense charges which would exceed $7,500 in one calendar month.

         The term of this Engagement will be through October 12, 2003; however, the Company may terminate the Engagement prior to the expiration of said term by giving written notice of termination to TCOS at least ten days prior to any six months anniversary of the letter agreement. At the inception of the Engagement TCOS received 112,000 options at $1 3/4 and will be paid $6,000 per month in fees each month thereafter.

PATENTS AND PROPRIETARY RIGHTS

         In July 1997, ABI and Hoffmann-La Roche (HLR) entered a license agreement whereby ABI was granted patent rights to make, have made, use and sell natural interferon alpha in the USA, under US Patent No. 4,503,035, owned by HLR. This license will require ABI to pay a royalty to HLR on sales in the USA until March 2002.

         Three patents issued in October and December, 1998 with claims valid until the year 2015. Those patents are "Treatment of Bacterial Infection with Oral Interferon-Alpha" (US Patent No. 5,817,307), "Treatment of Neoplastic Disease with Oral Interferon" (US Patent No. 5,824,300) and "Treatment of Autoimmune Disorders with Oral Interferon" (US Patent No. 5,846,526). Another patent (US Patent No. 5,830,056) issued November 3, 1998 entitled "Treatment of Viral Disease with Oral Interferon-Alpha"; because of a terminal disclaimer, this patent has claims valid until May 28, 2008.

         A Notice of Allowance of Claims was received in November 1998 on US Patent Application Serial No. 07/875/630 filed April 28, 1992; claims were granted with a terminal disclaimer such that claims will be valid until December 13, 2002.

COMPETITION

         The pharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition. The Company believes that its ability to compete will be dependent in large part upon its ability to continually enhance and improve its products and technologies. In order to do so, the Company must effectively utilize and expand its research and development capabilities and, once developed, expeditiously convert new technology into products and processes which can be commercialized. Competition is based primarily on scientific and technological superiority, technical support, availability of patent protection, access to adequate capital, the ability to develop, acquire and market products and processes successfully, the ability to obtain governmental approvals and the ability to serve the particular needs of commercial customers. Corporations and institutions with greater resources than the Company may, therefore, have a significant competitive advantage. The Company's potential competitors include entities that develop and produce therapeutic agents for treatment of human and animal disease. These include numerous public and private academic and research organizations and pharmaceutical and biotechnology companies pursuing production of, among other things, biologics from cell cultures, genetically engineered drugs and natural and chemically synthesized drugs. Almost all of these potential competitors have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources and experience than the Company. The Company's competitors may succeed in developing products or processes that are more effective or less costly than any that may be developed by the Company, or that gain regulatory approval prior to the Company's products. The Company also expects that the number of its competitors and potential competitors will increase as more IFN[alpha] products receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these competitors may be more successful than the Company in manufacturing, marketing and distributing its products. There can be no assurance that the Company will be able to compete successfully.

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

         The FDA approval process for a pharmaceutical product such as oral IFN[alpha] includes review of (i) preclinical laboratory and animal studies to enable FDA review of an Investigational New Drug

("IND") or Investigational New Animal Drug ("INAD") applications, (ii) initial clinical studies to define safety and dose parameters and (iii) well-controlled clinical trials to demonstrate product efficacy and safety, followed by submission and FDA approval of a Product License Application ("PLA") concerning biologics and a New Drug Application ("NDA") with respect to drugs. FDA approval of the NDA and/or PLA is required prior to any commercial sale or shipment of the product, except as to certain exports.

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

         Human clinical trials are typically conducted in three sequential phases with some amount of overlap allowed. Phase I trials normally consist of testing the product in a small number of patient volunteers for establishing safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. In Phase II, the continued safety and initial efficacy of the product are evaluated in a somewhat larger patient population, and appropriate dosage amounts and treatment intervals are determined. Phase III trials typically involve more definitive testing of the appropriate dose for safety and clinical efficacy in an expanded patient population at multiple clinical testing centers. A clinical plan, or "protocol," accompanied by the approval of the institution participating in the trials, must be submitted to the FDA prior to commencement of each clinical trial. Each clinical study must be conducted under the auspices of an Institutional Review Board ("IRB") at the institution performing the clinical study. An IRB may require changes in a protocol, and there can be no assurance that an IRB will permit any given study to be initiated or completed. In addition, the FDA may order the temporary or permanent discontinuation of clinical trials at any time. In light of this process, the Company must necessarily rely on other persons and institutions to conduct studies. The Company cannot guarantee that such persons and institutions will conduct studies properly. There also can be no assurance that Phase I, Phase II and Phase III testing of the Company's products will be completed successfully within any specified time period, if at all.

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

         The facilities of each pharmaceutical manufacturer must be registered with and approved by the FDA as compliant with the agency's good manufacturing practice regulations ("GMP"). For biologics, except certain well-characterized ones, this requires the filing of an establishment license application ("ELA") that must be approved by the FDA for the facility in which the product is maintained. While the ELA and PLA are separate documents, they must be submitted at the same time and both documents must be approved before the sale of the biologic. Continued registration also requires compliance with the FDA's GMP regulations. Products must be formulated in accordance with the FDA's GMP requirements and preclinical tests must be conducted by laboratories that comply with FDA regulations governing the testing of drugs in humans and animals. In order to comply with GMP, manufacturers must continue to expend time, money and effort in production, record keeping and quality control. In addition, manufacturers must comply with regulations promulgated by the United States Drug Enforcement Administration and similar state and local regulatory authorities if they handle controlled substances, and they must be registered with the United States Environmental Protection Agency and similar state and local regulatory authorities if they generate toxic or dangerous waste streams. The Company asserts that the manufacture or use of IFN[alpha] does not pose an environmental hazard. Other regulatory agencies, such as the Occupational Safety and Health Administration, also monitor manufacturing facilities for compliance with workplace safety regulations. Each of these organizations conducts periodic establishment inspections to confirm continued compliance with its regulations. Failure to comply with any of these regulations could mean fines, interruption of production and even criminal prosecution.

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

RESEARCH AND DEVELOPMENT

         During the years ended December 31, 1998 and 1997, the Company incurred expenses of $1,372,850 and $1,650,415, respectively, resulting from Company-sponsored research and development activities. Research and development is expected to remain a significant component of the Company's business. The Company has arranged for others to perform substantially all of its clinical research and intends to continue to do so while utilizing its staff for monitoring such research. See also ITEM 6, "MANAGEMENT'S 1999 PLAN OF OPERATIONS
- Research and Development".

ITEM 2.           DESCRIPTION OF PROPERTY.

         The Company's executive and administrative offices are located at 800 West 9th Avenue, Amarillo, Texas in a 5,200 square foot facility owned by the Company. The building contains offices, meeting rooms and a biologic storage area. The Company believes that the facility is adequate for its present and anticipated use. The facility is insured against hazards in the amount of its market value.

ITEM 3.           LEGAL PROCEEDINGS.

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
                  MATTERS

         Since August 8, 1996, the Company's common stock has traded on the NASDAQ SmallCap Market under the symbol AMAR. The range of high and low sales prices as quoted on the NASDAQ SmallCap Market for each quarter of 1998 and 1997 are as follows:


                                 1998                      1997
                         --------------------       -------------------
           Quarter        High           Low         High          Low
           -------       -----          -----       -----         -----
            First        5.500          3.000       9.875         3.750
            Second       5.375          2.750       4.500         3.375
            Third        4.000          1.000       4.250         3.500
            Fourth       2.250           .313       6.500         3.250

         As of March 5, 1999, the Company had 310 shareholders of record and approximately 594 beneficial shareholders.

ITEM 6.           MANAGEMENT'S 1999 PLAN OF OPERATIONS

         The Company's Management has developed a Plan of Operations for 1999. As a development stage company, the Company continues to engage in research and development activities focused on developing biologics for the treatment of human and animal diseases. The Company has not commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. The Company's accumulated deficit has continued to grow, from $9,045,000 at December 31, 1997, to $11,378,000 at December 31, 1998. Operating
losses are expected to continue for the foreseeable future and until such time as the Company is able to attain sales levels sufficient to support its operations.

         In 1999 the Company will continue its research and development activities, as well as the activities necessary to develop commercial partnerships and licenses. The Company's expenditure of financial resources in 1999 will fall principally into six broad categories, as follows: Research and Development; Personnel; Consulting and Professional (other than legal and accounting); Legal; Public Relations, Investor Relations, and Shareholder Relations; and Liquidity Needs. The Company's expectations and goals with respect to these categories are addressed separately below, by category:

RESEARCH AND DEVELOPMENT

         Until it achieves commercial product sales, the Company's business is research and development, and this is the area where the Company's principal efforts will be expended in 1999. The Company has budgeted approximately $5.2 million for expenditure in 1999 on research and development, inclusive of amounts to be expended on the Company's Phase III Sjogren's syndrome clinical trial, which commenced at the end of 1998. A contract research organization is managing the study.

         The budgeted amount for Research and Development in 1999 includes approximately $250,000 for fibromyalgia studies, and approximately $100,000 for other human clinical trials, which includes some final costs relating to completed studies. Other indications which will receive attention by the Company in 1999 are hepatitis B and the treatment of oral warts in HIV-infected patients.

PERSONNEL

         In addition to its intellectual property, the Company's principal assets are its personnel. The Company has been successful in controlling its personnel costs, both by maintaining its principal location in Amarillo, Texas, and by ensuring maximum efficiency and utilization of existing personnel. Important new management team members have been hired to complete the progression from a research and development organization to a company with commercially viable products. The Company has budgeted approximately $1 million for personnel expenses in 1999, including salaries, payroll taxes, worker's compensation insurance, directors and officers general liability insurance, and group life, health, dental, and liability insurance.

         At the present time, the President and CEO of the Company, Joseph M. Cummins, is also serving as the Company's Chief Financial Officer. Management foresees a need to recruit a qualified individual to serve the company in the finance and accounting areas. The Company's 1999 personnel budget therefore includes salary and fringe benefits for such a person.

CONSULTING AND PROFESSIONAL (EXCEPT LEGAL AND ACCOUNTING)

         The Company has budgeted approximately $150,000 for expenditure on professional consultants in 1999. Consulting fees are expected to be paid to the Company's scientific advisory board; to certain directors who perform specific consulting tasks at the Company's request; and to a number of independent consultants, in connection with the operation of the Company. The Company will continue to use the services of consultants to complement the Company's small full-time staff, where such is a more efficient utilization of the Company's resources.

LEGAL AND ACCOUNTING

         Although the Company is not involved in litigation, it has budgeted legal expenses of approximately $180,000 in 1999. Almost 40% of the Company's legal expenditures will be for preparation and filing of patents and for maintenance of existing patents in a number of countries. Other legal expenses will be related to compliance with laws and regulations affecting public companies, licensing and contracting, and general corporate matters. The Company does not presently have an in-house legal staff, nor does it intend to put such a staff in place in 1999. The Company will maintain Ernst & Young as its auditors.

PUBLIC RELATIONS, INVESTOR RELATIONS AND SHAREHOLDER RELATIONS

         The Company recognizes that its ability to raise capital will depend, to some extent, upon its relations with both potential future investors and its existing shareholders. In turn, such relationships are built upon the foundation of adequate, timely, and comprehensible communications. Accordingly, the Company has budgeted approximately $125,000 for expenditure on these items in 1999. The expenditures will include payments to the Company's public relations consultants, as well as the

Company's expenses in attending a number of meetings with analysts and institutional investors. The Company has also budgeted sufficient amounts to maintain its comprehensive web site (www.amarbio.com).

LIQUIDITY NEEDS

         The principal budget items discussed above, along with other miscellaneous costs and expenses, will cause the Company to expend approximately $6.8 million in 1999, including the substantial expense of the Company's Phase III Sjogren's syndrome trial, and the additional personnel costs referred to under "Personnel", above. At December 31, 1998, the Company had available cash of $4,776,000. The Company will need to raise additional funds in order to completely execute its 1999 Plan. Should a commitment for additional funds not be obtained during the second quarter of 1999, the Company will take steps to curtail clinical trial expenditures and to reduce staff and administrative expenses. Management believes that based on the Company's ability to curtail clinical trial expense and to reduce staff and administration expenses, available funds are sufficient to meet its anticipated cash requirements for at least the next twelve months.

THE YEAR 2000 ISSUE

ABI'S STATE OF READINESS

IT Systems. The Company owns relatively few information technology ("IT") systems, consisting of approximately twelve (12) computers. The basic input/output system ("BIOS") of each computer has been checked using publicly available utilities designed for that purpose. With one exception, the BIOS of each computer was found to be Year 2000 compliant. The non-compliant computer was brought into compliance with software, and in a subsequent test, proved to be Year 2000 compliant.

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

         The Company has not yet encountered any actual Year 2000 problems, except for one computer BIOS (see "IT Systems", above), which was corrected with publicly available shareware at no cost to the Company. The Company therefore has not spent any money on remediation. All of the costs incurred to date have been related to the investigation of potential Year 2000 issues. All of the Year 2000 related costs should be incurred before the end of April, 1999. We anticipate that these costs will not exceed $10,000.

THE RISK OF THE COMPANY'S YEAR 2000 ISSUES

         There are two ways in which the Company would be adversely affected by a worst-case Year 2000 scenario.

         First, Year 2000 problems could interrupt the supply of clinical supplies to clinical testing sites. If clinical supplies became corrupted and had to be replaced, or if the supplies otherwise became temporarily unavailable, this would cause a 3-6 month delay in the clinical trial. Such a delay would delay the ultimate profits to the Company from sales of the drug by the same amount of time.

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

CONTINGENCY PLANS

Drug Supply. The Company has only one supplier for the drug itself, but does have a second source for the processing and packaging of the drug into a usable clinical trial form. The Company plans to establish a stockpile of each drug before beginning clinical trials. This will provide a buffer against any possible interruption of supply due to a Year 2000 problem. But stockpiling alone is not enough to guarantee a supply of the drug during the clinical trials. In order to afford the greatest amount of stability, clinical study supplies are refrigerated. Conceivably, a Year 2000 problem could cause the failure of the refrigeration system and ruin the supply of the drug. Central storage of clinical supplies will be temporary only, pending distribution to study sites, and will be at a location with adequate backup systems, meaning those with the capability to generate electrical power with fossil fuel fired generators, though the individual clinical trial sites may not have these precautions. In the event of loss of trial supplies at one or more trial sites, the Company will have the capability to replace such supplies, within certain limits. Specifically, the Company orders 10% more of all clinical supplies than will be required for conduct of the study, assays, and other requirements. By way of example, the Company's Phase III Sjogren's syndrome trial will involve 50 separate trial sites. Accordingly, the Company will have sufficient clinical supplies to replace lost clinical supplies at five of those trial sites. If the losses of clinical supplies exceeded that amount, the Company would then be dependent upon its suppliers to replace such trial supplies. If such suppliers had also experienced interruptions in their manufacturing capability, the commencement of the trials at certain sites could be delayed.

Data Integrity. Clinical trial data and the study codes used in the study will be stored both in hardcopy form and on diskette. While the hardcopies should provide the ultimate in data safety, the diskettes should also be safe from any Year 2000 harm. The diskettes will provide a less expensive way of restoring lost clinical trial data and study codes in the event of a Year 2000 problem.

FORWARD-LOOKING STATEMENTS

         Certain statements made in this Plan of Operations and elsewhere in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, achievements, costs or expenses and may contain words such as "believe", "anticipate", "expect", "estimate", "project", "budget", or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are detailed from time to time in reports filed by the Company with the SEC, including Forms 8-K, 10-QSB and 10-KSB, and include among others the following: promulgation and implementation of regulations by the U.S. Food and Drug Administration ("USFDA"); promulgation and implementation of regulations by foreign governmental instrumentalities with functions similar to those of the USFDA; costs of research and development and clinical trials, including without limitation, costs of clinical supplies, packaging and inserts, patient recruitment, trial monitoring, trial evaluation, and publication; and possible difficulties in enrolling a sufficient number of qualified patients for certain clinical trials. The Company is also dependent upon a broad range of general economic and financial risks, such as possible increases in the costs of employing and/or retaining qualified personnel and consultants, possible Year 2000 issues, and possible inflation which might affect the Company's ability to remain within its budget forecasts. The principal uncertainties to which the Company is presently subject are its inability to ensure that the results of the Sjogren's syndrome Phase III trial, or any other trials performed by the Company, will be sufficiently favorable to ensure eventual regulatory approval for commercial sales, and its inability to accurately budget at this time the possible costs associated with hiring and retaining of additional personnel to assist the Company both with its finance and accounting functions.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         As of March 8, 1999, the directors and executive officers of the Company were as follows:


NAME                                                        AGE         POSITION
---------------------------------------------------        -----        ---------------------------------
Joseph Cummins, DVM, PhD (1)(3)....................         56          Chairman of the Board, President,
                                                                        Chief Executive Officer, Chief
                                                                        Financial Officer and Director

Stephen Chen, PhD (2)(4)...........................         49          Director

James Cook (1)(3)(5)...............................         64          Director

Thomas D'Alonzo (1)(2).............................         55          Director

Katsuaki Hayashibara (3)(4)(5).....................         55          Director

Brian McLean, MD (3)(5)............................         39          Director

Dennis Moore, DVM (1)(4)(5)........................         52          Director

James Page, MD (1)(2)(5)...........................         72          Director

Kathleen L. Kelleher...............................         51          Chief Operating Officer, Vice
                                                                        President Business Development


NAME                                                        Age         Position
---------------------------------------------------        ----         ----------------------------------
The following are not executive officers, but are expected by the Company to make a significant contribution to the business:

Philip C. Fox, DDS.................................         51          Director Research and Development

John M. Smith......................................         62          Director of Marketing and
                                                                        International Business Development

Martin J. Cummins..................................         32          Clinical Projects Director

(1)   Member of the Executive Committee.
(2)   Member of the Compensation Committee.
(3)   Member of the Finance Committee.
(4)   Member of the Audit Committee.
(5)   Member of the Stock Option Plans Administration Committee.

         Joseph Cummins has been the Chairman of the Board of the Company since he founded it in June 1984. Dr. Cummins has also served as President of the Company since December 1994, and as Chief Financial Officer since October 1998. He received a PhD degree in microbiology from the University of Missouri in 1978 and a doctor of veterinary medicine degree from Ohio State University in 1966. Dr. Cummins has been conducting research concerning IFN since 1969.

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

         Kathleen Kelleher has been an officer of the Company since January 1999. Ms. Kelleher holds a Bachelor's Degree and a Master's Degree in Biology. In addition, she holds a MBA from the University of Chicago. Ms. Kelleher has spent the last twenty years working in the pharmaceutical and biopharmaceutical industry. She has held senior management positions in marketing, business development, licensing, product planning, strategic marketing, strategic planning and operations. Most recently, Ms. Kelleher was employed as senior director of licensing at G.D. Searle, the pharmaceutical division of Monsanto.

         Philip Fox joined Amarillo Biosciences as Director, Research and Development in January 1999. Prior to that, he was at the National Institutes of Health, National Institute of Dental and Craniofacial Research since 1976. During his NIH tenure, he served as Clinical Director of the Intramural Research Program, and Chief of the Clinical Investigations Section, Gene Therapy and Therapeutics Branch. Dr. Fox is an oral/maxillofacial surgeon and a diplomate of the American Board of Oral Medicine.

         John Smith has been an officer of the Company since December 1998. During a long career in pharmaceutical marketing, he has held senior marketing/business development positions with Pfizer and Bristol-Myers Squibb as well as small companies in the U.S., Europe, Indonesia, China and Hong Kong.

         Martin Cummins has held several positions within Amarillo Biosciences since joining the Company full-time in June 1992. Mr. Cummins currently oversees all research studies involving human participants as Clinical Project Director.

         The Company's directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. The Company pays directors who are not employees of the Company a fee of $1,000 per regularly scheduled Board meeting attended, or $250 for participation in a regularly scheduled Board meeting by conference telephone. The Company reimburses all directors for their expenses in connection with their attendance at such meetings.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 1998, all filings applicable to its directors, officers and more than 10 percent beneficial owners were timely filed.

ITEM 10.          EXECUTIVE COMPENSATION.

         The following table sets forth for the three years ended December 31, 1998 compensation paid by the Company to its Chairman of the Board, President and Chief Executive Officer; to its former Executive Vice-President and Chief Financial Officer and to its Director of Marketing and International Business Development. None of the Company's other executive officers had annual salary and bonus in excess of $100,000 for services rendered during any of the three years ended December 31, 1998.

                                            SUMMARY COMPENSATION TABLE

                                                                             Annual Compensation
                                                         ------------------------------------------------------------
  NAME AND PRINCIPAL POSITION                  YEAR           SALARY               BONUS         OTHER COMPENSATION
------------------------------------------     ----      -----------------       ------------    --------------------
Dr. Joseph Cummins, Chairman                                                                                   --
     of the Board, President and
     Chief Executive Officer..............     1998      $         120,000       $         --    $
                                               1997                120,000             20,000               12,000(3)
                                               1996                120,000                 --              252,000(4)
Charles Hughes, Executive Vice-
     President and Chief Financial
     Officer (1)..........................     1998                     --                 --                   --
                                               1997                147,435 (2)             --               10,333(3)
                                               1996                 75,000             10,000              157,575(5)
John Smith, Director of Marketing
     and International Business
     Development..........................     1998                100,000                  -                   --

(1)  Mr. Hughes terminated his employment with the Company on September 8, 1997.
(2)  Includes both 1997 salary and severance payments.
(3)  Represents a Company contribution to the Simplified Employee Pension Plan.
(4) Represents the value of 30,000 shares of common stock issued at $5.00 per share and payment of withholding tax requirements in settlement of restricted stock grants and a Company contribution of $12,000 to the Simplified Employee Pension Plan.
(5) Represents the value of 19,000 shares of common stock issued at $5.00 per share and payment of withholding tax requirements in settlement of restricted stock grants and a Company contribution of $7,500 to the Simplified Employee Pension Plan.

                              OPTION GRANTS IN 1998

        The following table sets forth certain information relating to options granted in 1998 to the executive officers named above, to purchase shares of common stock of the Company.


                                               NUMBER OF
                                               SHARES OF
                                              COMMON STOCK          % OF TOTAL
                                               UNDERLYING        OPTIONS GRANTED     EXERCISE OR
                                                OPTIONS            TO EMPLOYEES       BASE PRICE    EXPIRATION
  NAME                                         GRANTED(#)            IN 1997            ($/SH)         DATE
-----------------------------------------     ------------       ---------------     -----------    ----------
John Smith...............................        40,000               67.8%           $1.75 (1)     09/13/2008

(1) The fair market value of the common stock on the date of the grant.

                AGGREGATED OPTION EXERCISES AT DECEMBER 31, 1998
                           AND YEAR-END OPTION VALUES

        The following table sets forth information for the executive officers named above, regarding the exercise of options during 1998 and unexercised options held at the end of 1998.


                                                                NUMBER OF SHARES OF        VALUE OF UNEXERCISED
                                                             COMMON STOCK UNDERLYING          IN-THE-MONEY
                                  SHARES                     UNEXERCISED OPTIONS AT            OPTIONS AT
                                 ACQUIRED ON     VALUE         DECEMBER 31, 1998(#)      DECEMBER 31, 1998($)(1)
NAME                             EXERCISE(#)   REALIZED($)  EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
------------------------------- -------------  ------------ -------------------------   -------------------------
Joseph Cummins                       --             --         5,500    /    9,000         None    /      None
John Smith                            -             -            -      /    40,000        None    /      None

(1) Calculated based on the closing price of the common stock ($1.25) as reported by NASDAQ on December 30, 1998.

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR


                                                                         Cash Compensation                      Security Grants
                                                                  ------------------------------------          ---------------
                                                                                                                   NUMBER OF
                                                                                                                  SECURITIES
                                                                    MEETING                CONSULTING             UNDERLYING
                        NAME                                        FEES(1)                  FEES(2)                OPTIONS
-----------------------------------------------------             -----------             ------------          -------------
Stephen Chen, PhD                                                 $     2,000             $     45,950                5,000
James Cook                                                              2,000                    3,000                5,000
Thomas D'Alonzo                                                         2,000                        -                5,000
Katsuaki Hayashibara                                                    2,000                       --                5,000
Brian McLean, MD                                                        2,000                       --                5,000
Dennis Moore, DVM                                                       2,000                    4,500                5,000
James Page, MD                                                          1,000                    1,200                5,000

(1) Each director receives a fee of $1,000 for in-person attendance at each regular directors' meeting.

(2) Each director receives $1,200 per day for employment on special projects or assignments.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

        As of December 31, 1998, there were 5,414,232 shares of the Company's common stock outstanding. The following table sets forth as of December 31, 1998, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:


NAME AND ADDRESS                                            NUMBER OF SHARES      PERCENT OF TOTAL
-----------------------------------------------             ----------------      ----------------
Hayashibara Biochemical Laboratories, Inc.
2-3 Shimoishii 1-chome
Okayama 700, Japan                                              1,232,856                  22.8
Dr. Joseph Cummins
800 West 9th Avenue
Amarillo, Texas 79101                                             676,814(1)               12.5
Mesa Operating Limited Partnership
P.O. Box 2009
Amarillo, Texas 79189-2009                                        315,120                   5.8
Mochida Pharmaceutical Co., Ltd.
7, Yotsuya 1-chome
Shinjuku-Ku
Tokyo 160, Japan                                                  300,000                   5.5

(1) Includes an aggregate of 337,668 shares of common stock held by Joseph Cummins as trustee under certain trusts for the benefit of his children and 10,590 shares owned by Dr. Cummins' wife.

        The following table sets forth the beneficial ownership of the Company's stock as of December 31, 1998 by each director, and by all executive officers and directors as a group:


DIRECTORS                                           NUMBER OF SHARES         PERCENT OF TOTAL
---------------------------------------------       ----------------         ----------------
Joseph Cummins                                           676,814(1)               12.5
Dennis Moore                                             149,616                   2.8
James Cook                                                66,600(2)                1.2
Katsuaki Hayashibara                                      48,240                   1.0
Stephen Chen                                               7,900                     *
Thomas D'Alonzo                                            3,000                     *
Brian McLean                                                  --                    --
James Page                                                    --                    --
Total Group (all directors and                           952,170                    17.5
executive officers - 8 persons)

*    Less than 1%
(1) Includes an aggregate of 337,668 shares of common stock held by Joseph Cummins as trustee under certain trusts for the benefit of his children and 10,590 shares owned by Dr. Cummins' wife.
(2)  All of such shares are owned jointly with Mr. Cook's wife.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has relied significantly on HBL, the largest shareholder of the Company, for a substantial portion of its capital requirements. From 1989 to 1996, HBL has provided an aggregate of $9,000,000 of funding pursuant to the Development Agreement, purchased from the Company an aggregate of 661,620 shares of common stock for a total purchase price of $2,444,300 and made loans to the Company aggregating $3,600,000, of which $1,000,000 loaned after March 31, 1996 was repaid simultaneously with the consummation of the IPO. As of December 31, 1998, the outstanding amount of the Company's indebtedness to HBL (including accrued interest) was $2,808,356. HBL owns 1,232,856 shares, approximately 23% of the Company's common stock. In addition to the Development Agreement, HBL and the Company are parties to various license and manufacturing and supply agreements pursuant to which the Company licenses certain technology to or from HBL and HBL supplies formulations of its IFN[alpha] to the Company.

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

         During the years ended December 31, 1998 and 1997, the Company paid $74,000 and $88,000, respectively, for legal services rendered by Morris, Moore, Moss and Douglass, P.C. Edward Morris, the Secretary of the Company, is a member of such firm.

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

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT INDEX


 NUMBER           DESCRIPTION
--------------    ---------------------------------------------------------------------------
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

10.15*            License and Supply Agreement dated July 10, 1995 between Veldona Africa, Inc.
                  ("VAF") and Innovative Therapeutics, Ltd. ("ITL").

10.16*            Pricing Amendment, dated December 5, 1995 between VAF and ITL.

10.18*            Form of Consulting Agreement between the Company and the Underwriter.

10.19*            Research Agreement dated March 25, 1996 between the Company and Ajinomoto Co.,
                  Inc.

10.20             1996 Employee Stock Option Plan, Amended and Restated as of September 12, 1998.

10.21             Outside Director and Advisor Stock Option Plan, Amended and Restated as of
                  September 12, 1998.


 NUMBER           DESCRIPTION
--------------    ---------------------------------------------------------------------------
10.22*            Form of Indemnification Agreement between the Company and officers and directors of the Company.

10.23*            Indemnification Agreement between HBL and the Company.

10.24*            Stock Purchase Agreement dated as of September 21, 1987 between Mesa Operating
                  Limited Partnership and the Company.

10.26**           License Agreement dated July 22, 1997, between Hoffmann-La Roche Inc., and the
                  Company.

10.27**           Distribution Agreement dated January 12, 1998, between Global Damon
                  Pharmaceutical and the Company.

10.28**           Distribution Agreement dated September 17, 1997, between HBL and the Company
                  (TNF-A).

10.29**           Distribution Agreement dated September 17, 1997, between HBL and the Company
                  (IFN-G).

10.30             Amendment No. 1 dated September 28, 1998 to License Agreement of March 22,
                  1988, between The Texas A&M University System and the Company.

10.31             Employment Agreement dated as of November 29, 1998 between the Company and
                  Kathleen L. Kelleher.

10.32             Employment Agreement dated as of September 14, 1998 between the Company and
                  Dr. Philip C. Fox.

10.33             Employment Agreement dated as of September 14, 1998 between the Company and
                  John Smith.

10.34             Engagement Agreement dated as of October 15, 1998 between Trust Company of the
                  South and the Company.

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

27.                    Financial Data Schedule

*The Exhibit is incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form SB-2 filed with and declared effective by the Commission (File No. 333-4413) on August 8, 1996.
**The Exhibit is incorporated by reference to the Company's 1997 Annual Report on Form 10-KSB filed with the Commission on or before March 31, 1998.

                               REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed for the quarter ended December 31, 1998.

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

Date:  March 26, 1999
      -------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                                          Title                                      Date
---------                                                          -----                                      ----
/s/ JOSEPH M. CUMMINS                                                                                March 26, 1999
---------------------------------------                       Chairman of the Board,                ------------------------------
Joseph M. Cummins                                             President, Chief Financial
                                                              Officer, Director and
                                                              Chief Executive Officer
/s/ JAMES COOK                                                                                       March 26, 1999
---------------------------------------                       Director                              ------------------------------
James Cook
/s/ DENNIS MOORE                                                                                     March 26, 1999
---------------------------------------                       Director                              ------------------------------
Dennis Moore
/s/ JAMES PAGE                                                                                       March 26, 1999
---------------------------------------                       Director                              ------------------------------
James Page
/s/ BRIAN MCLEAN                                                                                     March 26, 1999
---------------------------------------                       Director                              ------------------------------
Brian McLean

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

                        Consolidated Financial Statements

                          Year ended December 31, 1998



                                    CONTENTS



Report of Independent Auditors ...................................F-1


Audited Consolidated Financial Statements


Consolidated Balance Sheets ......................................F-2

Consolidated Statements of Operations.............................F-3

Consolidated Statements of Stockholders' Equity (Deficit).........F-4

Consolidated Statements of Cash Flows ............................F-7

Notes to Consolidated Financial Statements........................F-9

                         Report of Independent Auditors



The Board of Directors
Amarillo Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Amarillo Biosciences, Inc. and subsidiaries (companies in the development stage) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period June 25, 1984, (inception) through December 31, 1991, were audited by other auditors whose report dated July 12, 1992, which has been furnished to us, expressed an unqualified opinion on those statements. The financial statements for the period June 25, 1984, (inception) through December 31, 1991, include total revenues and net loss of $643,566 and $3,901,236, respectively. Our opinion on the statements of operations, stockholders' equity (deficit), and cash flows for the period June 25, 1984, (inception) through December 31, 1998, insofar as it relates to amounts for prior periods through December 31, 1991, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amarillo Biosciences, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended, and the period from June 25, 1984 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.




                                                               ERNST & YOUNG LLP

Dallas, Texas
February 11, 1999

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

                           Consolidated Balance Sheets


                                                                          DECEMBER 31,
                                                               ------------------------------
                                                                   1998              1997
ASSETS
Current assets:
   Cash and cash equivalents                                   $  4,776,328      $    879,170
   Marketable securities                                               --           6,007,182
   Other current assets                                              43,415            70,779
                                                               ------------      ------------
Total current assets                                              4,819,743         6,957,131

Property and equipment, net                                         116,761           125,179
Patent license, net of accumulated amortization of $81,177
   and $73,824 in 1998 and 1997, respectively                        43,823            51,176
Organizational costs, net of accumulated amortization of
   $6,084 and $4,962 in 1998 and 1997, respectively                    --               1,122
Investment in ISI common stock                                        5,735           114,023
                                                               ------------      ------------
Total assets                                                   $  4,986,062      $  7,248,631
                                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $     88,920      $     74,754
   Accrued interest expense                                         208,356            91,356
   Accrued legal expense                                              1,609            28,341
   Accrued vacation                                                  19,000            19,000
   Other accrued expense                                                113               617
                                                               ------------      ------------
Total current liabilities                                           317,998           214,068

Notes payable                                                     2,600,000         2,600,000
                                                               ------------      ------------
Total liabilities                                                 2,917,998         2,814,068

Commitments and contingencies

Stockholders' equity
   Common stock, $.01 par value:
   Authorized shares -10,000,000
   Issued shares- 5,414,232 in 1998 and 1997                         54,142            54,142
   Additional paid-in capital                                    13,392,138        13,392,138
   Deficit accumulated during the development stage             (11,378,216)       (9,045,415)
   Accumulated other comprehensive income                              --              33,698
                                                               ------------      ------------
Total stockholders' equity                                        2,068,064         4,434,563
                                                               ------------      ------------
Total liabilities and stockholders' equity                     $  4,986,062      $  7,248,631
                                                               ============      ============

See accompanying notes.

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

                      Consolidated Statements of Operations


                                                                                CUMULATIVE
                                                                               FROM JUNE 25,
                                                                                   1984
                                                                               (INCEPTION)
                                            YEAR ENDED        YEAR ENDED         THROUGH
                                            DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                               1998               1997             1998
                                            ------------      ------------      ------------
Revenues:
   Contract revenues                        $       --        $       --        $  9,000,000
   Interferon sales                                 --                 396           420,974
   Interest income                               296,819           411,700         1,414,637
   Sublicense fees                                  --                --             113,334
   Royalty income                                   --                --              31,544
   Gain (loss) on sale of ISI stock              (74,590)          188,562           113,972
   Other                                              60            52,000           604,431
                                            ------------      ------------      ------------
                                                 222,289           652,658        11,698,892
Expenses:
   Research and development expenses           1,372,850         1,650,415        11,352,444
   Selling, general, and administrative
      expenses                                 1,065,240         1,355,435        10,872,720
   Interest expense                              117,000           118,060           816,944
                                            ------------      ------------      ------------
                                               2,555,090         3,123,910        23,042,108

                                            ------------      ------------      ------------
Loss before income taxes                      (2,332,801)       (2,471,252)      (11,343,216)
Income tax expense                                  --                --              35,000
                                            ------------      ------------      ------------
Net loss                                    $ (2,332,801)     $ (2,471,252)     $(11,378,216)
                                            ============      ============      ============

Basic and diluted net loss per share        $      (0.43)     $      (0.46)
                                            ============      ============

Weighted average shares outstanding            5,414,232         5,414,232
                                            ============      ============


See accompanying notes.

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

            Consolidated Statements of Stockholders' Equity (Deficit) Cumulative from June 25, 1984 (Inception) through December 31, 1998



                                                                                                                       DEFICIT
                                                                                                                     ACCUMULATED
                                                                           COMMON STOCK            ADDITIONAL        DURING THE
                                                       ISSUANCE     -------------------------       PAID IN          DEVELOPMENT
                                                        PRICE           SHARES       AMOUNT         CAPITAL             STAGE
                                                     ----------     ----------     ----------     ------------      --------------
1984
Initial issuance for cash                            $     0.29         84,000     $      840     $     23,660      $       --
Initial issuance in exchange for legal fees                0.29         30,000            300            8,450              --
Initial issuance in exchange for services
   research and development costs and                      0.01      1,086,000         10,860           (9,955)             --

1985
Issuance for cash                                          0.83        102,000          1,020           83,980              --
Issuance in exchange for professional fees
   salaries and research services                          0.83         10,800            108            8,892              --

1986
Issuance in exchange for professional fees
   salaries and services                                   0.83         22,800            228           18,772              --
Treasury stock purchase; 11,040 shares at cost                            --             --               --                --
Issuance for cash                                     0.83-1.25        182,352          1,824          154,626              --
Issuance in exchange for professional fees
   salaries and research services                          0.83         19,020            190           15,660              --

1987
Issuance for cash                                     1.25-2.08        309,648          3,096          445,974              --
Treasury stock purchase; 2,400 shares at cost                             --             --               --                --

1988
Issuance for cash                                          1.88        120,972          1,210          225,613              --

1989
Issuance for cash                                          2.08          2,568             26            5,324              --
Issuance for cash                                          2.50        227,748          2,277          567,093              --

1990
Issuance for cash                                     1.72-2.50        592,584          5,926        1,108,634              --
Issuance for cash                                          4.17        174,000          1,740          723,260              --
Issuance in exchange for note receivable from
   stockholder                                             2.50         54,540            545          135,805              --

1991
Repayment of note receivable from stockholder                             --             --               --                --
Net loss and total comprehensive loss cumulative
   from June 25, 1984 (inception) through
   December 31, 1991                                                      --             --               --          (3,901,236)





                                                                           NOTE
                                                        UNREALIZED      RECEIVABLE                              TOTAL
                                                        GAIN (LOSS)        FROM             TREASURY          STOCKHOLDERS'
                                                       ON INVESTMENT    STOCKHOLDER          STOCK              EQUITY
                                                       -------------    -----------       ----------        ---------------
1984
Initial issuance for cash                              $       --       $       --        $       --        $     24,500
Initial issuance in exchange for legal fees                    --               --                --               8,750
Initial issuance in exchange for services
   research and development costs and                          --               --                --                 905

1985
Issuance for cash                                              --               --                --              85,000
Issuance in exchange for professional fees
   salaries and research services                              --               --                --               9,000

1986
Issuance in exchange for professional fees
   salaries and services                                       --               --                --              19,000
Treasury stock purchase; 11,040 shares at cost                 --               --             (22,500)          (22,500)
Issuance for cash                                              --               --                --             156,450
Issuance in exchange for professional fees
   salaries and research services                              --               --                --              15,850

1987
Issuance for cash                                              --               --                --             449,070
Treasury stock purchase; 2,400 shares at cost                  --               --              (3,500)           (3,500)

1988
Issuance for cash                                              --               --                --             226,823

1989
Issuance for cash                                              --               --                --               5,350
Issuance for cash                                              --               --                --             569,370

1990
Issuance for cash                                              --               --                --           1,114,560
Issuance for cash                                              --               --                --             725,000
Issuance in exchange for note receivable from
   stockholder                                                 --           (136,350)             --                --

1991
Repayment of note receivable from stockholder                  --            136,350              --             136,350
Net loss and total comprehensive loss cumulative
   from June 25, 1984 (inception) through
   December 31, 1991                                           --               --                --          (3,901,236)

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

            Consolidated Statements of Stockholders' Equity (Deficit) Cumulative from June 25, 1984 (Inception) through December 31, 1998


                                                                                                                       DEFICIT
                                                                                                                     ACCUMULATED
                                                                           COMMON STOCK             ADDITIONAL        DURING THE
                                                      ISSUANCE      --------------------------       PAID IN          DEVELOPMENT
                                                        PRICE         SHARES         AMOUNT          CAPITAL             STAGE
                                                     ----------     ----------     -----------    -------------      --------------
1992
Net loss and total comprehensive loss for year
    ended December 31, 1992                                                --        $     --     $      --         $   (505,558)
                                                                     ---------       ---------    -------------     ------------
Balance at December 31, 1992                                         3,019,032          30,190        3,515,788       (4,406,794)

1993
Net loss and total comprehensive loss for year
    ended December 31, 1993                                                --              --             --            (108,363)
                                                                     ---------       ---------    -------------     ------------
Balance at December 31, 1993                                         3,019,032          30,190        3,515,788       (4,515,157)

1994
Net loss and total comprehensive loss for year
    ended December 31, 1994                                                --             --              --            (129,239)
Adjustment to unrealized loss on investments                               --             --              --               --

Total comprehensive loss
                                                                     ---------       ---------    -------------     ------------
Balance at December 31, 1994                                         3,019,032          30,190        3,515,788       (4,644,396)

1995
Issuance for stock grant                                   2.50         29,640             297           73,803            --
Net loss for year ended December 31, 1995                                  --             --              --            (311,579)
Adjustment to unrealized loss on investments                               --             --              --               --

Total comprehensive loss
                                                                     ---------       ---------    -------------     ------------
Balance at December 31, 1995                                         3,048,672          30,487        3,589,591       (4,955,975)

1996
Issuance for cash                                           5.00     2,300,000          23,000        9,354,502            --
Issuance for stock grant                                    5.00        79,000             790          394,210            --
Warrants issued for cash                                                   --             --                200            --
Cancellation of treasury stock                                         (13,440)           (135)         (25,865)           --
Net loss for year ended December 31, 1996                                  --             --              --          (1,618,188)
Adjustment to unrealized loss on investments                               --             --              --               --

Total comprehensive loss
                                                                     ---------       ---------    -------------     ------------
Balance at December 31, 1996                                         5,414,232          54,142       13,312,638       (6,574,163)

1997
Net loss for year ended December 31, 1997                                  --             --              --          (2,471,252)
Adjustment to unrealized gain (loss) on investment                         --             --              --               --

Total comprehensive loss

Options issued for professional services                                   --             --             79,500            --
                                                                     ---------       ---------    -------------     ------------
Balance at December 31, 1997                                         5,414,232       $  54,142    $  13,392,138     $ (9,045,415)
                                                                     =========       =========    =============     ============



                                                                           NOTE
                                                        UNREALIZED      RECEIVABLE                              TOTAL
                                                        GAIN (LOSS)        FROM             TREASURY          STOCKHOLDERS'
                                                       ON INVESTMENT    STOCKHOLDER          STOCK              EQUITY
                                                       -------------    -----------       ----------        ---------------
1992
Net loss and total comprehensive loss for year
    ended December 31, 1992                            $      --        $      --         $      --         $      (505,558)
                                                       ---------        ---------         ---------         ---------------
Balance at December 31, 1992                                  --               --           (26,000)               (886,816)

1993
Net loss and total comprehensive loss for year
    ended December 31, 1993                                   --               --                --                (108,363)
                                                       ---------        ---------         ---------         ---------------
Balance at December 31, 1993                                  --               --           (26,000)               (995,179)

1994
Net loss and total comprehensive loss for year
    ended December 31, 1994                                   --               --                --                (129,239)
Adjustment to unrealized loss on investments             (57,316)              --                --                 (57,316)
                                                                                                            ---------------
Total comprehensive loss                                                                                           (186,555)
                                                       ---------        ---------         ---------         ---------------
Balance at December 31, 1994                             (57,316)              --           (26,000)             (1,181,734)

1995
Issuance for stock grant                                      --               --                --                  74,100
Net loss for year ended December 31, 1995                     --               --                --                (311,579)

Adjustment to unrealized loss on investments              57,316               --                --                  57,316
                                                                                                            ---------------
Total comprehensive loss                                                                                           (254,263)
                                                       ---------        ---------         ---------         ---------------
Balance at December 31, 1995                                  --               --           (26,000)             (1,361,897)

1996
Issuance for cash                                             --               --                --               9,377,502
Issuance for stock grant                                      --               --                --                 395,000
Warrants issued for cash                                      --               --                --                     200
Cancellation of treasury stock                                --               --            26,000                      --
Net loss for year ended December 31, 1996                     --               --                --              (1,618,188)
Adjustment to unrealized loss on investments              (3,500)              --                --                  (3,500)
                                                                                                            ---------------
Total comprehensive loss                                                                                         (1,621,688)
                                                       ---------        ---------         ---------         ---------------
Balance at December 31, 1996                              (3,500)              --                --               6,789,117

1997
Net loss for year ended December 31, 1997                     --               --                --              (2,471,252)
Adjustment to unrealized gain (loss) on investment        37,198               --                --                  37,198
                                                                                                            ---------------
Total comprehensive loss                                                                                         (2,434,054)
                                                                                                            ---------------
Options issued for professional services                      --               --                --                  79,500
                                                       ---------        ---------         ---------         ---------------
Balance at December 31, 1997                           $  33,698        $      --         $      --         $     4,434,563
                                                       =========        =========         =========         ===============


                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

            Consolidated Statements of Stockholders' Equity (Deficit) Cumulative from June 25, 1984 (Inception) through December 31, 1998

                                                                                                                       DEFICIT
                                                                                                                     ACCUMULATED
                                                                           COMMON STOCK             ADDITIONAL        DURING THE
                                                      ISSUANCE        -----------------------       PAID IN          DEVELOPMENT
                                                        PRICE           SHARES       AMOUNT          CAPITAL             STAGE
                                                     ----------       ----------   ----------     --------------    --------------
Net loss for year ended December 31, 1998                                   -- $   $      --      $         --      $   (2,332,801)
Adjustment to unrealized gain (loss) on investment                          --            --                --                --

Total comprehensive loss                                              ---------    ----------     --------------    --------------
Balance at December 31, 1998                                          5,414,232    $   54,142     $   13,392,138    $  (11,378,216)
                                                                      =========    ==========     ==============    ==============

                                                                           NOTE
                                                        UNREALIZED      RECEIVABLE                              TOTAL
                                                        GAIN (LOSS)        FROM             TREASURY          STOCKHOLDERS'
                                                       ON INVESTMENT    STOCKHOLDER          STOCK              EQUITY
                                                       -------------    -----------       ----------        ---------------
Net loss for year ended December 31, 1998              $          --    $        --       $       --        $     (2,332,801)
Adjustment to unrealized gain (loss) on investment           (33,698)            --               --                (33,698)
                                                                                                            ---------------
Total comprehensive loss                                                                                         (2,366,499)
                                                       -------------    -----------       ----------        ---------------
Balance at December 31, 1998                           $          --    $        --       $       --        $     2,068,064
                                                       =============    ===========       ==========        ===============

See accompanying notes.

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

                      Consolidated Statements of Cash Flows


                                                                                        CUMULATIVE
                                                                                        FROM JUNE 25,
                                                                                           1984
                                                                                        (INCEPTION)
                                                  YEAR ENDED         YEAR ENDED           THROUGH
                                                  DECEMBER 31,      DECEMBER 31,         DECEMBER 31,
                                                     1998              1997                 1998
                                                 -------------      -------------      -------------
OPERATING ACTIVITIES
Net loss                                         $  (2,332,801)     $  (2,471,252)     $ (11,378,216)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Loss on impairment of ISI stock                      74,590               --               74,590
   Depreciation                                         19,486             21,388            190,466
   Amortization                                          8,475              7,648             92,217
   Discount on investment in ISI                          --             (125,325)            24,675
   Recognition of deferred sub-license
     fees                                                 --                 --              (32,844)
   Organization costs                                     --               (1,087)           (11,040)
   Gain (loss) on sale of assets                          --                1,002             (7,373)
   Common stock issued for stock grant                    --                 --              469,100
   Common stock issued for services                       --                 --               53,505
   Options issued for services                            --               79,500             79,500
Changes in operating assets and liabilities:
   Other current assets                                 27,364             36,756            (43,415)
   Accounts payable                                     14,166            (63,544)            88,920
   Accrued expenses                                     89,764           (199,339)           229,078
                                                 -------------      -------------      -------------
Net cash used in operating activities               (2,098,956)        (2,714,253)       (10,170,837)

INVESTING ACTIVITIES
Sale (purchase) of marketable
   securities                                        6,007,182            (22,812)              --
Capital expenditures                                   (11,068)           (12,688)          (322,925)
Proceeds from sale of equipment                           --                9,626             23,071
Purchase of patent license                                --                 --             (125,000)
Sale of (investment in) ISI common
   stock                                                  --              520,000           (105,000)
                                                 -------------      -------------      -------------
Net cash used in investing activities            $   5,996,114      $     494,126      $    (529,854)

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

                Consolidated Statements of Cash Flows (continued)


                                                                                CUMULATIVE
                                                                                FROM JUNE 25,
                                                                                  1984
                                                                                (INCEPTION)
                                          YEAR ENDED          YEAR ENDED         THROUGH
                                          DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                              1998               1997               1998
                                          -------------     -------------      -------------
FINANCING ACTIVITIES
Receipt of sub-license fees               $        --       $        --        $      32,844
Proceeds from notes payable                        --             300,000          2,600,000
Repayment of note receivable from
   stockholder for purchase of common
   stock                                           --                --              136,350
Issuance of common stock                           --                --           12,733,825
Acquisition of treasury stock                      --                --              (26,000)
                                          -------------     -------------      -------------
Net cash provided by financing
   activities                                      --             300,000         15,477,019
                                          -------------     -------------      -------------
Net increase (decrease) in cash and
   cash equivalents                           3,897,158        (1,920,127)         4,776,328
Cash and cash equivalents at
   beginning of period                          879,170         2,799,297               --
                                          -------------     -------------      -------------
Cash and cash equivalents at end of
   period                                 $   4,776,328     $     879,170      $   4,776,328
                                          =============     =============      =============

SUPPLEMENTAL INFORMATION
Cash paid for income taxes                $        --       $        --        $      37,084
                                          =============     =============      =============

Cash paid for interest                    $        --       $        --        $       6,466
                                          =============     =============      =============

See accompanying notes.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

                   Notes to Consolidated Financial Statements

                                December 31, 1998



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTS POLICIES

ORGANIZATION

Amarillo Biosciences, Inc. (the Company), is a development stage company, developing and marketing within the United States and internationally applications of low dose oral IFN[alpha] in both humans and animals. The Company is currently conducting clinical studies as part of the process of obtaining regulatory approval from the United States Food and Drug Administration (FDA), so that commercial marketing can begin in the United States.

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

The Company's 1999 Plan of Operations calls for the Company to expend approximately $6.8 million in 1999, including the substantial expense of the Company's Phase III Sjogren's syndrome trial (see "Management's 1999 Plan of Operations" elsewhere herein). At December 31, 1998, the Company had available cash of $4,776,000. The Company will need to raise additional funds in order to completely execute its 1999 Plan. The Company is presently negotiating with a major investor in an attempt to raise additional funds. Should a commitment for additional funds not be obtained during the second quarter of 1999, the Company will take steps to curtail clinical trial expenditures and to reduce staff and administrative expenses. Management believes that based on the Company's ability to curtail clinical trial expense and to reduce staff and administration expenses, available funds are sufficient to meet its anticipated cash requirements for at least the next twelve months.

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

MARKETABLE SECURITIES AND INVESTMENT IN ISI COMMON STOCK

Marketable securities and the investment in ISI common stock are classified as held-to-maturity and available-for-sale, respectively. Held-to-maturity securities are carried at amortized cost and matured in September 1998. Available-for-sale securities are carried at fair value, with any unrealized gain or loss reported as a separate component of stockholders' equity.

CONCENTRATION OF CREDIT RISK

At December 31, 1998, the Company's cash equivalents were invested principally in money market accounts, a substantial portion of which are uninsured.

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

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (continued)



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTS POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation utilizing Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25). In October 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 123, Accounting for Stock Based Compensation (SFAS 123). Under the provisions of SFAS 123, the Company has elected to continue to apply the provisions of APB 25 to its stock-based compensation arrangements and provide supplementary financial statement disclosures as required under SFAS 123.

BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is based on the number of weighted average shares outstanding. The effect of warrants and options outstanding (see Note 7) is anti-dilutive.

COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 (Statement 130), Reporting Comprehensive Income. Statement 130 establishes new rules for the display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's results of operations or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

2. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following:


                                       DECEMBER 31,
                                  ---------------------
                                     1998         1997
Land                              $  8,000     $  8,000
Building                            94,532       94,532
Furniture and equipment            128,157      117,943
Automobile                          13,688       13,688
                                  --------     --------
                                   244,377      234,163
Less accumulated depreciation      127,616      108,984
                                  --------     --------
                                  $116,761     $125,179
                                  ========     ========

                  Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (continued)


3. NOTES PAYABLE

In September 1991 the Company borrowed $1,000,000 under a note payable agreement with HBL. In September 1992, the Company borrowed an additional $1,000,000 under a similar note agreement with HBL. The $1,000,000 note plus accrued interest of $300,000 due September 25, 1996 was renewed in a new note to HBL for $1,300,000 due September 25, 2001 which accrues interest at the rate of 4 1/2%. The $1,000,000 note plus accrued interest of $300,000 due September 16, 1997 was renewed in a new note to HBL for $1,300,000 due September 16, 2002 which accrues interest at the rate of 4 1/2%. Each of the notes provide that the principal and accrued interest be paid only from 10% of the Company's gross revenues from sales of interferon. All payments are to be applied first to accrued interest. As repayment of the notes is dependent on future sales, management is unable to estimate the fair value of the notes at December 31, 1998. Because material amounts of sales are not expected in the next twelve months, the notes continue to be classified as non-current liabilities.

4. MANUFACTURING AND SUPPLY AGREEMENTS

The Company was a party to the following manufacturing and supply agreements at December 31, 1998:

On March 13, 1992, the Company entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the Development Agreement), a major stockholder (see Note 7) under which HBL will formulate, manufacture, and supply HBL interferon for the Company or any sub-licensee. In exchange, HBL is entitled to receive a transfer fee, specified royalties and a portion of any payment received by the Company for sub-license of rights under this agreement. The agreement further provides that the Company sub-license to HBL the right to market HBL interferon for oral use in humans and in non-human, warm-blooded species in Japan, in exchange for the Company receiving a royalty fee based on net sales. On June 1, 1994, the Company entered into an additional agreement with HBL to make the Company HBL's exclusive agent for the development of HBL interferon for non-oral use in humans and in non-human, warm-blooded species in North America. In exchange, HBL is entitled to receive a transfer fee based on units of interferon supplied.

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

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (continued)



4. MANUFACTURING AND SUPPLY AGREEMENTS (CONTINUED)

On October 20, 1989, the Company entered into a manufacturing and supply agreement with Interferon Sciences, Inc. (ISI), then a 1% stockholder of the Company under which ISI will manufacture and utilize ISI interferon to formulate and supply interferon-containing compositions to the Company for use in non-human species. Under the Agreement, ISI is entitled to receive certain transfer fees, manufacturing and supply fees, and a portion of any payments received by the Company related to the use of ISI interferon. The agreement will be in force for seven years after ISI's receipt of the first purchase order from the Company and thereafter as long as net sales of such products by the Company meet certain levels. As of December 31, 1998, the Company has not submitted a purchase order to ISI.

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

6. RESEARCH AGREEMENTS

The Company contracts with third parties throughout the world to conduct research including studies and clinical trials. These agreements are generally less than one year in duration. At December 31, 1998, the Company had commitments to provide additional funding of approximately $192,000 under these agreements.

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

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (continued)



7. COMMON STOCK (CONTINUED)

In December 1989, the Company issued 218,400 shares of stock to HBL for $2.50 per share. In February 1990, an additional 174,000 shares were issued to HBL for $4.17 per share, and in November 1990, an additional 69,120 shares were issued to HBL for $2.50 per share. These shares, combined with purchases from various other stockholders and the 200,100 shares purchased by HBL in the public offering, give HBL control of 23% of the outstanding common stock, or 1,232,856 shares at December 31, 1998.

In July 1992, the Board of Directors approved restricted stock grants to three employees which allowed the Company to issue, under certain conditions, up to 180,000 shares of its authorized but unissued shares of common stock. In May 1994 the Board of Directors approved restricted stock grants to an additional employee which allowed the Company to issue, under certain conditions, up to 30,000 shares of its authorized but unissued shares of common stock. In January 1995, 29,640 shares of common stock (net of required federal withholdings of 12,360 shares) were issued to a former employee under a Contract Termination and Severance Agreement. The issuance and withholding were in full satisfaction of the employee's original 84,000 shares in stock grants. In August 1996, 79,000 shares of common stock (net of required federal withholdings of 47,000 shares) were issued to the other three employees. The issuance and withholding were in full satisfaction of the three employees original 126,000 shares in stock grants. Total charges to compensation expense recognized by the Company cumulative from June 25, 1984 (inception) through December 31, 1998 was $735,000.

In August 1996, the Company completed its initial public offering and issued 5,300,000 shares of common stock resulting in net proceeds of approximately $9,377,702.

In addition to stock options discussed in Note 8, the Company has 200,000 shares of Common Stock reserved for issuance upon exercise of warrants granted to the Company's Underwriter (exercisable through August 2000 at $8.10 per share).

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

During 1996, the Company introduced two stock option plans: the 1996 Employee Stock Option Plan (Employee Plan) and the Outside Director and Advisor Stock Option Plan (Director Plan). The Employee Plan has authorized the grant of options to employees for up to a maximum of 390,000 shares of the Company's common stock. All options granted have five to ten year terms and become exercisable over a four to five year period. The option price is equal to 100% to 110% of the fair value of the common stock on the date of grant depending on the percentage of common stock owned by the optionee on the grant date. The Director Plan allows options to purchase a maximum of 210,000 shares of the Company's common stock to be granted to outside directors and scientific advisors to the Company at an exercise price equivalent to 100% of the fair market value of the common stock on the date of grant. The ten year options become exercisable over a period of five years.

Supplemental information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997, respectively: risk-free interest rate of 5.55% and 6.61%; dividend yield of 0% and 0%; volatility factors of the expected market price of the Company's common stock of .822 and .692; and a weighted-average expected life of the option of
3.2 and 4.9 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period and the expense for 1998 and 1997 are not necessarily indicative of the effects on reported net income (loss) for future years. The Company's pro forma information as of December 31, is as follows:

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (continued)



8. STOCK OPTION PLAN (CONTINUED)


                                                         1998                1997
                                                   --------------      -------------
Pro forma net loss                                 $   (2,358,342)     $  (2,544,335)
Pro forma basic and diluted net loss per share     $        (0.44)     $       (0.47)

Based on the Black-Scholes method, the fair value of the options granted as of December 31, is as follows:



                                                               1998            1997
                                                           -----------     -----------
Number of options issued at fair market value of stock         104,000          66,000
Weighted-average fair value of options                     $      1.12     $      2.48
Weighted-average exercise price of options                 $      1.92     $      3.94

Number of options issued in excess of fair                        --             7,000
   market value of stock
Weighted average fair value of options                            --       $      2.11
Weighted average exercise price of options                        --       $      4.27

A summary of the Company's stock option activity, and related information for the year ended December 31, is as follows:



                                                 1998                             1997
                                        ------------------------          -------------------------
                                                      WEIGHTED                          WEIGHTED
                                                      AVERAGE                           AVERAGE
                                                      EXERCISE                          EXERCISE
                                        OPTIONS        PRICE              OPTIONS         PRICE
                                        -------       ----------          -------       -----------
Outstanding, beginning of year          188,500     $       4.64          135,500      $       5.10
Granted                                 104,000             1.92           73,000              3.97
Expired, unexercised                       --               --            (20,000)             5.25
Exercised                                  --               --               --                --
                                        -------                           -------
Outstanding, end of year                292,500     $       3.68          188,500      $       4.64
                                        =======                           =======

Exercisable at end of year               62,900     $       4.80           23,875      $       5.08
                                        =======                           =======

Exercise prices for options outstanding as of December 31, 1998 ranged from $1.75 to $5.50. The weighted-average remaining contractual life of those options is 8.75 years.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (continued)



9. EMPLOYEE BENEFIT PLAN

The Company has a Simplified Employee Pension Plan (the Plan) which is a contributory plan that covers all employees of the Company. Contributions to the Plan are at the discretion of the Company. The plan expense for the years ended December 31, 1998 and 1997, and cumulative from June 25, 1984 (inception) through December 31, 1998 was $0, $49,131 and $200,857, respectively.

10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. Significant components of the Company's deferred tax liabilities and assets are as follows at December 31:



                                                              1998             1997
                                                          -----------      -----------
Deferred tax liability:
    Prepaid expenses                                      $    14,287      $    24,065
Deferred tax assets:
    Net operating loss and AMT carryforward                 3,332,332        2,599,564
    Accrued interest and note payable                         256,683          235,061
    Depreciation and amortization                             159,410          116,520
    Other                                                      72,572           67,509
                                                          -----------      -----------
                                                            3,820,997        3,018,654
Valuation allowance for deferred tax assets                (3,806,710)      (2,994,589)
                                                          -----------      -----------
Total deferred tax assets, net of valuation allowance          14,287           24,065
                                                          -----------      -----------
Net deferred taxes                                        $      --        $      --
                                                          ===========      ===========

At December 31, 1998, the Company has net operating loss carryforwards of approximately $9,695,000 for federal income tax purposes expiring in 2006. The ability of the Company to utilize these carryforwards may be limited should changes in stockholder ownership occur in the future.

At December 31, 1998, the Company had approximately $36,000 of alternative minimum tax credits which may be carried forward indefinitely.

The difference between the reported income tax provision and the benefit normally expected by applying the statutory rate to the loss before income taxes results primarily from the inability of the Company to recognize its tax losses.

11. CONTINGENCIES

The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 1998.

12. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has and expects to have transactions with related parties, including stockholders. In addition to the transactions disclosed elsewhere in these financial statements, such related party transactions included legal fees of approximately $74,000 and $88,000 paid to Morris, Moore, Moss and Douglass, P.C., a member of which is an officer and stockholder of the Company, in 1998 and 1997, respectively. The Company also employs various stockholders as researchers and consultants and pays fees based on contractual agreements.

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

At December 31, 1998, the Company determined that its investment in ISI common stock had permanently declined in value and accordingly recognized a loss on the ISI stock of $74,590, representing the difference between the Company's cost basis in the ISI common stock and its quoted market price at December 31, 1998.

                               INDEX TO EXHIBITS


 EXHIBIT
 NUMBER           DESCRIPTION
--------------    ---------------------------------------------------------------------------
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

10.15*            License and Supply Agreement dated July 10, 1995 between Veldona Africa, Inc.
                  ("VAF") and Innovative Therapeutics, Ltd. ("ITL").

10.16*            Pricing Amendment, dated December 5, 1995 between VAF and ITL.

10.18*            Form of Consulting Agreement between the Company and the Underwriter.

10.19*            Research Agreement dated March 25, 1996 between the Company and Ajinomoto Co.,
                  Inc.

10.20             1996 Employee Stock Option Plan, Amended and Restated as of September 12, 1998.

10.21             Outside Director and Advisor Stock Option Plan, Amended and Restated as of
                  September 12, 1998.


 EXHIBIT
 NUMBER           DESCRIPTION
--------------    --------------------------------------------------------------------------------
10.22*            Form of Indemnification Agreement between the Company and officers and directors of the Company.

10.23*            Indemnification Agreement between HBL and the Company.

10.24*            Stock Purchase Agreement dated as of September 21, 1987 between Mesa Operating
                  Limited Partnership and the Company.

10.26**           License Agreement dated July 22, 1997, between Hoffmann-La Roche Inc., and the
                  Company.

10.27**           Distribution Agreement dated January 12, 1998, between Global Damon
                  Pharmaceutical and the Company.

10.28**           Distribution Agreement dated September 17, 1997, between HBL and the Company
                  (TNF-A).

10.29**           Distribution Agreement dated September 17, 1997, between HBL and the Company
                  (IFN-G).

10.30             Amendment No. 1 dated September 28, 1998 to License Agreement of March 22,
                  1988, between The Texas A&M University System and the Company.

10.31             Employment Agreement dated as of November 29, 1998 between the Company and
                  Kathleen L. Kelleher.

10.32             Employment Agreement dated as of September 14, 1998 between the Company and
                  Dr. Philip C. Fox.

10.33             Employment Agreement dated as of September 14, 1998 between the Company and
                  John Smith.

10.34             Engagement Agreement dated as of October 15, 1998 between Trust Company of the
                  South and the Company.

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

**The Exhibit is incorporated by reference to the Company's 1997 Annual Report on Form 10-KSB filed with the Commission on or before March 31, 1998.