Form 10KSB40/A
period 1998-12-31
AMARILLO BIOSCIENCES INC
filed 1999-04-07
CIK 1014763

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-KSB/A1

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

ITEM 10.          EXECUTIVE COMPENSATION.

         The following table sets forth for the three years ended December 31, 1998 compensation paid by the Company to its Chairman of the Board, President and Chief Executive Officer, and to its former Executive Vice-President and Chief Financial Officer. None of the Company's other executive officers had annual salary and bonus in excess of $100,000 for services rendered during any of the three years ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                             Annual Compensation
                                                         ------------------------------------------------------------
  NAME AND PRINCIPAL POSITION                  YEAR           SALARY               BONUS         OTHER COMPENSATION
------------------------------------------     ----      -----------------       ------------    --------------------
Dr. Joseph Cummins, Chairman                                                                                   --
     of the Board, President and
     Chief Executive Officer..............     1998      $         150,000       $         --    $
                                               1997                120,000             20,000               12,000(3)
                                               1996                120,000                 --              252,000(4)
Charles Hughes, Executive Vice-
     President and Chief Financial
     Officer (1)..........................     1998                     --                 --                   --
                                               1997                147,435 (2)             --               10,333(3)
                                               1996                 75,000             10,000              157,575(5)

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


                                                                NUMBER OF SHARES OF        VALUE OF UNEXERCISED
                                                             COMMON STOCK UNDERLYING          IN-THE-MONEY
                                  SHARES                     UNEXERCISED OPTIONS AT            OPTIONS AT
                                 ACQUIRED ON     VALUE         DECEMBER 31, 1998(#)      DECEMBER 31, 1998($)(1)
NAME                             EXERCISE(#)   REALIZED($)  EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
------------------------------- -------------  ------------ -------------------------   -------------------------
Joseph Cummins                       --             --         5,500    /     9,000        None    /     None
John Smith                           --             --            --    /    40,000        None    /     None

(1) Calculated based on the closing price of the common stock ($1.25) as reported by NASDAQ on December 30, 1998.

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR


                                                                         Cash Compensation                      Security Grants
                                                                  ------------------------------------          ---------------
                                                                                                                   NUMBER OF
                                                                                                                  SECURITIES
                                                                    MEETING                CONSULTING             UNDERLYING
                        NAME                                        FEES(1)                  FEES(2)                OPTIONS
-----------------------------------------------------             -----------             ------------          -------------
Stephen Chen, PhD                                                 $     2,000             $     45,950                5,000
James Cook                                                              2,000                    3,000                5,000
Thomas D'Alonzo                                                         2,000                        -                5,000
Katsuaki Hayashibara                                                    2,000                       --                5,000
Brian McLean, MD                                                        2,000                       --                5,000
Dennis Moore, DVM                                                       2,000                    4,500                5,000
James Page, MD                                                          1,000                    1,200                5,000

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

     The following table sets forth the beneficial ownership of the Company's stock as of December 31, 1998 by each director, and by all executive officers and directors as a group:


DIRECTORS                            NUMBER OF SHARES   PERCENT OF TOTAL
----------------------------------   ----------------   ----------------
Joseph Cummins                           676,814(1)            12.5

Dennis Moore                             149,616                2.8

James Cook                                66,600(2)             1.2

Katsuaki Hayashibara                      48,240                1.0

Stephen Chen                               9,400                  *

Thomas D'Alonzo                            3,000                  *

Brian McLean                                  --                 --

James Page                                    --                 --

Total Group (all directors and
executive officers - 8 persons)          953,670               17.6

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


                             AMARILLO BIOSCIENCES, INC.


                             By: /s/ JOSEPH M. CUMMINS
                                -----------------------------------------------
                                Joseph M. Cummins, Chairman of the Board,
                                President, Chief Financial Officer and Chief
                                Executive Officer


Date: April 6, 1999
      -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                             Title                                         Date
---------                             -----                                         ----
/s/ JOSEPH M. CUMMINS                                                         April 6, 1999
----------------------------  Chairman of the Board,                     ------------------------------
Joseph M. Cummins             President, Chief Financial
                              Officer, Director and
                              Chief Executive Officer

/s/ JAMES COOK                Director                                        April 6, 1999
----------------------------                                             ------------------------------
James Cook

/s/ DENNIS MOORE              Director                                        April 6, 1999
----------------------------                                             ------------------------------
Dennis Moore

/s/ JAMES PAGE                Director                                        April 6, 1999
----------------------------                                             ------------------------------
James Page

/s/ THOMAS D'ALONZO           Director                                        April 6, 1999
----------------------------                                             ------------------------------
Thomas D'Alonzo