Form 10QSB
period 1999-06-30
AMARILLO BIOSCIENCES INC
filed 1999-08-12
CIK 1014763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 JUNE 30, 1999
                               ----------------------------------------------


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

As of June 30, 1999 there were 6,360,326 shares of the issuer's common stock outstanding.

                           AMARILLO BIOSCIENCES, INC.


                                      INDEX



                                                                                                                  PAGE NO.
                                                                                                                  --------
PART I:              FINANCIAL INFORMATION

ITEM 1.              Financial Statements

                     Consolidated Balance Sheets - December 31, 1998 and June
                     30, 1999....................................................................                    3

                     Consolidated Statements of Operations - Three Months and
                     Six Months Ended June 30, 1998 and 1999 and Cumulative
                     from June 25, 1984 (Inception) through June 30, 1999........................                    4

                     Condensed Consolidated Statements of Cash Flows - Six
                     Months Ended June 30, 1998 and 1999 and Cumulative from
                     June 25, 1984 (Inception) through June 30, 1999.............................                    5

                     Notes to Consolidated Financial Statements..................................                    6

ITEM 2.              Management's Plan of Operations.............................................                    7

PART II:             OTHER INFORMATION

ITEM 2.              Changes in Securities.......................................................                    9

ITEM 4.              Submission of Matters to a Vote of Securities Holders.......................                    9

ITEM 5.              Other Information...........................................................                    9

ITEM 6.              Exhibits and Reports on Form 8-K............................................                   10
Signatures           ............................................................................                   13

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                   December 31,          June 30,
                                                                       1998               1999
                                                                   -------------      -------------

ASSETS
Current assets:
  Cash and cash equivalents                                        $   4,776,328      $   1,869,062
  Other current assets                                                    43,415             32,574
                                                                   -------------      -------------
Total current assets                                                   4,819,743          1,901,636

Property and equipment, net                                              116,761            114,424
Patent license, net of accumulated amortization of $81,177 and
  $84,823 at December 31, 1998 and June 30, 1999, respectively            43,823             40,177
Investment in ISI common stock                                             5,735                738
                                                                   -------------      -------------
Total assets                                                       $   4,986,062      $   2,056,975
                                                                   =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $      88,920      $      61,650
  Accrued interest                                                       208,356               --
  Other accrued liabilities                                               20,722             19,086
                                                                   -------------      -------------
Total current liabilities                                                317,998             80,736

Notes payable to related party                                         2,600,000               --
                                                                   -------------      -------------
Total liabilities                                                      2,917,998             80,736

Stockholders' equity:
  Common stock, $.01 par value:
     Authorized shares - 10,000,000
     Issued shares - 6,360,326                                            54,142             63,603
  Additional paid-in capital                                          13,392,138         16,220,202
  Deficit accumulated during the development stage                   (11,378,216)       (14,307,566)
                                                                   -------------      -------------
Total stockholders' equity                                             2,068,064          1,976,239
                                                                   -------------      -------------
Total liabilities and stockholders' equity                         $   4,986,062      $   2,056,975
                                                                   =============      =============

                             See accompanying notes.

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                                            Cumulative
                                                                                                               from
                                                                                                             June 25,
                                                                                                               1984
                                       Three months ended                     Six months ended              (Inception)
                                            June 30,                              June 30,                    through
                                --------------------------------      --------------------------------        June 30,
                                    1998                1999              1998                1999              1999
                                -------------      -------------      -------------      -------------      -------------

Revenues:
  Contract revenues             $          --      $          --      $          --      $          --      $   9,000,000
  Interferon sales                         --                 --                 --                 --            420,974
  Interest income                      77,664             27,951            167,475             76,638          1,491,275
  Sublicense fees                          --                 --                 --                 --            113,334
  Royalty income                           --                 --                 --                 --             31,544
  Gain on sale of ISI stock                --                 --                 --                 --            113,972
  Other                                    --                 --                 --                 --            604,431
                                -------------      -------------      -------------      -------------      -------------
                                       77,664             27,951            167,475             76,638         11,775,530

Expenses:
  Research and
    development expenses              351,894            450,355            720,411          2,131,399         13,483,843
  Selling, general, and
    administrative expenses           260,312            521,090            558,991            845,419         11,718,139
  Interest expense                     29,250                321             58,500             29,170            846,114
                                -------------      -------------      -------------      -------------      -------------
                                      641,456            971,766          1,337,902          3,005,988         26,048,096
                                -------------      -------------      -------------      -------------      -------------

Loss before income taxes             (563,792)          (943,815)        (1,170,427)        (2,929,350)       (14,272,566)
Income tax expense                         --                 --                 --                 --             35,000
                                -------------      -------------      -------------      -------------      -------------
Net loss                        $    (563,792)     $    (943,815)     $  (1,170,427)     $  (2,929,350)     $ (14,307,566)
                                =============      =============      =============      =============      =============
Basic and diluted loss
per share                       $       (0.10)     $       (0.15)     $       (0.22)     $       (0.50)
                                =============      =============      =============      =============
Weighted average shares
outstanding                         5,414,232          6,349,929          5,414,232          5,884,665
                                =============      =============      =============      =============

                             See accompanying notes.

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                      Six months ended             Cumulative from
                                                          June 30,                  June 25, 1984
                                              --------------------------------   (Inception) through
                                                  1998               1999           June 30, 1999
                                              -------------      -------------      -------------

Net cash used in operating activities         $    (997,211)     $  (2,901,136)     $ (13,071,973)

Net cash used in investing activities               556,356             (6,130)          (535,987)
Net cash provided by financing activities                --                 --         15,477,019
                                              -------------      -------------      -------------
Net increase (decrease) in cash and cash
 equivalents                                       (440,855)        (2,907,266)         1,869,059
Cash and cash equivalents at beginning
 of period                                          879,170          4,776,328                 --
                                              -------------      -------------      -------------
Cash and cash equivalents at end of
 period                                       $     438,315      $   1,869,062      $   1,869,059
                                              =============      =============      =============
Supplemental Disclosure of Cash Flow
  Information
Cash paid for income taxes                    $          --      $          --      $      37,084
                                              =============      =============      =============
Cash paid for interest                        $          --      $          --      $       6,466
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

         Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

2. Loss per share. Loss per share is computed based on the weighted average number of common shares outstanding.

3. Effective April 2, 1999, by agreement between the Company and Hayashibara Biochemical Laboratories (HBL), two promissory notes dated September 25, 1996 and September 16, 1997, issued by the Company to HBL for loans, were converted into common stock of the Company. The amount converted included principal of $2.6 million, and accrued interest at $237,526. The total number of shares of common stock of the Company issued to HBL in consideration for the cancellation of said notes was 946,094 shares, at $2.9992 per share. The share price was determined by the average of the high and low price weighted by volume for the ten trading days prior to April 2, 1999. The shares are "restricted stock" within the meaning of Rule 144 promulgated under the U.S. Securities Act of 1933, and must be held for one year before they can be sold under such rule.

         As a consequence of the conversion, HBL's ownership of the Company has increased from 22.8%, to 34.3%.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATIONS

Amarillo Biosciences, Inc. is a development stage company, which is conducting research and development activities focused on biologics for the treatment of human and animal diseases. The Company has not commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. The Company's accumulated deficit has continued to grow, from $11,378,216 at December 31, 1998 to $14,307,566 at June 30, 1999. Operating
losses are expected to continue for the foreseeable future and until such time as the Company is able to attain sales levels sufficient to support its operations.

During the next twelve months the Company will continue its research and development activities, as well as the activities necessary to develop commercial partnerships and licenses. The Company's expenditure of financial resources during this period will fall principally into six broad categories, as follows: Research and Development; Personnel; Consulting and Professional (other than legal and accounting); Legal; Public Relations, Investor Relations, and Shareholder Relations; and Liquidity Needs. The Company's expectations and goals with respect to these categories are addressed separately below, by category:

RESEARCH AND DEVELOPMENT: Until it achieves commercial product sales, the Company's business is research and development, and this is the area where the Company's principal efforts will be expended during the next 12 months. The Company has budgeted approximately $4.2 million for expenditure during the next twelve months on research and development, inclusive of amounts to be expended on the Company's Phase III Sjogren's syndrome clinical trial.

PERSONNEL: In addition to its intellectual property, the Company's principal assets are its personnel. The Company has been successful in controlling its personnel costs, both by maintaining its principal location in Amarillo, Texas, and by ensuring maximum efficiency and utilization of existing personnel. The Company has budgeted approximately $1 million for personnel expenses during the next twelve months, including salaries, payroll taxes, worker's compensation insurance, directors' and officers' general liability insurance, and group life, health, dental, and liability insurance.

CONSULTING AND PROFESSIONAL (EXCEPT LEGAL AND ACCOUNTING): The Company has budgeted approximately $150,000 for expenditure on professional consultants in the next 12 months. Consulting fees are expected to be paid to the Company's scientific advisory board; to certain directors who perform specific consulting tasks at the Company's request; and to a number of independent consultants, in connection with the operation of the Company. The Company will continue to use the services of consultants to complement the Company's small full-time staff, where such is a more efficient utilization of the Company's resources.

LEGAL AND ACCOUNTING: Although the Company is not involved in litigation, it has budgeted legal expenses of approximately $180,000 during the next 12 months. Almost 40% of the Company's legal expenditures will be for preparation and filing of patents and for maintenance of existing patents in a number of countries. Other legal expenses will be related to compliance with laws and regulations affecting public companies, licensing and contracting, and general corporate matters. The Company does not presently have an in-house legal staff, nor does it intend to put such a staff in place during the next 12 months. The Company will maintain Ernst & Young as its auditors.

PUBLIC RELATIONS, INVESTOR RELATIONS AND SHAREHOLDER RELATIONS: The Company recognizes that its ability to raise capital will depend, to some extent, upon its relations with both potential future investors and its existing shareholders. In turn, such relationships are built upon the foundation of adequate, timely, and comprehensible communications. Accordingly, the Company has budgeted approximately $125,000 for expenditure on these items during the next 12 months. The expenditures will include payments to the Company's public relations consultants, as well as the Company's expenses in attending a number of meetings with analysts and institutional investors. The Company has also budgeted sufficient amounts to maintain its comprehensive web site (www.amarbio.com).

LIQUIDITY NEEDS: The principal budget items discussed above, along with other miscellaneous costs and expenses, will cause the Company to expend approximately $6.1 million during the next twelve months including the substantial expense of the Company's Phase III Sjogren's syndrome trial. At June 30, 1999, the Company had available cash of $1,869,062 and a $3 million loan commitment from Hayashibara Biochemical Laboratories, payable in $1 million increments on or before August 31, 1999; November 30, 1999; and February 29, 2000. The Company is currently seeking additional funding through strategic collaborations and public or private equity financing in an amount sufficient to support its operations through June 30, 2000, and in connection therewith, is in negotiations with several parties to obtain such financing. Should a commitment for additional funds not be obtained during the third quarter of 1999, the Company will take steps to curtail clinical trial expenditures and to reduce staff and administrative expenses. Management believes that based on the Company's ability to curtail clinical trial expense and to reduce staff and administration expenses, available funds are sufficient to meet its anticipated cash requirements for at least the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

The following information is provided with respect to unregistered securities issued by the Company, pursuant to conversion by Hayashibara Biochemical Laboratories ("HBL") of $2,837,526 of debt (including principal and accrued interest) held by it:

(a) The conversion occurred effective April 2, 1999 and the securities of the Company issued to satisfy the conversion were 946,094 shares of the Company's common stock, $.01 par value.

(b) No underwriters were employed. The securities were not offered publicly, and were issued in their entirety to Hayashibara Biochemical Laboratories, Inc., the principal shareholder of the Company.

(c) The total consideration was conversion of debt held by HBL, aggregating $2,600,000 in principal, and $237,526 in accrued interest. There were no underwriting discounts or commissions.

(d) The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, HBL being a sophisticated investor and major shareholder of the Company with a long association with the Company, and represented on the Company's Board of Directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual meeting of the stockholders of the Company, held on May 11, 1999, and adjourned to and continued on June 11, 1999, several matters were submitted to a vote of security holders. All management nominees for directors were elected to serve for the ensuing year. Each nominee received 4,149,995 affirmative votes, and there were withheld from voting for each nominee 11,700 shares ("broker non-votes"). The Company's Employee Stock Option Plan was amended, as recommended by Management, upon an affirmative vote of 2,982,298 shares, with 16,800 shares voting against, and 15,450 shares abstaining. The Company's Outside Director and Advisor Stock Option Plan was amended, as recommended by Management, upon an affirmative vote of 2,986,148 shares, with 13,200 shares voting against, and 15,200 shares abstaining. The Company's Articles of Incorporation were amended, as recommended by Management, upon an affirmative vote of 3,616,162 shares, with 24,300 shares voting against, and 10,600 shares abstaining.

ITEM 5.  OTHER INFORMATION.

Effective July 22, 1999, the Company secured a $3 million loan from Hayashibara Biochemical Laboratories, its principal shareholder. The loan will provide $1 million per quarter starting in August, 1999, and will be repayable upon the earlier of July 22, 2004, or 1 year after FDA approval is obtained for the use of low dose oral interferon alpha for any indication. These funds will be used for the Company's ongoing clinical trial programs. Hayashibara Biochemical Laboratories owns 34.3% of Amarillo Biosciences, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX


     NUMBER         DESCRIPTION
     ------         -----------

       3.1          Restated Articles of Incorporation of the Company, dated
                    June 22, 1999.

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

      10.15* License and Supply Agreement dated July 10, 1995 between Veldona Africa, Inc. ("VAF") and Innovative Therapeutics, Ltd. ("ITL").

      10.16*        Pricing Amendment, dated December 5, 1995 between VAF and
                    ITL.

      10.18* Form of Consulting Agreement between the Company and the Underwriter.

      10.19* Research Agreement dated March 25, 1996 between the Company and Ajinomoto Co., Inc.

      10.20 1996 Employee Stock Option Plan, Amended and Restated as of May 11, 1999.

      10.21 Outside Director and Advisor Stock Option Plan, Amended and Restated as of May 11, 1999.

      10.22* Form of Indemnification Agreement between the Company and officers and directors of the Company.

     NUMBER         DESCRIPTION
     ------         -----------

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

      10.26** License Agreement dated July 22, 1997, between Hoffmann-La Roche Inc., and the Company.

      10.27** Distribution Agreement dated January 12, 1998, between Global Damon Pharmaceutical and the Company.

      10.28** Distribution Agreement dated September 17, 1997, between HBL and the Company (TNF-A).

      10.29** Distribution Agreement dated September 17, 1997, between HBL and the Company (IFN-G).

      10.30*** Amendment No. 1 dated September 28, 1998 to License Agreement of March 22, 1988, between The Texas A&M University System and the Company.

      10.31*** Employment Agreement dated as of November 29, 1998 between the Company and Kathleen L. Kelleher.

      10.32*** Employment Agreement dated as of September 14, 1998 between the Company and Dr. Philip C. Fox.

      10.33*** Employment Agreement dated as of September 14, 1998 between the Company and John Smith.

      10.34*** Engagement Agreement dated as of October 15, 1998 between Trust Company of the South and the Company.

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

***The Exhibit is incorporated by reference to the Company's 1998 Annual Report on Form 10-KSB filed with the Commission on or before March 31, 1999.

         EXHIBIT 27. Financial Data Schedule

         REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K on April 2, 1999. The item reported was the conversion by Hayashibara Biochemical Laboratories, Inc. ("HBL") of debt held by it in the amount of $2,837,526, to 946,094 shares of the Company's common stock. Further information on this conversion is detailed at Note 3 to the Consolidated Financial Statements contained in Part I of this report.

                                   SIGNATURES




         Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AMARILLO BIOSCIENCES, INC.


Date: Aug. 11, 1999                    By: /s/ JOSEPH M. CUMMINS
      -------------                        ------------------------------------
                                           Joseph M. Cummins
                                           President, Chief Executive Officer
                                           and Chief Financial Officer

                               INDEX TO EXHIBITS



     NUMBER         DESCRIPTION
     ------         -----------

      3.1           Restated Articles of Incorporation of the Company, dated
                    June 22, 1999.

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

      10.15*        License and Supply Agreement dated July 10, 1995 between
                    Veldona Africa, Inc. ("VAF") and Innovative Therapeutics,
                    Ltd. ("ITL").

      10.16*        Pricing Amendment, dated December 5, 1995 between VAF and
                    ITL.

      10.18* Form of Consulting Agreement between the Company and the Underwriter.

      10.19* Research Agreement dated March 25, 1996 between the Company and Ajinomoto Co., Inc.

      10.20         1996 Employee Stock Option Plan, Amended and Restated as of
                    May 11, 1999.

      10.21         Outside Director and Advisor Stock Option Plan, Amended and
                    Restated as of May 11, 1999.

      10.22* Form of Indemnification Agreement between the Company and officers and directors of the Company.

     NUMBER         DESCRIPTION
     ------         -----------

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

      10.26**       License Agreement dated July 22, 1997, between Hoffmann-La
                    Roche Inc., and the Company.

      10.27**       Distribution Agreement dated January 12, 1998, between
                    Global Damon Pharmaceutical and the Company.

      10.28** Distribution Agreement dated September 17, 1997, between HBL and the Company (TNF-A).

      10.29** Distribution Agreement dated September 17, 1997, between HBL and the Company (IFN-G).

      10.30***      Amendment No. 1 dated September 28, 1998 to License
                    Agreement of March 22, 1988, between The Texas A&M
                    University System and the Company.

      10.31*** Employment Agreement dated as of November 29, 1998 between the Company and Kathleen L. Kelleher.

      10.32*** Employment Agreement dated as of September 14, 1998 between the Company and Dr. Philip C. Fox.

      10.33*** Employment Agreement dated as of September 14, 1998 between the Company and John Smith.

      10.34***      Engagement Agreement dated as of October 15, 1998 between
                    Trust Company of the South and the Company.

      21. Subsidiaries of the Company. The following sets forth the name and jurisdiction of incorporation of each subsidiary of the Company. All of such subsidiaries are wholly-owned by the Company.

      27.           Financial Data Schedule



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

***The Exhibit is incorporated by reference to the Company's 1998 Annual Report on Form 10-KSB filed with the Commission on or before March 31, 1999.