Form 10QSB/A
period 1999-06-30
AMARILLO BIOSCIENCES INC
filed 1999-09-13
CIK 1014763

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A1


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          JUNE 30, 1999
                               -----------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20791


                           AMARILLO BIOSCIENCES, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           TEXAS                                         75-1974352
------------------------------------------------------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                       Identification No.)

800 West Ninth, Amarillo, TX                                79101
------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

     806-376-1741                                       FAX 806-376-9301
------------------------------------------------------------------------
(Issuer's telephone number, including area code)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X  No   .
                                                                      ---   ---
As of June 30, 1999 there were 6,360,326 shares of the issuer's common stock outstanding.

                           AMARILLO BIOSCIENCES, INC.


                                     INDEX



PART I:              FINANCIAL INFORMATION                                                                    PAGE NO.
                                                                                                              --------
ITEM 1.              Financial Statements

                     Consolidated Balance Sheets - December 31, 1998 and June
                     30, 1999....................................................................                    3

                     Consolidated Statements of Operations - Three Months and
                     Six Months Ended June 30, 1998 and 1999 and Cumulative
                     from June 25, 1984 (Inception) through June 30, 1999........................                    4

                     Condensed Consolidated Statements of Cash Flows - Six
                     Months Ended June 30, 1998 and 1999 and Cumulative from
                     June 25, 1984 (Inception) through June 30, 1999.............................                    5

                     Notes to Consolidated Financial Statements..................................                    6

PART II:             OTHER INFORMATION

ITEM 6.              Exhibits and Reports on Form 8-K............................................                    7

Signatures           ............................................................................                   10

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                                    December 31,              June 30,
                                                                                        1998                    1999
                                                                                  -----------------       -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                       $       4,776,328       $       1,869,062
  Other current assets                                                                       43,415                  32,574
                                                                                  -----------------       -----------------
Total current assets                                                                      4,819,743               1,901,636
Property and equipment, net                                                                 116,761                 114,424
Patent license, net of accumulated amortization of $81,177 and
  $84,823 at December 31, 1998 and June 30, 1999, respectively                               43,823                  40,177
Investment in ISI common stock                                                                5,735                     738
                                                                                  -----------------       -----------------
Total assets                                                                      $       4,986,062       $       2,056,975
                                                                                  =================       =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $          88,920       $          61,650
  Accrued interest                                                                          208,356                      --
  Other accrued liabilities                                                                  20,722                  19,086
                                                                                  -----------------       -----------------
Total current liabilities                                                                   317,998                  80,736
Notes payable to related party                                                            2,600,000                      --
                                                                                  -----------------       -----------------
Total liabilities                                                                         2,917,998                  80,736
Stockholders' equity:
  Common stock, $.01 par value:
     Authorized shares - 10,000,000
     Issued shares - 6,360,326                                                               54,142                  63,603
  Additional paid-in capital                                                             13,392,138              16,220,202
  Deficit accumulated during the development stage                                      (11,378,216)            (14,307,566)
                                                                                  -----------------       -----------------
Total stockholders' equity                                                                2,068,064               1,976,239
                                                                                  -----------------       -----------------
Total liabilities and stockholders' equity                                        $       4,986,062       $       2,056,975
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

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                                                                                    Cumulative
                                                                                                                       from
                                                                                                                     June 25,
                                                                                                                       1984
                                          Three months ended                       Six months ended                (Inception)
                                               June 30,                                June 30,                      through
                                 -------------------------------------  --------------------------------------       June 30,
                                         1998               1999               1998                1999                1999
                                 -------------------------------------  --------------------------------------  ------------------
Revenues:
  Contract revenues              $               --  $              --  $               --  $               --  $        9,000,000
  Interferon sales                               --                 --                  --                  --             420,974
  Interest income                            77,664             27,951             167,475              76,638           1,491,275
  Sublicense fees                                --                 --                  --                  --             113,334
  Royalty income                                 --                 --                  --                  --              31,544
  Gain on sale of ISI stock                      --                 --                  --                  --             113,972
  Other                                          --                 --                  --                  --             604,431
                                 ------------------  -----------------  ------------------  ------------------  ------------------
                                             77,664             27,951             167,475              76,638          11,775,530

Expenses:
  Research and
  development expenses                      351,894            556,355             720,411           2,237,399          13,589,843
  Selling, general, and
  administrative expenses                   260,312            415,090             558,991             739,419          11,612,139
  Interest expense                           29,250                321              58,500              29,170             846,114
                                 ------------------  -----------------  ------------------  ------------------  ------------------
                                            641,456            971,766           1,337,902           3,005,988          26,048,096
                                 ------------------  -----------------  ------------------  ------------------  ------------------

Loss before income taxes                   (563,792)          (943,815)         (1,170,427)         (2,929,350)        (14,272,566)
Income tax expense                               --                 --                  --                  --              35,000
                                 ------------------  -----------------  ------------------  ------------------  ------------------
Net loss                         $         (563,792) $        (943,815) $       (1,170,427) $       (2,929,350) $      (14,307,566)
                                 ==================  =================  ==================  ==================  ==================
Basic and diluted loss
per share                        $            (0.10) $           (0.15) $            (0.22) $            (0.50)
                                 ==================  =================  ==================  ==================
Weighted average shares
outstanding                               5,414,232          6,349,929           5,414,232           5,884,665
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

                  AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                   Six months ended                       Cumulative from
                                                                       June 30,                             June 25,1984
                                                      -------------------------------------------       (Inception) through
                                                             1998                    1999                  June 30, 1999
                                                      ------------------      -------------------     -----------------------
Net cash used in operating activities                 $         (997,211)     $        (2,901,136)     $          (13,071,973)

Net cash used in investing activities                            556,356                   (6,130)                   (535,987)

Net cash provided by financing activities                             --                       --                  15,477,019
                                                      ------------------      -------------------      ----------------------
Net increase (decrease) in cash and cash
 equivalents                                                    (440,855)              (2,907,266)                  1,869,059

Cash and cash equivalents at beginning
 of period                                                       879,170                4,776,328                          --
                                                      ------------------      -------------------      ----------------------
Cash and cash equivalents at end of
 period                                               $          438,315     $          1,869,062      $            1,869,059
                                                      ==================     ====================      ======================
Supplemental Disclosure of Cash Flow
  Information

Cash paid for income taxes                            $               --     $                 --      $               37,084
                                                      ==================     ====================      ======================

Cash paid for interest                                $               --     $                 --      $                6,466
                                                      ==================     ====================      ======================


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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX


        NUMBER    DESCRIPTION
        ------    -------------------------------------------------------------
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

        10.18* Form of Consulting Agreement between the Company and the Underwriter.

        10.19* Research Agreement dated March 25, 1996 between the Company and Ajinomoto Co., Inc.

        10.20     1996 Employee Stock Option Plan, Amended and Restated as of
                  May 11, 1999.

        10.21     Outside Director and Advisor Stock Option Plan, Amended and
                  Restated as of May 11, 1999.

        10.22* Form of Indemnification Agreement between the Company and officers and directors of the Company.

         NUMBER   DESCRIPTION
         ------   -------------------------------------------------------------
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

         10.31*** Employment Agreement dated as of November 29, 1998 between the Company and Kathleen L. Kelleher.

         10.32*** Employment Agreement dated as of September 14, 1998 between the Company and Dr. Philip C. Fox.

         10.33*** Employment Agreement dated as of September 14, 1998 between the Company and John Smith.

         10.34*** Engagement Agreement dated as of October 15, 1998 between
                  Trust Company of the South and the Company.

         10.35(a) License Agreement dated June 16, 1999, between North China
                  Pharmaceutical Group Corporation, and the Company.

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

(a) Portions of this exhibit have been omitted and filed separately with the Commission.

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



                                      AMARILLO BIOSCIENCES, INC.


Date:    10 SEP 99                    By: /s/ JOSEPH M. CUMMINS
     -----------------                   ----------------------------------
                                         Joseph M. Cummins
                                         President, Chief Executive Officer
                                         and Chief Financial Officer

                                EXHIBIT INDEX

        NUMBER    DESCRIPTION
        ------    -------------------------------------------------------------
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

         10.31*** Employment Agreement dated as of November 29, 1998 between the Company and Kathleen L. Kelleher.

         10.32*** Employment Agreement dated as of September 14, 1998 between the Company and Dr. Philip C. Fox.

         10.33*** Employment Agreement dated as of September 14, 1998 between the Company and John Smith.

         10.34*** Engagement Agreement dated as of October 15, 1998 between
                  Trust Company of the South and the Company.

         10.35(a) License Agreement dated June 16, 1999, between North China
                  Pharmaceutical Group Corporation, and the Company.

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

(a) Portions of this exhibit have been omitted and filed separately with the Commission.