Form 10QSB
period 1999-09-30
AMARILLO BIOSCIENCES INC
filed 1999-11-12
CIK 1014763

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              SEPTEMBER 30, 1999
                               -------------------------------------------------

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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No[ ]

As of September 30, 1999, there were 6,360,326 shares of the issuer's common stock outstanding.

                         This report contains 12 pages.

                           AMARILLO BIOSCIENCES, INC.


                                      INDEX



PART I:    FINANCIAL INFORMATION                                                   PAGE NO.
                                                                                   --------
Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets - December 31, 1998 and
           September 30, 1999...................................................      3

           Consolidated Statements of Operations - Three Months and
           Nine Months Ended September 30, 1998 and 1999 and
           Cumulative from June 25, 1984 (Inception) through
           September 30, 1999...................................................      4

           Condensed Consolidated Statements of Cash Flows - Nine
           Months Ended September 30, 1998 and 1999 and Cumulative
           from June 25, 1984 (Inception) through September 30, 1999............      5

           Notes to Consolidated Financial Statements...........................      6

Item 2.    Management's Plan of Operation.......................................      8

PART II:   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds............................     10

Item 5.    Other Information....................................................     10

Item 6.    Exhibits and Reports on Form 8-K.....................................     11

Signatures .....................................................................     12

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                        December 31,      September 30,
                                                                            1998              1999
                                                                        ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $  4,776,328      $  1,769,660
  Other current assets                                                        43,415            53,571
                                                                        ------------      ------------
   Total current assets                                                    4,819,743         1,823,231
Property and equipment, net                                                  116,761           110,112
Patent license, net of accumulated amortization of $81,177 and
  $86,676 at December 31, 1998 and September 30, 1999, respectively           43,823            38,324
Investment in ISI common stock                                                 5,735               738
                                                                        ------------      ------------
Total assets                                                            $  4,986,062      $  1,972,405
                                                                        ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $     88,920      $    520,798
  Accrued interest expense                                                   208,356             3,637
  Other accrued expenses                                                      20,722            23,026
                                                                        ------------      ------------
    Total current liabilities                                                317,998           547,461
Notes payable to related party                                             2,600,000         1,000,000
                                                                        ------------      ------------
Total liabilities                                                          2,917,998         1,547,461
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value:
    Authorized shares - 10,000,000
    Issued shares - 5,414,232 at December 31, 1998 and 6,360,326
      at September 30, 1999                                                   54,142            63,603
  Additional paid-in capital                                              13,392,138        16,220,203
  Deficit accumulated during the development stage                       (11,378,216)      (15,858,862)
                                                                        ------------      ------------
Total stockholders' equity                                                 2,068,064           424,944
                                                                        ------------      ------------
Total liabilities and stockholders' equity                              $  4,986,062      $  1,972,405
                                                                        ============      ============


                             See accompanying notes.

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                                    Cumulative
                                                                                                       from
                                                                                                     June 25,
                                                                                                       1984
                                    Three months ended                  Nine months ended           (Inception)
                                       September 30,                      September 30,               through
                               -----------------------------     -----------------------------     September 30,
                                   1998            1999              1998             1999              1999
                               ------------     ------------     ------------     ------------     ------------
Revenues:
  Contract revenues            $       --       $       --       $       --       $       --       $  9,000,000
  Interferon sales                     --               --               --               --            420,974
  Interest income                    68,494           19,492          235,969           96,130        1,510,767
  Sublicense fees                      --               --               --               --            113,334
  Royalty income                       --               --               --               --             31,544
  Gain on sale of ISI stock            --               --               --               --            113,972
  Other                                --               --               --               --            604,431
                               ------------     ------------     ------------     ------------     ------------
                                     68,494           19,492          235,969           96,130       11,795,022

Expenses:
  Research and
    development expenses            341,998        1,299,344        1,062,409        3,536,743       14,889,187
  Selling, general, and
    administrative expenses         235,600          267,807          794,591        1,007,226       11,879,946
  Interest expense                   29,250            3,637           87,750           32,807          849,751
                               ------------     ------------     ------------     ------------     ------------
                                    606,848        1,570,788        1,944,750        4,576,776       27,618,884
                               ------------     ------------     ------------     ------------     ------------

Loss before income taxes           (538,354)      (1,551,296)      (1,708,781)      (4,480,646)     (15,823,862)
Income tax expense                     --               --               --               --             35,000
                               ------------     ------------     ------------     ------------     ------------
Net loss                       $   (538,354)    $ (1,551,296)    $ (1,708,781)    $ (4,480,646)    $(15,858,862)
                               ============     ============     ============     ============     ============
Net loss per share             $      (0.10)    $      (0.24)    $      (0.32)    $      (0.74)
                               ============     ============     ============     ============
Weighted average shares
outstanding                       5,414,232        6,360,326        5,414,232        6,044,961
                               ============     ============     ============     ============




                             See accompanying notes.

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                   Nine months ended          Cumulative from
                                                     September 30,             June 25,1984
                                             ----------------------------- (Inception) through
                                                1998              1999        Sept. 30, 1999
                                             ------------     ------------     ------------
Net cash used in operating activities        $ (1,541,335)    $ (4,000,538)    $(14,171,375)
                                             ------------     ------------     ------------

Net cash provided by (used in) investing
activities                                      5,997,617           (6,130)        (535,984)
                                             ------------     ------------     ------------
Net cash provided by financing activities            --          1,000,000       16,477,019
                                             ------------     ------------     ------------
Net increase (decrease) in cash and cash
equivalents                                     4,456,282       (3,006,668)       1,769,660
                                             ------------     ------------     ------------
Cash and cash equivalents at beginning of
period                                            879,170        4,776,328             --
                                             ------------     ------------     ------------
Cash and cash equivalents at end of
period                                       $  5,335,452     $  1,769,660     $  1,769,660
                                             ============     ============     ============
Supplemental Disclosure of Cash Flow
Information
Cash paid for income taxes                   $       --       $       --       $     37,084
                                             ============     ============     ============
Cash paid for interest                       $       --       $       --       $      6,466



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

     Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

2. Loss per share. Loss per share is computed based on the weighted average number of common shares outstanding.

3. Effective July 22, 1999, Hayashibara Biochemical Laboratories, Inc. agreed to loan Amarillo Biosciences, Inc. $3 million to be advanced in three installments as follows: $1 million by August 31, 1999; $1 million by November 30, 1999; and $1 million by February 29, 2000. The annual interest rate on unpaid principal from the date of each respective advance is 4 1/2%, with accrued interest being payable at the time of redemption of the note. The note is payable on or before July 22, 2004, or on or before the expiration of one (1) year after approval of the product by the U.S. Food and Drug Administration, whichever occurs first.

     Effective April 2, 1999, by agreement between the Company and Hayashibara Biochemical Laboratories (HBL), two promissory notes dated September 25, 1996 and September 16, 1997, issued by the Company to HBL for loans, were converted into common stock of the Company. The amount converted included principal of $2.6 million, and accrued interest at $237,526. The total number of shares of common stock of the Company issued to HBL in consideration for the cancellation of said notes was 946,094 shares, at $2.9992 per share. The share price was determined by the average of the high and low price weighted by volume for the ten trading days prior to April 2, 1999. The shares are "restricted stock" within the meaning of Rule 144 promulgated under the U.S. Securities Act of 1933, and must be held for one year before they can be sold under such rule. As a consequence of the conversion, HBL's ownership of the Company increased from 22.8%, to 34.3%.

4. On September 30, 1999, Amarillo Biosciences, Inc. (the "Company") entered into an Agreement to Convert Debt with Hayashibara Biochemical Laboratories, Inc. ("HBL") regarding the note payable to HBL in the principal amount of $1,000,000 described above.

     Pursuant to this agreement, HBL will cancel the note on October 15, 1999 in exchange for common stock of the Company.

     The two additional $1.0 million advances which will be converted to equity purchases will occur on or before November 30, 1999 and February 29, 2000. The shares which have been or will be issued to Hayashibara Biochemical Laboratories, Inc. are "restricted stock" within the meaning of Rule 144 promulgated under the U.S. Securities Act of 1933.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATIONS

Amarillo Biosciences, Inc. is a development stage company, which is conducting research and development activities focused on biologics for the treatment of human and animal diseases. The Company has not commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. The Company's accumulated deficit has continued to grow, from $11,378,216 at December 31, 1998 to $15,858,862 at September 30, 1999. Operating
losses are expected to continue for the foreseeable future and until such time as the Company is able to attain sales levels sufficient to support its operations.

During the next twelve months the Company will continue its research and development activities, as well as the activities necessary to develop commercial partnerships and licenses. The Company's expenditure of financial resources during this period will fall principally into five broad categories, as follows: Research and Development; Personnel; Consulting and Professional (other than legal and accounting); Legal and Accounting; and Liquidity Needs. The Company's expectations and goals with respect to these categories are addressed separately below, by category:

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

PERSONNEL: In addition to its intellectual property, the Company's principal assets are its personnel. The Company has been successful in controlling its personnel costs, both by maintaining its principal location in Amarillo, Texas, and by ensuring maximum efficiency and utilization of existing personnel. The Company has budgeted approximately $900,000 for personnel expenses during the next twelve months, including salaries, payroll taxes, directors' and officers' general liability insurance, and group life, health, and liability insurance.

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

LIQUIDITY NEEDS: The principal budget items discussed above, along with other miscellaneous costs and expenses, will cause the Company to expend approximately $5.9 million during the next twelve months including the substantial expense of the Company's Phase III Sjogren's syndrome trial. At September 30, 1999, the Company had available cash of $1,769,660 and an additional $2 million loan commitment from Hayashibara Biochemical Laboratories, payable in $1 million increments on or before November 30, 1999; and February 29, 2000.

The Company has sufficient funds to complete the first portion of the Sjogren's syndrome clinical trial, Study A. The results from this study are expected to be available in April, 2000. The Company believes that one or more corporate partnership agreements will be executed shortly thereafter. Such agreements could include a combination of license fees, milestone payments, and royalty payments.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

The effective date of the Company's first registration statement, filed on Form SB-2 under the Securities Act of 1993 (File No. 333-4413) was May 23, 1996. The class of securities registered was common stock. The offering commenced on August 7, 1996. Total number of shares of common stock offered was 2,000,000 shares. The initial public offering resulted in gross proceeds of $10,000,000. The Company incurred expenses of approximately $1,320,000, of which $300,000 represented underwriting discounts and commissions. The net offering proceeds to issuer was $8,680,000. The Company has used $4,930,361 of the net proceeds from the offering for research and development, and $1,000,000 for the repayment of indebtedness to Hayashibara Biochemical Laboratories. The remainder of the net offering proceeds $3,749,639(1), has been used for working capital and general corporate purposes. The use of proceeds does not represent a change from that described in the prospectus.

The Company's common stock was delisted from the Nasdaq SmallCap Stock Market on October 12, 1999, because the Company did not have sufficient net tangible assets to meet the applicable Nasdaq maintenance criteria. The Company has appealed this decision to the Nasdaq Listing and Hearing Review Council. The Company's common stock is currently traded on the Over the Counter Bulletin Board.

ITEM 5.  OTHER INFORMATION.

On September 30, 1999, Amarillo Biosciences, Inc. (the "Company") entered into an Agreement to Convert Debt with Hayashibara Biochemical Laboratories, Inc. ("HBL") regarding the note payable to HBL in the principal amount of $1,000,000 described above. Pursuant to this agreement, HBL will cancel the note on October 15, 1999 in exchange for common stock of the Company.

The two additional $1.0 million advances which will be converted to equity purchases will occur on or before November 30, 1999 and February 29, 2000. The shares which have been or will be issued to Hayashibara Biochemical Laboratories, Inc. are "restricted stock" within the meaning of Rule 144 promulgated under the U.S. Securities Act of 1933.


----------

(1) Included in this amount are payments of $112,550 for consulting fees to Dr. Stephen Chen, a Director of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         EXHIBIT 27.   Financial Data Schedule

         A report on Form 8-K, dated September 30, 1999, relating to the Agreement to Convert Debt between Amarillo Biosciences, Inc. and Hayashibara Biochemical Laboratories, Inc., was filed on October 1, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AMARILLO BIOSCIENCES, INC.


Date: November 11, 1999                 By: /s/ JOSEPH M. CUMMINS
                                           ------------------------------------
                                             Joseph M. Cummins
                                             President, Chief Executive Officer
                                             and Chief Financial Officer

                                INDEX TO EXHIBITS

      EXHIBIT
        NO.     DESCRIPTION
      -------   -----------
         27     Financial Data Schedule