Form 10KSB40
period 1999-12-31
AMARILLO BIOSCIENCES INC
filed 2000-03-30
CIK 1014763

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the Fiscal Year Ended December 31, 1999

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
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Revenues for its most recent fiscal year were $108,033

         As of December 31, 1999, there were outstanding 7,472,157 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the NASDAQ SmallCap Market) was approximately $11,208,236.

                                     PART I

         The following contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in "Management's 2000 Plan of Operations" as well as those discussed elsewhere in this Form 10-KSB. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Amarillo Biosciences, Inc. (the "Company" or "ABI"), a development-stage company incorporated in 1984, is engaged in developing biologics for the treatment of human and animal diseases. The Company is currently focusing its research on human health indications for the use of low dose orally administered natural interferon alpha (IFN[alpha]), particularly for the treatment of Sjogren's syndrome, fibromyalgia, hepatitis B, hepatitis C and Behcet's disease. The Company believes that significant worldwide opportunities exist for the development of low dose orally administered natural IFN[alpha] as a cost effective, non-toxic, efficacious alternative to the treatment of disease by injection of high doses of IFN[alpha]. In addition, the Company believes that low dose oral natural IFN[alpha] will be an effective treatment for diseases or conditions for which current therapies are inadequate.

         The Company owns or licenses 19 United States patents relating to low dose oral natural IFN[alpha]. Since 1992, the Company has filed with the U.S. Food and Drug Administration ("FDA"), and there now are in effect, 6 Investigational New Drug ("IND") Applications covering indicated uses for low dose oral IFN[alpha], including treatment of Sjogren's syndrome and fibromyalgia. The Company is seeking regulatory approvals in certain foreign countries to test low dose oral IFN[alpha] in the treatment of hepatitis B and C.

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

         The Company has 10 full-time employees and one part-time employee. The Company makes extensive use of consultants in business and research and development.

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

         A Phase II trial using low dose orally administered IFN[alpha] was completed in late 1997. At the end of 12 weeks, ninety patients who took placebo or interferon were evaluable. Patients given 150 IU three times per day had a significant (p<0.014) increase in stimulated saliva production. Subjective measures of relief of dryness also favored the same interferon group. The Phase III pivotal trial program for Sjogren's syndrome was initiated in November 1998. Protocols will compare treatment with low dose orally-administered IFN[alpha] (150 IU lozenges) and placebo. The endpoints will be significant improvement in salivary function and relief of oral dryness. The first of 2 randomized, double-blinded, placebo-controlled efficacy studies completed enrollment of 241 subjects in August, 1999. Subjects will finish treatment in February, 2000, with the initial analyses of results available approximately 2 months later. The second efficacy trial of 250 subjects began active enrollment in September, 1999 and should be completed by September, 2000. Following 24 weeks of treatment in these controlled trials, subjects who have successfully completed the protocol will be eligible to enter a 24 week "open-label" trial, where all subjects are given active treatment with 150 IU IFN[alpha] lozenges.

Hepatitis B and C. Viral hepatitis is a worldwide health problem of enormous proportions and consequences. It is the most common cause of jaundice, chronic liver disease, cirrhosis, and hepatocellular carcinoma. It has been estimated by the World Health Organization that there are 500 million individuals infected worldwide with one of the six distinct hepatitis viruses. The company has prepared clinical trial protocols to test the efficacy of low dose orally-administered IFN[alpha] as a sole treatment in chronic active hepatitis B, and in combination with other anti-viral agents in treatment of hepatitis C. The company is engaged in active discussions to initiate clinical trials in countries where hepatitis virus infection is endemic.

Fibromyalgia. During 1999, Amarillo Biosciences conducted a Phase II randomized, placebo- controlled, double-blinded trial in fibromyalgia patients. This clinical study examined the effects of low dose orally-administered IFN[alpha] on relief of morning stiffness, a significant aspect of the symptom complex in this disorder. IFN[alpha] lozenge treatment was combined with a low dose of amitriptyline, an antidepressant commonly used in this condition.

         The Phase II results of the fibromyalgia clinical trial became available in March, 2000. The three-month study, involving 89 patients at four clinical sites around the United States, was designed to measure the effectiveness of low doses of orally administered interferon-alpha (IFN[alpha]) in relieving morning stiffness of joints, a significant problem for fibromyalgia sufferers. Patients participating in the study were divided into three groups, and each individual was given three lozenges per day. The three lozenges given to members of the first group contained 50 international units (IU) of IFN[alpha] each, while the second group got one 50 IU IFN[alpha] lozenge and two placebos. Members of the final group received three placebos. All three groups reported a reduction in morning stiffness, but across the entire study panel the improvement was most pronounced in those taking one 50 IU lozenge of IFN[alpha] per day. However, the result did not reach statistical significance relative to the controls, nor did increasing the dosage to three IFN[alpha] lozenges per day improve on the results. Prior to commencing further clinical trials in fibromyalgia, the Company will consult with a group of expert clinicians and opinion leaders in fibromyalgia syndrome research to review the results of our studies to date and to assist us in designing any future trials.

HIV. A pilot trial was completed of treatment of persistent, treatment-resistant oral viral warts in patients infected with HIV. Oral warts have been identified as an oral complication of HIV infection with a growing incidence. In this open-label study, significant reductions were seen in wart surface area and numbers of warts following treatment with low dose orally-administered IFN[alpha]. The company has filed with the FDA Office of Orphan Drugs for orphan drug status for low dose IFN[alpha] treatment in this condition. Future clinical trials will be conducted to confirm and extend these initial encouraging results.

Behcet's Disease. Behcet's disease is a severe chronic relapsing inflammatory disorder marked by oral and genital ulcers, eye inflammation (uveitis) and skin lesions, as well as varying multisystem involvement including the joints, blood vessels, central nervous system, and gastrointestinal tract. The oral lesions are an invariable sign, occurring in all patients at some time in the disease. Behcet's disease is found world-wide, and is a significant cause of partial or total disability. The US patient population has been estimated as 15,000. The company has filed with the FDA Office of Orphan Drugs for orphan drug status for low dose orally-administered IFN[alpha] treatment in this condition. Clinical protocols will be prepared for controlled studies and the Company also will support physician-sponsored single patient pilot trials with low dose IFN[alpha] in Behcet's disease.

STRATEGIC ALLIANCE WITH HBL

         Hayashibara Biochemical Laboratories, Inc. ("HBL") was established in 1970 to engage in biotechnical research and development. It is a subsidiary of Hayashibara Company, Ltd., a privately- owned Japanese holding corporation with diversified subsidiaries. For more than 100 years the

Hayashibara Company, Ltd. and its predecessors have been applying microbiological technology in the starch industry for the production of maltose and other sugars.

         In 1981, HBL established the Fujisaki Institute to accelerate development of industrial methods for the production of biologics and to sponsor clinical trials for such products. In 1985, HBL built the Fujisaki Cell Center to support basic research. In 1987, HBL successfully accomplished the mass production of human cells in an animal host by producing human cells in hamsters. This made it possible to economically produce a natural form of human IFN[alpha] and other biologics. HBL also has developed and obtained patents for technology relating to the production of IFN[alpha]-containing lozenges by which the stability of the IFN[alpha] activity can be maintained for up to 18 months at room temperature and up to three years if the product is refrigerated. The Company believes that the use of such lozenges gives it advantages over competitive technologies in terms of cost, taste and ease of handling. On March 13, 1992, the Company entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the "Development Agreement"). Such Development Agreement was subsequently amended on January 17, 1996, and May 10, 1996. Among other things, the Development Agreement provides the Company with a source of natural human interferon alpha for use in the Company's interferon alpha-containing products. Additional information on the Development Agreement is set forth in footnote 4 to the Consolidated Financial Statements attached to this 10-KSB.

         In September 1997, HBL and ABI entered license agreements granting exclusive rights to ABI to develop interferon gamma for oral use in humans and for all routes of administration in animals, and tumor necrosis factor alpha for oral and topical uses in humans and for all routes of administration in animals; the rights were granted worldwide, except Japan.

OTHER AGREEMENTS

         On October 13, 1998, the Company engaged Trust Company of the South
(TCOS) to act as its Executive Advisor. TCOS's services in connection with this engagement included assisting the Company in fund raising and investor relations. This Agreement was terminated on September 10, 1999.

         Amarillo Biosciences and Mitsubishi Corporation entered into an agreement in November, 1992, whereby Mitsubishi would provide market development, licensing, and distribution services for IFN[alpha] in designated parts of the world. In November, 1999, Amarillo Biosciences notified Mitsubishi Corporation that it wished to terminate this agreement. The parties intend to negotiate a new agreement which will redefine the responsibilities and services to be rendered by Mitsubishi Corporation. It is anticipated that a new agreement will be finalized during the first half of 2000.

         On June 16, 1999, Amarillo Biosciences and North China Pharmaceutical Corporation (NCPC) entered into an agreement for the development, manufacturing and marketing of IFN[alpha] for the treatment of hepatitis B in China. Under the terms of the agreement NCPC was to make a technology access payment to Amarillo Biosciences and was to fund the hepatitis B clinical trial in China. Upon registration and approval of the IFN[alpha] in China Amarillo Biosciences would supply product.

         To date, Amarillo Biosciences has received no payment from NCPC, nor have clinical trials been initiated. Although the agreement has not been officially terminated, NCPC has informed Amarillo Biosciences that it is not possible to import IFN[alpha] into China. ABI therefore assumes that the contract will not be honored and no revenues nor clinical funding will be attributable to this agreement.

PATENTS AND PROPRIETARY RIGHTS

         Two patents issued in 1999. Those patents are "Treatment of Hyperallergenic Response" (U.S. Patent No. 5,882,640) issued March 16, 1999, valid until March 16, 2016. Another patent (US Patent No. 5,910,304) issued June 8, 1999 entitled "Low-Dose Oral Administration of Interferons"; because of a terminal disclaimer, this patent has claims valid until April 11, 2006.

         A Notice of Allowance of Claims was received in November, 1999 on US Patent Application Serial No. 09/035,290 filed March 25, 1998. Amarillo Biosciences filed one additional patent application during 1999. The subject of this application was orally administered interferon gamma.

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

GOVERNMENT REGULATION

         Once a new compound has been identified in the laboratory, medicines are developed as follows:

Preclinical testing. A pharmaceutical company conducts laboratory and animal studies to show biological activity of the compound against the targeted disease, and the compound is evaluated for safety.

Investigational New Drug Application (IND). After completing preclinical testing, a company files an IND with the US Food and Drug Administration (FDA) to begin to test the drug in people. The IND becomes effective if FDA does not disapprove it within 30 days. The IND shows results of previous experiments; how, where and by whom the new studies will be conducted; the chemical structure of the compound; how it is thought to work in the body; any toxic effects found in the animal studies; and how the compound is manufactured. All clinical trials must be reviewed and approved by the Institutional Review Board (IRB) where the trials will be conducted. Progress reports on clinical trials must be submitted at least annually to FDA and the IRB.

Clinical Trials, Phase I. These tests involve about 20 to 80 normal, healthy volunteers. The tests study a drug's safety profile, including the safe dosage range. The studies also determine how a drug is absorbed, distributed, metabolized, and excreted as well as the duration of its action.

Clinical Trials, Phase II. In this phase, controlled trials of approximately 100 to 300 volunteer patients (people with the disease) assess a drug's effectiveness.

Clinical Trials, Phase III. This phase usually involves 1,000 to 3,000 patients in clinics and hospitals. Physicians monitor patients closely to confirm efficacy and identify adverse events. These numbers may be modified based on the disease prevalence. ABI's Phase III clinical trial as negotiated with the FDA will require a total of 500 patients.

New Drug Application (NDA)/Biologics License Application (BLA). Following the completion of all three phases of clinical trials, a company analyzes all of the data and files with FDA an NDA, in the case of a drug product, or a BLA in the case of a biologic product, if the data successfully demonstrate both safety and effectiveness. The NDA/BLA contains all of the scientific information that the Company has gathered. NDA's typically run 100,000 pages or more. By law, FDA is allowed twelve months to review a standard NDA/BLA. The average NDA review time for new molecular entities approved in 1998 was 11.7 months.

Approval. Once FDA approves an NDA, the new medicine becomes available for physicians to prescribe. A company must continue to submit periodic reports to FDA, including any cases of adverse reactions and appropriate quality-control records. For some medicines, FDA requires additional trials (Phase IV) to evaluate long-term effects.

         ABI obtained an IND for oral IFN[alpha] in the treatment of Sjogren's syndrome in 1994. ABI successfully completed Phase I development in 1996, Phase II development in 1997, and launched the first of its Phase III trials in November 1998.

         An IND for oral IFN[alpha] in the treatment of fibromyalgia was obtained in 1993. Phase I/II studies were completed in 1995. The present confirmatory Phase II trial was initiated in 1998 and was completed in February, 2000.

RESEARCH AND DEVELOPMENT

         During the years ended December 31, 1999 and 1998, the Company incurred expenses of $4,732,365 and $1,372,850, respectively, resulting from Company-sponsored research and development activities. Research and development is expected to remain a significant component of the Company's business. The Company has arranged for others to perform substantially all of its clinical research and intends to continue to do so while utilizing its staff for monitoring such research. See also ITEM 6, "MANAGEMENT'S 2000 PLAN OF OPERATIONS
- Research and Development".

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Commencing August 8, 1996, the Company's common stock has traded on the NASDAQ SmallCap Market under the symbol AMAR. On October 13, 1999 the Company was delisted from the NASDAQ Small Cap Market. This delisting was based on the Company's inability to meet the net tangible asset requirements of the NASDAQ Small Cap Market. The Company filed an appeal to this decision and has until April 13, 2000 to file an appeal with the SEC. The Company is presently traded on the OTC Bulletin Board under the symbol AMAR. The range of high and low sales prices as quoted on the NASDAQ SmallCap Market and OTC Bulletin Board for each quarter of 1999 and 1998 is as follows:

                           1999                 1998
                    ------------------    ------------------
          Quarter    High        Low       High        Low
          -------   -------    -------    -------    -------
          First     $3.5000    $0.8125    $5.5000    $3.0000
          Second     3.1250     1.4062     5.3750     2.7500
          Third      1.8750     0.6250     4.0000     1.0000
          Fourth     1.8750     0.5000     2.2500     0.3130

         As of December 31, 1999, the Company had 305 shareholders of record.

ITEM 6.  MANAGEMENT'S 2000 PLAN OF OPERATIONS

         The Company's Management has developed a Plan of Operations for 2000. As a development stage company, the Company continues to engage in research and development activities focused on developing biologics for the treatment of human and animal diseases. The Company has not commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. The Company's accumulated deficit has continued to grow, from $11,378,000 at December 31, 1998 to $17,497,000 at December 31, 1999. Operating
losses are expected to continue for the foreseeable future and until such time as the Company is able to attain sales levels sufficient to support its operations.

         In 2000 the Company will continue its research and development activities, as well as the activities necessary to develop commercial partnerships and licenses. The Company's expenditure of financial resources in 2000 will fall principally into six broad categories, as follows: Research and Development; Personnel; Consulting and Professional (except legal and accounting); Legal and Accounting; Public Relations, Investor Relations, and Shareholder Relations; and Liquidity Needs. The Company's expectations and goals with respect to these categories are addressed separately below, by category:

RESEARCH AND DEVELOPMENT

         Until it achieves commercial product sales, the Company's business is research and development, and this is the area where the Company's principal efforts will be expended in 2000. The Company has budgeted approximately $2.8 million for expenditure in 2000 on research and development, inclusive of amounts to be expended on the Company's Phase III Sjogren's syndrome clinical trial, which commenced at the end of 1998. A contract research organization is managing the study.

         The budgeted amount for Research and Development in 2000 is almost exclusively dedicated to the completion of the pivotal Phase III Sjogren's syndrome clinical trial. The Phase III pivotal trial program for Sjogren's syndrome was initiated in November 1998. Protocols will compare treatment with low dose orally-administered IFN[alpha] (150 IU lozenges) and placebo. The endpoints will be significant improvement in salivary function and relief of oral dryness. The first of 2 randomized, double-blinded, placebo-controlled efficacy studies completed enrollment of 241 subjects in August, 1999. Subjects finished treatment in February, 2000. The results of this trial will be available in April, 2000. The second efficacy trial of 250 subjects began active enrollment in September, 1999 and should be completed by September, 2000. Following 24 weeks of treatment in these controlled trials, subjects who have successfully completed the protocol will be eligible to enter a 24 week "open- label" trial, where all subjects are given active treatment with 150 IU IFN[alpha] lozenges.

         Other Research and Development expenditures include final costs associated with the fibromyalgia Phase II clinical trial and costs associated with the initiation of a Behcet's disease clinical trial during the second half of 2000.

PERSONNEL

         In addition to its intellectual property, the Company's principal assets are its personnel. The Company has been successful in controlling its personnel costs, both by maintaining its principal location in Amarillo, Texas, and by ensuring maximum efficiency and utilization of existing personnel. Important new management team members have been hired to complete the progression from a research and development organization to a company with commercially viable products. The Company has budgeted approximately $767,000 for personnel expenses in 2000, including salaries, payroll taxes, directors' and officers' general liability insurance, group health, and liability insurance.

         At the present time, the President and CEO of the Company, Joseph M. Cummins, is also serving as the Company's Chief Financial Officer (CFO).

CONSULTING AND PROFESSIONAL (EXCEPT LEGAL AND ACCOUNTING)

         The Company has budgeted approximately $120,000 for expenditure on professional consultants in 2000. Consulting fees are expected to be paid to a number of independent consultants, in connection with the operation of the Company and to certain directors who perform specific consulting tasks at the Company's request. The Company will continue to use the services of consultants to complement the Company's small full-time staff, where such is a more efficient utilization of the Company's resources.

LEGAL AND ACCOUNTING

         Although the Company is not involved in litigation, it has budgeted legal expenses of approximately $135,000 in 2000. Approximately 20% of the Company's legal expenditures will be for preparation and filing of patents and for maintenance of existing patents in a number of countries. Other legal expenses will be related to compliance with laws and regulations affecting public companies, licensing and contracting, and general corporate matters. The Company does not presently have an in-house legal staff, nor does it intend to put such a staff in place in 2000. The Company expects to continue Ernst & Young as its auditors.

PUBLIC RELATIONS, INVESTOR RELATIONS AND SHAREHOLDER RELATIONS

         The Company has budgeted approximately $30,000 for public relations, investor relations and shareholder relations in 2000. The Company has also budgeted sufficient amounts to maintain its comprehensive web site (www.amarbio.com).

LIQUIDITY NEEDS

         The principal budget items discussed above, along with other miscellaneous costs and expenses, will cause the Company to expend approximately $4.1 million in 2000, including the substantial expense of the Company's Phase III Sjogren's syndrome trial. At December 31, 1999, the Company had available cash of $1,302,343. The Company will need to raise additional funds in order to completely execute its 2000 Plan. The Company is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States, Canada, Europe, and the Middle East. The Company believes that one or more of these agreements will be executed during the first half of 2000. These agreements could generally include provisions for the commercial partner to pay ABI a technology access fee, will include payments for a portion of the clinical trial expenses, will include payment obligations to ABI upon the accomplishment of certain defined tasks, and will provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for ABI. The Company is also negotiating with private investors as a source of additional funding. Management believes the fact that it is currently conducting an advanced Phase III clinical trial significantly enhances its ability to successfully raise additional funds from its commercial partnering activities and from private investors. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to reduce staff and administrative expenses and may be forced to cease operations.

IMPACT OF YEAR 2000

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $10,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

FORWARD-LOOKING STATEMENTS

         Certain statements made in this Plan of Operations and elsewhere in this report are "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, achievements, costs or expenses and may contain words such as "believe", "anticipate", "expect", "estimate", "project", "budget", or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are detailed from time to time in reports filed by the Company with the SEC, including Forms 8-K, 10-QSB and 10-KSB, and include among others the following: promulgation and implementation of regulations by the U.S. Food and Drug Administration ("USFDA"); promulgation and implementation of regulations by foreign governmental instrumentalities with functions similar to those of the USFDA; costs of research and development and clinical trials, including without limitation, costs of clinical supplies, packaging and inserts, patient recruitment, trial monitoring, trial evaluation, and publication; and possible difficulties in enrolling a sufficient number of qualified patients for certain clinical trials. The Company is also dependent upon a broad range of general economic and financial risks, such as possible increases in the costs of employing and/or retaining qualified personnel and consultants, and possible inflation which might affect the Company's ability to remain within its budget forecasts. The principal uncertainties to which the Company is presently subject are its inability to ensure that the results of the Sjogren's syndrome Phase III trial, or any other trials performed by the Company, will be sufficiently favorable to ensure eventual regulatory approval for commercial sales, its inability to accurately budget at this time the possible costs associated with hiring and retaining of additional personnel, and uncertainties regarding the terms and timing of one or more commercial partner agreements.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         As of December 31, 1999, the directors and executive officers of the Company were as follows:

NAME                                 AGE      POSITION
----                                 ---      --------
Joseph Cummins, DVM, PhD (1)(3)....   57      Chairman of the Board, President,
                                              Chief Executive Officer, Chief
                                              Financial Officer and Director
Edward Amento, MD (3)(5)...........   53      Director

NAME                                 AGE      POSITION
----                                 ---      --------
Stephen Chen, PhD (2)(4)...........   50      Director
James Cook (1)(3)(5)...............   65      Director
Richard Franco, RhP (2)(3)(4)......   58      Director
Thomas D'Alonzo (1)(2).............   56      Director
Katsuaki Hayashibara (3)(4)(5).....   55      Director
Brian McLean, MD (3)(5)............   40      Director
Dennis Moore, DVM (1)(4)(5)........   53      Director
James Page, MD (1)(2)(5)...........   72      Director
Kathleen L. Kelleher...............   51      Chief Operating Officer, Vice
                                              President Business Development

The following are not executive officers, but are expected by the Company to make a significant contribution to the business:

Philip C. Fox, DDS.................   51      Director Research and Development
John M. Smith......................   63      Director of Marketing and
                                              International Business Development
Martin J. Cummins..................   32      Clinical Projects Director

(1)      Member of the Executive Committee.
(2)      Member of the Compensation Committee.
(3)      Member of the Finance Committee.
(4)      Member of the Audit Committee.
(5)      Member of the Stock Option Plans Administration Committee.

         Joseph Cummins has been the Chairman of the Board of the Company since he founded it in June 1984. Dr. Cummins has also served as President of the Company since December 1994, and as Chief Financial Officer since October 1998. Dr. Cummins has been conducting research on oral cytokines, most particularly IFN[alpha], in animals and humans for 29 years. Dr. Cummins has more than 40 publications and a dozen patents which reflect his work in the field oral IFN. He received a PhD degree in microbiology from the University of Missouri in 1978 and a doctor of veterinary medicine degree from Ohio State University in 1966.

         Edward Amento has been a Director of the Company since 1999. Dr. Amento has been Director and Chairman of the Molecular Medicine Research Institute since 1995. Dr. Amento is also clinical professor of medicine and dermatology at Stanford University School of Medicine. He was formerly the President and co-founder of Connective Therapeutics (now Connectics Corp.) of Palo Alto, California. Dr. Amento held senior positions at Genentech from 1987 to 1993.

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

         Thomas D'Alonzo has been a director of the Company since 1997. Until September, 1999 he was President and Chief Operating Officer of PPD and its Clinical Research Organization subsidiary, PPD Development, Inc., was President of GENVEC, Inc., from 1993 to 1996, and was President of Glaxo, Inc. from 1983 to 1993.

         Richard Franco has been a Director of the Company since 1999. Mr. Franco is Chairman/CEO and co-founder of LipoMed, Inc. of Raleigh, North Carolina. He was formerly president of The Richards Groups LTD of Raleigh and President/CEO of Trimeris, Inc. of Research Triangle Park. Mr. Franco has held senior management posts at Eli Lilly & Company and Glaxo, Inc. and served as a director of Entremed, Inc. in Rockville, Maryland.

         Katsuaki Hayashibara has been a director of the Company since 1994. Mr. Hayashibara was named Director of the Overseas Business Development Division of Hayashibara Company, Ltd. in January 1997. Prior to 1997, Mr. Hayashibara served as Director of Research and Development for HBL.

         Brian McLean has been a director of the Company since September 1996. Dr. McLean is an M.D. and received an MBA degree from UCLA in 1992. He is a partner in a California based merger and acquisitions firm.

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

         The Company's directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. Until October of 1999, the Company paid directors who were not employees of the Company a fee of $1,000 per regularly scheduled Board meeting attended, or $250 for participation in a regularly scheduled Board meeting by conference telephone. Commencing October 29, 1999, each director receives 1,500 options for physical attendance, and 375 options for telephone participation, at a maximum of one (1) meeting per quarter. The options will be granted at December 31 of the year during which they were earned, and will be exercisable at the fair market value of the stock on the date of grant. The directors will no longer receive payment of fees; however, they will be reimbursed for any out-of-pocket expenses in connection with their attendance at meetings.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 1999, all filings applicable to its directors, officers and more than 10 percent beneficial owners were timely filed.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth for the three years ended December 31, 1999 compensation paid by the Company to its Chairman of the Board, President and Chief Executive Officer, to its Chief Operating Officer, and to its former Executive Vice-President and Chief Financial Officer. None of the Company's other executive officers had annual salary and bonus in excess of $100,000 for services rendered during any of the three years ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                           Annual Compensation
                                              --------------------------------------------
  NAME AND PRINCIPAL POSITION           YEAR   SALARY          BONUS    OTHER COMPENSATION
  ---------------------------           ----  --------        -------   ------------------
Dr. Joseph Cummins, Chairman
     of the Board, President and
     Chief Executive Officer.........   1999  $150,000        $  --           $  --
                                        1998   150,000           --              --
                                        1997   120,000         20,000          12,000(3)
Kathleen Kelleher, Chief Operating
     Officer and Vice-President of
      Business Development............  1999   150,000           --              --
Charles Hughes, Executive Vice-
     President and Chief Financial
     Officer (1)......................  1998      --             --              --
                                        1997   147,435(2)        --            10,333(3)

(1) Mr. Hughes terminated his employment with the Company on September 8, 1997.
(2)      Includes both 1997 salary and severance payments.
(3)      Represents a Company contribution to the Simplified Employee Pension
         Plan.

                              OPTION GRANTS IN 1999

        The following table sets forth certain information relating to options granted in 1999 to the executive officers named above, to purchase shares of common stock of the Company.


                           NUMBER OF
                           SHARES OF
                          COMMON STOCK    % OF TOTAL
                           UNDERLYING   OPTIONS GRANTED   EXERCISE OR
                            OPTIONS       TO EMPLOYEES     BASE PRICE  EXPIRATION
  NAME                    GRANTED (#)       IN 1999          ($/SH)       DATE
------------------------  ------------  ---------------  ------------  ----------
Joseph Cummins..........     20,000            3.2%        $1.625 (1)  12/16/2004
                            300,000 (2)       47.9%        $ .875 (1)  12/29/2004
Kathleen Kelleher.......    100,000           16.0%        $1.250 (1)  01/03/2009
                             36,000 (2)        5.8%        $ .875 (1)  12/29/2004

(1)      The fair market value of the common stock on the date of the grant.
(2)      Granted in consideration of relinquishment of salary during 2000.

                AGGREGATED OPTION EXERCISES AT DECEMBER 31, 1999
                           AND YEAR-END OPTION VALUES

        The following table sets forth information for the executive officers named above, regarding the exercise of options during 1999 and unexercised options held at the end of 1999.


                                                               NUMBER OF SHARES OF         VALUE OF UNEXERCISED
                                                             COMMON STOCK UNDERLYING           IN-THE-MONEY
                                  SHARES                     UNEXERCISED OPTIONS AT             OPTIONS AT
                               ACQUIRED ON      VALUE         DECEMBER 31, 1999 (#)     DECEMBER 31, 1999 ($) (1)
NAME                           EXERCISE (#)   REALIZED ($)  EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                           ------------   ------------  -------------------------   -------------------------
Joseph Cummins                       --             --            29,125/305,375            $2,500/187,500 (2)
Kathleen Kelleher                    --             --              --  /136,000              None/ 47,500 (3)

(1) Calculated based on the closing price of the common stock ($1.50) as reported by NASDAQ on December 31, 1999.
(2) The options to which this value relates were granted in consideration of relinquishment of salary during 2000 in the amount of $150,000.
(3) The options to which this value relates were granted in consideration of relinquishment of salary during 2000 in the amount of $18,000.

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

                          Cash Compensation   Security Grants
                         -------------------- ---------------
                                                NUMBER OF
                                                SECURITIES
                         MEETING   CONSULTING   UNDERLYING
       NAME              FEES (1)   FEES (2)    OPTIONS (3)
       ----              --------   --------  ---------------
Edward Amento, MD        $  2,000   $   --        30,375
Stephen Chen, PhD           3,000      1,200      20,375
James Cook                  3,000       --        20,375
Thomas D'Alonzo             3,000       --        20,375
Richard Franco              1,000       --        30,375
Katsuaki Hayashibara        2,000       --        20,375
Brian McLean, MD            1,000       --        20,375
Dennis Moore, DVM           3,000       --        20,375
James Page, MD              3,000       --        20,375

(1) Each director received a fee of $1,000 for in-person attendance at each regular directors' meeting, through October 29, 1999. Commencing October 29, 1999, each director receives 1,500 options for physical attendance, and 375 options for telephone participation, at a maximum of one (1) meeting per quarter. The options will be granted at December 31 of the year during which they were earned, and will be exercisable at the fair market value of the stock on the date of grant.
(2) Each director receives $1,200 per day for employment on special projects or assignments.
(3) Includes options granted for participation in meetings; see Note (1), above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of December 31, 1999, there were 7,472,157 shares of the Company's common stock outstanding. The following table sets forth as of December 31, 1999, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:


NAME AND ADDRESS                            NUMBER OF SHARES    PERCENT OF TOTAL
----------------                            ----------------    ----------------
Hayashibara Biochemical Laboratories, Inc.
2-3 Shimoishii 1-chome
Okayama 700, Japan                             3,290,781             44.0%

Dr. Joseph Cummins
800 West 9th Avenue
Amarillo, Texas 79101                            642,174(1)           8.6%

(1) Includes an aggregate of 333,868 shares of common stock held by Joseph Cummins as trustee under certain trusts for the benefit of his children and 13,150 shares owned by Dr. Cummins' wife.

        The following table sets forth the beneficial ownership of the Company's stock as of December 31, 1999 by each executive officer and director, and by all executive officers and directors as a group:


DIRECTORS                        NUMBER OF SHARES      PERCENT OF TOTAL
---------                        ----------------      ----------------
Joseph Cummins                       642,174(1)               8.6%
Dennis Moore                         149,616                  2.0%
James Cook                            66,600(2)                 *
Katsuaki Hayashibara                  48,240                    *
Kathleen Kelleher                     29,390                    *
Stephen Chen                          13,500                    *
Thomas D'Alonzo                        3,000                    *
Edward Amento                           --                     --
Richard Franco                          --                     --
Brian McLean                            --                     --
James Page                              --                     --
Total Group (all directors and       952,520                 12.7%
executive officers - 11 persons)

*  Less than 1%
(1) Includes an aggregate of 333,868 shares of common stock held by Joseph Cummins as trustee under certain trusts for the benefit of his children and 13,150 shares owned by Dr. Cummins' wife.
(2)      All of such shares are owned jointly with Mr. Cook's wife.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has relied significantly on HBL, the largest shareholder of the Company, for a substantial portion of its capital requirements. Pursuant to the Development Agreement, HBL advanced $9,000,000 for funding of research. In addition, HBL has purchased substantial amounts of the Company's common stock from time to time, to the point where it now owns 44% of the issued and outstanding shares of common stock of the Company. Effective November 30, 1999, HBL loaned $1,000,000 to the Company, and the principal and accrued and interest under such loan aggregated $1,003,526 at December 31, 1999. HBL loaned a final $1,000,000 to the Company on February 29, 2000. In addition to the above, HBL and the Company are parties to various license and manufacturing and supply agreements pursuant to which the Company licenses certain technology to or from HBL. HBL supplies formulations of its interferon alpha and other products to the Company.

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

         During 1999, the Company has used the law firm Morris, Moore, Moss & Douglass, P.C. and the firm of Sprouse, Smith & Rowley, P.C. Mr. Edward Morris, Secretary of the Company, was a partner in the Morris, Moore firm until June 15, 1999 and became a partner with the Sprouse, Smith & Rowley firm at that time. The Company was invoiced $74,000 for legal services rendered by Morris, Moore, Moss & Douglass in 1998. In 1999, the Company was invoiced $47,800 for legal services rendered by Morris, Moore, Moss and Douglass; and $59,100 for legal services rendered by Sprouse, Smith & Rowley.

         On March 25, 1999, ABI signed a contract with PPD Pharmaco, Inc., now known as PPD Development, Inc. to provide clinical monitoring and data entry services for ABI's phase III clinical trials in Sjogren's syndrome. During the year ended December 31, 1999, the Company paid $3,063,255.36, for clinical research organization services to PPD Development, Inc. At the time that the contract was signed, Mr. Tom D'Alonzo was President and Chief Operating Officer of PPD and its Clinical Research Organization subsidiary, PPD Development, Inc., and was also a member of the Board of Directors of Amarillo Biosciences, Inc. Mr. D'Alonzo retired from PPD Development, Inc. in October, 1999. Mr. D'Alonzo is still a member of the Board of Directors of Amarillo Biosciences, Inc.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT INDEX


NUMBER              DESCRIPTION
------              -----------
3.1+                Restated Articles of Incorporation of the Company, dated June 22, 1999.
3.3*                Bylaws of the Company.
4.1*                Specimen Common Stock Certificate.
4.2*                Form of Underwriter's Warrant.
10.1*               Agreement dated as of April 1, 1984 between University Patents, Inc. and the
                    Company.
10.2*               License Agreement dated as of March 22, 1988 between the Company and The
                    Texas A&M University System.
10.3*               License Agreement dated October 20, 1989 between the Company and ISI.
10.4*               Manufacturing and Supply Agreement dated October 20, 1989 between the Company and ISI.
10.5*               Joint Development and Manufacturing/Supply Agreement dated March 13, 1992 between the Company and HBL, as amended.
10.6*               Amended and Restated Agreement dated as of November 24, 1992 between
                    Mitsubishi and the Company.
10.7*               Japan Animal Health License Agreement dated January 20, 1993 between the
                    Company and HBL.
10.9*               Employment Agreement dated as of March 4, 1994 between the Company and Dr.
                    Joseph M. Cummins, as amended.
10.11*              Manufacturing/Supply Agreement dated June 1, 1994 between the Company and
                    HBL.
10.12*              Settlement Agreement dated April 27, 1995 among the Company, ISI, Pharma
                    Pacific Management Pty. Ltd. ("PPM"), Pharma Pacific Pty. Ltd., Pharma Pacific
                    Ltd., and Fernz Corporation Limited.
10.13*              Amendment of ACC/ISI License Agreement dated April 27, 1995 between the
                    Company and ISI.
10.14*              PPM/ACC Sub-license Agreement dated April 27, 1995 between PPM and the
                    Company.
10.15*              License and Supply Agreement dated July 10, 1995 between Veldona Africa, Inc.
                    ("VAF") and Innovative Therapeutics, Ltd. ("ITL").
10.16*              Pricing Amendment, dated December 5, 1995 between VAF and ITL.
10.18*              Form of Consulting Agreement between the Company and the Underwriter.
10.19*              Research Agreement dated March 25, 1996 between the Company and Ajinomoto
                    Co., Inc.
10.20+              1996 Employee Stock Option Plan, Amended and Restated as of May 11, 1999.
10.21+              Outside Director and Advisor Stock Option Plan, Amended and Restated as of May
                    11, 1999.

Number              Description
------              -----------
10.22*              Form of Indemnification Agreement between the Company and officers and directors of the Company.
10.23*              Indemnification Agreement between HBL and the Company.
10.24*              Stock Purchase Agreement dated as of September 21, 1987 between Mesa Operating
                    Limited Partnership and the Company.
10.26**             License Agreement dated July 22, 1997, between Hoffmann-La Roche Inc., and the
                    Company.
10.27**             Distribution Agreement dated January 12, 1998, between Global Damon
                    Pharmaceutical and the Company.
10.28**             Distribution Agreement dated September 17, 1997, between HBL and the Company
                    (TNF-A).
10.29**             Distribution Agreement dated September 17, 1997, between HBL and the Company
                    (IFN-G).
10.30***            Amendment No. 1 dated September 28, 1998 to License Agreement of March 22,
                    1988, between The Texas A&M University System and the Company.
10.31***            Employment Agreement dated as of November 29, 1998 between the Company and
                    Kathleen L. Kelleher.
10.32***            Employment Agreement dated as of September 14, 1998 between the Company and
                    Dr. Philip C. Fox.
10.33***            Employment Agreement dated as of September 14, 1998 between the Company and
                    John Smith.
10.34***            Engagement Agreement dated as of October 15, 1998 between Trust Company of the South and the Company.
10.35+#             License Agreement dated June 16, 1999, between North China Pharmaceutical
                    Group Corporation, and the Company
21.                 Subsidiaries of the Company. The following sets forth the name and jurisdiction of incorporation of each subsidiary of the Company. All of such subsidiaries are wholly-
                    owned by the Company.

                                   NAME                 JURISDICTION OF INCORPORATION
                    --------------------------------    -----------------------------
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

27                  Financial Data Schedule

* The Exhibit is incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form SB-2 filed with and declared effective by the Commission (File No. 333-4413) on August 8, 1996.
** The Exhibit is incorporated by reference to the Company's 1997 Annual Report on Form 10-KSB filed with the Commission on or before March 31, 1998.
*** The Exhibit is incorporated by reference to the Company's 1998 Annual Report on Form 10-KSB filed with the Commission on or before March 31, 1999.
+ The Exhibit is incorporated by reference to the Company's Report on Form 10-QSB for the quarterly period ended June 30, 1999, filed with the Commission on August 12, 1999, and subsequently amended on September 13, 1999.
# Portions of this Exhibit have been omitted and filed separately with the Commission.

                               REPORTS ON FORM 8-K

         A report on Form 8-K was filed on October 1, 1999, relating to the Agreement to Convert Debt between Amarillo Biosciences, Inc. and Hayashibara Biochemical Laboratories, Inc., to become effective October 15, 1999; and on December 23, 1999, reporting the October 15, 1999 conversion of debt to stock, and reporting that the November 30, 1999 conversion would not take place, but instead, that Hayashibara Biochemical Laboratories would advance $1,000,000 as a loan to the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AMARILLO BIOSCIENCES, INC.

                                By: /s/ JOSEPH M. CUMMINS
                                   ---------------------------------
                                   Joseph M. Cummins, Chairman of the Board,
                                   President, Chief Financial Officer and Chief
                                   Executive Officer
Date: March 28, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                         Title                                         Date
/s/ JOSEPH M. CUMMINS                     Chairman of the Board,                          March 28, 2000
---------------------------------------   President, Chief Financial                 -----------------------
Joseph M. Cummins                         Officer, Director and
                                          Chief Executive Officer

/s/ EDWARD P. AMENTO                      Director                                        March 28, 2000
---------------------------------------                                              -----------------------
Edward P. Amento

/s/ STEPHEN T. CHEN                       Director                                        March 28, 2000
---------------------------------------                                              -----------------------
Stephen T. Chen

/s/ JAMES COOK                            Director                                        March 28, 2000
---------------------------------------                                              -----------------------
James Cook

/s/ THOMAS W. D'ALONZO                    Director                                        March 28, 2000
---------------------------------------                                              -----------------------
Thomas W. D'Alonzo

/s/ RICHARD A. FRANCO                     Director                                        March 28, 2000
---------------------------------------                                              -----------------------
Richard A. Franco

/s/ KATSUAKI HAYASHIBARA                  Director                                        March 28, 2000
---------------------------------------                                              -----------------------
Katsuaki Hayashibara

                                          Director
---------------------------------------                                              -----------------------
Brian McLean

/s/ DENNIS MOORE                          Director                                        March 28, 2000
---------------------------------------                                              -----------------------
Dennis Moore

/s/ JAMES A. PAGE                         Director                                        March 28, 2000
---------------------------------------                                              -----------------------
James A. Page

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

                        Consolidated Financial Statements

                          Year ended December 31, 1999



                                    CONTENTS



Report of Independent Auditors .....................................F-1


Audited Consolidated Financial Statements


Consolidated Balance Sheets ........................................F-2

Consolidated Statements of Operations...............................F-3

Consolidated Statements of Stockholders' Equity (Deficit)...........F-4

Consolidated Statements of Cash Flows ..............................F-7

Notes to Consolidated Financial Statements..........................F-9

                         Report of Independent Auditors


The Board of Directors
Amarillo Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Amarillo Biosciences, Inc. and subsidiaries (companies in the development stage) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period June 25, 1984, (inception) through December 31, 1991, were audited by other auditors whose report dated July 12, 1992, which has been furnished to us, expressed an unqualified opinion on those statements. The financial statements for the period June 25, 1984, (inception) through December 31, 1991, include total revenues and net loss of $643,566 and $3,901,236, respectively. Our opinion on the statements of operations, stockholders' equity (deficit), and cash flows for the period June 25, 1984, (inception) through December 31, 1999, insofar as it relates to amounts for prior periods through December 31, 1991, is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amarillo Biosciences, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, and the period from June 25, 1984 (inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and need to raise additional financing in order to execute its 2000 Plan raise substantial doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 1.) The 1999 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  ERNST & YOUNG LLP

Dallas, Texas
March 14, 2000

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

                           Consolidated Balance Sheets


                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                    1999              1998
ASSETS
Current assets:
   Cash and cash equivalents                                   $  1,302,343      $  4,776,328
   Inventory                                                         48,639              --
   Other current assets                                              32,137            43,415
                                                               ------------      ------------
Total current assets                                              1,383,119         4,819,743

Property and equipment, net                                         105,799           116,761
Patents, net of accumulated amortization of $89,807
   and $81,177 in 1999 and 1998, respectively                        73,495            43,823
Investment in ISI common stock                                         --               5,735
                                                               ------------      ------------
Total assets                                                   $  1,562,413      $  4,986,062
                                                               ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                            $    521,199      $     88,920
   Accrued interest expense                                           3,526           208,356
   Accrued legal expense                                              3,025             1,609
   Accrued vacation                                                  19,000            19,000
   Other accrued expense                                             63,173               113
                                                               ------------      ------------
Total current liabilities                                           609,923           317,998

Notes payable to stockholder                                      1,000,000         2,600,000
                                                               ------------      ------------
Total liabilities                                                 1,609,923         2,917,998

Commitments and contingencies

Stockholders' equity (deficit)
    Preferred stock, $.01 par value:
    Authorized shares - 10,000,000
    Issued shares - none                                                 --                --
   Common stock, $.01 par value:
   Authorized shares - 20,000,000
   Issued shares - 7,472,157 in 1999 and 5,414,232 in 1998           74,722            54,142
   Additional paid-in capital                                    17,374,570        13,392,138
   Deficit accumulated during the development stage             (17,496,802)      (11,378,216)
                                                               ------------      ------------
Total stockholders' equity (deficit)                                (47,510)        2,068,064
                                                               ------------      ------------
Total liabilities and stockholders' equity (deficit)           $  1,562,413      $  4,986,062
                                                               ============      ============


See accompanying notes.

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

                      Consolidated Statements of Operations


                                                                                 CUMULATIVE
                                                                                FROM JUNE 25,
                                                                                    1984
                                                                                (INCEPTION)
                                             YEAR ENDED        YEAR ENDED         THROUGH
                                            DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                1999              1998              1999
                                            ------------      ------------      ------------
Revenues:
   Contract revenues                        $       --        $       --        $  9,000,000
   Interferon sales                                 --                --             420,974
   Interest income                               111,368           296,819         1,526,005
   Sublicense fees                                  --                --             113,334
   Royalty income                                   --                --              31,544
   Gain (loss) on ISI stock                       (5,735)          (74,590)          108,237
   Other                                           2,400                60           606,831
                                            ------------      ------------      ------------
                                                 108,033           222,289        11,806,925
Expenses:
   Research and development expenses           4,732,365         1,372,850        16,084,809
   Selling, general, and administrative
      expenses                                 1,456,072         1,065,240        12,328,792
   Interest expense                               38,182           117,000           855,126
                                            ------------      ------------      ------------
                                               6,226,619         2,555,090        29,268,727
                                            ------------      ------------      ------------

Loss before income taxes                      (6,118,586)       (2,332,801)      (17,461,802)
Income tax expense                                  --                --              35,000
Net loss                                    $ (6,118,586)     $ (2,332,801)     $(17,496,802)
                                            ============      ============      ============

Basic and diluted net loss per share        $      (0.96)     $      (0.43)
                                            ============      ============

Weighted average shares outstanding            6,362,047         5,414,232
                                            ============      ============


See accompanying notes.

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

            Consolidated Statements of Stockholders' Equity (Deficit)
       Cumulative from June 25, 1984 (Inception) through December 31, 1999
                                    Issuance
                         PriceAdditional Paid in Capital


                                                                                                                Deficit
                                                                                                               Accumulated
                                                                     COMMON STOCK             ADDITIONAL       During the
                                               ISSUANCE         ------------------------       PAID IN         Development
                                                PRICE            SHARES         AMOUNT         CAPITAL            Stage
                                               --------         ---------      ---------     ----------       -------------
1984
Initial issuance for cash                       $0.29              84,000      $     840     $   23,660       $        -
Initial issuance in exchange for legal fees      0.29              30,000            300          8,450                -
Initial issuance in exchange for services and
   research and development costs                0.01           1,086,000         10,860         (9,955)               -
1985
Issuance for cash                                0.83             102,000          1,020         83,980                -
Issuance in exchange for professional fees,
   salaries and research services                0.83              10,800            108          8,892                -
1986
Issuance in exchange for professional fees,
   salaries and services                         0.83              22,800            228         18,772                -
Treasury stock purchase; 11,040 shares at cost                       -              -              -                   -
Issuance for cash                                0.83-1.25        182,352          1,824        154,626                -
Issuance in exchange for professional fees,
   salaries and research services                0.83              19,020            190         15,660                -
1987
Issuance for cash                                1.25-2.08        309,648          3,096        445,974                -
Treasury stock purchase; 2,400 shares at cost                        -              -              -                   -
1988
Issuance for cash                                1.88             120,972          1,210        225,613                -
1989
Issuance for cash                                2.08               2,568             26          5,324                -
Issuance for cash                                2.50             227,748          2,277        567,093                -
1990
Issuance for cash                                1.72-2.50        592,584          5,926      1,108,634                -
Issuance for cash                                4.17             174,000          1,740        723,260                -
Issuance in exchange for note receivable from
   stockholder                                   2.50              54,540            545        135,805                -
1991
Repayment of note receivable from stockholder                        -               -              -                  -
Net loss and total comprehensive loss cumulative
   from June 25, 1984 (inception) through
   December 31, 1991                                                 -               -              -            (3,901,236)



                                                                                NOTE
                                                           UNREALIZED        RECEIVABLE                         TOTAL
                                                           GAIN (LOSS)          FROM          TREASURY      STOCKHOLDERS'
                                                          ON INVESTMENT      STOCKHOLDER       STOCK       EQUITY (DEFICIT)
                                                          -------------     -------------    ----------    ----------------
1984
Initial issuance for cash                                 $        -        $        -       $       -       $   24,500
Initial issuance in exchange for legal fees                        -                 -               -            8,750
Initial issuance in exchange for services and
   research and development costs                                  -                 -               -              905
1985
Issuance for cash                                                  -                 -               -           85,000
Issuance in exchange for professional fees,
   salaries and research services                                  -                 -               -            9,000
1986
Issuance in exchange for professional fees,
   salaries and services                                           -                 -               -           19,000
Treasury stock purchase; 11,040 shares at cost                     -                 -         (22,500)         (22,500)
Issuance for cash                                                  -                 -               -          156,450
Issuance in exchange for professional fees,
   salaries and research services                                  -                 -               -           15,850
1987
Issuance for cash                                                  -                 -               -          449,070
Treasury stock purchase; 2,400 shares at cost                      -                 -          (3,500)          (3,500)
1988
Issuance for cash                                                  -                 -               -          226,823
1989
Issuance for cash                                                  -                 -               -            5,350
Issuance for cash                                                  -                 -               -          569,370
1990
Issuance for cash                                                  -                 -               -        1,114,560
Issuance for cash                                                  -                 -               -          725,000
Issuance in exchange for note receivable from
   stockholder                                                     -             (136,350)           -                -
1991
Repayment of note receivable from stockholder                      -              136,350            -          136,350
Net loss and total comprehensive loss cumulativ
   from June 25, 1984 (inception) through
   December 31, 1991                                               -                 -               -       (3,901,236)

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

      Consolidated Statements of Stockholders' Equity (Deficit)(continued) Cumulative from June 25, 1984 (Inception) through December 31, 1999


                                                                                                                Deficit
                                                                                                               Accumulated
                                                                     COMMON STOCK             ADDITIONAL       During the
                                               ISSUANCE         ------------------------       PAID IN         Development
                                                PRICE            SHARES         AMOUNT         CAPITAL            Stage
                                               --------         ---------      ---------     ----------       -------------
1992
Net loss and total comprehensive loss for year
    ended December 31, 1992                                            --      $      --      $      --       $  (505,558)
                                                                ---------      ---------      ---------       -----------
Balance at December 31, 1992                                    3,019,032         30,190      3,515,788        (4,406,794)
1993
Net loss and total comprehensive loss for year
    ended December 31, 1993                                            --             --             --          (108,363)
                                                                ---------      ---------      ---------       -----------
Balance at December 31, 1993                                    3,019,032         30,190      3,515,788        (4,515,157)
1994
Net loss and total comprehensive loss for year
    ended December 31, 1994                                            --             --             --          (129,239)
Adjustment to unrealized loss on investments                           --             --             --                --

Total comprehensive loss
                                                                ---------      ---------      ---------       -----------
Balance at December 31, 1994                                    3,019,032         30,190      3,515,788        (4,644,396)
1995
Issuance for stock grant                      $   2.50             29,640            297         73,803                --
Net loss for year ended December 31, 1995                              --             --             --          (311,579)
Adjustment to unrealized loss on investments                           --             --             --                --

Total comprehensive loss
                                                                ---------      ---------      ---------       -----------
Balance at December 31, 1995                                    3,048,672         30,487      3,589,591        (4,955,975)
1996
Issuance for cash                                 5.00          2,300,000         23,000      9,354,502                --
Issuance for stock grant                          5.00             79,000            790        394,210                --
Warrants issued for cash                                               --             --            200                --
Cancellation of treasury stock                                    (13,440)          (135)       (25,865)               --
Net loss for year ended December 31, 1996                              --             --             --        (1,618,188)
Adjustment to unrealized loss on investments                           --             --             --                --

Total comprehensive loss
                                                                ---------      ---------      ---------       -----------
Balance at December 31, 1996                                    5,414,232         54,142     13,312,638        (6,574,163)
1997
Net loss for year ended December 31, 1997                              --             --             --        (2,471,252)
Adjustment to unrealized gain (loss) on investment                     --             --             --                --

Total comprehensive loss

Options issued for professional services                               --             --         79,500                --
                                                                ---------      ---------      ---------       -----------
Balance at December 31, 1997                                    5,414,232         54,142     13,392,138        (9,045,415)


                                                                           NOTE
                                                      UNREALIZED        RECEIVABLE                         TOTAL
                                                      GAIN (LOSS)          FROM          TREASURY      STOCKHOLDERS'
                                                     ON INVESTMENT      STOCKHOLDER       STOCK       EQUITY (DEFICIT)
                                                     -------------     -------------    ----------    ----------------
1992
Net loss and total comprehensive loss for year
    ended December 31, 1992                            $      --         $      --       $      --      $   (505,558)
                                                       ---------         ---------       ---------      ------------
Balance at December 31, 1992                                  --                --         (26,000)         (886,816)
1993
Net loss and total comprehensive loss for year
    ended December 31, 1993                                   --                --              --          (108,363)
                                                       ---------         ---------       ---------      ------------
Balance at December 31, 1993                                  --                --         (26,000)         (995,179)
1994
Net loss and total comprehensive loss for year
    ended December 31, 1994                                   --                --              --          (129,239)
                                                       ---------         ---------       ---------      ------------
Adjustment to unrealized loss on investments             (57,316)               --              --           (57,316)
                                                                                                        ------------
Total comprehensive loss                                                                                    (186,555)
                                                       ---------         ---------       ---------      ------------
Balance at December 31, 1994                             (57,316)               --         (26,000)       (1,181,734)
1995
Issuance for stock grant                                      --                --              --            74,100
Net loss for year ended December 31, 1995                     --                --              --          (311,579)
Adjustment to unrealized loss on investments              57,316                --              --            57,316
                                                                                                        ------------
Total comprehensive loss                                                                                   (254,263)
                                                       ---------         ---------       ---------      ------------
Balance at December 31, 1995                                  --                --         (26,000)      (1,361,897)
1996
Issuance for cash                                             --                --              --         9,377,502
Issuance for stock grant                                      --                --              --           395,000
Warrants issued for cash                                      --                --              --               200
Cancellation of treasury stock                                --                --          26,000                --
Net loss for year ended December 31, 1996                     --                --              --        (1,618,188)
Adjustment to unrealized loss on investments              (3,500)               --              --            (3,500)
                                                       ---------         ---------       ---------      ------------
Total comprehensive loss                                                                                  (1,621,688)
                                                                                                        ------------
Balance at December 31, 1996                              (3,500)               --              --         6,789,117
1997
Net loss for year ended December 31, 1997                     --                --              --        (2,471,252)
Adjustment to unrealized gain (loss) on investment        37,198                --              --            37,198
                                                       ---------         ---------       ---------      ------------
Total comprehensive loss                                                                                  (2,434,054)
                                                                                                        ------------
Options issued for professional services                      --                --              --            79,500
                                                       ---------         ---------       ---------      ------------
Balance at December 31, 1997                              33,698                --              --         4,434,563

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

      Consolidated Statements of Stockholders' Equity (Deficit)(continued) Cumulative from June 25, 1984 (Inception) through December 31, 1999


                                                                                                                Deficit
                                                                                                               Accumulated
                                                                     COMMON STOCK             ADDITIONAL       During the
                                               ISSUANCE         ------------------------       PAID IN         Development
                                                PRICE            SHARES         AMOUNT         CAPITAL            Stage
                                               --------         ---------      ---------     ----------       -------------
1998
Net loss for year ended December 31, 1998                            -         $    -        $      -         $ (2,332,801)
Adjustment to unrealized gain (loss)
    on investment                                  -                 -              -               -                 -

Total comprehensive loss                                        ---------      ---------     -----------      ------------
Balance at December 31, 1998                                    5,414,232         54,142      13,392,138       (11,378,216)
1999
Net loss and total comprehensive loss for year
    ended December 31, 1999                                          -              -               -           (6,118,586)
Issuance in exchange for note payable to
    stockholder                                $ 2.9992           946,094          9,461       2,828,065              -
Issuance in exchange for note payable to
    stockholder                                   .9044         1,111,831         11,119         994,367              -
Options issued for professional services                             -                -          160,000              -
                                                                ---------      ---------     -----------      ------------
Balance at December 31, 1999                                    7,472,157      $  74,722     $17,374,570      $(17,496,802)
                                                                =========      =========     ===========      ============


                                                                            NOTE
                                                       UNREALIZED        RECEIVABLE                         TOTAL
                                                       GAIN (LOSS)          FROM          TREASURY      STOCKHOLDERS'
                                                      ON INVESTMENT      STOCKHOLDER       STOCK       EQUITY (DEFICIT)
                                                      -------------     -------------    ----------    ----------------
1998
Net loss for year ended December 31, 1998             $        -        $       -        $      -      $     (2,332,801)
Adjustment to unrealized gain (loss)
    on investment                                           (33,698)            -               -               (33,698)
                                                                                                       ----------------
Total comprehensive loss                                                                                     (2,366,499)
                                                      -------------     -------------    ----------    ----------------
Balance at December 31, 1998                                   -                -               -             2,068,064
1999
Net loss and total comprehensive loss for year
    ended December 31, 1999                                    -                -               -            (6,118,586)
Issuance in exchange for note payable to                       -
    stockholder                                                                 -               -             2,837,526
Issuance in exchange for note payable to
    stockholder                                                -                -               -             1,005,486
Options issued for professional services                       -                -               -               160,000
                                                      -------------     -------------    ----------    ----------------
Balance at December 31, 1999                          $        -        $       -        $      -      $        (47,510)
                                                      =============     =============    ===========   ================


See accompanying notes.

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

                      Consolidated Statements of Cash Flows


                                                                                      CUMULATIVE
                                                                                      FROM JUNE
                                                                                      25, 1984
                                                                                     (INCEPTION)
                                                   YEAR ENDED       YEAR ENDED         THROUGH
                                                  DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                                      1999              1998             1999
                                                 ------------      ------------      ------------
OPERATING ACTIVITIES
Net loss                                         $ (6,118,586)     $ (2,332,801)     $(17,496,802)
Adjustments to reconcile net loss to
   net cash used in operating activities:
   Loss on impairment of ISI stock                      5,735            74,590            80,325
   Depreciation                                        17,092            19,486           207,558
   Amortization                                         8,630             8,475           100,847
   Discount on investment in ISI                         --                --              24,675
   Recognition of deferred sub-license
     fees                                                --                --             (32,844)
   Organization costs                                    --                --             (11,040)
   Gain (loss) on sale of assets                         --                --              (7,373)
   Common stock issued for stock grant                   --                --             469,100
   Common stock issued for services                      --                --              53,505
   Options issued for services                        160,000              --             239,500
Changes in operating assets and liabilities:
   Inventory                                          (48,639)             --             (48,639)
   Other current assets                                11,278            27,364           (32,137)
   Accounts payable                                   432,279            14,166           521,199
   Accrued expenses                                  (140,354)           89,764            88,724
                                                 ------------      ------------      ------------
Net cash used in operating activities              (5,672,565)       (2,098,956)      (15,843,402)

INVESTING ACTIVITIES
Sale of marketable securities                            --           6,007,182              --
Capital expenditures                                   (6,130)          (11,068)         (329,055)
Proceeds from sale of equipment                          --                --              23,071
Patents                                               (38,302)             --            (163,302)
Sale of (investment in) ISI common
   stock                                                 --                --            (105,000)
Net cash provided by (used in)
                                                 ------------      ------------      ------------
   investing activities                               (44,432)        5,996,114          (574,286)
                                                 ------------      ------------      ------------

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

                Consolidated Statements of Cash Flows (continued)



                                                                         CUMULATIVE
                                                                        FROM JUNE 25,
                                                                            1984
                                                                         (INCEPTION)
                                         YEAR ENDED       YEAR ENDED       THROUGH
                                        DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                           1999              1998            1999
                                        -----------      -----------     -----------
FINANCING ACTIVITIES
Receipt of sub-license fees             $      --        $      --       $    32,844
Proceeds from notes payable               1,000,000             --         1,000,000
Issuance of common stock                  1,243,012             --        16,687,187
                                        -----------      -----------     -----------
Net cash provided by financing
   activities                             2,243,012             --        17,720,031
                                        -----------      -----------     -----------
Net increase (decrease) in cash and
   cash equivalents                      (3,473,985)       3,897,158       1,302,343
Cash and cash equivalents at
   beginning of period                    4,776,328          879,170            --
                                        -----------      -----------     -----------
Cash and cash equivalents at end of
   period                               $ 1,302,343      $ 4,776,328     $ 1,302,343
                                        ===========      ===========     ===========

SUPPLEMENTAL INFORMATION
Cash paid for income taxes              $      --        $      --       $    37,084
                                        ===========      ===========     ===========

Cash paid for interest                  $      --        $      --       $     6,466
                                        ===========      ===========     ===========

See accompanying notes.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

                   Notes to Consolidated Financial Statements

                                December 31, 1999



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTS POLICIES

ORGANIZATION

Amarillo Biosciences, Inc. (the "Company" or "ABI"), a development-stage company incorporated in 1984, is engaged in developing biologics for the treatment of human and animal diseases. The Company is currently conducting clinical studies as part of the process of obtaining regulatory approval from the United States Food and Drug Administration (FDA), so that commercial marketing can begin in the United States. Among other activities the Company is presently conducting a Phase III clinical trial, initiated during November, 1998, using low dose oral IFN[alpha] for the treatment of Sjogren's syndrome.

The Company's viability is dependent upon successful commercialization of products resulting from its research and product development activities. The Company plans on working with commercial development partners in the United States and in other parts of the World to provide the necessary sales, marketing, and distribution infrastructure to successfully commercialize the IFN[alpha] product for both human and animal applications. All of the Company's products will require significant additional development, laboratory and clinical testing and investment prior to the Company obtaining regulatory approval to commercially market its product(s). Accordingly, for at least the next few years, the Company will continue to incur research and development and general and administrative expenses and likely will not generate sufficient revenues from product sales to support its operations.

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

The Company's 2000 Plan of Operations calls for the Company to expend approximately $4.1 million in 2000, including the substantial expense of the Company's Phase III Sjogren's syndrome trial (see "Management's 2000 Plan of Operations" elsewhere herein). At December 31, 1999, the Company had available cash of $1,302,343. The Company will need to raise additional funds in order to completely execute its 2000 Plan. The Company is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States, Canada, Europe, and the Middle East . The Company believes that one or more of these agreements will be executed during the first half of 2000. These agreements will generally include provisions for the commercial partner to pay ABI a technology access fee, will include payments for a portion of the clinical

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

                   Notes to Consolidated Financial Statements

                                December 31, 1999



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTS POLICIES (CONTINUED)

trial expenses, will include payment obligations to ABI upon the accomplishment of certain defined tasks, and will provide for payments relating to the future sales of commercial product. These agreements will be an important source of funds for ABI. The Company is also negotiating with private investors as a source of additional funding. Management believes that the fact it is currently conducting an advanced Phase III clinical trial significantly enhances its ability to successfully raise additional funds from its commercial partnering activities and from private investors. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and reduce staff and administrative expenses and may be forced to cease operations.

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

CONCENTRATION OF CREDIT RISK

At December 31, 1999, the Company's cash equivalents were invested principally in money market accounts, a substantial portion of which are uninsured.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORY

The Company's inventory consists of IFN[alpha] lozenges available for sale. The Company's policy is to state inventory at the lower of cost determined on a lot basis or market.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

                   Notes to Consolidated Financial Statements

                                December 31, 1999



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTS POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is calculated using methods that approximate the declining balance method over the estimated useful lives of the assets.

PATENTS; PATENT EXPENDITURES

ABI holds patent license agreements and also holds patents which are owned by the Company. All patents license agreements remain in effect over the life of the underlying patents. Accordingly, the patent license fee is being amortized over 17 years using the straight-line method. Patent fees and legal fees associated with the issuance of new owned patents are capitalized and amortized over 17 years.

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

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

                   Notes to Consolidated Financial Statements

                                December 31, 1999



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTS POLICIES (CONTINUED)

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

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

                   Notes to Consolidated Financial Statements

                                December 31, 1999



1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTS POLICIES (CONTINUED)

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

2. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following:


                                       DECEMBER 31,
                                    1999         1998
                                  --------     --------
Land                              $  8,000     $  8,000
Building                            94,532       94,532
Furniture and equipment            134,287      128,157
Automobile                          13,688       13,688
                                  --------     --------
                                   250,507      244,377
Less accumulated depreciation      144,708      127,616
                                  --------     --------
                                  $105,799     $116,761
                                  ========     ========

3. NOTES PAYABLE

In September 1991 the Company borrowed $1,000,000 under a note payable agreement with HBL. In September 1992, the Company borrowed an additional $1,000,000 under a similar note agreement with HBL. The $1,000,000 note plus accrued interest of $300,000 due September 25, 1996 was renewed in a new note to HBL for $1,300,000 due September 25, 2001 which accrued interest at the rate of 4 1/2%. The $1,000,000 note plus accrued interest of $300,000 due September 16, 1997 was renewed in a new note to HBL for $1,300,000 due September 16, 2002 which accrued interest at the rate of 4 1/2%. Each of the notes provided that the principal and accrued interest be paid only from 10% of the Company's gross revenues from sales of interferon.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

                   Notes to Consolidated Financial Statements

                                December 31, 1999



3. NOTES PAYABLE (CONTINUED)

In April of 1999 HBL agreed to convert $2,837,526 debt and accrued interest owed to it by the Company to voting common stock of the Company. The total number of shares issued to HBL in consideration for the cancellation of the indebtedness was 946,094 shares valued at the then market value of $2.99 per share.

The Company currently has a loan agreement with HBL which calls for HBL to loan the Company $3 million to be advanced in three installments as follows: $1 million by August 31, 1999; $1 million by November 30, 1999; and $1 million by February 29, 2000. The annual interest rate on unpaid principal from the date of each respective advance is 4 1/2%, with accrued interest being payable at the maturity of the note. The note is payable on or before July 22, 2004, or on or before the expiration of one (1) year after approval of the Company's product by the U.S. Food and Drug Administration, whichever occurs first.

On September 30,1999, the Company entered into an Agreement to Convert Debt with HBL regarding the above described note payable to HBL in the then principal amount of $1 million, the first loan installment having by then been advanced. On October 15, 1999, pursuant to the Agreement to Convert, HBL canceled the note in exchange for 1,111,831 shares of common stock of the Company valued at the then market value of $.9044 per share. The two additional $1 million advances were to be likewise converted to equity purchases on or before November 30, 1999 and February 29, 2000, respectively.

However, by subsequent agreement of the parties, the equity purchases planned for November 30, and February 29, 2000 were reinstated as loans. ABI received a loan of $1 million on November 30, 1999, evidenced by note dated December 3, 1999 in the original principal amount of $1,000,000 bearing interest at the rate of 4 1/2% per annum and due and payable on or before December 3, 2004, or on or before the expiration of one year after approval of the Company's Product by the US Food and Drug Administration, whichever occurs first. The final installment was advanced on February 29, 2000, under terms which are identical, except that the principal and accrued interest under that note will be payable on or before February 29, 2005, or on or before the expiration of one year after approval of the Company's Product by the US Food and Drug Administration, whichever occurs first.

As a result of its related party nature, the Company has concluded it is not practicable to estimate the fair value of its note payable to stockholder.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

                   Notes to Consolidated Financial Statements

                                December 31, 1999



4. MANUFACTURING AND SUPPLY AGREEMENTS

The Company was a party to the following manufacturing and supply agreements at December 31, 1999:

On March 13, 1992, the Company entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the Development Agreement), a major stockholder (see Note 7) under which HBL will formulate, manufacture, and supply HBL interferon for the Company or any sub-licensee. In exchange, HBL is entitled to receive a transfer fee, specified royalties and a portion of any payment received by the Company for sub-license of rights under this agreement. The agreement further provides that the Company sub-license to HBL the right to market HBL interferon for oral use in humans and in non- human, warm-blooded species in Japan, in exchange for the Company receiving a royalty fee based on net sales. On June 1, 1994, the Company entered into an additional agreement with HBL to make the Company HBL's exclusive agent for the development of HBL interferon for non-oral use in humans and in non-human, warm-blooded species in North America. In exchange, HBL is entitled to receive a transfer fee based on units of interferon supplied.

Under the Development Agreement, HBL provided $9,000,000 in research funding to the Company. The agreement also provides that a royalty fee be paid to HBL. The initial term of the agreement was for seven years, has been extended through March 13, 2002, and will be renewed automatically for successive three-year terms. However, HBL can terminate the agreement at any time after the end of the first renewal term if certain conditions are not met.

On October 20, 1989, the Company entered into a manufacturing and supply agreement with Interferon Sciences, Inc. (ISI), then a 1% stockholder of the Company under which ISI will manufacture and utilize ISI interferon to formulate and supply interferon-containing compositions to the Company for use in non-human species. Under the Agreement, ISI is entitled to receive certain transfer fees, manufacturing and supply fees, and a portion of any payments received by the Company related to the use of ISI interferon. The agreement will be in force for seven years after ISI's receipt of the first purchase order from the Company and thereafter as long as net sales of such products by the Company meet certain levels. As of December 31, 1999, the Company has not submitted a purchase order to ISI.

5. LICENSE AND SUBLICENSE AGREEMENTS

The Company holds patent rights for which the Company has paid certain license fees under three license agreements. Under these agreements, the Company will pay the licensor a portion of any sub-license fee received by the Company with respect to the manufacturing, use or sale of a licensed product, as well as a royalty fee based on the net selling price of

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

                   Notes to Consolidated Financial Statements

                                December 31, 1999



5. LICENSE AND SUBLICENSE AGREEMENTS (CONTINUED)

licensed products, subject to a minimum annual royalty. The Company has also entered into various sub-license agreements under which the Company is entitled to receive royalties based on the net sales value of licensed products.

6. RESEARCH AGREEMENTS

The Company contracts with third parties throughout the world to conduct research including studies and clinical trials. These agreements are generally less than one year in duration. At December 31, 1999, the Company had commitments to provide additional funding of approximately $2.94 million under these agreements.

7. COMMON STOCK

In May 1993, the stockholders of the Company approved an amendment to the Articles of Incorporation to increase the total number of authorized shares of common stock of the Company from one million shares to ten million shares. The stockholders also approved a ten- for-one stock split for the currently issued and outstanding shares of the Company.

Pursuant to shareholder approval obtained at the Company's 1999 annual meeting of shareholders, the Company amended its Articles of Incorporation effective June 22, 1999, to increase the number of voting common shares authorized for issuance from 10,000,000 to 20,000,000, and to establish a new class of preferred stock consisting of 10,000,000 authorized shares, issuable in series. To date, no preferred stock has been issued.

Since 1984, the Company has issued common stock in exchange for various professional, research, and consulting services. The stock issued for non-cash consideration was assigned a value based on the fair value of the services received.

In July 1992, the Board of Directors approved restricted stock grants to three employees which allowed the Company to issue, under certain conditions, up to 180,000 shares of its authorized but unissued shares of common stock. In May 1994 the Board of Directors approved restricted stock grants to an additional employee which allowed the Company to issue, under certain conditions, up to 30,000 shares of its authorized but unissued shares of common stock. In January 1995, 29,640 shares of common stock (net of required federal withholdings of 12,360 shares) were issued to a former employee under a Contract Termination and Severance Agreement. The issuance and withholding were in full satisfaction of the employee's original 84,000 shares in stock grants. In August 1996, 79,000 shares of

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

                   Notes to Consolidated Financial Statements

                                December 31, 1999



7. COMMON STOCK (CONTINUED)

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

As described in Note 3, in April of 1999 HBL agreed to convert $2,837,526 debt and accrued interest owed to it by the Company to 946,094 shares of common stock of the Company. HBL subsequently entered into a $3,000,000 loan agreement with ABI, of which $1,005,486.50 in debt and accrued interest was converted to 1,111,831 shares of ABI's voting common stock effective October 15, 1999.

In addition to 200,000 warrants granted to the Company's underwriter (exercisable through August, 2000 at $8.10 per share) the Company has 585,608 shares of common stock reserved for issuance upon exercise of warrants granted to outside consultants, 473,608 of which are not vested, and will vest only upon the occurrence of significant funding events in which the respective warrant holders are instrumental.

During 1997, the Company granted 30,000 options to outside professionals for services which vested immediately at an exercise price of $4.25 (fair market value of the common stock at the date of the grant). The Company recognized $79,500 (representing the fair value of the options) in expense relating to these grants.

During 1999, the Company charged $160,000 to expense representing the estimated fair value of options and warrants granted in exchange for services. The exercise price of 20,000 options was $1.25 and the exercise price of 112,000 warrants was $1.75.

Under a stock purchase agreement with a stockholder, Mesa, Inc. (Mesa), the Company is prohibited from repurchasing or redeeming any of its issued and outstanding shares without the prior written approval of Mesa unless such redemption or repurchase is offered pro rata to all stockholders.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

                   Notes to Consolidated Financial Statements

                                December 31, 1999



8. STOCK OPTION PLAN

The Company has elected to follow APB 25 and related interpretations in accounting for its stock-based compensation. Under APB 25, because the exercise price of the Company's stock options has been equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

During 1996, the Company introduced two stock option plans: the 1996 Employee Stock Option Plan (Employee Plan) and the Outside Director and Advisor Stock Option Plan (Director Plan). The Employee Plan has authorized the grant of options to employees for up to 590,000 shares of the Company's common stock. All options granted have five to ten year terms and become exercisable over a four to five year period. The option price is equal to 100% to 110% of the fair value of the common stock on the date of grant depending on the percentage of common stock owned by the optionee on the grant date. The Director Plan allows options to purchase a maximum of 410,000 shares of the Company's common stock to be granted to outside directors and scientific advisors to the Company at an exercise price equivalent to 100% of the fair market value of the common stock on the date of grant. The ten year options become exercisable over a period of five years.

In addition to options issued pursuant to the Company's employee and Director stock option plans, the Company recently granted 625,932 non-qualified options to Directors, employees, and one consultant. Two Hundred Thousand (200,000) options were granted to Directors on December 16, 1999. Such options vested immediately, and have an exercise price of $1.625 per share which was the fair market value of the Company's stock as of the date of grant. Twenty Thousand (20,000) options were granted on the same date and upon the same terms to a non-affiliated consultant of the Company. Four Hundred Five Thousand Nine Hundred Thirty-Two (405,932) options were granted to employees of the Company, including 300,000 granted to Joseph Cummins, President and CEO. Such options are exercisable at a price of $.875 per share, being the fair market value of the Company's stock on December 29, 1999, the date of grant. All of such options granted to employees were granted in consideration of the employees' agreement to relinquish salary during 2000, on the basis of two options granted for every $1.00 of salary voluntarily relinquished, with the amount of such relinquished salary being reflected in the Option Agreement signed with each employee, such options to vest monthly beginning in January, 2000, and to expire December 29, 2004.

Supplemental information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

                   Notes to Consolidated Financial Statements

                                December 31, 1999



8. STOCK OPTION PLAN (CONTINUED)

assumptions for 1999 and 1998, respectively: risk-free interest rate of 5.69% and 5.55%; dividend yield of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 1.306 and .822; and a weighted-average expected life of the option of 3.1 and 3.2 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The expense amounts for 1999 and 1998 are not necessarily indicative of the effects on reported net income (loss) for future years. The Company's pro forma information as of December 31, is as follows:



                                                         1999                1998
                                                   --------------      --------------
Pro forma net loss                                 $   (6,549,923)     $   (2,358,342)
Pro forma basic and diluted net loss per share     $        (1.03)     $        (0.44)

Based on the Black-Scholes method, the fair value of the options granted as of December 31, is as follows:


                                                              1999            1998
                                                           -----------     -----------
Number of options issued at fair market value of stock         854,307         104,000
Weighted-average fair value of options                     $      0.90     $      1.12
Weighted-average exercise price of options                 $      1.18     $      1.92

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

                   Notes to Consolidated Financial Statements

                                December 31, 1999



8. STOCK OPTION PLAN (CONTINUED)

A summary of the Company's stock option activity, and related information for the year ended December 31, is as follows:


                                                   1999                         1998
                                                 ---------                   ---------
                                                  WEIGHTED                    WEIGHTED
                                                  AVERAGE                     AVERAGE
                                                  EXERCISE                    EXERCISE
                                    OPTIONS        PRICE        OPTIONS        PRICE
                                   ---------     ---------     ---------     ---------
Outstanding, beginning of year       322,500     $    3.74       218,500     $    4.59
Granted                              854,307          1.18       104,000          1.94
Expired, unexercised                    --            --            --            --
Exercised                               --            --            --            --
                                   ---------                   ---------
Outstanding, end of year           1,176,807     $    1.88       322,500     $    3.74
                                   =========                   =========

Exercisable at end of year           384,661     $    2.67        92,900     $    4.63
                                   =========                   =========

Exercise prices for options outstanding as of December 31, 1999 ranged from $0.875 to $5.50. Of these options, 223,500 have exercise prices ranging from $3.875 to $5.00 and the remainder range from $0.875 to $1.75. The weighted-average remaining contractual life of those options is 6.65 years.

9. EMPLOYEE BENEFIT PLAN

The Company has a Simplified Employee Pension Plan (the Plan) which is a contributory plan that covers all employees of the Company. Contributions to the Plan are at the discretion of the Company. The plan expense for the years ended December 31, 1999 and 1998, and cumulative from June 25, 1984 (inception) through December 31, 1999 was $0, $0 and $200,857, respectively.

10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company's deferred tax asset of approximately $5,825,000 and $3,807,000 at December 31, 1999 and 1998, respectively, was subject to a valuation allowance of $5,825,000 and $3,807,000 at December 31, 1999 and 1998, respectively, because of uncertainty regarding the Company's ability to realize future tax

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

                   Notes to Consolidated Financial Statements

                                December 31, 1999



10. INCOME TAXES (CONTINUED)

benefits associated with the deferred tax assets. Deferred tax assets were comprised primarily of net operating loss carryovers and the cash method of accounting used by the Company for federal income tax reporting.

At December 31, 1999, the Company has net operating loss carryforwards of approximately $14,960,000 for federal income tax purposes expiring in 2006 through 2019. The ability of the Company to utilize these carryforwards may be limited should changes in stockholder ownership occur.

At December 31, 1999, the Company had approximately $36,000 of alternative minimum tax credits which may be carried forward indefinitely.

The difference between the reported income tax provision and the benefit normally expected by applying the statutory rate to the loss before income taxes results primarily from the inability of the Company to recognize its tax losses.

11. CONTINGENCIES

The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 1999.

12. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has and expects to have transactions with related parties, including stockholders. In addition to the transactions disclosed elsewhere in these financial statements, during 1999 the Company has used the law firm Morris, Moore, Moss & Douglass, P.C. and the firm of Sprouse, Smith & Rowley, P.C. Mr. Edward Morris, Secretary of the Company, was a partner in the Morris, Moore firm until June 15, 1999 and became a partner with Sprouse, Smith & Rowley firm at that time. The Company was invoiced $74,000 for legal services rendered by Morris, Moore, Moss & Douglass in 1998. In 1999, the Company was invoiced $47,800 for legal services rendered by Morris, Moore, Moss and Douglass; and $59,100 for legal services rendered by Sprouse, Smith & Rowley.

On March 25, 1999, ABI signed a contract with PPD Pharmaco, Inc., now known as PPD Development, Inc. to provide clinical monitoring and data entry services for ABI's phase III clinical trials in Sjogren's syndrome. During the year ended December 31, 1999, the Company paid $3,063,000, for clinical research organization services to PPD Development, Inc. At the

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

                   Notes to Consolidated Financial Statements

                                December 31, 1999


12. RELATED PARTY TRANSACTIONS (CONTINUED)

time that the contract was signed, Mr. Tom D'Alonzo was President and Chief Operating Officer of PPD and its Clinical Research Organization subsidiary, PPD Development, Inc. Mr. D'Alonzo is also a member of the Board of Directors of ABI. Mr. D'Alonzo retired from PPD Development, Inc. in October, 1999, but remains a member of the Board of Directors of ABI.

13. SETTLEMENT OF LITIGATION

Commencing in 1993, the Company was the plaintiff in litigation involving a patent infringement action in New Zealand. In May 1996, a settlement was reached whereby the Company: (1) amended its manufacturing and supply agreement with ISI to allow the sub- license of certain products previously exclusively licensed to ISI and purchased 312,500 shares of ISI common stock for $625,000, or $2 per share, representing the quoted market price of ISI stock at that time; and (2) received $550,000 cash from the defendant in the lawsuit, comprising $50,000 in exchange for a sub-license of the technology that was the subject of the lawsuit and $500,000 as a payment toward research and development costs incurred by the Company.

As a result of restrictions on the sale by the Company of its ISI stock until August 1997, the Company discounted the ISI stock (quoted price $1.66 per share at December 31, 1996) to a carrying value of $471,500 at December 31, 1996 and during 1995 charged $150,000 to selling, general and administrative expenses and charged $3,500 to unrealized loss on marketable securities in 1996.

14. ISI STOCK

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

In January, 1999 there was a four for one reverse stock split, leaving the Company with 2,625 shares of ISI stock at December 31, 1999. Due to the low price and lack of liquidity for ISI stock, the Company has deemed such stock to be worthless and has written off the $5,735 carrying value of the stock.

                               INDEX TO EXHIBITS

NUMBER              DESCRIPTION
------              -----------
3.1+                Restated Articles of Incorporation of the Company, dated June 22, 1999.
3.3*                Bylaws of the Company.
4.1*                Specimen Common Stock Certificate.
4.2*                Form of Underwriter's Warrant.
10.1*               Agreement dated as of April 1, 1984 between University Patents, Inc. and the
                    Company.
10.2*               License Agreement dated as of March 22, 1988 between the Company and The
                    Texas A&M University System.
10.3*               License Agreement dated October 20, 1989 between the Company and ISI.
10.4*               Manufacturing and Supply Agreement dated October 20, 1989 between the Company and ISI.
10.5*               Joint Development and Manufacturing/Supply Agreement dated March 13, 1992 between the Company and HBL, as amended.
10.6*               Amended and Restated Agreement dated as of November 24, 1992 between
                    Mitsubishi and the Company.
10.7*               Japan Animal Health License Agreement dated January 20, 1993 between the
                    Company and HBL.
10.9*               Employment Agreement dated as of March 4, 1994 between the Company and Dr.
                    Joseph M. Cummins, as amended.
10.11*              Manufacturing/Supply Agreement dated June 1, 1994 between the Company and
                    HBL.
10.12*              Settlement Agreement dated April 27, 1995 among the Company, ISI, Pharma
                    Pacific Management Pty. Ltd. ("PPM"), Pharma Pacific Pty. Ltd., Pharma Pacific
                    Ltd., and Fernz Corporation Limited.
10.13*              Amendment of ACC/ISI License Agreement dated April 27, 1995 between the
                    Company and ISI.
10.14*              PPM/ACC Sub-license Agreement dated April 27, 1995 between PPM and the
                    Company.
10.15*              License and Supply Agreement dated July 10, 1995 between Veldona Africa, Inc.
                    ("VAF") and Innovative Therapeutics, Ltd. ("ITL").
10.16*              Pricing Amendment, dated December 5, 1995 between VAF and ITL.
10.18*              Form of Consulting Agreement between the Company and the Underwriter.
10.19*              Research Agreement dated March 25, 1996 between the Company and Ajinomoto
                    Co., Inc.
10.20+              1996 Employee Stock Option Plan, Amended and Restated as of May 11, 1999.
10.21+              Outside Director and Advisor Stock Option Plan, Amended and Restated as of May
                    11, 1999.

Number              Description
------              -----------
10.22*              Form of Indemnification Agreement between the Company and officers and directors of the Company.
10.23*              Indemnification Agreement between HBL and the Company.
10.24*              Stock Purchase Agreement dated as of September 21, 1987 between Mesa Operating
                    Limited Partnership and the Company.
10.26**             License Agreement dated July 22, 1997, between Hoffmann-La Roche Inc., and the
                    Company.
10.27**             Distribution Agreement dated January 12, 1998, between Global Damon
                    Pharmaceutical and the Company.
10.28**             Distribution Agreement dated September 17, 1997, between HBL and the Company
                    (TNF-A).
10.29**             Distribution Agreement dated September 17, 1997, between HBL and the Company
                    (IFN-G).
10.30***            Amendment No. 1 dated September 28, 1998 to License Agreement of March 22,
                    1988, between The Texas A&M University System and the Company.
10.31***            Employment Agreement dated as of November 29, 1998 between the Company and
                    Kathleen L. Kelleher.
10.32***            Employment Agreement dated as of September 14, 1998 between the Company and
                    Dr. Philip C. Fox.
10.33***            Employment Agreement dated as of September 14, 1998 between the Company and
                    John Smith.
10.34***            Engagement Agreement dated as of October 15, 1998 between Trust Company of the South and the Company.
10.35+#             License Agreement dated June 16, 1999, between North China Pharmaceutical
                    Group Corporation, and the Company
21.                 Subsidiaries of the Company. The following sets forth the name and jurisdiction of incorporation of each subsidiary of the Company. All of such subsidiaries are wholly-
                    owned by the Company.

                                  NAME                  JURISDICTION OF INCORPORATION
                    --------------------------------    -----------------------------

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

27                  Financial Data Schedule

* The Exhibit is incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form SB-2 filed with and declared effective by the Commission (File No. 333-4413) on August 8, 1996.
** The Exhibit is incorporated by reference to the Company's 1997 Annual Report on Form 10-KSB filed with the Commission on or before March 31, 1998.
*** The Exhibit is incorporated by reference to the Company's 1998 Annual Report on Form 10-KSB filed with the Commission on or before March 31, 1999.
+ The Exhibit is incorporated by reference to the Company's Report on Form 10-QSB for the quarterly period ended June 30, 1999, filed with the Commission on August 12, 1999, and subsequently amended on September 13, 1999.
# Portions of this Exhibit have been omitted and filed separately with the Commission.