Form 10QSB
period 2000-03-31
AMARILLO BIOSCIENCES INC
filed 2000-05-12
CIK 1014763

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           MARCH 31, 2000
                               ------------------------------------


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

As of March 31, 2000 there were 7,472,157 shares of the issuer's common stock outstanding.

                         This report contains 12 pages.

                           AMARILLO BIOSCIENCES, INC.


                                      INDEX


PART I:        FINANCIAL INFORMATION                                            PAGE NO.
                                                                                --------
Item 1.        Financial Statements
               Consolidated Balance Sheets - December 31, 1999 and March
               31, 2000 ................................................                3

               Consolidated Statements of Operations - Three Months
               Ended March 31, 1999 and 2000 and Cumulative from June
               25, 1984 (Inception) through March 31, 2000 .............                4

               Condensed Consolidated Statements of Cash Flows - Three
               Months Ended March 31, 1999 and 2000 and Cumulative
               from June 25, 1984 (Inception) through March 31, 2000 ...                5

               Notes to Consolidated Financial Statements ..............                6

Item 2.        Management's Plan of Operations .........................                8

PART II:       OTHER INFORMATION


Item 2.        Changes in Securities and Use of Proceeds ...............               10

Item 5.        Other Information .......................................               10

Item 6.        Exhibits and Reports on Form 8-K ........................               11

Signatures .............................................................               12

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                           CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,        MARCH 31,
                                                                      1999              2000
                                                                  ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $  1,302,343      $  1,065,183
  Inventory                                                             48,639            48,639
  Other current assets                                                  32,137            35,672
                                                                  ------------      ------------
Total current assets                                                 1,383,119         1,149,494
Property and equipment, net                                            105,799           102,675
Patents, net of accumulated amortization of $89,806 and                 73,495            71,667
$91,634 at December 31, 1999 and March 31, 2000, respectively
                                                                  ------------      ------------
Total assets                                                      $  1,562,413      $  1,323,836
                                                                  ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                $    521,199      $    510,331
  Accrued interest expense                                               3,526            18,542
  Other accrued expenses                                                82,198            18,927
                                                                  ------------      ------------
Total current liabilities                                              609,923           547,800
Notes payable to related party                                       1,000,000         2,000,000
                                                                  ------------      ------------
Total liabilities                                                    1,609,923         2,547,800
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value:
     Authorized shares - 10,000,000
     Issued shares - none                                                   --                --
  Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued shares - 7,472,157                                          74,722            74,722
  Additional paid-in capital                                        17,374,570        17,439,316
  Deficit accumulated during the development stage                 (17,496,802)      (18,738,002)
                                                                  ------------      ------------
Total stockholders' equity                                             (47,510)       (1,223,964)
                                                                  ------------      ------------
Total liabilities and stockholders' equity                        $  1,562,413      $  1,323,836
                                                                  ============      ============


                            See accompanying notes.

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Three months ended           Cumulative from
                                                  March 31,                June 25, 1984
                                        ------------------------------  (Inception) through
                                            1999              2000         March 31, 2000
                                        ------------      ------------  -------------------
Revenues:                               $         --      $         --      $  9,000,000
  Contract revenues
  Interferon sales                                --                --           420,974
  Interest income                             48,687            12,296         1,538,301
  Sublicense fees                                 --                --           113,334
  Royalty income                                  --                --            31,544
  Gain on ISI stock                               --             5,209           113,446
  Other                                           --               100           606,931
                                        ------------      ------------      ------------
                                              48,687            17,605        11,824,530

Expenses:                                  1,681,044           942,151        17,026,960
  Research and development
    expenses
  Selling, general, and                      324,329           301,638        12,630,430
    administrative expenses
  Interest expense                            28,849            15,016           870,142
                                        ------------      ------------      ------------
                                           2,034,222         1,258,805        30,527,532
                                        ------------      ------------      ------------

Loss before income taxes                  (1,985,535)       (1,241,200)      (18,703,002)
Income tax expense                                --                --            35,000
                                        ------------      ------------      ------------
Net loss                                $ (1,985,535)     $ (1,241,200)     $(18,738,002)
                                        ============      ============      ============
Basic and diluted loss per share        $      (0.37)     $      (0.17)
                                        ============      ============
Weighted average shares outstanding        5,414,232         7,472,157
                                        ============      ============


                             See accompanying notes.

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Three months ended         Cumulative from
                                                         March 31,               June 25, 1984
                                              ------------------------------  (Inception) through
                                                  1999              2000         March 31, 2000
                                              ------------      ------------  -------------------
Net cash used in operating activities         $   (914,627)     $ (1,242,369)     $(17,085,771)
                                              ------------      ------------      ------------

Net cash provided by (used in) investing
  activities                                        (6,130)            5,209          (569,077)
                                              ------------      ------------      ------------
Net cash provided by financing activities               --         1,000,000        18,720,031
                                              ------------      ------------      ------------
Net increase (decrease) in cash and cash
 equivalents                                      (920,757)         (237,160)        1,065,183
                                              ------------      ------------      ------------
Cash and cash equivalents at beginning
 of period                                       4,776,328         1,302,343                --
                                              ------------      ------------      ------------
Cash and cash equivalents at end of
 period                                       $  3,855,571      $  1,065,183      $  1,065,183
                                              ============      ============      ============
Supplemental Disclosure of Cash Flow
  Information

Cash paid for income taxes                    $         --      $         --      $     37,084
                                              ============      ============      ============

Cash paid for interest                        $         --      $         --      $      6,466
                                              ============      ============      ============


                             See accompanying notes.

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation. The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission, are unaudited (except for the December 31, 1999 consolidated balance sheet which was derived from the Company's audited financial statements), but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

     Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

2. Loss per share. Loss per share is computed based on the weighted average number of common shares outstanding.

3. On September 30, 1999 the Company entered into an Agreement to Convert Debt ("Agreement") with Hayashibara Biochemical Laboratories, Inc., a Japanese corporation ("HBL"). On October 15, 1999 pursuant to this Agreement, the Company issued 1,111,831 shares of its common stock to HBL in exchange for the release of $1,005,486.30 in debt and accrued interest.

     The Agreement called for an exchange to take place on November 30, 1999 in which HBL would contribute $1,000,000 to the Company and receive an equivalent amount of the Company's common stock. By mutual consent, the Company and HBL agreed that the November 30, 1000 transaction called for under the Agreement would not take place. Instead, HBL loaned $1,000,000 to the Company at an interest rate of 4 1/2%, compounded annually, payable on or before November 30, 2004 or one (1) year after FDA approval of a drug containing HBL interferon alpha for oral administration to humans, whichever occurs first.

     The Agreement also called for an exchange to take place on February 29, 2000 in which HBL would contribute $1,000,000 to the Company and receive an equivalent amount of the Company's common stock. By mutual consent, the Company and HBL agreed that the February 29, 2000 transaction called for under the Agreement would not take place. Instead, on February 29, 2000, HBL loaned $1,000,000 to the Company at an interest rate of 4 1/2%, compounded annually, payable on or before February 29, 2005, or one (1) year after FDA approval of a drug containing HBL interferon alpha for oral administration to humans, whichever occurs first. This transaction discharged all remaining obligations of ABI and HBL under the Agreement.

4. On December 29, 1999 405,932 options were granted to employees of the Company, including 300,000 granted to Joseph Cummins, President and CEO. Such options are exercisable at a price of $.875 per share, being the fair market value of the Company's stock on December 29, 1999, the date of grant. All of such options granted to employees were granted in consideration of the employees' agreement to relinquish salary during 2000, on the basis of two options granted for every $1.00 of salary voluntarily relinquished, with the amount of such relinquished salary being reflected in the Option Agreement signed with each employee, such options to vest monthly beginning in January, 2000, and to expire December 29, 2004.

     The Company recorded compensation expense in the amount of $64,746 during the first quarter in regard to these options. This amount represents the difference between the exercise price and the fair market value of the stock on the date of the salary reduction commitment by each of the employees, amortized over the 12 month vesting period.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

Amarillo Biosciences, Inc. is a development stage company, which is conducting research and development activities focused on biologics for the treatment of human and animal diseases. The Company has not commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. The Company's accumulated deficit has continued to grow, from $17,496,802 at December 31, 1999 to $18,738,002 at March 31, 2000. Operating
losses are expected to continue for the foreseeable future and until such time as the Company is able to attain sales levels sufficient to support its operations.

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

RESEARCH AND DEVELOPMENT: Until it achieves commercial product sales, the Company's business is research and development, and this is the area where the Company's principal efforts will be expended during the next 12 months. The Company has budgeted approximately $2.5 million for expenditure during the next twelve months on research and development, inclusive of amounts to be expended on the Company's Phase III Sjogren's syndrome clinical trials.

PERSONNEL: In addition to its intellectual property, the Company's principal assets are its personnel. The Company has been successful in controlling its personnel costs, both by maintaining its principal location in Amarillo, Texas, and by ensuring maximum efficiency and utilization of existing personnel. The Company has budgeted approximately $767,000 for personnel expenses during the next twelve months, including salaries, payroll taxes, directors' and officers' general liability insurance, and group life, health, and liability insurance.

CONSULTING AND PROFESSIONAL (EXCEPT LEGAL AND ACCOUNTING): The Company has budgeted approximately $120,000 for expenditure on professional consultants in the next 12 months. Consulting fees are expected to be paid to the Company's scientific advisory board; to certain directors who perform specific consulting tasks at the Company's request; and to a number of independent consultants, in connection with the operation of the Company. The Company will continue to use the services of consultants to complement the Company's small full-time staff, where such is a more efficient utilization of the Company's resources.

LEGAL AND ACCOUNTING: Although the Company is not involved in litigation, it has budgeted legal expenses of approximately $135,000 during the next 12 months. Almost 20% of the Company's legal expenditures will be for preparation and filing of patents and for maintenance of existing patents in a number of countries. Other legal expenses will be related to compliance with laws and regulations affecting public companies, licensing and contracting, and general corporate matters. The Company does not presently have an in-house legal staff, nor does it intend to put such a staff in place during the next 12 months. The Company expects to continue Ernst & Young as its auditors.

PUBLIC RELATIONS, INVESTOR RELATIONS AND SHAREHOLDER RELATIONS: The Company has budgeted approximately $30,000 for public relations, investor relations and shareholder relations during the next 12 months. The Company has also budgeted sufficient amounts to maintain its comprehensive web site (www.amarbio.com).

LIQUIDITY NEEDS: The principal budget items discussed above, along with other miscellaneous costs and expenses, will cause the Company to expend approximately $4.1 million during the next twelve months including the substantial expense of the Company's Phase III Sjogren's syndrome clinical trials. At March 31, 2000 the Company had available cash of $1,065,182. Proceeds from a private placement which closed in April will generate cash in the amount of $790,000.

The Company will need to raise additional funds to complete the Sjogren's syndrome clinical trials. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to reduce staff and administrative expenses and may be forced to cease operations.

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

The Company's common stock was delisted from the Nasdaq SmallCap Stock Market on October 12, 1999 because the Company did not have sufficient net tangible assets to meet the applicable Nasdaq maintenance criteria. The Company has appealed this decision to the Nasdaq Listing and Hearing Review Council. The Company's common stock is currently traded on the Over the Counter Bulletin Board.

On April 15, 2000 the Company completed a private placement. The Company sold 316,000 unregistered shares of its voting common stock at a price of $2.50 per share, generating $790,000 in cash. In addition, the investment package included five year warrants allowing each investor the right to purchase 20% more stock, or a total of 63,200 more shares than originally subscribed at a 25% increase in price per share, and an additional 20% more stock, or a total of 63,200 more shares than that originally subscribed at a 50% increase in price per share.


ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS: On April 7, 2000 the Company announced the results from the first of its double-blinded, placebo-controlled Phase III studies in primary Sjogren's syndrome. These results demonstrated an improvement in unstimulated whole saliva (UWS) production in those patients receiving the 150 International Units of interferon alpha (IFN"). This increase correlated strongly with subjective improvements in oral dryness, throat dryness and nasal dryness, as determined by visual analog scale. Measurements of whole saliva and subjective oral dryness had been designated the primary end points of the study. When an intent-to-treat analysis was used to analyze these data, the results were not significant. Because of the importance of UWS measurement, the Company plans to focus on this measure in its second, ongoing Phase III study. The Company intends to revise the primary end point of the study to be the change in UWS, but will continue to measure all end points.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     EXHIBIT 27. Financial Data Schedule

     A report on Form 8-K, dated February 11, 2000 relating to the Agreement to Convert Debt between Amarillo Biosciences, Inc. and Hayashibara Biochemical Laboratories, Inc., was filed on February 16, 2000 reporting that the February 29, 2000 conversion of debt to stock would not take place, but instead that Hayashibara Biochemical Laboratories, Inc. would advance $1,000,000 as a loan to the Company.

                                   SIGNATURES


     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         AMARILLO BIOSCIENCES, INC.


Date: May 11, 2000
                                   By: /s/ JOSEPH M. CUMMINS
                                      ------------------------------------------
                                             Joseph M. Cummins
                                             President, Chief Executive Officer
                                             and Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
------              -----------
  27                Financial Data Schedule