Form 10QSB
period 2000-06-30
AMARILLO BIOSCIENCES INC
filed 2000-08-03
CIK 1014763

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended JUNE 30, 2000
                               -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20791


                           AMARILLO BIOSCIENCES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             TEXAS                                        75-1974352
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


     800 West Ninth, Amarillo, TX                           79101
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

As of June 30, 2000 there were 7,807,357 shares of the issuer's common stock outstanding.

                           AMARILLO BIOSCIENCES, INC.


                                      INDEX


PART I:       FINANCIAL INFORMATION                                          PAGE NO.
                                                                             --------
ITEM 1.       Financial Statements

              Consolidated Balance Sheets - December 31, 1999 and June
              30, 2000 ....................................................         3

              Consolidated Statements of Operations - Three Months and
              Six Months Ended June 30, 1999 and 2000 and Cumulative
              from June 25, 1984 (Inception) through June 30, 2000 ........         4

              Condensed Consolidated Statements of Cash Flows - Six
              Months Ended June 30, 1999 and 2000 and Cumulative from
              June 25, 1984 (Inception) through June 30, 2000 .............         5

              Notes to Consolidated Financial Statements ..................         6

ITEM 2.       Management's Plan of Operations .............................         8

PART II:      OTHER INFORMATION

ITEM 2.       Changes in Securities and Use of Proceeds ...................        10

ITEM 5.       Other Information ...........................................        11

ITEM 6.       Exhibits and Reports on Form 8-K ............................        12

Signatures ................................................................        13

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                           CONSOLIDATED BALANCE SHEETS


                                                                        DECEMBER 31,        JUNE 30,
                                                                            1999              2000
                                                                        ------------      ------------
                                                                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                             $  1,302,343      $  1,377,180
  Inventory                                                                   48,639            48,639
  Other current assets                                                        32,137            27,812
                                                                        ------------      ------------
Total current assets                                                       1,383,119         1,453,631
Property and equipment, net                                                  105,799            99,552
Patents, net of accumulated amortization of $89,806 and $99,547
   at December 31, 1999 and June 30, 2000 (unaudited), respectively           73,495            85,957
                                                                        ------------      ------------
Total assets                                                            $  1,562,413      $  1,639,140
                                                                        ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $    521,199      $  1,183,026
  Accrued interest                                                             3,526            40,981
  Other accrued expenses                                                      82,198            28,794
                                                                        ------------      ------------
Total current liabilities                                                    609,923         1,252,802

Notes payable to related party                                             1,000,000         2,000,000
                                                                        ------------      ------------

Total liabilities                                                          1,609,923         3,252,801

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value:
     Authorized shares - 10,000,000
     Issued shares - none
  Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued shares - 7,807,357                                                74,722            78,074
  Additional paid-in capital                                              17,374,570        18,307,511
  Deficit accumulated during the development stage                       (17,496,802)      (19,999,246)
                                                                        ------------      ------------
Total stockholders' equity                                                   (47,510)       (1,613,661)
                                                                        ------------      ------------
Total liabilities and stockholders' equity                              $  1,562,413      $  1,639,140
                                                                        ============      ============


                            See accompanying notes.

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                        Cumulative
                                                                                                           from
                                                                                                         June 25,
                                                                                                           1984
                                      Three months ended                  Six months ended              (Inception)
                                           June 30,                            June 30,                   through
                                ------------------------------      ------------------------------        June 30,
                                    1999              2000              1999              2000              2000
                                ------------      ------------      ------------      ------------      ------------
Revenues:
  Contract revenues             $         --      $         --      $         --      $         --      $  9,000,000
  Interferon sales                        --                --                --                --           420,974
  Interest income                     27,951            17,093            76,638            29,389         1,555,394
  Sublicense fees                         --                --                --                --           113,334
  Royalty income                          --                --                --                --            31,544
  Gain on sale of ISI stock               --                --                --             5,209           113,446
  Other                                   --             1,430                --             1,530           608,361
                                ------------      ------------      ------------      ------------      ------------
                                      27,951            18,523            76,638            36,128        11,843,053

Expenses:
  Research and
   development expenses              450,355           931,060         2,131,399         1,873,211        17,958,020
  Selling, general, and
   administrative expenses           521,090           326,268           845,419           627,906        12,956,698
  Interest expense                       321            22,439            29,170            37,455           892,581
                                ------------      ------------      ------------      ------------      ------------
                                     971,766         1,279,767         3,005,988         2,538,572        31,807,299
                                ------------      ------------      ------------      ------------      ------------

Loss before income taxes            (943,815)       (1,261,244)       (2,929,350)       (2,502,444)      (19,964,246)
Income tax expense                        --                --                --                --            35,000
                                ------------      ------------      ------------      ------------      ------------
Net loss                        $   (943,815)     $ (1,261,244)     $ (2,929,350)     $ (2,502,444)     $(19,999,246)
                                ============      ============      ============      ============      ============
Basic and diluted loss
  per share                     $      (0.15)     $      (0.16)     $      (0.50)     $      (0.33)
                                ============      ============      ============      ============
Weighted average shares
  outstanding                      6,349,929         7,771,445         5,884,665         7,621,801
                                ============      ============      ============      ============


                             See accompanying notes.

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                     Six months ended            Cumulative from
                                                         June 30,                 June 25, 1984
                                              ------------------------------   (Inception) through
                                                  1999             2000           June 30, 2000
                                              ------------      ------------   --------------------
Net cash used in operating activities         $ (2,901,136)     $ (1,737,172)     $(17,580,574)

Net cash provided by (used in) investing
 activities                                         (6,130)            5,209          (569,077)

Net cash provided by financing activities               --         1,806,800        19,526,831
                                              ------------      ------------      ------------
Net increase (decrease) in cash and cash
 equivalents                                    (2,907,266)           74,837         1,377,180

Cash and cash equivalents at beginning
 of period                                       4,776,328         1,302,343                --

Cash and cash equivalents at end of
 period                                       $  1,869,062      $  1,377,180      $  1,377,180
                                              ============      ============      ============
Supplemental Disclosure of Cash Flow
  Information

Cash paid for income taxes                    $         --      $         --      $     37,084
                                              ============      ============      ============
Cash paid for interest                        $         --      $         --      $      6,466
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

     Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

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

     The Company recorded compensation expense in the amount of $64,746 during the first quarter of 2000 and $64,746 during the second quarter of 2000 in regard to these options. This amount represents the difference between the exercise price and the fair market value of the stock on the date of the salary reduction commitment by each of the employees, amortized over the 12 month vesting period.

     To date, a total of 19,200 options have been exercised by employees, as is more fully explained in Part II, Item 2.

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

     Proceeds from the private placement are being used to fund the Phase III clinical trial in primary Sjogren's syndrome and to fund the general operating expenses of the Company.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

Amarillo Biosciences, Inc. is a development stage company which is conducting research and development activities focused on biologics for the treatment of human and animal diseases. The Company has not commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. The Company's accumulated deficit has continued to grow, from $17,496,802 at December 31, 1999 to $19,999,246 at June 30, 2000. Operating
losses are expected to continue for the foreseeable future and until such time as the Company is able to attain sales levels sufficient to support its operations.

During the next 12 months the Company will continue its research and development activities, as well as the activities necessary to develop commercial partnerships and licenses. The Company's expenditure of financial resources during this period will fall principally into five broad categories, as follows:
Research and Development; Personnel; Consulting and Professional (other than legal and accounting); Legal and Accounting; and Liquidity Needs. The Company's expectations and goals with respect to these categories are addressed separately below, by category:

RESEARCH AND DEVELOPMENT: Until it achieves commercial product sales, the Company's business is research and development, and this is the area where the Company's principal efforts will be expended during the next 12 months. The Company has reduced its budget to $1.3 million to be spent on research and development during the next 12 months, inclusive of amounts to be expended on the Company's Phase III Sjogren's syndrome clinical trials.

PERSONNEL: In addition to its intellectual property, the Company's principal assets are its personnel. The Company has been successful in controlling its personnel costs, both by maintaining its principal location in Amarillo, Texas, and by ensuring maximum efficiency and utilization of existing personnel. The Company has budgeted approximately $560,000 for personnel expenses during the next 12 months, including salaries, payroll taxes, directors' and officers' general liability insurance, group health and liability insurance.

CONSULTING AND PROFESSIONAL (EXCEPT LEGAL AND ACCOUNTING): The Company has budgeted approximately $90,000 for expenditure on professional consultants in the next 12 months. Consulting fees are expected to be paid to certain independent consultants, in connection with the operation of the Company. The Company will continue to use the services of consultants to complement the Company's small full-time staff, where such is a more efficient utilization of the Company's resources.

LEGAL AND ACCOUNTING: Although the Company is not involved in litigation, it has budgeted legal expenses of approximately $135,000 during the next 12 months. Almost 20% of the Company's legal expenditures will be for preparation and filing of patents and for maintenance of existing patents in a number of countries. Other legal expenses will be related to compliance with laws and regulations affecting public companies, licensing and contracting, and general corporate matters. The Company does not presently have an in-house legal staff, nor does it intend to put such a staff in place within the near term. The Company expects to continue Ernst & Young as its auditors.

PUBLIC RELATIONS, INVESTOR RELATIONS AND SHAREHOLDER RELATIONS: The Company has budgeted approximately $30,000 for public relations, investor relations and shareholder relations during the next 12 months. The Company has also budgeted sufficient amounts to maintain its comprehensive web site (www.amarbio.com).

LIQUIDITY NEEDS: The principal budget items discussed above, along with other miscellaneous costs and expenses, will cause the Company to expend approximately $2.4 million during the next 12 months including the substantial expense of the Company's Phase III Sjogren's syndrome clinical trials. At June 30, 2000 the Company had available cash of $1,377,180. Proceeds from a private placement which closed in April generated cash in the amount of $790,000.

The Company will need to raise additional funds to continue operations during the next 12 months. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to reduce staff and administrative expenses and may be forced to cease operations.

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

The Company completed a private placement of its voting common stock in April, 2000, raising an aggregate of $790,000, as follows:

                               NUMBER OF                PRICE PER
     DATE                     SHARES SOLD                 SHARE
 April 6, 2000                   80,000                   $2.50

 April 7, 2000                   86,000                   $2.50

 April 7, 2000                   40,000                   $2.50

 April 7, 2000                   40,000                   $2.50

 April 9, 2000                   40,000                   $2.50

 April 10, 2000                  20,000                   $2.50

 April 11, 2000                  10,000                   $2.50

 Total                          316,000


There was no principal underwriter for the offering. The offering was limited to accredited investors within the meaning of Section 4(6) of the Securities Act of 1933 (the "Act"), and within the meaning of Regulation D, promulgated under the Act. The offering was not registered, in reliance upon the exemptions afforded by Section 4(6) of the Act, and Rule 506 of Regulation D, promulgated under the Act, and a notice on Form D was timely filed with the Securities and Exchange Commission. The total offering price of the securities sold was $790,000, there were no underwriting discounts, and no commissions were paid.

In addition to the shares purchased, set forth above, the package for each investor included 5 year warrants granting to the investor the right to purchase additional shares of stock in the amount of 20% of the shares initially purchased, at a price of $3.125 per share, and additional shares, in the amount of 20% of the shares initially purchased, at a price of $3.75 per share.

ITEM 5. OTHER INFORMATION

CLINICAL TRIAL RESULTS: On April 7, 2000 the Company announced the results from the first of its double-blinded, placebo-controlled Phase III studies in primary Sjogren's syndrome. These results demonstrated an improvement in unstimulated whole saliva (UWS) production in those patients receiving the 150 International Units of interferon alpha (IFN"). This increase correlated strongly with subjective improvements in oral dryness, throat dryness and nasal dryness, as determined by visual analog scale. Measurements of stimulated whole saliva and subjective oral dryness had been designated the primary end points of the study. When an intent-to-treat analysis was used to analyze these data, the results were not significant. Because of the importance of UWS measurement, the Company plans to focus on this measure in its second, ongoing Phase III study. The Company intends to revise the primary end point of the study to be the change in UWS, but will continue to measure all end points.

NATURAL PRODUCTS: In May, 2000 the Company announced that it will enter the natural product or nutraceutical market place. A nutraceutical is a specially formulated food product (not a drug) designed to promote long term health and/or reduce the risk of chronic disease. The Food and Drug Administration (FDA) regulates the composition and labeling of nutraceutical type products. Vanguard Biosciences, Inc., a wholly owned subsidiary, will oversee the introduction of products into this market.

The first product will be a nutritional supplement which has been shown in clinical trials to alleviate the symptoms of dry mouth. This product will be sold, using the brand name Salive, for which a trademark application has been filed.

Two groups have been retained to provide assistance for entrance into the natural products market place. These include the American Institute for Biosocial and Medical Research of Puyallup, Washington and Wilke Resources of Kansas City, Missouri, which was selected as the exclusive North American agent for Vanguard's natural product business.

PPD DEVELOPMENT, INC.: On July 5, 2000, Veldona USA, Inc. (Veldona), a wholly owned subsidiary, received notice from PPD Development, Inc. (PPD) that it was immediately terminating the Master Services Agreement between the companies. This Agreement delineated the services provided by PPD relating to the Sjogren's syndrome clinical trial. The Company plans to continue the clinical trial and will use company employees to perform the work previously conducted by PPD.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     EXHIBIT 27. Financial Data Schedule

          No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            AMARILLO BIOSCIENCES, INC.


Date: August 1, 2000                     By: /s/ JOSEPH M. CUMMINS
                                            ------------------------------------
                                              Joseph M. Cummins
                                              President, Chief Executive Officer
                                              and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
     27            Financial Data Schedule