Form 10QSB
period 2000-09-30
AMARILLO BIOSCIENCES INC
filed 2000-11-13
CIK 1014763

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        SEPTEMBER 30, 2000
                               ----------------------------------------


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20791


                           AMARILLO BIOSCIENCES, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            TEXAS                                          75-1974352
------------------------------                 ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

800 West Ninth, Amarillo, TX                                 79101
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
                                                                      ---    ---
As of September 30, 2000 there were 7,807,357 shares of the issuer's common stock outstanding.

                           AMARILLO BIOSCIENCES, INC.


                                      INDEX



PART I:              FINANCIAL INFORMATION                                                                    PAGE NO.
                                                                                                              --------
ITEM 1.              Financial Statements

                     Consolidated Balance Sheets - December 31, 1999 and
                     September 30, 2000..........................................................                    3

                     Consolidated Statements of Operations - Three Months and
                     Nine Months Ended September 30, 1999 and 2000 and
                     Cumulative from June 25, 1984 (Inception) through
                     September 30, 2000..........................................................                    4

                     Condensed Consolidated Statements of Cash Flows - Nine
                     Months Ended September 30, 1999 and 2000 and Cumulative
                     from June 25, 1984 (Inception) through September 30, 2000...................                    5

                     Notes to Consolidated Financial Statements..................................                    6

ITEM 2.              Management's Plan of Operations.............................................                    7

PART II:             OTHER INFORMATION

ITEM 5.              Other Information...........................................................                    9

ITEM 6.              Exhibits and Reports on Form 8-K............................................                   10

Signatures           ............................................................................                   11

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                           CONSOLIDATED BALANCE SHEETS


                                                                       DECEMBER 31,     SEPTEMBER 30,
                                                                          1999              2000
                                                                     ---------------   ---------------
ASSETS                                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                          $     1,302,343   $       655,445
  Inventory                                                                   48,639            48,639
  Other current assets                                                        32,137            45,698
                                                                     ---------------   ---------------
Total current assets                                                       1,383,119           749,782

Property and equipment, net                                                  105,799            96,394
Patents, net of accumulated amortization of $89,806 and $101,395 at December 31, 1999 and September 30, 2000 (unaudited),
   respectively                                                               73,495            86,192
                                                                     ---------------   ---------------
Total assets                                                         $     1,562,413   $       932,368
                                                                     ===============   ===============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                                   $       521,199   $       778,636
  Accrued interest                                                             3,526            63,666
  Other accrued expenses                                                      82,198            19,000
                                                                     ---------------   ---------------
Total current liabilities                                                    609,923           861,302

Notes payable to related party                                             1,000,000         2,000,000
                                                                     ---------------   ---------------
Total liabilities                                                          1,609,923         2,861,302
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock, $.01 par value:
     Authorized shares - 10,000,000
     Issued shares - none
     Common stock, $.01 par value:                                                --                --
     Authorized shares - 20,000,000
     Issued shares - 7,807,357 at September 30, 2000 and                      74,722            78,074
     7,472,157 at December 31, 1999
  Additional paid-in capital                                              17,374,570        18,361,856
  Deficit accumulated during the development stage                       (17,496,802)      (20,368,864)
                                                                     ---------------   ---------------
Total stockholders' equity (deficiency)                                      (47,510)       (1,928,934)
                                                                     ---------------   ---------------
Total liabilities and stockholders' equity (deficiency)              $     1,562,413   $       932,368
                                                                     ===============   ===============

                             See accompanying notes.

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                                                   Cumulative
                                                                                                                      from
                                                                                                                    June 25,
                                                                                                                      1984
                                          Three months ended                      Nine months ended                (Inception)
                                             September 30,                          September 30,                    through
                                          ------------------                      ----------------                 September 30,
                                        1999               2000                1999                2000                2000
                                 ------------------  -----------------  ------------------  ------------------  ------------------
Revenues:
  Contract revenues              $                -    $             -    $              -    $              -  $        9,000,000
  Interferon sales                                -                  -                   -                   -             420,974
  Interest income                            19,492             12,123              96,130              41,512           1,567,517
  Sublicense fees                                 -                  -                   -                   -             113,334
  Royalty income                                  -                  -                   -                   -              31,544
  Gain on sale of ISI stock                       -                  -                   -               5,209             113,446
  Other                                           -                125                   -               1,655             608,486
                                 ------------------  -----------------  ------------------  ------------------  ------------------
                                             19,492             12,248              96,130              48,376          11,855,301

Expenses:
  Research and
   development expenses                   1,299,344            142,684           3,536,743           2,015,895          18,100,704
  Selling, general, and
   administrative expenses                  267,807            216,497           1,007,226             844,403          13,173,195
  Interest expense                            3,637             22,685              32,807              60,140             915,266
                                 ------------------  -----------------  ------------------  ------------------  ------------------
                                          1,570,788            381,866           4,576,776           2,920,438          32,189,165
                                 ------------------  -----------------  ------------------  ------------------  ------------------

Loss before income taxes                 (1,551,296)          (369,618)         (4,480,646)         (2,872,062)        (20,333,864)
Income tax expense                                -                  -                   -                   -              35,000
                                 ------------------  -----------------  ------------------  ------------------  ------------------
Net loss                         $       (1,551,296) $        (369,618) $       (4,480,646) $       (2,872,062) $      (20,368,864)
                                 ==================  =================  ==================  ==================  ==================
Basic and diluted loss
  per share                      $           (0.24)  $          (0.05)  $           (0.74)  $           (0.37)
                                 ==================  =================  ==================  ==================
Weighted average shares
  outstanding                             6,360,326          7,807,357           6,044,961           7,684,104
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

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  Nine months ended               Cumulative from
                                                                     September 30,                  June 25,1984
                                                   -------------------------------------------   (Inception) through
                                                             1999                    2000         September 30, 2000
                                                   --------------------   --------------------   --------------------

Net cash used in operating activities              $         (4,000,538)  $         (2,456,824)  $        (18,300,226)

Net cash provided by (used in) investing
 activities                                                      (6,130)                 3,126               (571,160)
Net cash provided by financing activities                     1,000,000              1,806,800             19,526,831
                                                   --------------------   --------------------   --------------------
Net increase (decrease) in cash and cash
 equivalents                                                 (3,006,668)              (646,898)               655,445
Cash and cash equivalents at beginning
 of period                                                    4,776,328              1,302,343                     --
                                                   --------------------   --------------------   --------------------
Cash and cash equivalents at end of
 period                                            $          1,769,660   $            655,445   $            655,445
                                                   ====================   ====================   ====================
Supplemental Disclosure of Cash Flow
  Information
Cash paid for income taxes                         $                 --   $                 --   $             37,084
                                                   ====================   ====================   ====================

Cash paid for interest                             $                 --   $                 --   $              6,466
                                                   ====================   ====================   ====================


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

         Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

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

         In response to a request by Joseph Cummins, President and CEO, the Board of Directors resolved during the September 23, 2000 Board meeting that commencing August 31, 2000, the salary of Joseph Cummins (President and CEO) shall be restored in the amount of $6,250.00 per month; there shall be paid to the President and CEO in addition thereto $1,000.00 per month as a non-accountable expense allowance; and that the options receivable by the President and CEO pursuant to the terms of that certain Stock Option Agreement dated December 29, 1999, between the President and the Company shall be reduced, commencing August 31, 2000, from 25,000 options per month to 12,500 options per month, with all other option terms, conditions and provisions to remain unchanged.

         The Company recorded compensation expense in the amount of $64,746 during the first quarter of 2000, $64,746 during the second quarter of 2000 and $54,346 during the third quarter of 2000 in regard to these options. This amount represents the difference between the exercise price and the fair market value of the stock on the date of the salary reduction commitment by each of the employees, amortized over the 12 month vesting period.

         To date, a total of 19,200 options have been exercised by employees.


ITEM 2.  MANAGEMENT'S PLAN OF OPERATIONS

Amarillo Biosciences, Inc. is a development stage company which is conducting research and development activities focused on biologics for the treatment of human and animal diseases. The Company has not commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. The Company's accumulated deficit has continued to grow, from $17,496,802 at December 31, 1999 to $20,368,864 at September 30, 2000. Operating
losses are expected to continue for the foreseeable future and until such time as the Company is able to attain sales levels sufficient to support its operations.

As of September 30, 2000, the Company had current assets of $749,782, including cash in the amount of $655,445, which management believes will permit the Company to continue operations through the end of year 2000. The Company will need to raise additional capital in order to implement its plan of operations. As noted in item 5, Hunter Wise Financial Group, LLC has been retained to assist the Company in its fund raising activities. Assuming that these activities are successful the Company will implement the operations plan over the next 12 months which will include the expenditure of the following financial resources.

During the next 12 months the Company will continue its research and development activities, as well as the activities necessary to develop commercial partnerships and licenses and to initiate nutraceutical sales. The Company's expenditure of financial resources during this period will fall principally into five broad categories, as follows: Research and Development; Personnel; Consulting and Professional (other than legal and accounting); Legal and Accounting; and Public Relations, Investor Relations and Shareholder Relations. The Company's expectations and goals with respect to these categories are addressed separately below, by category:

RESEARCH AND DEVELOPMENT: Until it achieves commercial product sales including sales of its nutraceutical product, the Company's business is research and development, and this is the area where the Company's principal efforts will be expended during the next 12 months. The Company has budgeted to $1.7 million to be spent on research and development during the next 12 months, inclusive of amounts to be expended on the Company's clinical trial programs in Sjogren's syndrome; Behcet's disease; and hepatitis C.

PERSONNEL: In addition to its intellectual property, the Company's principal assets are its personnel. To implement its plan of operations, Amarillo Biosciences plans to increase the number of personnel during calendar year 2001. Planned personnel additions are in the clinical group and include hiring a full-time Chief Financial Officer. The Company has budgeted approximately $1.2 million for personnel expenses during the next 12 months, including salaries, payroll taxes, directors' and officers' general liability insurance, group health and liability insurance.

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

LEGAL AND ACCOUNTING: Although the Company is not involved in litigation, it has budgeted legal expenses of approximately $250,000 during the next 12 months. Almost 20% of the Company's legal expenditures will be for preparation and filing of patents and for maintenance of existing patents in a number of countries. Other legal expenses will be related to compliance with laws and regulations affecting public companies, licensing and contracting, and general corporate matters. The Company has budgeted approximately $45,000 for accounting charges during the next 12 months. The Company does not presently have an in-house legal staff, nor does it intend to put such a staff in place within the near term. The Company expects to continue Ernst & Young as its auditors.

PUBLIC RELATIONS, INVESTOR RELATIONS AND SHAREHOLDER RELATIONS: The Company has budgeted approximately $50,000 for public relations, investor relations and shareholder relations during the next 12 months. The Company has also budgeted sufficient amounts to maintain its comprehensive web site (www.amarbio.com).

LIQUIDITY NEEDS: The principal budget items discussed above, along with other miscellaneous costs and expenses, will cause the Company to expend approximately $3.7 million during the next 12 months. As of September 30, 2000 the Company had available cash of $655,445. The Company has sufficient cash to continue operations only through December 31, 2000.

The Company will need to raise additional funds to continue operations during the next 12 months. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to reduce staff and administrative expenses and may be forced to cease operations.

                           PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

INVESTMENT BANKER RELATIONSHIPS: On July 25, 2000 the Company and First Security Van Kasper (FSVK) executed an agreement whereby FSVK would serve as financial advisor to the Company relating to partner agreements including possible merger and the sale of assets activities. This agreement was mutually terminated by the Company and FSVK on September 26, 2000.

On September 28, 2000 the Company and Hunter Wise Financial Group, LLC executed an agreement whereby Hunter Wise will provide advisory services to the Company in the areas of corporate development, corporate finance and capital placement transactions.

BOARD OF DIRECTORS: Richard A. Franco submitted his resignation from the Board of Directors effective October 1, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         EXHIBIT 27.   Financial Data Schedule

         No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES





         Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 AMARILLO BIOSCIENCES, INC.


Date: November 10, 2000                By: /s/ JOSEPH M. CUMMINS
                                          -------------------------------------
                                            Joseph M. Cummins
                                            President, Chief Executive Officer
                                            and Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                      DESCRIPTION
------                      -----------
27                          Financial Data Schedule