Form 10KSB
period 2000-12-31
AMARILLO BIOSCIENCES INC
filed 2001-04-16
CIK 1014763

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the Fiscal Year Ended December 31, 2000

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Revenues for its most recent fiscal year were $53,756

         As of December 31, 2000, there were outstanding 7,807,357 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the OTC BB) was approximately $4,217,306.

                                     PART I

         The following contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in "Management's 2001 Plan of Operations" as well as those discussed elsewhere in this Form 10-KSB. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-KSB.

ITEM 1.           DESCRIPTION OF BUSINESS.

GENERAL

         Amarillo Biosciences, Inc. (the "Company" or "ABI"), a development-stage company incorporated in 1984, is engaged in developing biologics for the treatment of human and animal diseases. The Company is currently focusing its research on human health indications for the use of low dose orally administered natural human interferon alpha (IFNa), particularly for the treatment of Sjogren's syndrome, fibromyalgia, hepatitis B, hepatitis C and Behcet's disease. The Company believes that significant worldwide opportunities exist for the development of low dose orally administered natural IFNa as a cost effective, non-toxic, efficacious alternative to the treatment of disease by injection of high doses of IFNa. In addition, the Company believes that low dose oral natural human IFNa will be an effective treatment for diseases or conditions for which current therapies are inadequate.

         The Company owns or licenses 19 United States patents relating to low dose oral natural IFNa. Since 1992, the Company has filed with the U.S. Food and Drug Administration ("FDA"), and there now are in effect, 6 Investigational New Drug ("IND") Applications covering indicated uses for low dose oral IFNa, including treatment of Sjogren's syndrome and fibromyalgia. The Company is seeking regulatory approvals in certain foreign countries to test low dose oral IFNa in the treatment of hepatitis B and C.

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

         The Company has 6 full-time employees and one part-time employee. The Company makes extensive use of consultants in business and research and development.

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

         The Company believes that oral IFNa therapy helps to relieve the dryness associated with Sjogren's syndrome, improves secretory function, and may effectively supplement, or be used in lieu of, existing treatments.

         A Phase II trial using low dose orally administered IFNa was completed in late 1997. At the end of 12 weeks, ninety patients who took placebo or interferon were evaluable. Patients given 150 IU three times per day had a significant (p<0.014) increase in stimulated saliva production. Subjective measures of relief of dryness also favored the same interferon group. The Phase III pivotal trial program for Sjogren's syndrome was initiated in November 1998. Protocols compared treatment with low dose orally-administered IFNa (150 IU lozenges) and placebo. The endpoints were significant improvement in salivary function and relief of oral dryness. The first of 2 randomized, double-blinded, placebo-controlled efficacy studies completed enrollment of 241 subjects in August, 1999. Subjects finished treatment in February 2000. After 24 weeks of treatment, neither primary endpoint was significantly improved in the IFNa group, compared to the placebo group. However, unstimulated whole saliva flow
(UWS), an important measure of basal salivary gland function, was significantly increased in IFNa-treated patients, compared to placebo. In addition, increases in UWS correlated significantly with improvement in the symptoms of Sjogren's syndrome in IFNa-treated, but not placebo patients. The second efficacy trial of 256 subjects began active enrollment in September 1999, finalized enrollment in March 2000 and completed treatment of all patients in September 2000. Neither primary endpoint was significantly improved in the IFNa group, compared to the placebo group, after 24 weeks of treatment. However, unstimulated whole saliva flow (UWS), an important measure of basal salivary gland function, was borderline significantly increased in IFNa-treated patients, compared to placebo. In addition, increases in UWS correlated significantly with improvement in the symptoms of Sjogren's syndrome in IFNa-treated, but not placebo patients.

         Following 24 weeks of treatment, subjects who successfully completed these controlled trials were eligible to enter a 24-week "open-label" trial, in which all subjects were given active treatment with 150 IU IFNa lozenges. A preliminary analysis has been conducted to date using data from all patients who completed the study (n=179). In this group, mean unstimulated whole saliva (UWS) was increased at week 24 compared to baseline, but this difference failed to reach statistical significance. Mean stimulated whole saliva (SWS) was relatively unchanged during treatment. However, several of the subjective endpoints were significantly increased (improved) at week 24, compared to baseline, including oral dryness, oral comfort, eye dryness and throat dryness.

         In addition, data from the open-label and double-blind studies have been combined and a preliminary analysis of patients who completed both studies has been conducted (n=175). Patients who received IFNa for 48 weeks had a significantly greater (p<0.001) mean UWS at the end of treatment compared to baseline. Patients who received placebo for 24 weeks and IFNa for 24 weeks exhibited a non-significant UWS increase. These data seem to indicate that improvement from IFNa is gradual and continues throughout treatment. Both groups had non-significant increases in SWS. Concerning subjective endpoints, both groups had significant improvement from baseline to week 48 in all 8 of the symptoms that were assessed, with the biggest increases noted for oral dryness and oral comfort (p<0.0001 for both groups).

Hepatitis B and C. Viral hepatitis is a worldwide health problem of enormous proportions and consequences. It is the most common cause of jaundice, chronic liver disease, cirrhosis, and hepatocellular carcinoma. It has been estimated by the World Health Organization that there are 500 million individuals infected worldwide with one of the six distinct hepatitis viruses. The Company has prepared clinical trial protocols to test the efficacy of low dose orally-administered IFNa as a sole treatment in chronic active hepatitis B, and in combination with other anti-viral agents in treatment of hepatitis C. The Company is engaged in active discussions to initiate clinical trials in countries where hepatitis virus infection is endemic.

Fibromyalgia. During 1999, the Company conducted a Phase II randomized, placebo-controlled, double-blinded trial in fibromyalgia patients. This clinical study examined the effects of low dose orally-administered IFNa on relief of morning stiffness, a significant aspect of the symptom complex in this disorder. IFNa lozenge treatment was combined with a low dose of amitriptyline, an antidepressant commonly used in this condition.

         The Phase II results of the fibromyalgia clinical trial became available in March, 2000. The three-month study, involving 89 patients at four clinical sites around the United States, was designed to measure the effectiveness of low doses of orally administered interferon-alpha (IFNa) in relieving morning stiffness of joints, a significant problem for fibromyalgia sufferers. Patients participating in the study were divided into three groups, and each individual was given three lozenges per day. The three lozenges given to members of the first group contained 50 international units (IU) of IFNa each, while the second group got one 50 IU IFNa lozenge and two placebos. Members of the final group received three placebos. All three groups reported a reduction in morning stiffness, but across the entire study panel the improvement was most pronounced in those taking one 50 IU lozenge of IFNa per day. However, the result did not reach statistical significance relative to the controls, nor did increasing the dosage to three IFNa lozenges per day improve on the results. Prior to commencing further clinical trials in fibromyalgia, the Company will consult with a group of expert clinicians and opinion leaders in fibromyalgia syndrome research to review the results of our studies to date and to assist us in designing any future trials.

HIV. A pilot trial was completed of treatment of persistent, treatment-resistant oral viral warts in patients infected with HIV. Oral warts have been identified as an oral complication of HIV infection with a growing incidence. In this open-label study, significant reductions were seen in wart surface area and numbers of warts following treatment with low dose orally-administered IFNa. The Company filed with the FDA Office of Orphan Drugs and was granted (Summer 2000) orphan drug status for low dose IFNa treatment in this condition. Future clinical trials will be conducted to confirm and extend these initial encouraging results.

Behcet's Disease. Behcet's disease is a severe chronic relapsing inflammatory disorder marked by oral and genital ulcers, eye inflammation (uveitis) and skin lesions, as well as varying multisystem involvement including the joints, blood vessels, central nervous system, and gastrointestinal tract. The oral lesions are an invariable sign, occurring in all patients at some time in the disease. Behcet's disease is found world-wide, and is a significant cause of partial or total disability. The US patient population has been estimated as 15,000. The Company filed with the FDA Office of Orphan Drugs and was granted (Spring 2000) orphan drug status for low dose orally-administered IFNa treatment in this condition. A clinical protocol was prepared for a controlled study and the Company participated in a teleconference with the FDA on the subject of low dose IFNa in Behcet's disease in November 2000. Future clinical trials in Behcet's disease will depend on funding.

STRATEGIC ALLIANCE WITH HBL

         Hayashibara Biochemical Laboratories, Inc. ("HBL") was established in 1970 to engage in research and development. It is a subsidiary of Hayashibara Company, Ltd., a privately-owned Japanese holding corporation with diversified subsidiaries. For more than 100 years the Hayashibara Company, Ltd. and its predecessors have been applying microbiological technology in the starch industry for the production of maltose and other sugars.

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

         In September 1997, HBL and ABI entered license agreements granting exclusive rights to ABI to develop interferon gamma for oral use in humans and for all routes of administration in animals, and tumor necrosis factor alpha for oral and topical uses in humans and for all routes of administration in animals; the rights were granted worldwide, except Japan. In June 2000, HBL and ABI amended their license agreement on interferon gamma to include the inhalation route of administration.

OTHER AGREEMENTS

         The Company and Mitsubishi Corporation entered into an agreement in November, 1992, whereby Mitsubishi would provide market development, licensing, and distribution services for IFNa in designated parts of the world. This agreement terminated November 26, 2000.

         On June 16, 1999, the Company entered into a License Agreement with North China Pharmaceutical Group Corporation ("NCPC"), which contemplated the conduct of clinical trials, and eventual product sales in the Peoples Republic of China.. To date, the Company has received no payment from NCPC, nor have clinical trials been initiated. Although the agreement has not been officially terminated, NCPC has informed the Company that it is not possible to import IFNa into China. ABI therefore assumes that the contract will not be honored by NCPC and no revenues nor clinical funding will be attributable to this agreement.

PATENTS AND PROPRIETARY RIGHTS

         One patent was issued in 2000. This patent is "Treatment of Fibromyalgia With Low Dose Interferon" (U.S. Patent No. 6,036,949) issued March 14, 2000, valid until March 5, 2018.

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

Investigational New Drug Application (IND). After completing preclinical testing, a company files an IND with the US Food and Drug Administration (FDA) to begin to test the drug in people. The IND becomes effective if the FDA does not disapprove it within 30 days. The IND shows results of previous experiments; how, where and by whom the new studies will be conducted; the chemical structure of the compound; how it is thought to work in the body; any toxic effects found in the animal studies; and how the compound is manufactured. All clinical trials must be reviewed and approved by the Institutional Review Board (IRB) where the trials will be conducted. Progress reports on clinical trials must be submitted at least annually to FDA and the IRB.

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

         ABI obtained an IND for oral IFNa in the treatment of Sjogren's syndrome in 1994. ABI successfully completed Phase I development in 1996, Phase II development in 1997, and launched the first of its Phase III trials in November 1998. All Phase III trials in the treatment of Sjogren's syndrome were completed in 2000.

         An IND for oral IFNa in the treatment of fibromyalgia was obtained in 1993. Phase I/II studies were completed in 1995. The confirmatory Phase II trial was initiated in 1998 and was completed in February, 2000.

RESEARCH AND DEVELOPMENT

         During the years ended December 31, 2000 and 1999, the Company incurred expenses of $2,276,504 and $4,732,365, respectively, resulting from Company-sponsored research and development activities. Research and development is expected to remain a significant component of the Company's business. The Company has arranged for others to perform substantially all of its clinical research and intends to continue to do so while utilizing its staff for monitoring such research. See also ITEM 6, "MANAGEMENT'S 2001 PLAN OF OPERATIONS
- Research and Development".

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
                  MATTERS

         The Company is presently traded on the OTC Bulletin Board under the symbol AMAR. The range of high and low sales prices as quoted on the OTC Bulletin Board for each quarter of 2000 and 1999 was as follows:

                                                       2000                                            1999
                                    ------------------------------------------      ------------------------------------------
           Quarter                         High                     Low                    High                     Low
------------------------------      ------------------       -----------------      ------------------       -----------------
            First                         $4.4375                 $1.5625                 $3.5000                 $0.8125
            Second                         3.7500                  1.5000                  3.1250                  1.4062
            Third                          2.6250                  1.4375                  1.8750                  0.6250
            Fourth                         1.5625                  0.4375                  1.8750                  0.5000

         As of December 31, 2000, the Company had 312 shareholders of record.

ITEM 6.           MANAGEMENT'S 2001 PLAN OF OPERATIONS

         The Company's Management has developed a Plan of Operations for 2001. As a development stage company, the Company continues to engage in research and development activities focused on developing biologics for the treatment of human and animal diseases. The Company has not commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. The Company's accumulated deficit has continued to grow, from approximately $17,497,000 at December 31, 1999 to $20,892,000 at December 31, 2000. Operating losses are expected to continue for the foreseeable future and until such time as the Company is able to attain sales levels sufficient to support its operations.

         In 2001 the Company will continue its research and development activities, as well as the activities necessary to develop commercial partnerships and licenses. The Company's expenditure of financial resources in 2001 will fall principally into seven broad categories, as follows: Revenue From Sales of Dietary Supplement; Research and Development; Personnel; Consulting and Professional (except legal and accounting); Legal and Accounting; Public Relations, Investor Relations, and Shareholder Relations; and Liquidity Needs. The Company's expectations and goals with respect to these categories are addressed separately below, by category:

REVENUE FROM SALES OF DIETARY SUPPLEMENT

         The Company has received orders for anhydrous crystalline maltose (ACM) from Natrol as dictated by the Supply Agreement executed in December 2000 (see F-16). The Company has received copies of the advertising campaign Natrol will be starting in April 2001 and Natrol has identified retailers who will start selling ACM in the second quarter of 2001. The Company expects sales of ACM to generate at least $211,000 for ABI in the first half of 2001 from the minimum orders. Other supply agreements, in negotiation, are expected to provide additional revenue to the Company.

RESEARCH AND DEVELOPMENT

         Until it achieves commercial product sales, the Company's business is research and development, and this is the area where the Company's principal efforts will be expended in 2001. The Company has budgeted approximately $813,000 for expenditure in 2001 on research and development.

         The budgeted amount for Research and Development in 2000 was almost exclusively dedicated to the completion of the pivotal Phase III Sjogren's syndrome clinical trial. The Phase III pivotal trial program for Sjogren's syndrome was initiated in November 1998. Protocols compared treatment with low dose orally-administered IFNa (150 IU lozenges) and placebo. The endpoints were improvement in stimulated salivary flow and relief of oral dryness subjective endpoint. The first of 2 randomized, double-blinded, placebo-controlled efficacy studies completed enrollment of 241 subjects in August 1999. Subjects finished treatment in February 2000. After 24 weeks of treatment, neither primary endpoint was significantly improved in the IFNa group, compared to the placebo group. However, unstimulated whole saliva flow (UWS), an important measure of basal salivary gland function, was significantly increased in IFNa-treated patients, compared to placebo. In addition, increases in UWS correlated significantly with improvement in the symptoms of Sjogren's syndrome in IFNa-treated, but not placebo patients. The second efficacy trial of 256 subjects began active enrollment in September 1999, finalized enrollment in March 2000 and completed treatment of all patients in September 2000. Neither primary endpoint was significantly improved in the IFNa group, compared to the placebo group, after 24 weeks of treatment. However, unstimulated whole saliva flow (UWS), an important measure of basal salivary gland function, was borderline significantly increased in IFNa-treated patients, compared to placebo. In addition, increases in UWS correlated significantly with improvement in the symptoms of Sjogren's syndrome in IFNa-treated, but not placebo patients.

         Following 24 weeks of treatment, subjects who successfully completed these controlled trials were eligible to enter a 24-week "open-label" trial, in which all subjects were given active treatment with 150 IU IFNa lozenges. A preliminary analysis has been conducted to date using data from all patients who completed the study (n=179). In this group, mean unstimulated whole saliva (UWS) was increased at week 24 compared to baseline, but this difference failed to reach statistical significance. Mean stimulated whole saliva (SWS) was relatively unchanged during treatment. However, several of the subjective endpoints were significantly increased (improved) at week 24, compared to baseline, including oral dryness, oral comfort, eye dryness and throat dryness.

         In addition, data from the open-label and double-blind studies have been combined and a preliminary analysis of patients who completed both studies has been conducted (n=175). Patients who received IFNa for 48 weeks had a significantly greater (p<0.001) mean UWS at the end of treatment compared to baseline. Patients who received placebo for 24 weeks and IFNa for 24 weeks exhibited a non-significant UWS increase. These data seem to indicate that improvement from IFNa is gradual and continues throughout treatment. Both groups had non-significant increases in SWS. Concerning subjective endpoints, both groups had significant improvement from baseline to week 48 in all 8 of the symptoms that were assessed, with the biggest increases noted for oral dryness and oral comfort (p<0.0001 for both groups).

         Other Research and Development expenditures include final costs associated with the fibromyalgia Phase II clinical trial and costs associated with the initiation of a Behcet's disease clinical trial during the first half of 2001.

PERSONNEL

         In addition to its intellectual property, the Company's principal assets are its personnel. The Company has been successful in controlling its personnel costs, both by maintaining its principal location in Amarillo, Texas, and by ensuring maximum efficiency and utilization of existing personnel. The Company has budgeted approximately $480,000 for personnel expenses in 2001, including salaries, payroll taxes, directors' and officers' general liability insurance, group health, and liability insurance. Also, in lieu of cash compensation, the Company may issue stock options or other equity instruments to selected employees in fiscal 2001.

         At the present time, the President and CEO of the Company, Joseph M. Cummins, is also serving as the Company's Chief Financial Officer (CFO).

CONSULTING AND PROFESSIONAL (EXCEPT LEGAL AND ACCOUNTING)

         The Company has budgeted approximately $24,000 for expenditure on professional consultants in 2001. Consulting fees are expected to be paid to a number of independent consultants in connection with the operation of the Company, and to certain directors who perform specific consulting tasks at the Company's request. The Company will continue to use the services of consultants to complement the Company's small full-time staff, where such is a more efficient utiliza tion of the Company's resources.

LEGAL AND ACCOUNTING

         Although the Company is not involved in litigation, it has budgeted legal expenses of approximately $120,000 in 2001. Approximately 20% of the Company's legal expenditures will be for preparation and filing of patents and for maintenance of existing patents in a number of countries. Other legal expenses will be related to compliance with laws and regulations affecting public companies, licensing and contracting, and general corporate matters. The Company does not presently have an in-house legal staff, nor does it intend to put such a staff in place in 2001. The Company has budgeted $40,000 for accounting expense in 2001, and expects to continue with Ernst & Young, LLP as its independent auditors.

PUBLIC RELATIONS, INVESTOR RELATIONS AND SHAREHOLDER RELATIONS

         The Company has budgeted approximately $7,600 for public relations, investor relations and shareholder relations in 2001. The plan for hiring an investor relations firm is to pay in stock options, not cash. The Company has also budgeted sufficient amounts to maintain its comprehensive web site (www.amarbio.com).

LIQUIDITY NEEDS

         The principal budget items discussed above, along with other miscellaneous costs and expenses, will cause the Company to expend approximately $1.7 million in 2001. At December 31, 2000, the Company had available cash of approximately $342,000. The Company also has a working capital deficit of approximately ($615,000). The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the continued non-demand for immediate payment of outstanding indebtedness by the Company's vendors and suppliers, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing, and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to satisfy its vendors and other creditors and to completely execute its 2001 Plan. The Company is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States, Canada, Europe, and the Middle East. The Company believes that one or more of these agreements will be executed during 2001. These agreements could generally include provisions for the commercial partner to pay ABI a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to ABI upon the accomplishment of certain defined tasks, and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for ABI. Management believes the fact that it has concluded an advanced Phase III clinical trial significantly enhances its ability to successfully raise additional funds from its commercial partnering activities and from private investors. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations. Furthermore, the Company's creditors could demand the Company's obligations to them be satisfied immediately. Should this event occur, the Company could be forced to file for protection under Chapter 11 of the United States Bankruptcy Code if it were not able to obtain alternative sources of financing.

FORWARD-LOOKING STATEMENTS

         Certain statements made in this Plan of Operations and elsewhere in this report are "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, achievements, costs or expenses and may contain words such as "believe", "anticipate", "expect", "estimate", "project", "budget", or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are detailed from time to time in reports filed by the Company with the SEC, including Forms 8-K, 10-QSB and 10-KSB, and include among others the following: promulgation and implementation of regulations by the U.S. Food and Drug Administration ("FDA"); promulgation and implementation of regulations by foreign governmental instrumentalities with functions similar to those of the FDA; costs of research and development and clinical trials, including without limitation, costs of clinical supplies, packaging and inserts, patient recruitment, trial monitoring, trial evaluation, and publication; and possible difficulties in enrolling a sufficient number of qualified patients for certain clinical trials. The Company is also dependent upon a broad range of general economic and financial risks, such as possible increases in the costs of employing and/or retaining qualified personnel and consultants, and possible inflation which might affect the Company's ability to remain within its budget forecasts. The principal uncertainties to which the Company is presently subject are its inability to ensure that the results of the Sjogren's syndrome Phase III trial, or any other trials performed by the Company, will be sufficiently favorable to ensure eventual regulatory approval for commercial sales, its inability to accurately budget at this time the possible costs associated with hiring and retaining of additional personnel, uncertainties regarding the terms and timing of one or more commercial partner agreements, and its ability to continue as a going concern.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         As of December 31, 2000, the directors and executive officers of the Company were as follows:

NAME                                                        AGE         POSITION
---------------------------------------------------      ---------      ----------------------------------------------
Joseph Cummins, DVM, PhD (1)(3)....................         58          Chairman of the Board, President,
                                                                        Chief Executive Officer, Chief
                                                                        Financial Officer and Director
Edward Amento, MD (3)(5)...........................         54          Director
Stephen Chen, PhD (2)(4)...........................         51          Director
James Cook (1)(3)(5)...............................         66          Director
Thomas D'Alonzo (1)(2).............................         57          Director
Katsuaki Hayashibara (3)(4)(5).....................         56          Director
Dennis Moore, DVM (1)(4)(5)........................         54          Director
James Page, MD (1)(2)(5)...........................         73          Director
Kathleen L. Kelleher (6)...........................         52          Chief Operating Officer, Vice
                                                                        President Business Development

NAME                                                        AGE         POSITION
---------------------------------------------------      ---------      ----------------------------------------------

The following are not executive officers, but are expected by the Company to make a significant contribution to the business:
Philip C. Fox, DDS (6).............................         51          Consultant for Research and
                                                                        Development
Martin J. Cummins..................................         32          Clinical Project Director

(1)   Member of the Executive Committee.
(2)   Member of the Compensation Committee.
(3)   Member of the Finance Committee.
(4)   Member of the Audit Committee.
(5)   Member of the Stock Option Plans Administration Committee.
(6) Ms. Kelleher's employment with the Company was terminated effective January 19, 2001, and Dr. Fox's contract of employment with the Company expired December 31, 2000, and was not renewed. Both Ms. Kelleher and Dr. Fox have agreed to remain available to the Company on a consulting basis.

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

         Philip Fox joined The Company as Director, Research and Development in January 1999. Prior to that, he was at the National Institutes of Health, National Institute of Dental and Craniofacial Research since 1976. During his NIH tenure, he served as Clinical Director of the Intramural Research Program, and Chief of the Clinical Investigations Section, Gene Therapy and Therapeutics Branch. Dr. Fox is an oral/maxillofacial surgeon and a diplomate of the American Board of Oral Medicine.

         Martin Cummins has held several positions within the Company since joining the Company full-time in June 1992. Mr. Cummins currently oversees all research studies involving human participants as Clinical Project Director. Martin Cummins is the son of Joseph Cummins.

         The Company's directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. Until October of 1999, the Company paid directors who were not employees of the Company a fee of $1,000 per regularly scheduled Board meeting attended, or $250 for participation in a regularly scheduled Board meeting by conference telephone. Commencing October 29, 1999, each director receives 1,500 options for physical attendance, and 375 options for telephone participation, at a maximum of one (1) meeting per quarter. The options are granted at December 31 of the year during which they are earned, and are exercisable at the fair market value of the stock on the date of grant. The directors no longer receive payment of fees for attendance at meetings; however, they are reimbursed for any out-of-pocket expenses in connection with their attendance at meetings.

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

         During 2000, Dr. Dennis Moore, a director of the Company, was late filing three (3) Form 4's (Statements of Changes in Beneficial Ownership) within the time period required by Section 16(a) of the Exchange Act. Said Form 4's were duly filed on December 15, 2000, and to the Company's knowledge, there are no remaining delinquencies.

         Other than mentioned above, to the Company's knowledge based solely on a review of the copies of such reports furnished to the Company, all filings applicable to its directors, officers and more than 10% beneficial owners were timely filed.

ITEM 10.          EXECUTIVE COMPENSATION.

         The following table sets forth for the three years ended December 31, 2000 compensation paid by the Company to its Chairman of the Board, President and Chief Executive Officer, and to its Chief Operating Officer. None of the Company's other executive officers had annual salary and bonus in excess of $100,000 for services rendered during any of the three years ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                             Annual Compensation
                                                         ------------------------------------------------------------
  NAME AND PRINCIPAL POSITION                  YEAR           SALARY               BONUS         OTHER COMPENSATION
------------------------------------------   --------    -----------------     --------------   ---------------------
Dr. Joseph Cummins, Chairman
     of the Board, President and
     Chief Executive Officer..............     2000      $          25,935        $         -   $        -
                                               1999                150,000        $         -   $        -
                                               1998                150,000        $         -   $        -

Kathleen Kelleher, Chief
     Operating Officer and Vice-
     President of Business
     Development..........................     2000                123,043        $         -   $        -
                                               1999                150,000        $         -   $        -

                              OPTION GRANTS IN 2000

         The following table sets forth certain information relating to options granted in 2000 to the executive officers named above, to purchase shares of common stock of the Company.

                                            NUMBER OF
                                            SHARES OF
                                           COMMON STOCK          % OF TOTAL
                                            UNDERLYING        OPTIONS GRANTED      EXERCISE OR
                                             OPTIONS            TO EMPLOYEES        BASE PRICE       EXPIRATION
  NAME                                     GRANTED (#)            IN 2000             ($/SH)            DATE
--------------------------------------  ------------------  --------------------  --------------  ----------------
Kathleen Kelleher.....................        8,000                 100%            $2.75 (1)         1-19-04

(1)   The fair market value of the common stock on the date of the grant.

                AGGREGATED OPTION EXERCISES AT DECEMBER 31, 2000
                           AND YEAR-END OPTION VALUES

         The following table sets forth information for the executive officers named above, regarding the exercise of options during 2000 and unexercised options held at the end of 2000.


                                                               NUMBER OF SHARES OF         VALUE OF UNEXERCISED
                                                             COMMON STOCK UNDERLYING           IN-THE-MONEY
                                  SHARES                     UNEXERCISED OPTIONS AT             OPTIONS AT
                                ACQUIRED ON      VALUE        DECEMBER 31, 2000 (#)     DECEMBER 31, 2000 ($) (1)
NAME                           EXERCISE (#)   REALIZED ($)  EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
------------------------------ ------------- ------------- --------------------------- ----------------------------
Joseph Cummins                       -             -         282,750   /    1,750        $47,000  /      None
Kathleen Kelleher                    -             -          77,333   /    66,667       $6,768   /      None

(1) Calculated based on the closing price of the common stock ($1.063) as reported by OTC BB on December 31, 2000.

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

                                                                         Cash Compensation                         Security Grants
                                                             -----------------------------------------       ---------------------
                                                                                                                   NUMBER OF
                                                                                                                  SECURITIES
                                                                 MEETING                CONSULTING                UNDERLYING
                        NAME                                     FEES (1)                FEES (2)                 OPTIONS (3)
-----------------------------------------------------        ----------------        -----------------       ---------------------
Edward Amento, MD                                                $          -            $           -                       2,625
Stephen Chen, PhD                                                           -                        -                       3,750
James Cook                                                                  -                        -                       3,750
Thomas D'Alonzo                                                             -                    1,000                       2,625
Katsuaki Hayashibara                                                        -                        -                       3,750
Dennis Moore, DVM                                                           -                        -                       3,750
James Page, MD                                                              -                        -                       3,750

(1) Directors do not receive cash compensation for attendance at directors' meetings, but each director receives 1,500 options for physical attendance, and 375 options for telephone participation, at a maximum of one (1) meeting per quarter. The options are granted at December 31 of the year during which they are earned, and are exercisable at the fair market value of the stock on the date of grant.
(2) Each director receives $1,200 per day, prorated for partial days, for employment on special projects or assignments.
(3) Includes options granted for participation in meetings; see Note (1), above.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         As of December 31, 2000, there were 7,807,357 shares of the Company's common stock outstanding. The following table sets forth as of December 31, 2000, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:

NAME AND ADDRESS                                                      NUMBER OF SHARES              PERCENT OF TOTAL
-----------------------------------------------------------      --------------------------      -----------------------
Hayashibara Biochemical Laboratories, Inc.
2-3 Shimoishii 1-chome
Okayama 700, Japan                                                         3,290,781                      42.1%

Dr. Joseph Cummins
800 West 9th Avenue
Amarillo, Texas 79101                                                        549,214 (1)                   7.0%

(1) Includes an aggregate of 181,704 shares of common stock held by Joseph Cummins as trustee under certain trusts for the benefit of his children and 10,000 shares owned by Dr. Cummins' wife.

         The following table sets forth the beneficial ownership of the Company's stock as of December 31, 2000 by each executive officer and director, and by all executive officers and directors as a group:

DIRECTORS                                                NUMBER OF SHARES              PERCENT OF TOTAL
---------------------------------------------       --------------------------      -----------------------
Joseph Cummins                                              549,214 (1)                        7.0%
Dennis Moore                                                 84,616                            1.1%
James Cook                                                   66,600 (2)                        *
Katsuaki Hayashibara                                         48,240                            *
Kathleen Kelleher                                            21,390                            *
Stephen Chen                                                 13,500                            *
Thomas D'Alonzo                                               3,000                            *
Edward Amento                                                     -                            -
James Page                                                        -                            -
Total Group (all directors and                              786,560                            8.1%
executive officers - 11 persons)

*  Less than 1%
(1) Includes an aggregate of 181,704 shares of common stock held by Joseph Cummins as trustee under certain trusts for the benefit of his children and 10,000 shares owned by Dr. Cummins' wife.
(2)   All of such shares are owned jointly with Mr. Cook's wife.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has relied significantly on HBL, the largest shareholder of the Company, for a substantial portion of its capital requirements. Pursuant to the Development Agreement described at Item 1 of Part 1, above, HBL advanced $9,000,000 for funding of research. In addition, HBL has purchased substantial amounts of the Company's common stock from time to time, to the point where it now owns 42.1% of the issued and outstanding shares of common stock of the Company. HBL loaned $1 million to the Company on November 30, 1999, and an additional $1 million on February 29, 2000, both loans bearing interest at 4.5% per annum. The aggregate balance on both notes at December 31, 2000, including principal and accrued interest, was $2,086,351. In addition to the above, HBL and the Company are parties to various license and manufacturing and supply agreements pursuant to which the Company licenses certain technology to or from HBL. HBL supplies formulations of its interferon alpha and other products to the Company.

         During 2000, the Company has used the law firm of Sprouse, Smith & Rowley, P.C. Mr. Edward Morris, Secretary of the Company, is a partner in the firm. In 2000, the Company was invoiced $110,320 by said firm.

         On March 25, 1999, ABI signed a contract with PPD Pharmaco, Inc., now known as PPD Development, Inc. to provide clinical monitoring and data entry services for ABI's Phase III clinical trials in Sjogren's syndrome. During the year ended December 31, 2000, the Company paid $816,552 for clinical research organization services to PPD Development, Inc. At the time that the contract was signed, Mr. Tom D'Alonzo was President and Chief Operating Officer of PPD and its Clinical Research Organization subsidiary, PPD Development, Inc., and was also a member of the ABI Board of Directors. Mr. D'Alonzo retired from PPD Development, Inc. in October, 1999. Mr. D'Alonzo is still a member of the ABI Board of Directors.

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

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT INDEX

     NUMBER         DESCRIPTION
----------------    -----------------------------------------------------------------------------------------------------
 3.1+               Restated Articles of Incorporation of the Company, dated June 22, 1999.
 3.3*               Bylaws of the Company.
 4.1*               Specimen Common Stock Certificate.
 4.2*               Form of Underwriter's Warrant.
10.1*               Agreement dated as of April 1, 1984 between University Patents, Inc. and the
                    Company.
10.2*               License Agreement dated as of March 22, 1988 between the Company and The
                    Texas A&M University System.
10.3*               License Agreement dated October 20, 1989 between the Company and ISI.
10.4*               Manufacturing and Supply Agreement dated October 20, 1989 between the Company and ISI.
10.5*               Joint Development and Manufacturing/Supply Agreement dated March 13, 1992 between the Company and HBL, as amended.
10.7*               Japan Animal Health License Agreement dated January 20, 1993 between the
                    Company and HBL.
10.9*               Employment Agreement dated as of March 4, 1994 between the Company and Dr.
                    Joseph M. Cummins, as amended.
10.11*              Manufacturing/Supply Agreement dated June 1, 1994 between the Company and
                    HBL.
10.12*              Settlement Agreement dated April 27, 1995 among the Company, ISI, Pharma
                    Pacific Management Pty. Ltd. ("PPM"), Pharma Pacific Pty. Ltd., Pharma Pacific
                    Ltd., and Fernz Corporation Limited.
10.13*              Amendment of ACC/ISI License Agreement dated April 27, 1995 between the
                    Company and ISI.
10.14*              PPM/ACC Sub-license Agreement dated April 27, 1995 between PPM and the
                    Company.
10.18*              Form of Consulting Agreement between the Company and the Underwriter.
10.20+              1996 Employee Stock Option Plan, Amended and Restated as of May 11, 1999.
10.21+              Outside Director and Advisor Stock Option Plan, Amended and Restated as of May
                    11, 1999.
10.22*              Form of Indemnification Agreement between the Company and officers and directors of the Company.
10.23*              Indemnification Agreement between HBL and the Company.
10.26**             License Agreement dated July 22, 1997, between Hoffmann-La Roche Inc., and the
                    Company.
10.27**             Distribution Agreement dated January 12, 1998, between Global Damon
                    Pharmaceutical and the Company.

     NUMBER         DESCRIPTION
----------------    -----------------------------------------------------------------------------------------------------
10.28**             Distribution Agreement dated September 17, 1997, between HBL and the Company
                    (TNF-A).
10.29**             Distribution Agreement dated September 17, 1997, between HBL and the Company
                    (IFN-G).
10.30***            Amendment No. 1 dated September 28, 1998 to License Agreement of March 22,
                    1988, between The Texas A&M University System and the Company.
10.36               License Agreement dated February 1, 2000 between Molecular
                    Medicine Research Institute, and the Company (IFN-G
                    administered orally).
10.37(a)            License and Supply Agreement dated April 3, 2000 with Key Oncologics (Pty) Ltd., and the Company.
10.38               Amendment No. 1 dated April 4, 2000, to Interferon-G Distribution Agreement dated September 17, 1997 between HBL and the Company (IFN-G).
10.39(a)            License and Supply Agreement dated April 25, 2000 between
                    Biopharm for Scientific Research and Drug Industry
                    Development and the Company.
10.40(a)            Sales Agreement dated May 5, 2000, between Wilke Resources, Inc. and the
                    Company.
10.41               Engagement Agreement dated September 26, 2000, between Hunter Wise Financial
                    Group, LLC, and the Company.
10.42(a)            Supply Agreement (Anhydrous Crystalline Maltose) dated October 13, 2000, between Hayashibara Biochemical Laboratories, Inc., and the Company.
10.43(a)            Supply Agreement dated December 11, 2000, between Natrol, Inc., and the
                    Company.
21.                 Subsidiaries of the Company. The following sets forth the name and jurisdiction of incorporation of each subsidiary of the Company. All of such subsidiaries are wholly-
                    owned by the Company.

                       NAME                                                    JURISDICTION OF INCORPORATION
                       ----------------------------------------------          -----------------------------------------
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

23.1                Consent of Ernst & Young LLP.

*The Exhibit is incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form SB-2 filed with and declared effective by the Commission (File No. 333-4413) on August 8, 1996.
**The Exhibit is incorporated by reference to the Company's 1997 Annual Report on Form 10-KSB filed with the Commission on or before March 31, 1998.
***The Exhibit is incorporated by reference to the Company's 1998 Annual Report on Form 10-KSB filed with the Commission on or before March 31, 1999.
+The Exhibit is incorporated by reference to the Company's Report on Form 10-QSB for the quarterly period ended June 30, 1999, filed with the Commission on August 12, 1999, and subsequently amended on September 13, 1999.
(a)Portions of this exhibit have been omitted and filed separately with the commission.

                               REPORTS ON FORM 8-K

A report on Form 8-K was filed on February 11, 2000, relating to an Agreement to Convert Debt between Amarillo Biosciences, Inc. and Hayashibara Biochemical Laboratories, Inc., dated September 30, 1999, reporting that the exchange called for by said Agreement to take place on February 29, 2000, in which Hayashibara Biochemical Laboratories, Inc. would contribute $1 million to the Company and receive an equivalent amount of the Company's common stock, would not take place, but instead, by mutual consent of the parties, Hayashibara Biochemical Laboratories, Inc. agreed to loan $1 million to the Company at an interest rate of 4.5% per annum payable on or before February 29, 2005, or one (1) year after FDA approval of a drug containing Hayashibara's interferon alpha for oral administration to humans, whichever should occur first.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AMARILLO BIOSCIENCES, INC.


                                       By:   /s/ JOSEPH M. CUMMINS
                                             -----------------------------------
                                             Joseph M. Cummins, Chairman of the
                                             Board, President, Chief Financial
                                             Officer and Chief Executive Officer
Date:    April 12, 2001
      ---------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                                       Title                                 Date
---------                                                                       -----                                 ----
/s/ JOSEPH M. CUMMINS                                         Chairman of the Board,                     12 April 2001
-----------------------------------------------------------   President, Chief Financial                 ---------------------------
Joseph M. Cummins                                             Officer, Director and
                                                              Chief Executive Officer

/s/ EDWARD P. AMENTO                                          Director                                   12 April 2001
-----------------------------------------------------------                                              ---------------------------
Edward P. Amento

/s/ STEPHEN T. CHEN                                           Director                                   12 April 2001
-----------------------------------------------------------                                              ---------------------------
Stephen T. Chen

/s/ JAMES COOK                                                Director                                   12 April 2001
-----------------------------------------------------------                                              ---------------------------
James Cook

/s/ THOMAS W. D'ALONZO                                        Director                                   12 April 2001
-----------------------------------------------------------                                              ---------------------------
Thomas W. D'Alonzo

/s/ KATSUAKI HAYASHIBARA                                      Director                                   11 April 2001
-----------------------------------------------------------                                              ---------------------------
Katsuaki Hayashibara

/s/ DENNIS MOORE                                              Director                                   12 April 2001
-----------------------------------------------------------                                              ---------------------------
Dennis Moore

/s/ JAMES A. PAGE                                             Director                                   11 April 2001
-----------------------------------------------------------                                              ---------------------------
James A. Page

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

                        Consolidated Financial Statements

                          Year ended December 31, 2000



                                    CONTENTS

Report of Independent Auditors ..........................................................................................F-1


Audited Consolidated Financial Statements


Consolidated Balance Sheets .............................................................................................F-2

Consolidated Statements of Operations ...................................................................................F-3

Consolidated Statements of Stockholders' Equity (Deficit) ...............................................................F-4

Consolidated Statements of Cash Flows ...................................................................................F-7

Notes to Consolidated Financial Statements ..............................................................................F-9

               Report of Ernst & Young, LLP, Independent Auditors


The Board of Directors
Amarillo Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Amarillo Biosciences, Inc. and subsidiaries (companies in the development stage) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2000 and for the period from June 25, 1984 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period June 25, 1984 (inception) through December 31, 1991, were audited by other auditors whose report dated July 12, 1992, which has been furnished to us, expressed an unqualified opinion on those statements. The financial statements for the period June 25, 1984 (inception) through December 31, 1991, include total revenues and net loss of $643,566 and $3,901,236, respectively. Our opinion on the statements of operations, stockholders' equity (deficit), and cash flows for the period June 25, 1984 (inception) through December 31, 2000, insofar as it relates to amounts for prior periods through December 31, 1991, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amarillo Biosciences, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, and the period from June 25, 1984 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to satisfy its vendors and other creditors and execute its 2001 Plan raise substantial doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 1.) The 2000 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                        ERNST & YOUNG LLP

Dallas, Texas
March 21, 2001

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

                           Consolidated Balance Sheets

                                                                                                   DECEMBER 31,
                                                                                -------------------------------------------------
                                                                                         2000                      1999
                                                                                -------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $              341,983    $             1,302,343
   Inventory                                                                                    55,839                     48,639
   Other current assets                                                                         45,500                     32,137
                                                                                -------------------------------------------------
Total current assets                                                                           443,322                  1,383,119

Property and equipment, net                                                                     93,236                    105,799
Patents, net of accumulated amortization of $101,221
   and $89,807 in 2000 and 1999, respectively                                                  107,323                     73,495
                                                                                -------------------------------------------------
Total assets                                                                    $              643,881    $             1,562,413
                                                                                =================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                             $              957,489    $               521,199
   Accrued interest expense                                                                     86,351                      3,526
   Accrued legal expense                                                                             -                      3,025
   Accrued vacation                                                                                  -                     19,000
   Other accrued expense                                                                        14,724                     63,173
                                                                                -------------------------------------------------
Total current liabilities                                                                    1,058,564                    609,923

Notes payable to stockholder                                                                 2,000,000                  1,000,000
                                                                                -------------------------------------------------
Total liabilities                                                                            3,058,564                  1,609,923

Commitments and contingencies

Stockholders' deficit
   Preferred stock, $.01 par value:
      Authorized shares - 10,000,000
      Issued shares - none                                                                           -                          -
   Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued shares - 7,807,357 in 2000 and 7,472,157 in 1999                                    78,074                     74,722
   Additional paid-in capital                                                               18,399,449                 17,374,570
   Deficit accumulated during the development stage                                        (20,892,206)               (17,496,802)
                                                                                -------------------------------------------------
Total stockholders' deficit                                                                 (2,414,683)                   (47,510)
                                                                                -------------------------------------------------
Total liabilities and stockholders' deficit                                     $              643,881    $             1,562,413
                                                                                =================================================

See accompanying notes.

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

                      Consolidated Statements of Operations

                                                                                                               CUMULATIVE
                                                                                                             FROM JUNE 25,
                                                                                                                  1984
                                                                                                              (INCEPTION)
                                                                     YEAR ENDED DECEMBER 31,                    THROUGH
                                                          ----------------------------------------------      DECEMBER 31,
                                                                   2000                    1999                   2000
                                                          ----------------------------------------------------------------------
Revenues:
   Contract revenues                                           $                -     $                -     $        9,000,000
   Interferon sales                                                             -                      -                420,974
   Interest income                                                         47,017                111,368              1,573,022
   Sublicense fees                                                              -                      -                113,334
   Royalty income                                                               -                      -                 31,544
   Gain (loss) on ISI stock                                                 4,909                 (5,735)               113,146
   Other                                                                    1,830                  2,400                608,661
                                                          ----------------------------------------------------------------------
                                                                           53,756                108,033             11,860,681
Expenses:
   Research and development expenses                                    2,276,504              4,732,365             18,361,313
   Selling, general, and administrative
      expenses                                                          1,089,832              1,456,072             13,418,624
   Interest expense                                                        82,824                 38,182                937,950
                                                          ----------------------------------------------------------------------
                                                                        3,449,160              6,226,619             32,717,887
                                                          ----------------------------------------------------------------------

Loss before income taxes                                               (3,395,404)            (6,118,586)           (20,857,206)
Income tax expense                                                              -                      -                 35,000
                                                          ----------------------------------------------------------------------
Net loss                                                       $       (3,395,404)    $       (6,118,586)    $      (20,892,206)
                                                          ======================================================================

Basic and diluted net loss per share                           $            (0.44)    $            (0.96)
                                                          ===============================================

Weighted average shares outstanding                                     7,715,086              6,362,047
                                                          ===============================================

See accompanying notes.

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

            Consolidated Statements of Stockholders' Equity (Deficit) Cumulative from June 25, 1984 (Inception) through December 31, 2000



                                                                              COMMON STOCK                 ADDITIONAL
                                                    ISSUANCE      -------------------------------------     PAID IN
                                                     PRICE              SHARES             AMOUNT           CAPITAL
                                                  --------------------------------------------------------------------------
1984
Initial issuance for cash                                $0.29              84,000     $          840  $          23,660
Initial issuance in exchange for legal fees               0.29              30,000                300              8,450
Initial issuance in exchange for services and
   research and development costs                         0.01           1,086,000             10,860             (9,955)
1985
Issuance for cash                                         0.83             102,000              1,020             83,980
Issuance in exchange for professional fees,
   salaries and research services                         0.83              10,800                108              8,892
1986
Issuance in exchange for professional fees,
   salaries and services                                  0.83              22,800                228             18,772
Treasury stock purchase; 11,040 shares at cost                                   -                  -                  -
Issuance for cash                                    0.83-1.25             182,352              1,824            154,626
Issuance in exchange for professional fees,
   salaries and research services                         0.83              19,020                190             15,660
1987
Issuance for cash                                    1.25-2.08             309,648              3,096            445,974
Treasury stock purchase; 2,400 shares at cost                                    -                  -                  -
1988
Issuance for cash                                         1.88             120,972              1,210            225,613
1989
Issuance for cash                                         2.08               2,568                 26              5,324
Issuance for cash                                         2.50             227,748              2,277            567,093
1990
Issuance for cash                                    1.72-2.50             592,584              5,926          1,108,634
Issuance for cash                                         4.17             174,000              1,740            723,260
Issuance in exchange for note receivable from
   stockholder                                            2.50              54,540                545            135,805
1991
Repayment of note receivable from stockholder                                    -                  -                  -
Net loss and total comprehensive loss cumulative
   from June 25, 1984 (inception) through
   December 31, 1991                                                             -                  -                  -

                                                      DEFICIT
                                                    ACCUMULATED                                 NOTE
                                                     DURING THE          UNREALIZED          RECEIVABLE
                                                    DEVELOPMENT         GAIN (LOSS)             FROM             TREASURY
                                                       STAGE           ON INVESTMENT        STOCKHOLDER            STOCK
                                                  ------------------------------------------------------------------------------
1984
Initial issuance for cash                         $              -    $              -    $              -    $             -
Initial issuance in exchange for legal fees                      -                   -                   -                  -
Initial issuance in exchange for services and
   research and development costs                                -                   -                   -                  -
1985
Issuance for cash                                                -                   -                   -                  -
Issuance in exchange for professional fees,
   salaries and research services                                -                   -                   -                  -
1986
Issuance in exchange for professional fees,
   salaries and services                                         -                   -                   -                  -
Treasury stock purchase; 11,040 shares at cost                   -                   -                   -            (22,500)
Issuance for cash                                                -                   -                   -                  -
Issuance in exchange for professional fees,
   salaries and research services                                -                   -                   -                  -
1987
Issuance for cash                                                -                   -                   -                  -
Treasury stock purchase; 2,400 shares at cost                    -                   -                   -             (3,500)
1988
Issuance for cash                                                -                   -                   -                  -
1989
Issuance for cash                                                -                   -                   -                  -
Issuance for cash                                                -                   -                   -                  -
1990
Issuance for cash                                                -                   -                   -                  -
Issuance for cash                                                -                   -                   -                  -
Issuance in exchange for note receivable from
   stockholder                                                   -                   -            (136,350)                 -
1991
Repayment of note receivable from stockholder                    -                   -             136,350                  -
Net loss and total comprehensive loss cumulative
   from June 25, 1984 (inception) through
   December 31, 1991                                    (3,901,236)                  -                   -                  -



                                                        TOTAL
                                                    STOCKHOLDERS'
                                                   EQUITY (DEFICIT)
                                                  -------------------
1984
Initial issuance for cash                          $           24,500
Initial issuance in exchange for legal fees                     8,750
Initial issuance in exchange for services and
   research and development costs                                 905
1985
Issuance for cash                                              85,000
Issuance in exchange for professional fees,
   salaries and research services                               9,000
1986
Issuance in exchange for professional fees,
   salaries and services                                       19,000
Treasury stock purchase; 11,040 shares at cost                (22,500)
Issuance for cash                                             156,450
Issuance in exchange for professional fees,
   salaries and research services                              15,850
1987
Issuance for cash                                             449,070
Treasury stock purchase; 2,400 shares at cost                  (3,500)
1988
Issuance for cash                                             226,823
1989
Issuance for cash                                               5,350
Issuance for cash                                             569,370
1990
Issuance for cash                                           1,114,560
Issuance for cash                                             725,000
Issuance in exchange for note receivable from
   stockholder                                                      -
1991
Repayment of note receivable from stockholder                 136,350
Net loss and total comprehensive loss cumulative
   from June 25, 1984 (inception) through
   December 31, 1991                                       (3,901,236)

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

      Consolidated Statements of Stockholders' Equity (Deficit)(continued)
       Cumulative from June 25, 1984 (Inception) through December 31,2000


                                                                              COMMON STOCK                      ADDITIONAL
                                                    ISSUANCE         --------------------------------------       PAID IN
                                                     PRICE                 SHARES           AMOUNT                CAPITAL
                                                  ---------------------------------------------------------------------------------
1992
Net loss and total comprehensive loss for year
    ended December 31, 1992                                                        -   $                -    $               -
                                                                     --------------------------------------------------------------
Balance at December 31, 1992                                               3,019,032               30,190            3,515,788
1993
Net loss and total comprehensive loss for year
    ended December 31, 1993                                                        -                    -                    -
                                                                     --------------------------------------------------------------
Balance at December 31, 1993                                               3,019,032               30,190            3,515,788
1994
Net loss and total comprehensive loss for year
    ended December 31, 1994                                                        -                    -                    -
Adjustment to unrealized loss on investments                                       -                    -                    -

Total comprehensive loss
                                                                     --------------------------------------------------------------
Balance at December 31, 1994                                               3,019,032               30,190            3,515,788
1995
Issuance for stock grant                          $       2.50                29,640                  297               73,803
Net loss for year ended December 31, 1995                                          -                    -                    -
Adjustment to unrealized loss on investments                                       -                    -                    -

Total comprehensive loss
                                                                     --------------------------------------------------------------
Balance at December 31, 1995                                               3,048,672               30,487            3,589,591
1996
Issuance for cash                                         5.00             2,300,000               23,000            9,354,502
Issuance for stock grant                                  5.00                79,000                  790              394,210
Warrants issued for cash                                                           -                    -                  200
Cancellation of treasury stock                                               (13,440)                (135)             (25,865)
Net loss for year ended December 31, 1996                                          -                    -                    -
Adjustment to unrealized loss on investments                                       -                    -                    -

Total comprehensive loss
                                                                     --------------------------------------------------------------
Balance at December 31, 1996                                               5,414,232               54,142           13,312,638
1997
Net loss for year ended December 31, 1997                                          -                    -                    -
Adjustment to unrealized gain (loss) on
investment                                                                         -                    -                    -

Total comprehensive loss

Options issued for professional services                                           -                    -               79,500
                                                                     --------------------------------------------------------------
Balance at December 31, 1997                                               5,414,232               54,142           13,392,138

                                                       DEFICIT
                                                     ACCUMULATED                                      NOTE
                                                      DURING THE             UNREALIZED            RECEIVABLE
                                                     DEVELOPMENT            GAIN (LOSS)               FROM
                                                        STAGE              ON INVESTMENT           STOCKHOLDER
                                                  --------------------------------------------------------------------
1992
Net loss and total comprehensive loss for year
    ended December 31, 1992                       $         (505,558)    $                -     $                -
                                                  --------------------------------------------------------------------
Balance at December 31, 1992                              (4,406,794)                     -                      -
1993
Net loss and total comprehensive loss for year
    ended December 31, 1993                                 (108,363)                     -                      -
                                                  --------------------------------------------------------------------
Balance at December 31, 1993                              (4,515,157)                     -                      -
1994
Net loss and total comprehensive loss for year
    ended December 31, 1994                                 (129,239)                     -                      -
Adjustment to unrealized loss on investments                       -                (57,316)                     -

Total comprehensive loss
                                                  --------------------------------------------------------------------
Balance at December 31, 1994                              (4,644,396)               (57,316)                     -
1995
Issuance for stock grant                                           -                      -                      -
Net loss for year ended December 31, 1995                   (311,579)                     -                      -
Adjustment to unrealized loss on investments                       -                 57,316                      -

Total comprehensive loss
                                                  --------------------------------------------------------------------
Balance at December 31, 1995                              (4,955,975)                     -                      -
1996
Issuance for cash                                                  -                      -                      -
Issuance for stock grant                                           -                      -                      -
Warrants issued for cash                                           -                      -                      -
Cancellation of treasury stock                                     -                      -                      -
Net loss for year ended December 31, 1996                 (1,618,188)                     -                      -
Adjustment to unrealized loss on investments                       -                 (3,500)                     -

Total comprehensive loss
                                                  --------------------------------------------------------------------
Balance at December 31, 1996                              (6,574,163)                (3,500)                     -
1997
Net loss for year ended December 31, 1997                 (2,471,252)                     -                      -
Adjustment to unrealized gain (loss) on
investment                                                         -                 37,198                      -

Total comprehensive loss

Options issued for professional services                           -                      -                      -
                                                  --------------------------------------------------------------------
Balance at December 31, 1997                              (9,045,415)                33,698                      -

                                                                             TOTAL
                                                     TREASURY            STOCKHOLDERS'
                                                       STOCK            EQUITY (DEFICIT)
                                                  ----------------------------------------
1992
Net loss and total comprehensive loss for year
    ended December 31, 1992                       $              -    $           (505,558)
                                                  ----------------------------------------
Balance at December 31, 1992                               (26,000)               (886,816)
1993
Net loss and total comprehensive loss for year
    ended December 31, 1993                                      -                (108,363)
                                                  ----------------------------------------
Balance at December 31, 1993                               (26,000)               (995,179)
1994
Net loss and total comprehensive loss for year
    ended December 31, 1994                                      -                (129,239)
Adjustment to unrealized loss on investments                     -                 (57,316)
                                                                      --------------------
Total comprehensive loss                                                          (186,555)
                                                  ----------------------------------------
Balance at December 31, 1994                               (26,000)             (1,181,734)
1995
Issuance for stock grant                                         -                  74,100
Net loss for year ended December 31, 1995                        -                (311,579)
Adjustment to unrealized loss on investments                     -                  57,316
                                                                      --------------------
Total comprehensive loss                                                          (254,263)
                                                  ----------------------------------------
Balance at December 31, 1995                               (26,000)             (1,361,897)
1996
Issuance for cash                                                -               9,377,502
Issuance for stock grant                                         -                 395,000
Warrants issued for cash                                         -                     200
Cancellation of treasury stock                              26,000                       -
Net loss for year ended December 31, 1996                        -              (1,618,188)
Adjustment to unrealized loss on investments                     -                  (3,500)
                                                                      --------------------
Total comprehensive loss                                                        (1,621,688)
                                                  ----------------------------------------
Balance at December 31, 1996                                     -               6,789,117
1997
Net loss for year ended December 31, 1997                        -              (2,471,252)
Adjustment to unrealized gain (loss) on
investment                                                       -                  37,198
                                                                      --------------------
Total comprehensive loss                                                        (2,434,054)
                                                                      --------------------
Options issued for professional services                         -                  79,500
                                                  ----------------------------------------
Balance at December 31, 1997                                     -               4,434,563

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

      Consolidated Statements of Stockholders' Equity (Deficit)(continued)
       Cumulative from June 25, 1984 (Inception) through December 31,2000



                                                                              COMMON STOCK                 ADDITIONAL
                                                    ISSUANCE         --------------------------------       PAID IN
                                                     PRICE               SHARES            AMOUNT           CAPITAL
                                                  --------------------------------------------------------------------------
1998
Net loss for year ended December 31, 1998                                        -     $            -   $              -
Adjustment to unrealized gain (loss) on
investment                                                                       -                  -                  -

Total comprehensive loss
                                                                     -------------------------------------------------------
Balance at December 31, 1998                                             5,414,232             54,142         13,392,138
1999
Net loss and total comprehensive loss for year
    ended December 31, 1999                                                      -                  -                  -
Issuance in exchange for note payable to
    stockholder                                   $     2.9992             946,094              9,461          2,828,065
Issuance in exchange for note payable to
    stockholder                                         0.9044           1,111,831             11,119            994,367
Options issued for professional services                                         -                  -            160,000
                                                                     -------------------------------------------------------
Balance at December 31, 1999                                             7,472,157             74,722         17,374,570
2000
Net loss and total comprehensive loss for year
    ended December 31, 2000                                                      -                  -                  -
Issuance of common stock and warrants for cash            2.50             316,000              3,160            786,840
    in private placement
Exercise of employee stock options                       0.875              19,200                192             16,608
Employee options granted in lieu of salary                                       -                  -            221,431
                                                                     -------------------------------------------------------
Balance at December 31, 2000                                             7,807,357     $       78,074   $     18,399,449
                                                                     =======================================================

                                                       DEFICIT
                                                     ACCUMULATED                                  NOTE
                                                      DURING THE          UNREALIZED           RECEIVABLE
                                                     DEVELOPMENT          GAIN (LOSS)             FROM           TREASURY
                                                        STAGE             ON INVESTMENT        STOCKHOLDER         STOCK
                                                  ------------------------------------------------------------------------------
1998
Net loss for year ended December 31, 1998         $     (2,332,801)   $              -    $              -    $             -
Adjustment to unrealized gain (loss) on
investment                                                       -             (33,698)                  -                  -

Total comprehensive loss
                                                  ------------------------------------------------------------------------------
Balance at December 31, 1998                           (11,378,216)                  -                   -                  -
1999
Net loss and total comprehensive loss for year
    ended December 31, 1999                             (6,118,586)                  -                   -                  -
Issuance in exchange for note payable to
    stockholder                                                  -                   -                   -                  -
Issuance in exchange for note payable to
    stockholder                                                  -                   -                   -                  -
Options issued for professional services                         -                   -                   -                  -
                                                  ------------------------------------------------------------------------------
Balance at December 31, 1999                           (17,496,802)                  -                   -                  -
2000
Net loss and total comprehensive loss for year
    ended December 31, 2000                             (3,395,404)                  -                   -                  -
Issuance of common stock and warrants for cash
    in private placement                                         -                   -                   -                  -
Exercise of employee stock options                               -                   -                   -                  -
Employee options granted in lieu of salary                       -                   -                   -                  -
                                                  ------------------------------------------------------------------------------
Balance at December 31, 2000                      $    (20,892,206)   $              -    $              -    $             -
                                                  ==============================================================================



                                                          TOTAL
                                                    STOCKHOLDERS'
                                                   EQUITY (DEFICIT)
                                                  -------------------
1998
Net loss for year ended December 31, 1998         $       (2,332,801)
Adjustment to unrealized gain (loss) on
investment                                                   (33,698)
                                                  -------------------
Total comprehensive loss                                  (2,366,499)
                                                  -------------------
Balance at December 31, 1998                               2,068,064
1999
Net loss and total comprehensive loss for year
    ended December 31, 1999                               (6,118,586)
Issuance in exchange for note payable to
    stockholder                                            2,837,526
Issuance in exchange for note payable to
    stockholder                                            1,005,486
Options issued for professional services                     160,000
                                                  -------------------
Balance at December 31, 1999                                 (47,510)
2000
Net loss and total comprehensive loss for year
    ended December 31, 2000                               (3,395,404)
Issuance of common stock and warrants for cash               790,000
    in private placement
Exercise of employee stock options                            16,800
Employee options granted in lieu of salary                   221,431
                                                  -------------------
Balance at December 31, 2000                      $       (2,414,683)
                                                  ===================

See accompanying notes.

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

                      Consolidated Statements of Cash Flows

                                                                                                                      CUMULATIVE
                                                                                                                     FROM JUNE 25,
                                                                                                                         1984
                                                                                                                     (INCEPTION)
                                                                           YEAR ENDED DECEMBER 31,                     THROUGH
                                                            --------------------------------------------------       DECEMBER 31,
                                                                       2000                      1999                    2000
                                                            ------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                    $               (3,395,404)  $          (6,118,586)   $     (20,892,206)
Adjustments to reconcile net loss to
     net cash used in operating activities:
      Loss on impairment of ISI stock                                                -                   5,735               80,325
      Depreciation                                                              12,563                  17,092              220,121
      Amortization                                                              11,414                   8,630              112,261
      Discount on investment in ISI                                                  -                       -               24,675
      Recognition of deferred sub-license
        fees                                                                         -                       -              (32,844)
      Organization costs                                                             -                       -              (11,040)
      Gain (loss) on sale of assets                                                  -                       -               (7,373)
      Common stock issued for stock grant                                            -                       -              469,100
      Common stock issued for services                                               -                       -               53,505
      Options issued for services                                                    -                 160,000              239,500
      Options issued for wages                                                 221,431                       -              221,431
      Changes in operating assets and
        liabilities:
        Inventory                                                               (7,200)                (48,639)             (55,839)
        Other current assets                                                   (13,363)                 11,278              (45,500)
        Accounts payable                                                       436,290                 432,279              957,489
        Accrued expenses                                                        12,351                (140,354)             101,075
                                                            ------------------------------------------------------------------------
Net cash used in operating activities                                       (2,721,918)             (5,672,565)         (18,565,320)

INVESTING ACTIVITIES
Capital expenditures                                                                 -                  (6,130)            (329,055)
Proceeds from sale of equipment                                                      -                       -               23,071
Patents                                                                        (45,242)                (38,302)            (208,544)
Investment in ISI common stock                                                       -                       -             (105,000)
                                                            ------------------------------------------------------------------------
Net cash used in investing activities                                          (45,242)                (44,432)            (619,528)
                                                            ------------------------------------------------------------------------

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      (companies in the development stage)

                Consolidated Statements of Cash Flows (continued)

                                                                                                                   CUMULATIVE
                                                                                                                  FROM JUNE 25,
                                                                                                                      1984
                                                                                                                  (INCEPTION)
                                                                          YEAR ENDED DECEMBER 31,                   THROUGH
                                                           ------------------------------------------------       DECEMBER 31,
                                                                      2000                     1999                   2000
                                                           ------------------------------------------------------------------------
FINANCING ACTIVITIES
Receipt of sub-license fees                                   $                  -     $                  -   $              32,844
Proceeds from notes payable                                              1,000,000                1,000,000               2,000,000
Issuance of common stock and warrants                                      806,800                1,243,012              17,493,987
                                                           ------------------------------------------------------------------------
Net cash provided by financing
   activities                                                            1,806,800                2,243,012              19,526,831
                                                           ------------------------------------------------------------------------
Net increase (decrease) in cash and
   cash equivalents                                                       (960,360)              (3,473,985)                341,983
Cash and cash equivalents at
   beginning of period                                                   1,302,343                4,776,328                       -
                                                           ------------------------------------------------------------------------
Cash and cash equivalents at end of
   period                                                     $            341,983     $          1,302,343   $             341,983
                                                           ========================================================================

SUPPLEMENTAL INFORMATION
Cash paid for income taxes                                    $                  -     $                  -   $              37,084
                                                           ========================================================================

Cash paid for interest                                        $                  -     $                  -   $               6,466
                                                           ========================================================================

See accompanying notes.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

                   Notes to Consolidated Financial Statements

                                December 31, 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Amarillo Biosciences, Inc. (the "Company" or "ABI"), a development-stage company incorporated in 1984, is engaged in developing biologics for the treatment of human and animal diseases. The Company is currently conducting clinical studies as part of the process of obtaining regulatory approval from the United States Food and Drug Administration (FDA), so that commercial marketing can begin in the United States. Among other activities the Company recently concluded a Phase III clinical trial, initiated during November, 1998, using low dose oral IFN[alpha] for the treatment of Sjogren's syndrome. The analyses of these Phase III data continues and are expected to be completed in the second quarter of 2001.

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

The Company has been dependent upon financing from its stockholders. The Company's development-stage-through-1991 activities were financed primarily through the issuance of common stock. From 1991 to August 1996, such activities were financed under an agreement (described in Note 4) with a major stockholder. In August 1996, the Company completed its initial public offering, receiving net proceeds of approximately $9,378,000.

The Company's 2001 Plan of Operations calls for the Company to expend approximately $1.7 million in 2001.At December 31, 2000, the Company had available cash of $341,983 and negative working capital of approximately ($615,000). The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the continued non-demand for immediate payment of outstanding indebtedness by the Company's vendors and suppliers, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing, and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to satisfy its vendors and creditors and execute its 2001 Plan. The

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (continued)

                                December 31, 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Company is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States, Canada, Europe, and the Middle East. The Company believes that one or more of these agreements will be executed during 2001. These agreements could generally include provisions for the commercial partner to pay ABI a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to ABI upon the accomplishment of certain defined tasks, and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for ABI. Management believes the fact that it has concluded an advanced Phase III clinical trial significantly enhances its ability to successfully raise additional funds from its commercial partnering activities and from private investors. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations. Furthermore, the Company's creditors could demand the Company's obligations to them be satisfied immediately. Should this event occur, the Company could be forced to file for protection under Chapter 11 of the United States Bankruptcy Code if it were not able to obtain alternative sources of financing. Additionally, the recorded value of the Company's patents and property and equipment may not be recoverable in the event future operations are not sustainable.

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

CONCENTRATION OF CREDIT RISK

At December 31, 2000, the Company's cash equivalents were invested principally in money market accounts, a substantial portion of which are uninsured.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (continued)

                                December 31, 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

The Company's inventory consists of IFN[alpha] lozenges available for sale. The Company's policy is to state inventory at the lower of cost determined on a lot basis or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is calculated using methods that approximate the declining balance method over the estimated useful lives of the assets.

PATENTS; PATENT EXPENDITURES

ABI holds patent license agreements and also holds patents which are owned by the Company. All patent license agreements remain in effect over the life of the underlying patents. Accordingly, the patent license fee is being amortized over 15-17 years using the straight-line method. Patent fees and legal fees associated with the issuance of new owned patents are capitalized and amortized over 15-17 years.

INCOME TAXES

The Company files a consolidated income tax return with its domestic subsidiaries, Amarillo Cell of Canada, Inc., Veldona Africa, Inc., Veldona Poland, Inc., Veldona USA, Inc., Vanguard Biosciences, Inc. and ABI Taiwan, Inc.

On January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). As permitted by the new rules, prior years' financial statements have not been restated. The effect of adopting SFAS 109 was not material.

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

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (continued)

                                December 31, 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation utilizing Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25). In October 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 123, Accounting for Stock Based Compensation (SFAS 123). Under the provisions of SFAS 123, the Company has elected to continue to apply the provisions of APB 25 to its stock- based compensation arrangements and provide supplementary financial statement disclosures as required under SFAS 123.

BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is based on the number of weighted average shares outstanding. The effect of warrants and options outstanding (see Notes 7 and 8) is anti-dilutive.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (continued)

                                December 31, 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes new rules for the display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's results of operations or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

2. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following:

                                                                                 DECEMBER 31,
                                                                    -------------------------------------
                                                                            2000              1999
                                                                    -------------------------------------
      Land                                                            $          8,000   $          8,000
      Building                                                                  94,532             94,532
      Furniture and equipment                                                  134,287            134,287
      Automobile                                                                13,688             13,688
                                                                    -------------------------------------
                                                                               250,507            250,507
      Less accumulated depreciation                                            157,271            144,708
                                                                    -------------------------------------
                                                                      $         93,236   $        105,799
                                                                    =====================================

3. NOTES PAYABLE

In September 1991, the Company borrowed $1,000,000 under a note payable agreement with HBL. In September 1992, the Company borrowed an additional $1,000,000 under a similar note agreement with HBL. The $1,000,000 note plus accrued interest of $300,000 due September 25, 1996 was renewed in a new note to HBL for $1,300,000 due September 25, 2001, which accrued interest at the rate of 4 1/2%. The $1,000,000 note plus accrued interest of $300,000 due September 16, 1997 was renewed in a new note to HBL for $1,300,000 due September 16, 2002, which accrued interest at the rate of 4 1/2%. Each of the notes provided that the principal and accrued interest be paid only from 10% of the Company's gross revenues from sales of interferon.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (continued)

                                December 31, 2000

3. NOTES PAYABLE (CONTINUED)

In April 1999, HBL agreed to convert $2,837,526 debt and accrued interest owed to it by the Company to voting common stock of the Company. The total number of shares issued to HBL in consideration for the cancellation of the indebtedness was 946,094 shares valued at the then market value of $2.99 per share.

The Company also had a loan agreement with HBL, which called for HBL to loan the Company $3,000,000 to be advanced in three installments as follows: $1,000,000 by August 31, 1999; $1,000,000 by November 30, 1999; and $1,000,000 by February
29, 2000. The annual interest rate on unpaid principal from the date of each respective advance was 4 1/2%, with accrued interest being payable at the maturity of the note. The note was payable on or before July 22, 2004, or on or before the expiration of one (1) year after approval of the Company's product by the FDA, whichever occurs first.

On September 30, 1999, the Company entered into an Agreement to Convert Debt with HBL regarding the above described note payable to HBL in the then principal amount of $1,000,000, the first loan installment having by then been advanced. On October 15, 1999, pursuant to the Agreement to Convert Debt, HBL canceled the then note balance in exchange for 1,111,831 shares of common stock of the Company valued at the then market value of $0.9044 per share. The two additional $1,000,000 advances were to be likewise converted to equity purchases on or before November 30, 1999 and February 29, 2000, respectively.

However, by subsequent agreement of the parties, the equity purchases planned for November 30, 1999 and February 29, 2000 were reinstated as loans. The Company received a loan of $1,000,000 on November 30, 1999, evidenced by note dated December 3, 1999 in the original principal amount of $1,000,000 bearing interest at the rate of 4 1/2% per annum and due and payable on or before December 3, 2004, or on or before the expiration of one year after approval of the Company's product by the FDA, whichever occurs first. The final installment was advanced on February 29, 2000, under terms which are identical, except that the principal and accrued interest under that note will be payable on or before February 29, 2005, or on or before the expiration of one year after approval of the Company's product by the FDA, whichever occurs first.

As a result of its related party nature, the Company has concluded it is not practicable to estimate the fair value of its note payable to stockholder.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (continued)

                                December 31, 2000

4. MANUFACTURING AND SUPPLY AGREEMENTS

The Company was a party to the following manufacturing and supply agreements at December 31, 2000:

On March 13, 1992, the Company entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the Development Agreement), a major stockholder (see Note 7) under which HBL will formulate, manufacture, and supply HBL interferon for the Company or any sub- licensee. In exchange, HBL is entitled to receive a transfer fee, specified royalties and a portion of any payment received by the Company for sub-license of rights under this agreement. The agreement further provides that the Company sub-license to HBL the right to market HBL interferon for oral use in humans and in non-human, warm-blooded species in Japan, in exchange for the Company receiving a royalty fee based on net sales. On June 1, 1994, the Company entered into an additional agreement with HBL to make the Company HBL's exclusive agent for the development of HBL interferon for non-oral use in humans and in non-human, warm-blooded species in North America. In exchange, HBL is entitled to receive a transfer fee based on units of interferon supplied.

On April 4, 2000, the Company amended its existing distribution agreement with HBL to expand the agreement to include inhalation administration of human interferon-gamma.

Under the Development Agreement, HBL provided $9,000,000 in research funding to the Company. The agreement also provides that a royalty fee be paid to HBL. The initial term of the agreement was for seven years, has been extended through March 13, 2002, and will be renewed automatically for successive three-year terms. However, HBL can terminate the agreement at any time after March 13, 2002, upon ninety (90) days' advance written notice of the Company's net sales of interferon-containing products for oral use in warm-blooded species not having exceeded $100,000 during the preceding calendar year.

On October 20, 1989, the Company entered into a manufacturing and supply agreement with Interferon Sciences, Inc. (ISI), then a 1% stockholder of the Company, under which ISI will manufacture and utilize ISI interferon to formulate and supply interferon-containing compositions to the Company for use in non-human species. Under the Agreement, ISI is entitled to receive certain transfer fees, manufacturing and supply fees, and a portion of any payments received by the Company related to the use of ISI interferon. The agreement will be in force for seven years after ISI's receipt of the first purchase order from the Company and thereafter as long as net sales of such products by the Company meet certain levels. As of December 31, 2000, the Company had not submitted a purchase order to ISI.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (continued)

                                December 31, 2000

4. MANUFACTURING AND SUPPLY AGREEMENTS (CONTINUED)

On October 13, 2000, the Company entered into a supply agreement with HBL under which the Company gained an exclusive right to purchase and distribute anhydrous crystalline maltose for the treatment of dry mouth (xerostomia). This exclusive supply agreement is worldwide, except Japan.

On December 11, 2000, the Company entered into a supply agreement with Natrol, Inc., whereby the Company will supply anhydrous crystalline maltose exclusively to Natrol to treat xerostomia in the USA and Canada.

5. LICENSE AND SUBLICENSE AGREEMENTS

On April 4, 2000, the Company amended its existing distribution agreement with HBL to expand the agreement to include inhalation administration of human interferon-gamma.

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

6. RESEARCH AGREEMENTS

The Company contracts with third parties throughout the world to conduct research including studies and clinical trials. These agreements are generally less than one year in duration. At December 31, 2000, the Company had commitments to provide additional funding of approximately $251,627 under these agreements.

7. COMMON STOCK

In May 1993, the stockholders of the Company approved an amendment to the Articles of Incorporation to increase the total number of authorized shares of common stock of the Company from 1,000,000 shares to 10,000,000 shares. The stockholders also approved a ten-for-one stock split for the currently issued and outstanding shares of the Company.

Pursuant to shareholder approval obtained at the Company's 1999 annual meeting of shareholders, the Company amended its Articles of Incorporation effective June 22, 1999, to increase the number of voting common shares authorized for issuance from 10,000,000

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (continued)

                                December 31, 2000

7. COMMON STOCK (CONTINUED)

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

As described in Note 3, in April 1999, HBL agreed to convert $2,837,526 of debt and accrued interest owed to it by the Company to 946,094 shares of common stock of the Company. HBL subsequently entered into a $3,000,000 loan agreement with the Company, of which $1,005,486.50 in debt and accrued interest was converted to 1,111,831 shares of the Company's voting common stock effective October 15, 1999.

In addition to 200,000 warrants granted to the Company's underwriter (exercisable through August 6, 2001 at $8.10 per share), the Company has 525,108 shares of common stock reserved for issuance upon exercise of warrants granted to outside consultants, 373,608 of which are not vested, and will vest only upon the occurrence of significant funding events in which the respective warrant holders are instrumental.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (continued)

                                December 31, 2000

7. COMMON STOCK (CONTINUED)

During 1997, the Company granted 30,000 options to outside professionals for services which vested immediately at an exercise price of $4.25 (fair market value of the common stock at the date of the grant). The Company recognized $79,500 (representing the fair value of the options) in expense relating to these grants.

During 1999, the Company granted 407,252 options to employees in lieu of cash compensation to be paid in fiscal 2000. The Company recorded compensation expense of $221,431 and a credit to additional paid in capital for 334,312 options, net of forfeitures, which vested in 2000.

During 2000, the Company raised $790,000 from investors pursuant to a private placement of 316,000 shares of its common stock and 126,400 warrants to purchase that number of shares of the Company's common stock from time to time through April 11, 2005 at $3.125 per share for 63,200 shares and $3.75 per share for 63,200 shares. Accordingly, the Company has reserved an additional 126,400 shares of its common stock to satisfy the possible future exercise of such warrants.

8. STOCK OPTION PLAN

The Company has elected to follow APB 25 and related interpretations in accounting for its stock- based compensation. Under APB 25, because the exercise price of the Company's stock options has been equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

During 1996, the Company introduced two stock option plans: the 1996 Employee Stock Option Plan (Employee Plan) and the Outside Director and Advisor Stock Option Plan (Director Plan). The Employee Plan has authorized the grant of options to employees for up to 590,000 shares of the Company's common stock. All options granted have five to ten year terms and become exercisable over a four to five year period. The option price is equal to 100% to 110% of the fair value of the common stock on the date of grant depending on the percentage of common stock owned by the optionee on the grant date. The Director Plan allows options to purchase a maximum of 410,000 shares of the Company's common stock to be granted to outside directors and scientific advisors to the Company at an exercise price equivalent to 100% of the fair market value of the common stock on the date of grant. These are ten-year options and become exercisable over a period of five years.

In addition to options issued pursuant to the Company's Employee and Director stock option plans, the Company recently granted 625,932 non-qualified options to Directors, employees, and one consultant. Two Hundred Thousand (200,000) options were granted to Directors on December 16, 1999. Such options vested immediately, and have an exercise price of $1.625 per

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (continued)

                                December 31, 2000

8. STOCK OPTION PLAN (CONTINUED)

share which was the fair market value of the Company's stock as of the date of grant. Twenty Thousand (20,000) options were granted on the same date and upon the same terms to a non- affiliated consultant of the Company. Four Hundred Five Thousand Nine Hundred Thirty-Two (405,932) options were granted to employees of the Company, including 300,000 granted to Joseph Cummins, President and CEO. Such options are exercisable at a price of $.875 per share, being the fair market value of the Company's stock on December 29, 1999, the date of grant. All of such options granted to employees were granted in consideration of the employees' agreement to relinquish salary during 2000, on the basis of two options granted for every $1.00 of salary voluntarily relinquished, with the amount of such relinquished salary being reflected in the Option Agreement signed with each employee, such options to vest monthly over twelve (12) months beginning in January 2000, and to expire December 29, 2004. The 300,000 options granted to Joseph Cummins were subsequently reduced to 250,000 options by agreement of the parties.

Supplemental information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000 and 1999, respectively: risk-free interest rate of 5.99% and 5.69%; dividend yield of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 1.408 and 1.306; and a weighted-average expected life of the option of
5.4 and 3.1 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The expense amounts for 2000 and 1999 are not necessarily indicative of the effects on reported net income (loss) for future years. The Company's pro forma information as of December 31, is as follows:

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (continued)

                                December 31, 2000

8. STOCK OPTION PLAN (CONTINUED)

                                                                                  2000                     1999
                                                                            -----------------------------------------
      Pro forma net loss                                                    $     (3,840,572)        $    (6,549,923)
      Pro forma basic and diluted net loss per share                        $          (0.49)        $         (1.03)

Based on the Black-Scholes method, the fair value of the options granted during the year ended December 31, is as follows:

                                                                                               2000                  1999
                                                                                    --------------------  ---------------------
      Number of options issued at fair market value of stock                                      32,000                854,307
      Weighted-average fair value of options                                                       $1.35                  $0.90
      Weighted-average exercise price of options                                                   $1.48                  $1.18

A summary of the Company's stock option activity, and related information for the year ended December 31, is as follows:

                                                              2000                           1999
                                                  ----------------------------    ---------------------------
                                                                     WEIGHTED                       WEIGHTED
                                                                     AVERAGE                        AVERAGE
                                                                     EXERCISE                       EXERCISE
                                                     OPTIONS           PRICE          OPTIONS         PRICE
                                                  ----------------------------    ---------------------------
      Outstanding, beginning of year                1,176,807          $1.88           322,500        $3.74
      Granted                                          32,000           1.48           854,307         1.18
      Canceled                                       (106,795)          1.35                 -            -
      Exercised                                       (19,200)          0.88                 -            -
                                                  -------------                   --------------
      Outstanding, end of year                      1,082,812          $1.94         1,176,807        $1.88
                                                  =============                   ==============
      Exercisable at end of year                      861,175          $1.91           384,661        $2.67
                                                  =============                   ==============

Exercise prices for options outstanding as of December 31, 2000 ranged from $0.875 to $5.50. Of these options, 221,500 have exercise prices ranging from $3.875 to $5.50 and the remainder range from $0.875 to $3.375. The weighted-average remaining contractual life of those options is 5.63 years.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (continued)

                                December 31, 2000

9. EMPLOYEE BENEFIT PLAN

The Company has a Simplified Employee Pension Plan (the Plan), which is a contributory plan that covers all employees of the Company. Contributions to the Plan are at the discretion of the Company. The plan expense for the years ended December 31, 2000 and 1999, and cumulative from June 25, 1984 (inception) through December 31, 2000 was $0, $0 and $200,857, respectively.

10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company's deferred tax asset of approximately $6,900,000 and $5,825,000 at December 31, 2000 and 1999, respectively, was subject to a valuation allowance of $6,900,000 and $5,825,000 at December 31, 2000 and 1999, respectively, because of uncertainty regarding the Company's ability to realize future tax benefits associated with the deferred tax assets. Deferred tax assets were comprised primarily of net operating loss carryovers and the cash method of accounting used by the Company for federal income tax reporting.

At December 31, 2000, the Company has net operating loss carryforwards of approximately $17,900,000 for federal income tax purposes expiring in 2006 through 2020. The ability of the Company to utilize these carryforwards may be limited should changes in stockholder ownership occur.

At December 31, 2000, the Company had approximately $14,000 of alternative minimum tax credits which may be carried forward indefinitely.

The difference between the reported income tax provision and the benefit normally expected by applying the statutory rate to the loss before income taxes results primarily from the inability of the Company to recognize its tax losses.

11. CONTINGENCIES

The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 2000.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      (companies in the development stage)

             Notes to Consolidated Financial Statements (continued)

                                December 31, 2000

12. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has and expects to have transactions with related parties, including stockholders. In addition to the transactions disclosed elsewhere in these financial statements, during 2000 the Company has used the law firm of Sprouse, Smith & Rowley, P.C. Mr. Edward Morris, Secretary of the Company, is a partner with Sprouse, Smith & Rowley. The Company was invoiced $110,320 during 2000 for legal services rendered by Sprouse, Smith & Rowley.

On March 25, 1999, ABI signed a contract with PPD Pharmaco, Inc., now known as PPD Development, Inc. to provide clinical monitoring and data entry services for ABI's Phase III clinical trials in Sjogren's syndrome. During the year ended December 31, 2000, the Company paid $816,552, for clinical research organization services to PPD Development, Inc. At the time that the contract was signed, Mr. Tom D'Alonzo was President and Chief Operating Officer of PPD and its Clinical Research Organization subsidiary, PPD Development, Inc. Mr. D'Alonzo is also a member of the Board of Directors of ABI. Mr. D'Alonzo retired from PPD Development, Inc. in October 1999, but remains a member of the Board of Directors of ABI.

EXHIBIT INDEX

     NUMBER         DESCRIPTION
----------------    -----------------------------------------------------------------------------------------------------
 3.1+               Restated Articles of Incorporation of the Company, dated June 22, 1999.
 3.3*               Bylaws of the Company.
 4.1*               Specimen Common Stock Certificate.
 4.2*               Form of Underwriter's Warrant.
10.1*               Agreement dated as of April 1, 1984 between University Patents, Inc. and the
                    Company.
10.2*               License Agreement dated as of March 22, 1988 between the Company and The
                    Texas A&M University System.
10.3*               License Agreement dated October 20, 1989 between the Company and ISI.
10.4*               Manufacturing and Supply Agreement dated October 20, 1989 between the Company and ISI.
10.5*               Joint Development and Manufacturing/Supply Agreement dated March 13, 1992 between the Company and HBL, as amended.
10.7*               Japan Animal Health License Agreement dated January 20, 1993 between the
                    Company and HBL.
10.9*               Employment Agreement dated as of March 4, 1994 between the Company and Dr.
                    Joseph M. Cummins, as amended.
10.11*              Manufacturing/Supply Agreement dated June 1, 1994 between the Company and
                    HBL.
10.12*              Settlement Agreement dated April 27, 1995 among the Company, ISI, Pharma
                    Pacific Management Pty. Ltd. ("PPM"), Pharma Pacific Pty. Ltd., Pharma Pacific
                    Ltd., and Fernz Corporation Limited.
10.13*              Amendment of ACC/ISI License Agreement dated April 27, 1995 between the
                    Company and ISI.
10.14*              PPM/ACC Sub-license Agreement dated April 27, 1995 between PPM and the
                    Company.
10.18*              Form of Consulting Agreement between the Company and the Underwriter.
10.20+              1996 Employee Stock Option Plan, Amended and Restated as of May 11, 1999.
10.21+              Outside Director and Advisor Stock Option Plan, Amended and Restated as of May
                    11, 1999.
10.22*              Form of Indemnification Agreement between the Company and officers and directors of the Company.
10.23*              Indemnification Agreement between HBL and the Company.
10.26**             License Agreement dated July 22, 1997, between Hoffmann-La Roche Inc., and the
                    Company.
10.27**             Distribution Agreement dated January 12, 1998, between Global Damon
                    Pharmaceutical and the Company.

     NUMBER         DESCRIPTION
----------------    -----------------------------------------------------------------------------------------------------
10.28**             Distribution Agreement dated September 17, 1997, between HBL and the Company
                    (TNF-A).
10.29**             Distribution Agreement dated September 17, 1997, between HBL and the Company
                    (IFN-G).
10.30***            Amendment No. 1 dated September 28, 1998 to License Agreement of March 22,
                    1988, between The Texas A&M University System and the Company.
10.36               License Agreement dated February 1, 2000 between Molecular
                    Medicine Research Institute, and the Company (IFN-G
                    administered orally).
10.37(a)            License and Supply Agreement dated April 3, 2000 with Key Oncologics (Pty) Ltd., and the Company.
10.38               Amendment No. 1 dated April 4, 2000, to Interferon-G Distribution Agreement dated September 17, 1997 between HBL and the Company (IFN-G).
10.39(a)            License and Supply Agreement dated April 25, 2000 between
                    Biopharm for Scientific Research and Drug Industry
                    Development and the Company.
10.40(a)            Sales Agreement dated May 5, 2000, between Wilke Resources, Inc. and the
                    Company.
10.41               Engagement Agreement dated September 26, 2000, between Hunter Wise Financial
                    Group, LLC, and the Company.
10.42(a)            Supply Agreement (Anhydrous Crystalline Maltose) dated October 13, 2000, between Hayashibara Biochemical Laboratories, Inc., and the Company.
10.43(a)            Supply Agreement dated December 11, 2000, between Natrol, Inc., and the
                    Company.
21.                 Subsidiaries of the Company. The following sets forth the name and jurisdiction of incorporation of each subsidiary of the Company. All of such subsidiaries are wholly-
                    owned by the Company.

                       NAME                                                    JURISDICTION OF INCORPORATION
                       ----------------------------------------------          -----------------------------------------
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

23.1                Consent of Ernst & Young LLP.

*The Exhibit is incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form SB-2 filed with and declared effective by the Commission (File No. 333-4413) on August 8, 1996.
**The Exhibit is incorporated by reference to the Company's 1997 Annual Report on Form 10-KSB filed with the Commission on or before March 31, 1998.
***The Exhibit is incorporated by reference to the Company's 1998 Annual Report on Form 10-KSB filed with the Commission on or before March 31, 1999.
+The Exhibit is incorporated by reference to the Company's Report on Form 10-QSB for the quarterly period ended June 30, 1999, filed with the Commission on August 12, 1999, and subsequently amended on September 13, 1999.
(a)Portions of this exhibit have been omitted and filed separately with the commission.