Form 10QSB
period 2001-03-31
AMARILLO BIOSCIENCES INC
filed 2001-05-15
CIK 1014763

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               MARCH 31, 2001
                               -----------------------------------------------


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
Yes X . No   .
   ---    ---
As of March 31, 2001 there were 7,807,357 shares of the issuer's common stock outstanding.

                           AMARILLO BIOSCIENCES, INC.


                                     INDEX


                                                                                                      PAGE
                                                                                                      ----
PART I:       FINANCIAL INFORMATION

Item 1.       Financial Statements............................................................           3

              Consolidated Balance Sheets - December 31, 2000 and
              March 31, 2001..................................................................           3

              Consolidated Statements of Operations - Three Months
              Ended March 31, 2000 and 2001 and Cumulative from
              June 25, 1984 (Inception) through March 31, 2001................................           4

              Condensed Consolidated Statements of Cash Flows - Three
              Months Ended March 31, 2000 and 2001 and Cumulative
              from June 25, 1984 (Inception) through March 31, 2001...........................           5

              Notes to Consolidated Financial Statements......................................           6

Item 2.       Management's Plan of Operations.................................................           6

PART II:      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K................................................           9

Signatures    ................................................................................          10

                         PART I - FINANCIAL INFORMATION


ITEM 1.                    FINANCIAL STATEMENTS

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEETS


                                                                          DECEMBER 31,      MARCH 31,
                                                                             2000              2001
                                                                         -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $     341,983    $      39,510
     Inventory                                                                  55,839           48,639
     Other current assets                                                       45,500           28,877
                                                                         -------------    -------------
Total current assets                                                           443,322          117,026
Property and equipment, net                                                     93,236           87,766
Patents, net of accumulated amortization of $101,221 and
   $103,033 at December 31, 2000 and March 31, 2001, respectively              107,323          105,510
                                                                         -------------    -------------
Total assets                                                             $     643,881    $     310,302
                                                                         =============    =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                      $     957,489    $     837,278
   Accrued interest expense                                                     86,351          108,542
   Other accrued expenses                                                       14,724               --
                                                                         -------------    -------------
Total current liabilities                                                    1,058,564          945,820
Notes payable to related party                                               2,000,000        2,000,000
                                                                         -------------    -------------
Total liabilities                                                            3,058,564        2,945,820
STOCKHOLDERS' DEFICIT:
   Preferred stock, $.01 par value:
     Authorized shares - 10,000,000
     Issued shares - none                                                           --               --
   Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued shares - 7,807,357                                                  78,074           78,074
   Additional paid-in capital                                               18,399,449       18,399,449
   Deficit accumulated during the development stage                        (20,892,206)     (21,113,041)
                                                                         -------------    -------------
Total stockholders' deficit                                                 (2,414,683)      (2,635,518)
                                                                         -------------    -------------
Total liabilities and stockholders' deficit                              $     643,881    $     310,302
                                                                         =============    =============

                             See accompanying notes.

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        Three months ended             Cumulative from
                                                             March 31,                  June 25, 1984
                                                ----------------------------------   (Inception) through
                                                     2000                2001           March 31, 2001
                                                ---------------    ---------------   -------------------
Revenues:
  Contract revenues                             $            --    $            --     $     9,000,000
  Interferon sales                                           --                 --             420,974
  Dietary supplement sales                                   --             33,600              33,600
  Interest income                                        12,296              1,280           1,574,302
  Sublicense fees                                            --                 --             113,334
  Royalty income                                             --                 --              31,544
  Gain on ISI stock                                       5,209                 --             113,146
  Other                                                     100               (169)            608,492
                                                ---------------    ---------------     ---------------
                                                         17,605             34,711          11,895,392
Expenses:
  Cost of sales                                              --              7,200               7,200
  Research and development expenses                     942,151            114,223          18,475,536
  Selling, general, and
    administrative expenses                             301,638            111,931          13,530,555
  Interest expense                                       15,016             22,192             960,142
                                                ---------------    ---------------     ---------------
                                                      1,258,805            255,546          32,973,433
                                                ---------------    ---------------     ---------------

Loss before income taxes                             (1,241,200)          (220,835)        (21,078,041)
Income tax expense                                           --                 --             (35,000)
                                                ---------------    ---------------     ---------------
Net loss                                        $    (1,241,200)   $      (220,835)    $   (21,113,041)
                                                ===============    ===============     ===============
Basic and diluted loss per share                $         (0.17)   $         (0.03)
                                                ===============    ===============
Weighted average shares outstanding                   7,472,157          7,807,357
                                                ===============    ===============



                             See accompanying notes.

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Three months ended           Cumulative from
                                                                  March 31,                June 25, 1984
                                                     ----------------------------------     (Inception)
                                                                                              through
                                                          2000                2001        March 31, 2001
                                                     ---------------    ---------------   ---------------

Net cash used in operating activities                $    (1,242,369)   $      (302,473)   $   (18,867,793)
                                                     ---------------    ---------------    ---------------
Net cash provided by (used in) investing
  activities                                                   5,209                 --           (619,528)
                                                     ---------------    ---------------    ---------------
Net cash provided by financing activities                  1,000,000                 --         19,526,831
                                                     ---------------    ---------------    ---------------
Net increase (decrease) in cash and cash
 equivalents                                                (237,160)          (302,473)            39,510
                                                     ---------------    ---------------    ---------------
Cash and cash equivalents at beginning
 of period                                                 1,302,343            341,983                 --
                                                     ---------------    ---------------    ---------------
Cash and cash equivalents at end
 of period                                           $     1,065,183    $        39,510    $        39,510
                                                     ===============    ===============    ===============
Supplemental Disclosure of Cash Flow
  Information
Cash paid for income taxes                           $            --    $            --    $        37,084
                                                     ===============    ===============    ===============
Cash paid for interest                               $            --    $            --    $         6,466
                                                     ===============    ===============    ===============



                             See accompanying notes.

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation. The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission, are unaudited (except for the December 31, 2000 consolidated balance sheet which was derived from the Company's audited financial statements), but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

         Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

2. Loss per share. Loss per share is computed based on the weighted average number of common shares outstanding.


ITEM 2.               MANAGEMENT'S PLAN OF OPERATIONS

Amarillo Biosciences, Inc. is a development stage company, which is conducting research and development activities focused on biologics for the treatment of human and animal diseases. The Company has not commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. The Company's accumulated deficit has continued to grow, from $20,892,206 at December 31, 2000 to $21,113,041 at March 31, 2001. Operating
losses are expected to continue for the foreseeable future and until such time as the Company is able to attain sales levels sufficient to support its operations.

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

REVENUES FROM SALES OF DIETARY SUPPLEMENT: The Company has received orders for anhydrous crystalline maltose (ACM) from Natrol as dictated by a supply agreement executed in December

2000. The Company has received copies of the advertising campaign Natrol will be starting in April 2001 and Natrol has identified retailers who will start selling ACM in the second quarter of 2001. The Company expects sales of ACM to generate approximately $211,000 for the Company in the first half of 2001 from the minimum orders. Other supply agreements, currently in negotiation, are expected to provide additional revenue to the Company in 2001.

RESEARCH AND DEVELOPMENT: Until it achieves commercial product sales, the Company's business is research and development, and this is the area where the Company's principal efforts will be expended during 2001. The Company has budgeted approximately $666,783 for expenditure for the balance of the year on research and development, inclusive of amounts to be expended on the Company's Phase III Sjogren's syndrome clinical trials, a pivotal oral warts clinical trial and costs associated with the initiation of a Behcet's disease clinical trial during the first half of 2001. The Company expended $114,223 in the first quarter of 2001 for research and development.

PERSONNEL: In addition to its intellectual property, the Company's principal assets are its personnel. The Company has been successful in controlling its personnel costs, both by maintaining its principal location in Amarillo, Texas, and by ensuring maximum efficiency and utilization of existing personnel. The Company has budgeted approximately $480,000 for personnel expenses during 2001, including salaries, payroll taxes, directors' and officers' general liability insurance, and group life, health, and liability insurance. Also, in lieu of cash compensation, the Company may issue stock options or other equity instruments to selected employees in 2001. The Company expended $124,786 for personnel in the first quarter of 2001.

At the present time, the President and CEO of the Company, Joseph M. Cummins, is also serving as the Company's Chief Financial Officer (CFO).

CONSULTING AND PROFESSIONAL (EXCEPT LEGAL AND ACCOUNTING): The Company has budgeted approximately $24,000 for expenditure on professional consultants in 2001. Consulting fees are expected to be paid to the Company's scientific advisory board; to certain directors who perform specific consulting tasks at the Company's request; and to a number of independent consultants, in connection with the operation of the Company. The Company will continue to use the services of consultants to complement the Company's small full-time staff, where such is a more efficient utilization of the Company's resources. The Company expended $4,718 in the first quarter of 2001 for consulting and professional fees.

LEGAL AND ACCOUNTING: Although the Company is not involved in litigation, it has budgeted legal expenses of approximately $120,000 during 2001. Almost 20% of the Company's legal expenditures will be for preparation and filing of patents and for maintenance of existing patents in a number of countries. Other legal expenses will be related to compliance with laws and regulations affecting public companies, licensing and contracting, and general corporate matters. The Company does not presently have an in-house legal staff, nor does it intend to put such a staff in place during the next 12 months. The Company has budgeted $40,000 for accounting expenses for 2001, and expects to continue with Ernst & Young, LLP as its independent auditors. The Company incurred $49,080 for legal and accounting fees in the first quarter of 2001.

PUBLIC RELATIONS, INVESTOR RELATIONS AND SHAREHOLDER RELATIONS: The Company has budgeted approximately $7,600 for public relations, investor relations and shareholder relations during 2001. The Company has also budgeted sufficient amounts to maintain its comprehensive web site (www.amarbio.com). The Company expended $1,490 in the first quarter of 2001 for public relations, investor relations and shareholder relations.

LIQUIDITY NEEDS: The principal budget items discussed above, along with other miscellaneous costs and expenses, will cause the Company to expend approximately $1.7 million in 2001. At March 31, 2001, the Company had available cash of approximately $40,000. The Company also has a working capital deficit of approximately $830,000. The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the continued non-demand for immediate payment of outstanding indebtedness by the Company's vendors and suppliers, the Company's ability to generate sufficient revenue and cash flows to meet its obligations on a timely basis, obtain additional financing, and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to satisfy its vendors and other creditors and to completely execute its 2001 Plan. The Company is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States, Canada, Europe, and the Middle East. The Company believes that one or more of these agreements will be executed during 2001. These agreements could generally include provisions for the commercial partner to pay the Company a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to the Company upon the accomplishment of certain defined tasks, and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for the Company. Management believes the fact that it has concluded an advanced Phase III clinical trial significantly enhances its ability to successfully raise additional funds from its commercial partnering activities and from private investors. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations. Furthermore, the Company's creditors could demand the Company's obligations to them be satisfied immediately. Should this event occur, the Company could be forced to file for protection under Chapter 11 of the United States Bankruptcy Code if it were not able to obtain alternative sources of financing.

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



                           PART II - OTHER INFORMATION


ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              AMARILLO BIOSCIENCES, INC.


Date:  May 14, 2001                      By:  /s/ JOSEPH M. CUMMINS
                                            -----------------------------------
                                             Joseph M. Cummins
                                             President, Chief Executive Officer
                                             and Chief Financial Officer