Form 10QSB
period 2001-06-30
AMARILLO BIOSCIENCES INC
filed 2001-08-14
CIK 1014763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   JUNE 30, 2001
                               ------------------------------------------------


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

As of June 30, 2001 there were 7,859,757 shares of the issuer's common stock outstanding.

                           AMARILLO BIOSCIENCES, INC.


                                      INDEX


PART I:              FINANCIAL INFORMATION                                                                    PAGE NO.
                                                                                                              --------
ITEM 1.              Financial Statements

                     Consolidated Balance Sheets - December 31, 2000 and June
                     30, 2001....................................................................                3

                     Consolidated Statements of Operations - Three Months and
                     Six Months Ended June 30, 2000 and 2001 and Cumulative
                     from June 25, 1984 (Inception) through June 30, 2001........................                4

                     Condensed Consolidated Statements of Cash Flows - Six
                     Months Ended June 30, 2000 and 2001 and Cumulative from
                     June 25, 1984 (Inception) through June 30, 2001.............................                5

                     Notes to Consolidated Financial Statements..................................                6

ITEM 2.              Management's Plan of Operations.............................................                6

PART II:             OTHER INFORMATION

ITEM 2.              Changes in Securities and Use of Proceeds...................................               10

ITEM 6.              Exhibits and Reports on Form 8-K............................................               10

Signatures           ............................................................................               11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEETS


                                                                       DECEMBER 31,         JUNE 30,
                                                                           2000               2001
                                                                       ------------       ------------
ASSETS                                                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                                            $    341,983       $     28,679
  Accounts receivable                                                            --             43,214
  Inventory                                                                  55,839             48,639
  Other current assets                                                       45,500             18,809
                                                                       ------------       ------------
Total current assets                                                        443,322            139,341
Property and equipment, net                                                  93,236             82,526
Patents, net of accumulated amortization of $101,221 and $104,867
   at December 31, 2000 and June 30, 2001, respectively                     107,323            119,699
                                                                       ------------       ------------
Total assets                                                           $    643,881       $    341,566
                                                                       ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $    957,489       $    884,822
  Accrued interest                                                           86,351            130,980
  Other accrued expenses                                                     14,724                 --
                                                                       ------------       ------------
Total current liabilities                                                 1,058,564          1,015,802
Notes payable to related party                                            2,000,000          2,090,000
                                                                       ------------       ------------
Total liabilities                                                         3,058,564          3,105,802
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value:
     Authorized shares - 10,000,000
     Issued shares - none                                                        --                 --
  Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued shares - 7,807,357 at December 31, 2000 and                      78,074             78,598
       7,859,757 at June 30, 2001
  Additional paid-in capital                                             18,399,449         18,425,125
  Deficit accumulated during the development stage                      (20,892,206)       (21,267,959)
                                                                       ------------       ------------
Total stockholders' equity (deficit)                                     (2,414,683)        (2,764,236)
                                                                       ------------       ------------
Total liabilities and stockholders' equity                             $    643,881       $    341,566
                                                                       ============       ============


                             See accompanying notes.

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                                         Cumulative
                                                                                                            from
                                                                                                           June 25,
                                                                                                            1984
                                     Three months ended                    Six months ended              (Inception)
                                           June 30,                            June 30,                    through
                                ------------------------------      ------------------------------        June 30,
                                   2000              2001              2000              2001               2001
                                ------------      ------------      ------------      ------------      ------------
Revenues:
  Contract revenues             $         --      $         --      $         --      $         --      $  9,000,000
  Dietary supplement sales                --            71,400                --           105,000           105,000
  Interferon sales                        --            60,500                --            60,500           481,474
  Interest income                     17,093               110            29,389             1,390         1,574,412
  Sublicense fees                         --                --                --                --           113,334
  Royalty income                          --                --                --                --            31,544
  Gain on sale of ISI stock               --                --             5,209                --           113,146
  Other                                1,430             4,766             1,530             4,597           613,258
                                ------------      ------------      ------------      ------------      ------------
                                      18,523           136,776            36,128           171,487        12,032,168

Expenses:
  Cost of sales                           --            75,431                --            82,631            82,631
  Research and
   development expenses              931,060           103,318         1,873,211           217,541        18,578,854
  Selling, general, and
   administrative expenses           326,268            90,508           627,906           202,439        13,621,063
  Interest expense                    22,439            22,438            37,455            44,630           982,580
                                ------------      ------------      ------------      ------------      ------------
                                   1,279,767           291,695         2,538,572           547,241        33,265,128
                                ------------      ------------      ------------      ------------      ------------

Loss before income taxes          (1,261,244)         (154,919)       (2,502,444)         (375,754)      (21,232,960)
Income tax expense                        --                --                --                --            35,000
                                ------------      ------------      ------------      ------------      ------------
Net loss                        $ (1,261,244)     $   (154,919)     $ (2,502,444)     $   (375,754)     $(21,267,960)
                                ============      ============      ============      ============      ============
Basic and diluted loss
  per share                     $      (0.16)     $      (0.02)     $      (0.33)     $      (0.05)
                                ============      ============      ============      ============
Weighted average shares
  outstanding                      7,771,445         7,831,225         7,621,801         7,819,357
                                ============      ============      ============      ============

                             See accompanying notes.

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                        Six months ended             Cumulative from
                                                          June 30,                    June 25, 1984
                                              ----------------------------------   (Inception) through
                                                  2000              2001              June 30, 2001
                                              -------------      -------------      ------------------
Net cash used in operating activities         $  (1,737,172)     $    (429,304)     $   (18,994,624)

Net cash provided by (used in) investing
 activities                                           5,209                 --             (619,528)

  Proceeds from sublicense fees                          --                 --               32,844
  Proceeds from stock sales                         806,800             26,000           17,519,987
  Proceeds from financing                         1,000,000             90,000            2,090,000
                                              -------------      -------------      ---------------
Net cash provided by financing activities         1,806,800            116,000           19,642,831
Net increase (decrease) in cash and cash
 equivalents                                         74,837           (313,304)              28,679
Cash and cash equivalents at beginning
 of period                                        1,302,343            341,983                   --
Cash and cash equivalents at end of
 period                                       $   1,377,180      $      28,679      $        28,679
                                              =============      =============      ===============
Supplemental Disclosure of Cash Flow
  Information
Cash paid for income taxes                    $          --      $          --      $        37,084
                                              =============      =============      ===============

Cash paid for interest                        $          --      $          --      $         6,466
                                              =============      =============      ===============


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

         Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

2. Loss per share. Loss per share is computed based on the weighted average number of common shares outstanding.

         On April 18, 2001, the Company commenced a private placement which is still ongoing. As of June 30, 2001, the Company had sold 52,400 unregistered shares of its voting common stock at a price of $.50 per share, generating $26,200 in cash.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

Amarillo Biosciences, Inc. is a development stage company which is conducting research and development activities focused on biologics for the treatment of human and animal diseases. The Company has not commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. The Company's accumulated deficit has continued to grow, from $20,892,206 at December 31, 2000 to $21,267,959 at June 30, 2001. Operating
losses are expected to continue for the foreseeable future and until such time as the Company is able to attain sales levels sufficient to support its operations.

REVENUES FROM SALES OF DIETARY SUPPLEMENT: The Company has received orders for anhydrous crystalline maltose (ACM) from Natrol as dictated by a supply agreement executed in December 2000. The Company has received copies of the advertising campaign Natrol will be starting in the second half of 2001 and Natrol has identified retailers who will start selling ACM in the second half of 2001. The Company had sales of ACM generating $105,000 for the Company in the first half of 2001. In addition to the ACM sales there were sales of interferon to a company for research purposes.

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

REVENUES FROM INTERFERON SALES: There was a sale of interferon gamma in the amount of $60,500 to a company for research purposes.

RESEARCH AND DEVELOPMENT: Until it achieves commercial product sales, the Company's business is research and development, and this is the area where the Company's principal efforts will be expended during 2001. The Company has budgeted approximately $563,000 for expenditure for the balance of the year on research and development, inclusive of amounts to be expended on the Company's Phase III Sjogren's syndrome clinical trials, a pivotal oral warts clinical trial and costs associated with the initiation of a Behcet's disease clinical trial, the expenditure of this amount will be subject to raising additional funds. The Company expended $217,541 in the first six months of 2001 for research and development.

PERSONNEL: In addition to its intellectual property, the Company's principal assets are its personnel. The Company has been successful in controlling its personnel costs, both by maintaining its principal location in Amarillo, Texas, and by ensuring maximum efficiency and utilization of existing personnel. The Company has budgeted approximately $480,000 for personnel expenses during 2001, including salaries, payroll taxes, directors' and officers' general liability insurance, and group life, health, and liability insurance. Also, in lieu of cash compensation, the Company may issue stock options or other equity instruments to selected employees in 2001. The Company expended $260,254 for personnel in the first six months of 2001.

At the present time, the President and CEO of the Company, Joseph M. Cummins, is also serving as the Company's Chief Financial Officer (CFO).

CONSULTING AND PROFESSIONAL (EXCEPT LEGAL AND ACCOUNTING): The Company has budgeted approximately $24,000 for expenditure on professional consultants in 2001. Consulting fees are expected to be paid to the Company's scientific advisory board; to certain directors who perform specific consulting tasks at the Company's request; and to a number of independent consultants, in connection with the operation of the Company. The Company will continue to use the services of consultants to complement the Company's small full-time staff, where such is a more efficient utilization of the Company's resources. The Company expended $18,608 in the first six months of 2001 for consulting and professional fees.

LEGAL AND ACCOUNTING: Although the Company is not involved in litigation, it has budgeted legal expenses of approximately $80,000 during 2001. A portion of the Company's legal expenditures will be for preparation and filing of patents and for maintenance of existing patents in a number of countries. Other legal expenses will be related to compliance with laws and regulations affecting public companies, licensing and contracting, and general corporate matters. The Company does not presently have an in-house legal staff, nor does it intend to put such a staff in place during the next 12 months. The Company has budgeted $40,000 for accounting expenses for 2001, and expects to continue with Ernst & Young, LLP as its independent auditors. The Company incurred $37,200 for legal and $31,935 for accounting fees in the first six months of 2001.

PUBLIC RELATIONS, INVESTOR RELATIONS AND SHAREHOLDER RELATIONS: The Company has budgeted approximately $7,600 for public relations, investor relations and shareholder relations during 2001. The Company has also budgeted sufficient amounts to maintain its comprehensive web site (www.amarbio.com). The Company expended $4,890 in the first six months of 2001 for public relations, investor relations and shareholder relations.

LIQUIDITY NEEDS: The principal budget items discussed above, along with other miscellaneous costs and expenses, will cause the Company to expend approximately $1.7 million in 2001. At June 30, 2001, the Company had available cash of approximately $29,000. The Company also has a working capital deficit of approximately $876,000. The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the continued non-demand for immediate payment of outstanding indebtedness by the Company's vendors and suppliers, the Company's ability to generate sufficient revenue and cash flows to meet its obligations on a timely basis, obtain additional financing, and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to satisfy its vendors and other creditors and to completely execute its 2001 Plan. The Company is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States, Canada, Europe, and the Middle East. The Company believes that one or more of these agreements will be executed during 2001. These agreements could generally include provisions for the commercial partner to pay the Company a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to the Company upon the accomplishment of certain defined tasks, and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for the Company. Management believes the fact that it has concluded an advanced Phase III clinical trial significantly enhances its ability to successfully raise additional funds from its commercial partnering activities and from private investors. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations. Furthermore, the Company's creditors could demand the Company's obligations to them be satisfied immediately. Should this event occur, the Company could be forced to file for protection under Chapter 11 of the United States Bankruptcy Code if it were not able to obtain alternative sources of financing.

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

The Company sold 52,400 shares of its voting common stock in April, May and June, 2001, raising an aggregate of $26,200, as follows:



                                NUMBER OF                 PROCEEDS TO
   DATE                        SHARES SOLD                 COMPANY
April 25, 2001                   10,000                   $ 5,000
May 15, 2001                     20,000                   $10,000
June 1, 2001                     12,400                   $ 6,200
June 9, 2001                     10,000                   $ 5,000
                                 ------                   -------
Total                            54,400                   $26,200


There was no principal underwriter for the offering. The offering was limited to accredited investors within the meaning of Section 4(6) of the Securities Act of 1933 (the "Act"), and within the meaning of Regulation D, promulgated under the Act and to no more than thirty-five (35) non-accredited investors. The offering was not registered, in reliance upon the exemption afforded by Rule 506 of Regulation D, promulgated under the Act, and a notice on Form D was timely filed with the Securities and Exchange Commission. The total offering price of the securities sold was $26,200, there were no underwriting discounts, and no commissions were paid.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES





         Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AMARILLO BIOSCIENCES, INC.


Date: August 13, 2001                   By: /s/ JOSEPH M. CUMMINS
                                           --------------------------------
                                           Joseph M. Cummins
                                           President, Chief Executive Officer
                                           and Chief Financial Officer