Form 10QSB
period 2001-09-30
AMARILLO BIOSCIENCES INC
filed 2001-11-14
CIK 1014763

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              SEPTEMBER 30, 2001
                               ------------------------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20791


                           AMARILLO BIOSCIENCES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            TEXAS                                       75-1974352
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

800 West Ninth, Amarillo, Texas                            79101
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

               806-376-1741                          FAX 806-376-9301
------------------------------------------------     ----------------
(Issuer's telephone number, including area code)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X. No   .
    ---     ---

As of September 30, 2001 there were 7,882,405 shares of the issuer's common stock outstanding.

                           AMARILLO BIOSCIENCES, INC.


                                      INDEX


                                                                        PAGE NO.
                                                                        --------
PART I:       FINANCIAL INFORMATION

ITEM 1.       Financial Statements
              Consolidated Balance Sheets - December 31, 2000 and
              September 30, 2001...........................................   3

              Consolidated Statements of Operations - Three Months
              and Nine Months Ended September 30, 2000 and 2001 and
              Cumulative from June 25, 1984 (Inception) through
              September 30, 2001...........................................   4

              Condensed Consolidated Statements of Cash Flows - Nine
              Months Ended September 30, 2000 and 2001 and Cumulative
              from June 25, 1984 (Inception) through September 30, 2001....   5
              Notes to Consolidated Financial Statements...................   6

ITEM 2.       Management's Plan of Operations..............................   7

PART II:      OTHER INFORMATION

ITEM 2.       Changes in Securities and Use of Proceeds....................  10

ITEM 5.       Other Information............................................  10

ITEM 6.       Exhibits and Reports on Form 8-K.............................  10

Signatures    .............................................................  11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEETS


                                                                               DECEMBER 31,    SEPTEMBER 30,
                                                                                  2000            2001
                                                                              ------------    ------------
ASSETS                                                                                        (Unaudited)
Current assets:
  Cash and cash equivalents                                                   $    341,983    $    193,244
  Accounts receivable                                                                   --          14,365
  Inventory                                                                         55,839          48,639
  Other current assets                                                              45,500          55,899
                                                                              ------------    ------------
Total current assets                                                               443,322         312,147
Property and equipment, net                                                         93,236          80,698
Patents, net of accumulated amortization of $101,221 and $126,152
   at December 31, 2000 and September 30, 2001, respectively                       107,323         126,152
                                                                              ------------    ------------
Total assets                                                                  $    643,881    $    518,997
                                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                            $    957,489    $    822,237
  Accrued interest                                                                  86,351         153,666
  Other accrued expenses                                                            14,724          33,628
                                                                              ------------    ------------
Total current liabilities                                                        1,058,564       1,009,531
Mortgage payable                                                                        --          88,671
Notes payable to related party                                                   2,000,000       2,000,000
                                                                              ------------    ------------
Total liabilities                                                                3,058,564       3,098,202
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value:
     Authorized shares - 10,000,000                                                     --              --
     Issued shares - none - - Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued shares - 7,807,357 at December 31, 2000 and                             78,074          78,824
       7,882,405 at September 30, 2001
  Additional paid-in capital                                                    18,399,449      18,439,899
  Deficit accumulated during the development stage                             (20,892,206)    (21,097,928)
                                                                              ------------    ------------
Total stockholders' equity (deficit)                                            (2,414,683)     (2,579,205)
                                                                              ------------    ------------
Total liabilities and stockholders' equity (deficit)                          $    643,881    $    518,997
                                                                              ============    ============


                             See accompanying notes.

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                 Cumulative
                                                                                                    from
                                                                                                  June 25,
                                                                                                    1984
                                      Three months ended             Nine months ended           (Inception)
                                         September 30,                  September 30,              through
                                 ----------------------------   ----------------------------     September 30,
                                      2000           2001            2000            2001           2001
                                 ------------    ------------   ------------    ------------   ---------------
Revenues:
  Contract revenues              $         --    $         --   $         --    $         --    $  9,000,000
  Dietary supplement sales                 --              --             --         105,000         105,000
  Interferon sales                         --          50,400             --         110,900         531,874
  Interest income                      12,123             437         41,512           1,827       1,574,849
  Sublicense fees                          --          70,000             --          70,000         183,334
  Reimbursement of research                --          99,600             --          99,600          99,600
   and development expenses
  Assignment of orphan drug
   designation                             --         265,000             --         265,000         265,000
  Royalty income                           --              --             --              --          31,544
  Gain on sale of ISI stock                --              --          5,209              --         113,146
  Other                                   125              29          1,655           4,626         613,287
                                 ------------    ------------   ------------    ------------    ------------
                                       12,248         485,466         48,376         656,953      12,517,634

Expenses:
  Cost of sales                            --              --             --          82,631          82,631
  Research and
   development expenses               142,684         118,096      2,015,895         335,637      18,696,950
  Selling, general, and
   administrative expenses            216,497         172,414        844,403         374,853      13,793,477
  Interest expense                     22,685          24,924         60,140          69,554       1,007,504
                                 ------------    ------------   ------------    ------------    ------------
                                      381,866         315,434      2,920,438         862,675      33,580,562
                                 ------------    ------------   ------------    ------------    ------------

Loss before income taxes             (369,618)        170,032     (2,872,062)       (205,722)    (21,062,928)
Income tax expense                         --              --             --              --          35,000
                                 ------------    ------------   ------------    ------------    ------------
Net loss                         $   (369,618)   $    170,032   $ (2,872,062)   $   (205,722)   $(21,097,928)
                                 ============    ============   ============    ============    ============
Basic and diluted loss
  per share                      $      (0.05)   $       0.02   $      (0.37)   $      (0.03)
                                 ============    ============   ============    ============

Weighted average shares
  outstanding                       7,807,357       7,863,924      7,684,104       7,828,454
                                 ============    ============   ============    ============


                             See accompanying notes.

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                 Nine months ended          Cumulative from
                                                    September 30,             June 25,1984
                                            ----------------------------  (Inception) through
                                                2000            2001      September 30, 2001
                                            ------------    ------------  ------------------
Net cash used in operating activities       $ (2,456,824)   $   (334,939)   $(18,900,259)

Net cash provided by (used in) investing
 activities                                        3,126              --        (619,528)

  Proceeds from sublicense fees                       --          70,000         102,844
  Proceeds from stock sales                      806,800          26,200      17,520,187
  Proceeds from financing                      1,000,000          90,000       2,090,000
                                            ------------    ------------    ------------
Net cash provided by financing activities      1,806,800         186,200      19,713,031
Net increase (decrease) in cash and cash
 equivalents                                    (646,898)       (148,739)        193,244
Cash and cash equivalents at beginning
 of period                                     1,302,343         341,983              --
Cash and cash equivalents at end of
 period                                     $    655,445    $    193,244    $    193,244
                                            ============    ============    ============
Supplemental Disclosure of Cash Flow
  Information

Cash paid for income taxes                  $         --    $         --    $     35,000
                                            ============    ============    ============

Cash paid for interest                      $         --    $         --    $      8,705
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

         Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

2. Loss per share. Loss per share is computed based on the weighted average number of common shares outstanding.

3. Private placement. On April 18, 2001, the Company commenced a private placement which is still ongoing. By the end of its second quarter, the Company had sold 52,400 unregistered shares of its voting common stock at a price of $.50 per share, generating $26,200 in cash, and an additional 30,000 shares were sold in October, generating $15,000, for a total of $41,200 to date.

4. License agreement. On September 7, 2001, the Company executed a License Agreement with Atrix Laboratories, Inc. of Fort Collins, Colorado, providing the rights to oral low-dose interferon-alpha for the treatment of Behcet's disease and oral papillomavirus warts in HIV-positive patients. The U.S. Food and Drug Administration (FDA) has granted this product orphan drug status for both indications. Under the terms of the agreement, Atrix paid $485,000 for licensing, orphan drug designations, and clinical supplies. Atrix will fund the research and development of the product and will perform the work at their facilities in Fort Collins, Colorado. As part of the agreement, the Company receives payments for specific clinical and regulatory milestones and will receive a royalty based on sale of any product developed.

5. Accounting developments. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142-Goodwill and Other Intangible Assets ("FASB 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have an indefinite life will no longer be amortized but will be subject to annual impairment tests in accordance with FASB 142. Other intangible assets will continue to be amortized over their useful life. The Company has not yet determined what the effect of FASB 142 will be on its operations and financial position.

         In August 2001, the Financial Accounting Standards Board issued Standard No. 144--Accounting for the Impairment or Disposal of Long-Lived Assets ("FASB 144") effective for fiscal years beginning after December 15, 2001. FASB 144 addresses financial accounting and reporting for the impairment of long- lived assets and for long-lived assets to be disposed of. This statement supersedes FASB 121-- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. FASB 144 retains the fundamental provisions of FASB 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company has not yet determined what the effect of FASB 144 will be on its operations and financial position.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

Amarillo Biosciences, Inc. is a development stage company which is conducting research and development activities focused on biologics for the treatment of human and animal diseases. The Company has not commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. The Company's accumulated deficit has continued to grow, from $20,892,206 at December 31, 2000 to $21,097,928 at September 30, 2001. Operating
losses are expected to continue for the foreseeable future and until such time as the Company is able to attain sales levels sufficient to support its operations.

As of September 30, 2001, the Company had current assets of $312,147, including cash in the amount of $193,244, which management believes will permit the Company to continue operations through the end of year 2001. The Company will need to raise additional capital in order to implement its plan of operations.

During the next 12 months the Company will continue its research and development activities, as well as the activities necessary to develop commercial partnerships and licenses and to continue nutraceutical sales. The Company's expenditure of financial resources during this period will fall principally into five broad categories, as follows: Research and Development; Personnel; Consulting and Professional (other than legal and accounting); Legal and Accounting; and Public Relations, Investor Relations and Shareholder Relations. The Company's expectations and goals with respect to these categories are addressed separately below, by category.

REVENUES FROM SALES OF DIETARY SUPPLEMENT: The Company has received orders for anhydrous crystalline maltose (ACM) from Natrol pursuant to a supply agreement executed in December 2000. The Company has received copies of the advertising campaign Natrol started in the second half of 2001 and Natrol has identified retailers who have started selling ACM in the second half of 2001. The Company had sales of ACM generating $105,000 for the Company in the first half of 2001.

REVENUES FROM INTERFERON SALES: There was a sale of interferon-alpha lozenges generating $50,400 in connection with the License Agreement executed with Atrix Laboratories, Inc. on September 7, 2001. The Company's total interferon-alpha and interferon-gamma sales were $110,900 for the first nine months of 2001.

RESEARCH AND DEVELOPMENT: Until it achieves commercial product sales, the Company's business is research and development, and this is the area in which the Company's principal efforts will be expended during 2001. The Company has budgeted approximately $100,000 for expenditure for the balance of the year on research and development, the expenditure of this amount will be subject to raising additional funds. The Company expended $335,637 in the first nine months of 2001 for research and development.

PERSONNEL: In addition to its intellectual property, the Company's principal assets are its personnel. The Company has been successful in controlling its personnel costs, both by maintaining its principal location in Amarillo, Texas, and by ensuring maximum efficiency and utilization of existing personnel. The Company has budgeted approximately $480,000 for personnel expenses during 2001, including salaries, payroll taxes, directors' and officers' general liability insurance, and group life, health, and liability insurance. Also, in lieu of cash compensation, the Company may issue stock options or other equity instruments to selected employees in 2001. The Company expended $377,303 for personnel in the first nine months of 2001. Included in this amount are 22,648 shares of restricted stock, valued at $15,000, issued to Martin J. Cummins.

On August 29, 2001, a Resolution was approved by the Company's Board of Directors authorizing issuance of restricted stock within the meaning of Rule 144 promulgated under the Securities Act of 1933, to Martin J. Cummins, in lieu of salary. Under this Resolution 22,648 shares were earned in August and September, 2001.

At the present time, the President and CEO of the Company, Joseph M. Cummins, is also serving as the Company's Chief Financial Officer (CFO).

CONSULTING AND PROFESSIONAL (EXCEPT LEGAL AND ACCOUNTING): The Company has budgeted approximately $24,000 for expenditure on professional consultants in 2001. Consulting fees are expected to be paid to the Company's scientific advisory board; to certain directors who perform specific consulting tasks at the Company's request; and to a number of independent consultants, in connection with the operation of the Company. The Company will continue to use the services of consultants to complement the Company's small full-time staff, where such is a more efficient utilization of the Company's resources. The Company expended $72,472 in the first nine months of 2001 for consulting and professional fees, including $48,500 in connection with the Atrix License Agreement.

LEGAL AND ACCOUNTING: Although the Company is not involved in litigation, it has budgeted legal expenses of approximately $80,000 during 2001. A portion of the Company's legal expenditures will be for preparation and filing of patents and for maintenance of existing patents in a number of countries. Other legal expenses will be related to compliance with laws and regulations affecting public companies, licensing and contracting, and general corporate matters. The Company does not presently have an in-house legal staff, nor does it intend to put such a staff in place during the next 12 months. The Company has budgeted $40,000 for accounting expenses for 2001, and expects to continue with Ernst & Young LLP as its independent auditors. The Company incurred $61,537 for legal and $35,785 for accounting fees in the first nine months of 2001.

PUBLIC RELATIONS, INVESTOR RELATIONS AND SHAREHOLDER RELATIONS: The Company has budgeted approximately $15,000 for public relations, investor relations and shareholder relations during 2001. The Company has also budgeted sufficient amounts to maintain its comprehensive web site (www.amarbio.com). The Company expended $10,224 in the first nine months of 2001 for public relations, investor relations and shareholder relations.

LIQUIDITY NEEDS: The principal budget items discussed above, along with other miscellaneous costs and expenses, will cause the Company to expend approximately $1.1 million in 2001. At September 30, 2001, the Company had available cash of approximately $193,244. The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient revenue and cash flows to meet its obligations on a timely basis, obtain additional financing, and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to completely execute its 2001 Plan. The Company is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States, Canada, Europe, and the Middle East. The Company believes that one or more of these agreements will be executed during 2001. These agreements could generally include provisions for the commercial partner to pay the Company a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to the Company upon the accomplishment of certain defined tasks, and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for the Company. Management believes the fact that it has concluded an advanced Phase III clinical trial significantly enhances its ability to successfully raise additional funds from its commercial partnering activities and from private investors. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

The Company will receive benefit from two approved grants: 1) Small Business Innovative Research (SBIR) Grant in the amount of $96,284, the majority of these funds from the SBIR grant will be used to support research and development at Ohio State University, and 2) Advanced Technology Grant (ATP-Texas) in the amount of $100,000 to fund a human clinical trial at Texas Tech University School of Medicine (ATP). All the funds for the ATP grant will go to the Texas Tech University School of Medicine to test ABI's oral interferon- alpha in a deadly disease.

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

Pursuant to a Resolution approved by the Company's Board of Directors on August 29, 2001, the Company issued 22,648 shares of its restricted stock within the meaning of Rule 144 promulgated under the Securities Act of 1933, to Martin J. Cummins, in lieu of salary, as follows:

                                      NUMBER OF                VALUE TO THE
            DATE                    SHARES ISSUED                COMPANY
August 31, 2001                         7,692                    $ 5,000
September 14, 2001                      7,143                    $ 5,000
September 28, 2001                      7,813                    $ 5,000
                                       ------                    -------
Total                                  22,648                    $15,000

ITEM 5. OTHER INFORMATION.

         On September 7, 2001 a License Agreement was executed between Amarillo Biosciences, Inc. and Atrix Laboratories, Inc., providing the rights to oral low-dose interferon-alpha for the treatment of Behcet's disease and oral papillomavirus warts in HIV-positive patients. The U.S. Food and Drug Administration (FDA) has granted this product orphan drug status for both indications.

         Under the terms of the agreement, Atrix paid $485,000 to the Company for licensing, orphan drug designations, and clinical supplies. Atrix will fund the research and development of the product and will perform the work at their facilities in Fort Collins, Colorado. As part of the agreement, the Company will receive payments for specific clinical and regulatory milestones and will receive a royalty based on sale of any product developed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

A Form 8-K was filed September 24, 2001 relating to the executed License Agreement between Amarillo Biosciences, Inc. and Atrix Laboratories, Inc.

                                   SIGNATURES




         Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             AMARILLO BIOSCIENCES, INC.



Date: November 14, 2001                 By:  /s/ JOSEPH M. CUMMINS
                                             ----------------------------------
                                             Joseph M. Cummins
                                             President, Chief Executive Officer
                                             and Chief Financial Officer