Form 10KSB
period 2001-12-31
AMARILLO BIOSCIENCES INC
filed 2002-03-29
CIK 1014763

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)

  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 2001

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Revenues for its most recent fiscal year were $706,234.

         As of December 31, 2001, there were outstanding 7,912,405 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the OTC BB) was approximately $2,931,716.

                                     PART I

         The following contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in "Management's 2002 Plan of Operations" as well as those discussed elsewhere in this Form 10-KSB. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         Amarillo Biosciences, Inc. (the "Company" or "ABI"), a Texas corporation formed in 1984, is engaged in developing biologics for the treatment of human and animal diseases. The Company is currently focusing its research on human health indications for the use of low-dose orally-administered natural human interferon alpha, particularly for the treatment of Sjogren's syndrome, fibromyalgia, idiopathic pulmonary fibrosis and asthma. The Company believes that significant worldwide opportunities exist for the development of low-dose orally-administered natural interferon alpha as a cost effective, non-toxic, efficacious alternative to the treatment of disease by injection of high doses of interferon alpha. In addition, the Company believes that low-dose oral natural human interferon alpha will be an effective treatment for diseases or conditions for which current therapies are inadequate.

         The Company owns or licenses 20 United States patents relating to low-dose oral natural interferon alpha. Since 1992, the Company has filed with the U.S. Food and Drug Administration ("FDA"), and there now are in effect, 6 Investigational New Drug ("IND") Applications covering indicated uses for low-dose oral interferon alpha, including treatment of Sjogren's syndrome and fibromyalgia.

         The Company's objective is to exploit its proprietary technology to become a leader in the field of low-dose oral interferon alpha applications. The Company's business strategy is to pursue those indications for low-dose oral interferon alpha treatment for which initial clinical research has indicated the treatment is efficacious and which, in the opinion of the Company, have the greatest commercial potential and are most likely to be approved by the FDA. To the extent possible, the Company will attempt to minimize the cost to the Company of obtaining FDA approval by utilizing forms of interferon alpha already approved (in other dosage forms and for different indications) by the Japanese Ministry of Health and Welfare for human use. The Company believes that cost savings will result. The Company will attempt to gain market share for approved products by forming alliances with strong marketing partners.

         The Company has 4 full-time employees. The Company makes extensive use of consultants in business and research and development.

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

The Company believes that oral interferon alpha therapy helps to relieve the dryness associated with Sjogren's syndrome, improves secretory function, and may effectively supplement, or be used in lieu of, existing treatments.

The Company has completed two 24-week Phase III clinical trials of the use of interferon alpha lozenges in the treatment of primary Sjogren's syndrome. Results of both Phase III clinical trials demonstrate an improvement in saliva production in treated patients. The studies were double-blinded, placebo-controlled tests in which a total of 497 patients were treated three times daily for 24 weeks with a lozenge containing either 150 international units (IU) of interferon alpha or a placebo. Analysis of participants who completed the trials, designated as evaluable patients, found a significant (p=0.01) increase in unstimulated whole saliva (UWS) production among the interferon alpha treated patients, as compared to those who received placebo. Increases in UWS are important to the Sjogren's patient since UWS represents the basal salivary flow that is present over 90% of the day.

Importantly, in interferon alpha treated subjects a significant (p < or equal to 0.05) correlation was seen between increases in UWS and improvement in a number of the symptoms of Sjogren's syndrome that were assessed in the study, including oral dryness, throat dryness, nasal dryness and the ability to swallow foods. This finding suggests that patients were able to perceive a benefit of having increased salivary flow.

Measurements of stimulated whole saliva and subjective oral dryness were the designated primary endpoints of these studies. Neither the evaluable analysis nor the intent-to-treat analysis of these data resulted in significant findings. The FDA typically requires that statistical significance be achieved using an intent-to-treat analysis of primary endpoints in order to achieve regulatory approval.

The Company discussed the results of these studies with the FDA in February 2001. The FDA felt the demonstrated improvement in UWS flow was encouraging, but not sufficient for marketing approval as UWS was a secondary, rather than a primary study endpoint. The FDA suggested that the Company sponsor an additional, large-scale Phase III study that would include UWS flow as the primary endpoint. Instead, the Company proposed a study designed to demonstrate, by biopsy, improvement at the site of disease activity, the salivary glands. The Company believes that if successful, the salivary gland study results, along with the beneficial UWS results generated in the twin Phase III studies would form a reasonable basis for the approval of oral interferon alpha in the treatment of Sjogren's syndrome. Even though the FDA stated their belief that the data package would still be insufficient, the Company plans to conduct a biopsy study, and if successful, to file for marketing approval.

Fibromyalgia Syndrome. The Company completed a second Phase II clinical trial in fibromyalgia in March 2000. Fibromyalgia syndrome has only recently been recognized as a separate clinical entity, much to the relief of patients suffering from chronic pain and stiffness. The market in the U.S. has been estimated at 5-10 million patients, which may well be underestimated.

Current treatment is usually antidepressants and painkillers. There is an immense loss of working hours in the U.S. due to fibromyalgia, and a subsequently heavy financial burden to patients, employers and the government (estimated at $15 billion annually).

In ABI's initial Phase II fibromyalgia study, 6 weeks of low-dose oral interferon alpha treatment resulted in a significant (p<0.05) reduction in stiffness upon waking ("morning stiffness") compared to placebo. Patients reported feeling better than they had in years. Based on these results, a second, longer study was conducted.

The most recently completed Phase II clinical study showed promising results. Patients participating in the study were divided into three groups, and each individual was given three lozenges per day for three months. The three lozenges given to members of the first group contained 50 IU of interferon alpha each, the second group was given one 50 IU interferon alpha lozenge and two placebos, while members of the final group received three placebos. All three groups reported a reduction in morning stiffness, but across the entire study the improvement was most pronounced in those taking one 50 IU lozenge of interferon alpha per day. However, the results did not reach statistical significance relative to the controls, nor did increasing the dose to three interferon alpha lozenges per day improve the results.

Participants were also given a low-dose of the anti-depressant drug amitriptyline, which they began taking one month prior to the start of the interferon alpha trial and continued throughout the three-month study. The addition of the amitriptyline was deemed necessary so the placebo patients would not have to tolerate a three-month study without any beneficial therapy. However, use of amitriptyline complicated the analysis and interpretation of the study results.

Patients who did not worsen during the lead-in month of treatment with amitriptyline went on to demonstrate a significant reduction in morning stiffness (p<0.005) when they took the 50 IU interferon alpha lozenges once a day for three months, as compared with placebo. However, those patients who reported worsening of their morning stiffness during the lead-in month of amitriptyline showed no benefit during the subsequent three months of interferon alpha treatment.

The Company believes that a modified Phase II study design would confirm the therapeutic benefit of low-dose oral interferon alpha in the treatment of morning stiffness in patients suffering from fibromyalgia. Upon successful completion of an additional Phase II study, ABI would then plan on working with a corporate partner to conduct the Phase III clinical trials necessary to secure marketing approval.

Idiopathic Pulmonary Fibrosis. Idiopathic Pulmonary Fibrosis (IPF) is a chronic inflammatory fibrotic disorder localized to the lower respiratory tract and characterized by an alveolitis dominated by alveolar macrophages and polymorphonuclear leukocytes (PMNs) and, to a lesser extent, lymphocytes and eosinophils. The disease usually presents as dyspnea on exertion, the chest x-ray shows diffuse reticulonodular infiltrates, and analysis of lung function reveals restrictive abnormalities. The disease process does not affect the upper or conducting airways, but bronchiolitis of respiratory bronchioles may be present and alveolar units are always involved.

Normally, overlying or interspersed in the alveoli are a variety of immune cells, including alveolar macrophages, dendritic macrophages, interstitial monocytes, lymphocytes, and inflammatory cells, such as PMNs and eosinophils. The cellular content of normal bronchial-alveolar lavage (BAL) fluid consists of approximately 80 percent alveolar macrophages, 10 percent lymphocytes (of which 70 percent are T lymphocytes), 1 to 5 percent B lymphocytes or plasma cells, 1 to 3 percent PMNs, and 1 percent eosinophils. In the lymphocyte population, the ratio of CD4 T helper and CD8 T suppressor/cytotoxic cells is about 1.5.

In the earliest, reversible forms of alveolar injury, "leakiness" of the alveolar type I cells and the adjacent capillary endothelial cells occurs, causing alveolar and interstitial edema and the formation of intra alveolar hyaline membranes. With persistence of the disease, increased alveolar-capillary permeability and desquamation of intra-alveolar cells (alveolitis), mural inflammation, and interstitial fibrosis are present on biopsy. This process is also reflected in the composition of cells and enzymes recovered in BAL fluid and in cellular components present in lung biopsy tissue. The presence and severity of the disease process are spotty in distribution; a continuum of inflammatory and fibrotic changes can be found throughout the affected lung. Fibrosis follows from an organization of inflammatory exudate within the airspaces in which fibroblasts beneath the type I epithelium proliferate and increase their production of fibronectin and collagen. Death of the patient usually occurs within 4-5 years of diagnosis.

ABI's oromucosal interferon alpha is being tested as a treatment for IPF under an Advanced Technology Program Grant awarded by the State of Texas to the Texas Tech University Health Sciences Center in Lubbock. The $100,000 grant is being used by the Health Science Center to support a pilot study of 20 patients with IPF. ABI is collaborating on this research with Lorenz O. Lutherer, MD, PhD, professor, physiology, and Cynthia A. Jumper, MD, associate professor patient care, internal medicine, and is providing support in the form of study drug, data management and biostatistical analysis.

Asthma. There are 14-17 million asthma patients in the U.S. alone. ABI's mechanism of action data predict that natural human interferon alpha will benefit many patients with asthma. Low-dose oral interferon beta has been shown to inhibit the late, but not the early asthmatic response in ovalbumin-sensitized guinea pigs. Oral mucosal administration of interferon alpha to mice reduced allergen-specific IgE production and allergen-induced eosinophil recruitment. Anecdotal human data suggest that low-doses of interferon alpha given orally 3 times per day will significantly relieve some asthmatic symptoms. A pilot study to test oral interferon alpha in asthma patients at the Cleveland Clinic is planned for 2002.

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

         In 1981, HBL established the Fujisaki Institute to accelerate development of industrial methods for the production of biologics and to sponsor clinical trials for such products. In 1985, HBL built the Fujisaki Cell Center to support basic research. In 1987, HBL successfully accomplished the mass production of human cells in an animal host by producing human cells in hamsters. This made it possible to economically produce a natural form of human interferon alpha and other biologics. HBL also has developed and obtained patents for technology relating to the production of interferon alpha-containing lozenges by which the stability of the interferon alpha activity can be maintained for up to 18 months at room temperature and up to three years if the product is refrigerated. The Company believes that the use of such lozenges gives it advantages over competitive technologies in terms of cost, taste and ease of handling. On March 13, 1992, the Company entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the "Development Agreement"). Such Development Agreement was subsequently amended on January 17, 1996 and May 10, 1996. Among other things, the Development Agreement provides the Company with a source of natural human interferon alpha for use in the Company's interferon alpha-containing products. Additional information on the Development Agreement is set forth in footnote 4 to the Consolidated Financial Statements attached to this 10-KSB.

         In September 1997, HBL and ABI entered license agreements granting exclusive rights to ABI to develop interferon gamma for oral use in humans and for all routes of administration in animals and tumor necrosis factor alpha for oral and topical uses in humans and for all routes of administration in animals; the rights were granted worldwide, except Japan. In June 2000, HBL and ABI amended their license agreement on interferon gamma to include the inhalation route of administration.

OTHER AGREEMENTS

         On September 7, 2001, the Company executed a License Agreement with Atrix Laboratories, Inc. of Fort Collins, Colorado, providing the rights to oral low-dose interferon alpha for the treatment of Behcet's disease and oral papillomavirus warts in HIV-positive patients. The U.S. Food and Drug Administration (FDA) has granted this product orphan drug status for both indications. Under the terms of the agreement, Atrix paid $485,000 for licensing, orphan drug designations, and clinical supplies. Atrix will fund the research and development of the product and will perform the work at their facilities in Fort Collins, Colorado. As part of the agreement, the Company receives payments for specific clinical and regulatory milestones and will receive a royalty based on sale of any product developed.

PATENTS AND PROPRIETARY RIGHTS

         One patent was issued in 2000. This patent is "Treatment of Fibromyalgia With Low Dose Interferon" (U.S. Patent No. 6,036,949) issued March 14, 2000, valid until March 5, 2018. Notice of Allowance of Claims was received on a patent entitled "Solid Interferon Dosage Form and Method Therefor" and the issue was paid to the U.S. Patent and Trademark Office (PTO) on October 30, 2001. The PTO is expected to issue the patent in March 2002 and the patent will have a life of 17 years from date of issue.

COMPETITION

         The pharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition. The Company believes that its ability to compete will be dependent in large part upon its ability to continually enhance and improve its products and technologies. In order to do so, the Company must effectively utilize and expand its research and development capabilities and, once developed, expeditiously convert new technology into products and processes which can be commercialized. Competition is based primarily on scientific and technological superiority, technical support, availability of patent protection, access to adequate capital, the ability to develop, acquire and market products and processes successfully, the ability to obtain governmental approvals and the ability to serve the particular needs of commercial customers. Corporations and institutions with greater resources than the Company may, therefore, have a significant competitive advantage. The Company's potential competitors include entities that develop and produce therapeutic agents for treatment of human and animal disease. These include numerous public and private academic and research organizations and pharmaceutical and biotechnology companies pursuing production of, among other things, biologics from cell cultures, genetically engineered drugs and natural and chemically synthesized drugs. Almost all of these potential competitors have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources and experience than the Company. The Company's competitors may succeed in developing products or processes that are more effective or less costly than any that may be developed by the Company, or that gain regulatory approval prior to the Company's products. The Company also expects that the number of its competitors and potential competitors will increase as more interferon alpha products receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these competitors may be more successful than the Company in manufacturing, marketing and distributing its products. There can be no assurance that the Company will be able to compete successfully.

GOVERNMENT REGULATION

         Once a new compound has been identified in the laboratory, medicines are developed as follows:

Preclinical Testing. A pharmaceutical company conducts laboratory and animal studies to show biological activity of the compound against the targeted disease, and the compound is evaluated for safety.

Investigational New Drug Application ("IND"). After completing preclinical testing, a company files an IND with the FDA to begin to test the drug in people. The IND becomes effective if the FDA does not disapprove it within 30 days. The IND shows results of previous experiments; how, where and by whom the new studies will be conducted; the chemical structure of the compound; how it is thought to work in the body; any toxic effects found in the animal studies; and how the compound is manufactured. All clinical trials must be reviewed and approved by the Institutional Review Board ("IRB") where the trials will be conducted. Progress reports on clinical trials must be submitted at least annually to FDA and the IRB.

Clinical Trials, Phase I. These tests involve about 20 to 80 normal, healthy volunteers. The tests study a drug's safety profile, including the safe dosage range. The studies also determine how a drug is absorbed, distributed, metabolized and excreted as well as the duration of its action.

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

New Drug Application ("NDA")/Biologics License Application ("BLA"). Following the completion of all three phases of clinical trials, a company analyzes all of the data and files with FDA an NDA, in the case of a drug product, or a BLA in the case of a biologic product, if the data successfully demonstrate both safety and effectiveness. The NDA/BLA contains all of the scientific information that the Company has gathered. NDA's typically run 100,000 pages or more. By law, FDA is allowed twelve months to review a standard NDA/BLA.

Approval. Once FDA approves an NDA, the new medicine becomes available for physicians to prescribe. A company must continue to submit periodic reports to FDA, including any cases of adverse reactions and appropriate quality-control records. For some medicines, FDA requires additional trials (Phase IV) to evaluate long-term effects.

         ABI obtained an IND for oral interferon alpha in the treatment of Sjogren's syndrome in 1994. ABI successfully completed Phase I development in 1996, Phase II development in 1997 and launched the first of its Phase III trials in November 1998. All Phase III trials in the treatment of Sjogren's syndrome were completed in 2000.

         An IND for oral interferon alpha in the treatment of fibromyalgia was obtained in 1993. An initial Phase I/II study was completed in 1995. A second Phase II trial was initiated in 1998 and was completed in February 2000.

RESEARCH AND DEVELOPMENT

         During the years ended December 31, 2001 and 2000, the Company incurred expenses of $516,288 and $2,276,504, respectively, resulting from Company-sponsored research and development activities. Research and development is expected to remain a significant component of the Company's business. The Company has arranged for others to perform substantially all of its clinical research and intends to continue to do so while utilizing its staff for monitoring such research. See also ITEM 6, "MANAGEMENT'S 2002 PLAN OF OPERATIONS - Research and Development".

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company's executive and administrative offices are located at 800 West 9th Avenue, Amarillo, Texas in a 5,200 square-foot facility owned by the Company. The building contains offices, meeting rooms and a biologic storage area. The Company believes that the facility is adequate for its present and anticipated use. The facility is insured against hazards in the amount of its market value.

ITEM 3. LEGAL PROCEEDINGS.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Company is presently traded on the OTC Bulletin Board under the symbol AMAR. The range of high and low sales prices as quoted on the OTC Bulletin Board for each quarter of 2001 and 2000 was as follows:

                                                      2001                                        2000
                                             -------------------------                  ------------------------
           Quarter                           High                  Low                  High                 Low
           -------                           ----                  ---                  ----                 ---
            First                           $1.3750              $0.5156               $4.4375             $1.5625

            Second                           0.9000               0.5400                3.7500              1.5000

            Third                            0.9000               0.6000                2.6250              1.4375

            Fourth                           0.9000               0.5100                1.5625              0.4375

         As of December 31, 2001, the Company had 312 shareholders of record.

ITEM 6. MANAGEMENT'S 2002 PLAN OF OPERATIONS.

         The Company's Management has developed a Plan of Operations for 2002. The Company continues to engage in research and development activities focused on developing biologics for the treatment of human and animal diseases. The Company has not commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. The Company's accumulated deficit has continued to grow, from approximately $20,892,000 at December 31, 2000 to $21,374,000 at December 31, 2001. Operating
losses are expected to continue for the
foreseeable future and until such time as the Company is able to attain sales levels sufficient to support its operations.

REVENUE FROM SALES OF DIETARY SUPPLEMENT

         The Company has received orders for anhydrous crystalline maltose (ACM) from Natrol, Inc. pursuant to a supply agreement executed in December 2000. The Company has received copies of the advertising campaign Natrol started in the second half of 2001, and Natrol has identified retailers who have started selling ACM in the second half of 2001. The Company had sales of ACM generating $105,000 for the Company in the first half of 2001. Other supply agreements, in negotiation, are expected to provide additional revenue to the Company.

REVENUES FROM INTERFERON SALES

         There was a sale of interferon alpha lozenges generating $50,400 in connection with the License Agreement executed with Atrix Laboratories, Inc. on September 7, 2001. There was a sale of interferon gamma in the amount of $60,500 to a company for research purposes. The Company's total interferon alpha and interferon gamma sales were $110,900 for 2001.

         In 2002 the Company will continue its research and development activities, as well as the activities necessary to develop commercial partnerships and licenses. The Company's expenditure of financial resources in 2002 will fall principally into five broad categories, as follows: Research and Development; Personnel; Consulting and Professional (except legal and accounting); Legal and Accounting; and Public Relations, Investor Relations and Shareholder Relations. The Company's expectations and goals with respect to these categories are addressed separately below, by category.

RESEARCH AND DEVELOPMENT

         Until it achieves commercial product sales, the Company's business is research and development and this is the area where the Company's principal efforts will be expended in 2002. The Company has budgeted approximately $471,000 for expenditure in 2002 on research and development.

         The budgeted amount for Research and Development in 2001 was almost exclusively dedicated to the completion of the Phase III Sjogren's syndrome clinical program.

         Other Research and Development expenditures in 2001 included costs associated with the Company's Heliobacter pylori vaccine development program being conducted at the Ohio State University.

PERSONNEL

         In addition to its intellectual property, the Company's principal assets are its personnel. The Company has been successful in controlling its personnel costs, both by maintaining its principal location in Amarillo, Texas and by ensuring maximum efficiency and utilization of existing personnel. The Company has budgeted approximately $525,000 for personnel expenses in 2002, including salaries, payroll taxes, directors' and officers' general liability insurance, group health and liability insurance. The projected amount includes adding 2 full-time employees and 1 part-time employee over the course of the year bringing the potential staff total to 7 employees. Also, in lieu of cash compensation, the Company may issue stock options or other equity instruments to selected employees in fiscal 2002.

         At the present time, the President and CEO of the Company, Joseph M. Cummins, is also serving as the Company's Chief Financial Officer ("CFO").

CONSULTING AND PROFESSIONAL (EXCEPT LEGAL AND ACCOUNTING)

         The Company has budgeted approximately $21,000 for expenditure on professional consultants in 2002. Consulting fees are expected to be paid to a number of independent consultants in connection with the operation of the Company and to certain directors who perform specific consulting tasks at the Company's request. The Company will continue to use the services of consultants to complement the Company's small full-time staff, where such is a more efficient utilization of the Company's resources.

LEGAL AND ACCOUNTING

         Although the Company is not involved in litigation, it has budgeted legal expenses of approximately $120,000 in 2002. Approximately 20% of the Company's legal expenditures will be for preparation and filing of patents and for maintenance of existing patents in a number of countries. Other legal expenses will be related to compliance with laws and regulations affecting public companies, licensing and contracting and general corporate matters. The Company does not presently have an in-house legal staff, nor does it intend to put such a staff in place in 2002. The Company has budgeted $22,000 for accounting expense in 2002 and expects to use Malone & Bailey, PLLC as its independent auditors.

PUBLIC RELATIONS, INVESTOR RELATIONS AND SHAREHOLDER RELATIONS

         The Company has budgeted approximately $15,845 for public relations, investor relations and shareholder relations in 2002. The plan for hiring an investor relations firm is to pay in stock options, not cash. The Company has also budgeted sufficient amounts to maintain its comprehensive web site (www.amarbio.com).

LIQUIDITY NEEDS

         The principal budget items discussed above, along with other miscellaneous costs and expenses, will cause the Company to expend approximately $1.5 million in 2002. At December 31, 2001, the Company had available cash of approximately $68,318, and had a working capital deficit of approximately ($788,000). The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company completed a private placement in January 2002 pursuant to which it raised $450,000, net of offering costs; however, the Company will need to raise additional funds in order to fully execute its 2002 Plan. The Company is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States, Canada, Europe and the Middle East. The Company believes that one or more of these agreements will be executed during 2002. These agreements could generally include provisions for the commercial partner to pay ABI a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to ABI upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for ABI. Management believes the fact that it has concluded an agreement with Atrix Laboratories, Inc. significantly enhances its ability to successfully raise additional funds from its commercial partnering activities and from private investors. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

FORWARD-LOOKING STATEMENTS

         Certain statements made in this Plan of Operations and elsewhere in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, achievements, costs or expenses and may contain words such as "believe," "anticipate," "expect," "estimate," "project," "budget," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-QSB and 10-KSB and include among others the following: promulgation and implementation of regulations by the U.S. Food and Drug Administration ("FDA"); promulgation and implementation of regulations by foreign governmental instrumentalities with functions similar to those of the FDA; costs of research and development and clinical trials, including without limitation, costs of clinical supplies, packaging and inserts, patient recruitment, trial monitoring, trial evaluation and publication; and possible difficulties in enrolling a sufficient number of qualified patients for certain clinical trials. The Company is also dependent upon a broad range of general economic and financial risks, such as possible increases in the costs of employing and/or retaining qualified personnel and consultants and possible inflation which might affect the Company's ability to remain within its budget forecasts. The principal uncertainties to which the Company is presently subject are its inability to ensure that the results of the Sjogren's syndrome Phase III trial, or any other trials performed by the Company, will be sufficiently favorable to ensure eventual regulatory approval for commercial sales, its inability to accurately budget at this time the possible costs associated with hiring and retaining of additional personnel, uncertainties regarding the terms and timing of one or more commercial partner agreements and its ability to continue as a going concern.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         As of December 31, 2001, the directors and executive officers of the Company were as follows:

NAME                                                      AGE       POSITION
----                                                      ---       --------
Joseph Cummins, DVM, PhD (1)(3).................          59        Chairman of the Board, President, Chief
                                                                    Executive Officer, Chief Financial Officer
                                                                    and Director

Edward Amento, MD (3)(5)........................          55        Director

Stephen Chen, PhD (2)(4)........................          52        Director

James Cook (1)(3)(5)............................          67        Director

Thomas D'Alonzo (1)(2)..........................          58        Director

Katsuaki Hayashibara (3)(4)(5)..................          57        Director

Dennis Moore, DVM (1)(4)(5).....................          55        Director

James Page, MD (1)(2)(5)........................          74        Director

The following is not an executive officer, but is expected by the Company to make a significant contribution to the business:

Martin J. Cummins...............................          34        Director of Clinical & Regulatory Affairs

(1)      Member of the Executive Committee.

(2)      Member of the Compensation Committee.

(3)      Member of the Finance Committee.

(4)      Member of the Audit Committee.

(5)      Member of the Stock Option Plans Administration Committee.

         Joseph Cummins has been the Chairman of the Board of the Company since he founded it in June 1984. Dr. Cummins has also served as President of the Company since December 1994 and as Chief Financial Officer since October 1998. Dr. Cummins has been conducting research on oral cytokines, most particularly interferon alpha, in animals and humans for 29 years. Dr. Cummins has more than 40 publications and a dozen patents which reflect his work in the field of oral interferon. He received a PhD degree in microbiology from the University of Missouri in 1978 and a doctor of veterinary medicine degree from the Ohio State University in 1966.

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

         James Cook has been a director of the Company since 1988. He was President and Chief Executive Officer of the First National Bank of Arvada from January 1992 until his retirement in 2001. From April 1987 to December 1991 he was Executive Vice President of First National Bank of Amarillo.

         Thomas D'Alonzo has been a director of the Company since 1997. Until September 1999, he was President and Chief Operating Officer of PPD and its Clinical Research Organization subsidiary, PPD Development, Inc.; was President of GENVEC, Inc., from 1993 to 1996; and was President of Glaxo, Inc. from 1983 to 1993.

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

         Martin Cummins has held several positions within the Company since joining the Company full-time in June 1992. Mr. Cummins currently oversees all research studies involving human participants as Director of Clinical and Regulatory Affairs. Martin Cummins is the son of Joseph Cummins.

         The Company's directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. Until October of 1999, the Company paid directors who were not employees of the Company a fee of $1,000 per regularly scheduled Board meeting attended, or $250 for participation in a regularly scheduled Board meeting by conference telephone. From October 29, 1999 through December 31, 2000, each director received 1,500 options for physical attendance and 375 options for telephone participation, at a maximum of one (1) meeting per quarter. The options were granted at December 31 of the year during which they were earned and are exercisable at the fair market value of the stock on the date of grant. During such period, the directors no longer received payment of fees for attendance at meetings; however, they were reimbursed for any out-of-pocket expenses in connection with their attendance at meetings.

         Effective January 1, 2001 the provisions regarding grant of stock options to directors of the Company for attendance at meetings were prospectively rescinded, but options earned prior to that date were not affected by such rescission. In lieu of options for meetings, each director was granted 20,000 non-qualified stock options effective August 29, 2001. Such options expire 5 years from date of grant, vested immediately and are exercisable at $.65 per share, which was the fair market value of the Company's stock on the date of grant. In the event of the voluntary termination of a recipient's association with the Company as a director, the options must be exercised within 90 days after such termination, and in the event they are not so exercised, will lapse.

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

         During 2001, Thomas D'Alonzo, a director of the Company, was late filing one (1) Form 4 (Statements of Changes in Beneficial Ownership) within the time period required by Section 16(a) of the Exchange Act. Said information was subsequently filed on a Form 5, and to the Company's knowledge, there are no remaining delinquencies.

         Other than mentioned above, to the Company's knowledge based solely on a review of the copies of such reports furnished to the Company, all filings applicable to its directors, officers and more than 10% beneficial owners were timely filed.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth for the three years ended December 31, 2001 compensation paid by the Company to its Chairman of the Board, President and Chief Executive Officer and to its

Chief Operating Officer. None of the Company's other executive officers had annual salary and bonus in excess of $100,000 for services rendered during any of the three years ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                     Annual Compensation
                                                            --------------------------------------------
  NAME AND PRINCIPAL POSITION                        YEAR     SALARY        BONUS     OTHER COMPENSATION
  ---------------------------                        ----   ----------   ----------   -------------------

Dr. Joseph Cummins, Chairman
     of the Board, President and Chief
     Executive Officer .....................         2001   $  148,042   $       --      $       --
                                                     2000       25,935   $       --      $       --
                                                     1999      150,000   $       --      $       --

Kathleen Kelleher, Chief
     Operating Officer and Vice-President
     of Business Development ...............         2001        8,123   $       --      $       --

                                                     2000      123,043   $       --      $       --

                                                     1999      150,000   $       --      $       --


                              OPTION GRANTS IN 2001

        The following table sets forth certain information relating to options granted in 2001 to the executive officers named above, to purchase shares of common stock of the Company.


                                           NUMBER OF
                                            SHARES OF
                                          COMMON STOCK        % OF TOTAL
                                           UNDERLYING       OPTIONS GRANTED      EXERCISE OR
                                            OPTIONS          TO EMPLOYEES        BASE PRICE         EXPIRATION
NAME                                       GRANTED (#)          IN 2001            ($/SH)              DATE
----                                      ------------      ---------------      -----------        ----------
Joseph M. Cummins.....................      20,000               100%            $ 0.650 (1)         8-29-2006

(1)      The fair market value of the common stock on the date of the grant.

                AGGREGATED OPTION EXERCISES AT DECEMBER 31, 2001
                           AND YEAR-END OPTION VALUES

        The following table sets forth information for the executive officers named above, regarding the exercise of options during 2001 and unexercised options held at the end of 2001.

                                                                    NUMBER OF SHARES OF         VALUE OF UNEXERCISED
                                                                 COMMON STOCK UNDERLYING           IN-THE-MONEY
                                  SHARES                          UNEXERCISED OPTIONS AT           OPTIONS AT
                                ACQUIRED ON        VALUE            DECEMBER 31, 2001 (#)     DECEMBER 31, 2001 ($) (1)
NAME                           EXERCISE (#)     REALIZED ($)    EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                           ------------     ------------    -------------------------   -------------------------
Joseph Cummins                      --             --              297,000   /     None        $ 2,000   /      None

Kathleen Kelleher                   --             --               44,000   /     None           None   /      None

(1) Calculated based on the closing price of the common stock ($0.75) as reported by OTC BB on December 31, 2001.

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

                                             Cash Compensation                Security Grants
                                         ---------------------------          ---------------
                                                                                 NUMBER OF
                                                                                 SECURITIES
                                         MEETING          CONSULTING             UNDERLYING
       NAME                              FEES (1)          FEES (2)               OPTIONS
       ----                              --------         ----------          ---------------
Edward Amento, MD                        $   --             $   --                 20,000

Stephen Chen, PhD                            --                 --                 20,000

James Cook                                   --                 --                 20,000

Thomas D'Alonzo                              --                 --                 20,000

Katsuaki Hayashibara                         --                 --                 20,000

Dennis Moore, DVM                            --                 --                 20,000

James Page, MD                               --                 --                 20,000

(1) Directors do not receive compensation for attendance at directors' meetings.

(2) Each director receives $1,200 per day, prorated for partial days, for employment on special projects or assignments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        As of December 31, 2001, there were 7,912,405 shares of the Company's common stock outstanding. The following table sets forth as of December 31, 2001, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:


NAME AND ADDRESS                                                    NUMBER OF SHARES            PERCENT OF TOTAL
----------------                                                    ----------------            ----------------
Hayashibara Biochemical Laboratories, Inc.
2-3 Shimoishii 1-chome                                                  3,290,781                     41.6%
Okayama 700, Japan


NAME AND ADDRESS                                                    NUMBER OF SHARES            PERCENT OF TOTAL
----------------                                                    ----------------            ----------------
Dr. Joseph Cummins
800 West 9th Avenue                                                     486,214 (1)                   6.1%
Amarillo, Texas 79101

(1) Includes an aggregate of 249,668 shares of common stock held by Joseph Cummins as trustee under certain trusts for the benefit of his children.

        The following table sets forth the beneficial ownership of the Company's stock as of December 31, 2001 by each executive officer and director and by all executive officers and directors as a group:

DIRECTORS                                                NUMBER OF SHARES         PERCENT OF TOTAL
---------                                                ----------------         ----------------

Joseph Cummins                                                 486,214 (1)               6.1%

Dennis Moore                                                    84,616                   1.1%

James Cook                                                      66,600 (2)                 *

Katsuaki Hayashibara                                            48,240                     *

Stephen Chen                                                    13,500                     *

Thomas D'Alonzo                                                 13,000                     *

Edward Amento                                                       --                    --

James Page                                                          --                    --

Total Group (all directors and executive
officers - 8 persons)                                                                    9.0%

*  Less than 1%

(1) Includes an aggregate of 249,668 shares of common stock held by Joseph Cummins as trustee under certain trusts for the benefit of his children.

(2)      All of such shares are owned jointly with Mr. Cook's wife.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has relied significantly on HBL, the largest shareholder of the Company, for a substantial portion of its capital requirements. Pursuant to the Development Agreement described at Item 1 of Part 1 above, HBL advanced $9,000,000 for funding of research. In addition, HBL has purchased substantial amounts of the Company's common stock from time to time, to the point where it now owns 41.6% of the issued and outstanding shares of common stock of the Company. HBL loaned $1 million to the Company on November 30, 1999 and an additional $1 million on February 29, 2000, both loans bearing interest at 4.5% per annum. The aggregate balance on both notes at December 31, 2001, including principal and accrued interest, was $2,176,351. In addition to the above, HBL and the Company are parties to various license and manufacturing and supply agreements pursuant to which the Company licenses certain technology to or from HBL. HBL supplies formulations of its interferon alpha and other products to the Company.

         During 2001, the Company used the law firm of Sprouse, Smith & Rowley, P.C. Mr. Edward Morris, Secretary of the Company, was a partner in the firm until December 2001. In 2001, the Company was invoiced $50,501 by said firm.

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

     10.2*       License Agreement dated as of March 22, 1988 between the Company and The Texas A&M University
                 System.

     10.5*       Joint Development and Manufacturing/Supply Agreement dated March 13, 1992 between the Company and
                 HBL, as amended.

     10.7*       Japan Animal Health License Agreement dated January 20, 1993 between the Company and HBL.

     10.11*      Manufacturing/Supply Agreement dated June 1, 1994 between the Company and HBL.

     10.12*      Settlement Agreement dated April 27, 1995 among the Company, ISI, Pharma Pacific Management Pty.
                 Ltd. ("PPM"), Pharma Pacific Pty. Ltd., Pharma Pacific Ltd. and Fernz Corporation Limited.

     10.14*      PPM/ACC Sublicense Agreement dated April 27, 1995 between PPM and the Company.

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

     10.23*      Indemnification Agreement between HBL and the Company.

     10.26**     License Agreement dated July 22, 1997 between Hoffmann-La Roche, Inc. and the Company.

     10.27**     Distribution Agreement dated January 12, 1998 between Global Damon Pharmaceutical and the Company.

     10.28**     Distribution Agreement dated September 17, 1997 between HBL and the Company (tumor necrosis factor-alpha).

     10.29**     Distribution Agreement dated September 17, 1997 between HBL and the Company (interferon gamma).

     10.30***    Amendment No. 1 dated September 28, 1998 to License Agreement of March 22, 1988 between The Texas
                 A&M University System and the Company.

     10.36++     License Agreement dated February 1, 2000 between Molecular Medicine Research Institute and the
                 Company (interferon gamma administered orally).

     10.37++a    License and Supply Agreement dated April 3, 2000 with Key Oncologics (Pty) Ltd. and the Company.

   NUMBER     DESCRIPTION
   ------     -----------

     10.38++     Amendment No. 1 dated April 4, 2000, to Interferon Gamma Distribution Agreement dated September 17,
                 1997 between HBL and the Company (interferon gamma).

     10.39++a    License and Supply Agreement dated April 25, 2000 between Biopharm for Scientific Research and Drug
                 Industry Development and the Company.

     10.40++a    Sales Agreement dated May 5, 2000 between Wilke Resources, Inc. and the Company.

     10.41++     Engagement Agreement dated September 26, 2000 between Hunter Wise Financial Group, LLC and the
                 Company.

     10.42++a    Supply Agreement (Anhydrous Crystalline Maltose) dated October 13, 2000 between Hayashibara
                 Biochemical Laboratories, Inc. and the Company.

     10.43++a    Supply Agreement dated December 11, 2000 between Natrol, Inc. and the Company.

     10.44+++a   License Agreement dated September 7, 2001 between Atrix Laboratories, Inc. and the Company.

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

+The Exhibit is incorporated by reference to the Company's Report on Form 10-QSB for the quarterly period ended June 30, 1999, filed with the Commission on August 12, 1999 and subsequently amended on September 13, 1999.

++The Exhibit is incorporated by reference to the Company's 2000 Annual Report on Form 10-KSB filed with the Commission on or before April 16, 2001.

+++The Exhibit is incorporated by reference to the Company's Report on Form 8-K filed with the Commission on September 24, 2001.

aPortions of this exhibit have been omitted and filed separately with the commission.

                               REPORTS ON FORM 8-K

         A Form 8-K was filed September 24, 2001 relating to the executed License Agreement between Amarillo Biosciences, Inc. and Atrix Laboratories, Inc.

         A Form 8-K was filed December 10, 2001 relating to changing Amarillo Biosciences, Inc.'s auditors from Ernst & Young LLP to Malone & Bailey, PLLC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMARILLO BIOSCIENCES, INC.


                                       By: /s/ JOSEPH M. CUMMINS
                                           ------------------------------------
                                           Joseph M. Cummins, Chairman of the
                                           Board, President, Chief Financial
                                           Officer and Chief Executive Officer


Date:    March 21, 2002
      ---------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                                           Title                                        Date
---------                                                           -----                                        ----
/s/ JOSEPH M. CUMMINS                                        Chairman of the Board,                          March 21, 2002
----------------------------------------                     President, Chief Financial Officer,         -----------------------
Joseph M. Cummins                                            Director and
                                                             Chief Executive Officer

/s/ EDWARD P. AMENTO                                         Director                                        March 22, 2002
----------------------------------------                                                                 -----------------------
Edward P. Amento

/s/ STEPHEN T. CHEN                                          Director                                        March 22, 2002
----------------------------------------                                                                 -----------------------
Stephen T. Chen

/s/ JAMES COOK                                               Director                                        March 22, 2002
----------------------------------------                                                                 -----------------------
James Cook

/s/ THOMAS W. D'ALONZO                                       Director                                        March 26, 2002
----------------------------------------                                                                 -----------------------
Thomas W. D'Alonzo

/s/ KATSUAKI HAYASHIBARA                                     Director                                        March 22, 2002
----------------------------------------                                                                 -----------------------
Katsuaki Hayashibara


----------------------------------------                     Director
Dennis Moore                                                                                             -----------------------

/s/ JAMES A. PAGE                                            Director                                        March 26, 2002
----------------------------------------                                                                 -----------------------
James A. Page

                           Amarillo Biosciences, Inc.
                                and Subsidiaries


                        Consolidated Financial Statements

                          Year ended December 31, 2001



                                    CONTENTS


Report of Independent Auditors .............................................F-1


Audited Consolidated Financial Statements


Consolidated Balance Sheets ................................................F-2

Consolidated Statements of Operations ......................................F-3

Consolidated Statements of Stockholders' Equity (Deficit) ..................F-4

Consolidated Statements of Cash Flows ......................................F-5

Notes to Consolidated Financial Statements .................................F-6

              Report of Malone & Bailey, PLLC Independent Auditors


The Board of Directors
Amarillo Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Amarillo Biosciences, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amarillo Biosciences, Inc. and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to execute its 2002 Plan raise doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 1.) The 2001 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PLLC

Houston, Texas
February 27, 2002

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                           Consolidated Balance Sheets
                                December 31, 2001

ASSETS
Current assets:
  Cash                                                             $     68,318
  Inventory                                                              48,639
  Other current assets                                                   51,406
                                                                   ------------
Total current assets                                                    168,363

Property and equipment, net                                              79,850
Patents, net of accumulated amortization of $115,470                    132,889
                                                                   ------------
Total assets                                                       $    381,102
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                 $    879,560
  Accrued interest expense                                              176,887
  Accrued legal expense                                                   4,194
  Accrued research and development expense                               70,485
  Other accrued expense                                                   2,756
  Current maturities of mortgage payable                                  5,803
                                                                   ------------
Total current liabilities                                             1,139,685

Mortgage payable, net of current maturities                              81,505
Notes payable to stockholder                                          2,000,000
                                                                   ------------
Total liabilities                                                     3,221,190

Commitments and contingencies

Stockholders' deficit
  Preferred stock, $.01 par value:
     Authorized shares - 10,000,000
     Issued shares - none                                                    --
  Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued shares - 7,912,405 in 2001                                   79,124
  Additional paid-in capital                                         18,454,599
  Accumulated deficit                                               (21,373,811)
                                                                   ------------
Total stockholders' deficit                                          (2,840,088)
                                                                   ------------
Total liabilities and stockholders' deficit                        $    381,102
                                                                   ============

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      Consolidated Statements of Operations

                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                       2001             2000
                                                   -----------      -----------
Revenues:
  Dietary supplement sales                         $   105,000      $        --
  Interferon sales                                     110,900               --
  Interest income                                        2,343           47,017
  Sublicense fees                                       70,000               --
  Reimbursement of research and                         99,600               --
     development expenses
  Assignment of orphan drug                            265,000               --
     designation
  Gain (loss) on ISI stock                                  --            4,909
  Other                                                 53,391            1,830
                                                   -----------      -----------
                                                       706,234           53,756
Expenses:
  Research and development expenses                    516,288        2,276,504
  Selling, general and administrative                  576,570        1,089,832
     expenses
  Interest expense                                      94,981           82,824
                                                   -----------      -----------
                                                     1,187,839        3,449,160
                                                   -----------      -----------


Net loss                                           $  (481,605)     $(3,395,404)
                                                   ===========      ===========

Basic and diluted net loss per share               $     (0.06)     $     (0.44)
                                                   ===========      ===========

Weighted average shares outstanding                  7,852,358        7,715,086
                                                   ===========      ===========

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)
                      For the Years Ended December 31, 2001


                                                                  COMMON STOCK           ADDITIONAL                     TOTAL
                                               ISSUANCE  ---------------------------        PAID      ACCUMULATED    STOCKHOLDERS'
                                                PRICE       SHARES         AMOUNT        IN CAPITAL     DEFICIT    EQUITY (DEFICIT)
                                               --------  ------------   ------------   ------------  ------------  ---------------
Balance at December 31, 1999                                7,472,157   $     74,722   $ 17,374,570  $(17,496,802)  $    (47,510)

2000
Net loss and total comprehensive loss for year                     --             --             --    (3,395,404)    (3,395,404)
    ended December 31, 2000
Issuance of common stock and warrants for cash    2.50        316,000          3,160        786,840            --        790,000
    in private placement
Exercise of employee stock options               0.875         19,200            192         16,608            --         16,800
Employee options granted in lieu of salary                         --             --        221,431            --        221,431
                                                         ------------   ------------   ------------  ------------   ------------
Balance at December 31, 2000                                7,807,357         78,074     18,399,449   (20,892,206)    (2,414,683)

2001
Net loss and total comprehensive loss for year                     --             --             --      (481,605)      (481,605)
    ended December 31, 2001
Issuance of common stock  for cash in private    0.500         82,400            824         40,376            --         41,200
     placement
Issuance of common stock in lieu of salary       0.660         22,648            226         14,774            --         15,000
                                                 -----   ------------   ------------   ------------  ------------   ------------
Balance at December 31, 2001                                7,912,405   $     79,124   $ 18,454,599  $(21,373,811)  $ (2,840,088)
                                                 =====   ============   ============   ============  ============   ============

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                      YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                       2001            2000
                                                    -----------    -----------
OPERATING ACTIVITIES
Net loss                                            $  (481,605)   $(3,395,404)
Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation                                         8,682         12,563
     Amortization                                        14,250         11,414
     Gain (loss) on sale of assets                       (5,196)            --
     Common stock issued for services                    15,000             --
     Options issued for wages                                --        221,431
     Equipment issued for services                        2,400
     Changes in operating assets and liabilities:
       Inventory                                          7,200         (7,200)
       Other current assets                              (5,906)       (13,363)
       Accounts payable                                 (77,930)       436,290
       Accrued expenses                                 153,248         12,351
                                                    -----------    -----------
Net cash used in operating activities                  (369,857)    (2,721,918)
INVESTING ACTIVITIES
Proceeds from sale of equipment                           7,500             --
Patents                                                 (39,816)       (45,242)
                                                    -----------    -----------
Net cash used in investing activities               $   (32,316)   $   (45,242)
                                                    -----------    -----------
FINANCING ACTIVITIES
Proceeds from notes payable                         $    90,000    $ 1,000,000
Repayments of notes payable                              (2,692)
Issuance of common stock and warrants                    41,200        806,800
                                                    -----------    -----------
Net cash provided by financing activities               128,508      1,806,800
                                                    -----------    -----------
Net decrease in cash                                   (273,665)      (960,360)
Cash at beginning of period                             341,983      1,302,343
                                                    -----------    -----------
Cash at end of period                               $    68,318    $   341,983
                                                    ===========    ===========
SUPPLEMENTAL INFORMATION
Cash paid for income taxes                                   --             --
Cash paid for interest                              $     4,444    $        --
                                                    ===========    ===========


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Amarillo Biosciences, Inc. (the "Company" or "ABI"), a Texas corporation formed in 1984, is engaged in developing biologics for the treatment of human and animal diseases. The Company is continuing its clinical studies as part of the process of obtaining regulatory approval from the United States Food and Drug Administration ("FDA"), so that commercial marketing can begin in the United States. The Company has developed a dietary supplement and an interferon alpha lozenge, but have not commenced any significant product commercialization activities.

The Company's viability is dependent upon successful commercialization of products resulting from its research and product development activities. The Company plans on working with commercial development partners in the United States and in other parts of the world to provide the necessary sales, marketing and distribution infrastructure to successfully commercialize the interferon alpha product for both human and animal applications. All of the Company's products will require significant additional development, laboratory and clinical testing and investment prior to the Company obtaining regulatory approval to commercially market its product(s). Accordingly, for at least the next few years, the Company will continue to incur research and development and general and administrative expenses and may not generate sufficient revenues from product sales to support its operations.

The Company has been dependent upon financing from its stockholders. The Company's activities have been financed primarily through the issuance of common stock, and under an agreement with a major stockholder, and its initial public offering.

The Company's 2002 Plan of Operations calls for the Company to expend approximately $1.5 million in 2002. At December 31, 2001, the Company had available cash of $68,318 and negative working capital of approximately ($788,000). The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to execute its 2002 Plan. The Company is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States, Canada, Europe and the Middle East. The Company believes that one or more of these agreements will be executed during 2002. These agreements could generally include provisions for the commercial partner to pay ABI a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to ABI upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for ABI. Management believes the fact that it has concluded an agreement with Atrix Laboratories, Inc. significantly enhances its ability to successfully raise additional funds from its commercial partnering activities and from private investors. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

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

CONCENTRATION OF CREDIT RISK

At December 31, 2001, the Company's cash equivalents were invested principally in money market accounts, a substantial portion of which are uninsured.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORY

The Company's inventory consists of interferon alpha lozenges available for sale. The Company's policy is to state inventory at the lower of cost determined on a lot basis or market.

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

INCOME TAXES

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

REVENUE RECOGNITION

Contract revenue for research and development performed under the manufacturing and supply agreement with Hayashibara Biochemical Laboratories, Inc. ("HBL") (see Note 4) was recorded as earned based on research and administrative costs incurred. Sales, reimbursement income, sublicense fees, etc. are recognized upon receipt of payment.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation under the intrinsic value method. Under this method, the Company recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is based on the number of weighted average shares outstanding. The effect of warrants and options outstanding (see Notes 7 and 8) is anti-dilutive.

RECENT PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt

FAS 142 effective January 1, 2002. Application of the non-amortization provisions of FAS 142 for intangibles is not expected to result in any changes to operating income. At December 31, 2001, the Company had intangible assets of approximately $132,000. Pursuant to FAS 142, the Company will test its intangible assets for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting charge. The Company is currently evaluating the effect that the adoption may have on its consolidated results of operation and financial position.

2. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist of the following:


                                                  DECEMBER 31,
                                                  ------------
                                                      2001
                                                  ------------
          Land                                      $  8,000
          Building                                    94,532
          Furniture and equipment                    118,095
                                                    --------
                                                     220,627
          Less accumulated depreciation              140,777
                                                    --------
                                                    $ 79,850
                                                    ========

3. NOTES PAYABLE

The Company had a loan agreement with HBL, which called for HBL to loan the Company $3,000,000 to be advanced in three installments as follows: $1,000,000 by August 31, 1999; $1,000,000 by November 30, 1999; and $1,000,000 by February
29, 2000. The annual interest rate on unpaid principal from the date of each respective advance was 4 1/2%, with accrued interest being payable at the maturity of the note. The note was payable on or before July 22, 2004, or on or before the expiration of one (1) year after approval of the Company's product by the FDA, whichever occurs first.

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

On June 6, 2001 the Company borrowed $90,000 under a real estate lien note agreement collateralizing the Company's building with Apple Cattle Company, a Texas general partnership. The annual interest rate on unpaid principal is 10% , due and payable in monthly installments of $1,553, including escrow for taxes and insurance of $364, continuing until June 6, 2011.

4. MANUFACTURING AND SUPPLY AGREEMENTS

The Company was a party to the following manufacturing and supply agreements at December 31, 2001:

On March 13, 1992, the Company entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the Development Agreement), a major stockholder (see Note 7) under which HBL will formulate, manufacture and supply HBL interferon for the Company or any sublicensee. In exchange, HBL is entitled to receive a transfer fee, specified royalties and a portion of any payment received by the Company for sublicense of rights under this agreement. The agreement further provides that the Company sublicense to HBL the right to market HBL interferon for oral use in humans and in non-human, warm-blooded species in Japan, in exchange for the Company receiving a royalty fee based on net sales. On June 1, 1994, the Company entered into an additional agreement with HBL to make the Company HBL's exclusive agent for the development of HBL interferon for non-oral use in humans and in non-human, warm-blooded species in North America. In exchange, HBL is entitled to receive a transfer fee based on units of interferon supplied.

Under the Development Agreement, HBL provided $9,000,000 in research funding to the Company. The agreement also provides that a royalty fee be paid to HBL. The initial term of the agreement was for seven years, and had been extended through March 13, 2002. As part of the License Agreement with Atrix Laboratories, Inc. executed September 7, 2001 (see below) a second amendment to the Development Agreement was executed extending the Development Agreement to March 12, 2005 and will be renewed automatically for successive three-year terms.

On October 13, 2000, the Company entered into a supply agreement with HBL under which the Company gained an exclusive right to purchase and distribute anhydrous crystalline maltose for the treatment of dry mouth (xerostomia). This exclusive supply agreement is worldwide, except Japan.

On December 11, 2000, the Company entered into a supply agreement with Natrol, Inc., whereby the Company would supply anhydrous crystalline maltose exclusively to Natrol to treat xerostomia in the U.S. and Canada. However, Natrol became a nonexclusive purchaser as they did not meet minimum purchase requirements, and were so notified in a letter dated June 12, 2001.

5. LICENSE AND SUBLICENSE AGREEMENTS

On September 7, 2001, the Company executed a License Agreement with Atrix Laboratories, Inc. of Fort Collins, Colorado, providing the rights to oral low-dose interferon alpha for the treatment of Behcet's disease and oral papillomavirus warts in HIV-positive patients. The U.S. FDA has granted this product orphan drug status for both indications. During 2001, Atrix paid $485,000 for licensing, orphan drug designations, and clinical supplies. Atrix will fund the research and development of the product and will perform the work at their facilities in Fort Collins, Colorado. As part of the agreement, the Company receives payments for specific clinical and regulatory milestones and will receive a royalty based on sale of any product developed.

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

6. RESEARCH AGREEMENTS

The Company contracts with third parties throughout the world to conduct research including studies and clinical trials. These agreements are generally less than one year in duration. At December 31, 2001, the Company had commitments to provide additional funding of approximately $47,314 under these agreements.

7. COMMON STOCK

The Company has 20,000,000 shares of voting common shares authorized for issuance and 10,000,000 shares of preferred stock authorized for issuance which is issuable in series. To date, no preferred stock has been issued.

The Company has 525,108 shares of common stock reserved for issuance upon exercise of warrants granted to outside consultants.

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

On April 18, 2001, the Company commenced a private placement offering. By the end of its second quarter, the Company had sold 52,400 unregistered shares of its voting common stock at a price of $.50 per share, generating $26,200 in cash, and an additional 30,000 shares were sold in October, generating $15,000, for a total of $41,200.

On August 29, 2001, a Resolution was approved by the Company's Board of Directors authorizing issuance of restricted stock within the meaning of Rule 144 promulgated under the Securities Act of 1933, to Martin J. Cummins, in lieu of salary. Under this Resolution 22,648 shares were earned in August and September 2001, aggregating $15,000 in stock compensation.

The Company completed a private placement in January 2002 pursuant to which it sold 1,000,000 shares of its voting common stock at $.50 per share, for a total of $500,000. After deducting selling commission of $45,000 paid to First Island Capital, Inc., and other offering costs of $5,000, the net amount available to the Company was $450,000.

8. STOCK OPTION PLAN

The Company has elected to follow APB 25 and related interpretations in accounting for its stock-based compensation. Under APB 25, because the exercise price of the Company's stock options has been equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

The Company has two stock option plans: the 1996 Employee Stock Option Plan (Employee Plan) and the Outside Director and Advisor Stock Option Plan (Director
Plan). The Employee Plan has authorized the grant of options to employees for up to 590,000 shares of the Company's common stock. All options granted have five to ten year terms and become exercisable over a four to five year period. The option price is equal to 100% to 110% of the fair value of the common stock on the date of grant depending on the percentage of common stock owned by the optionee on the grant date. The Director Plan allows options to purchase a maximum of 410,000 shares of the Company's common stock to be granted to outside directors and scientific advisors to the Company at an exercise price equivalent to 100% of the fair market value of the common stock on the date of grant. These are ten-year options and become exercisable over a period of five years.

In addition to options issued pursuant to the Company's Employee and Director stock option plans, in 2001 the Company granted 160,000 non-qualified options to Directors, and 18,250 options to two non-affiliated consultants. The 160,000 options granted to Directors were granted on August 29, 2001, vested immediately, and have an exercise price of $.65 per share which was the fair market value of the stock as of the date of grant. The 18,250 options granted to consultants were granted from January 28, 2001 through August 31, 2001 for services rendered during that time, vested upon grant, and are exercisable at prices ranging from $.62 per share, to $1.25 per share. In each case, the exercise price was the fair market value of the Company's stock as of the date of grant.

Supplemental information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001 and 2000, respectively: risk-free interest rate of 5.30% and 5.99%; dividend yield of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 93% and 141%; and a weighted-average expected life of the option of 5 and 5.4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The expense amounts for 2001 and 2000 are not necessarily indicative of the effects on reported net income (loss) for future years. The Company's pro forma information as of December 31, is as follows:

                                                                2001         2000
                                                             ----------  ------------
Pro forma net loss                                           $(667,080)  $(3,840,572)
Pro forma basic and diluted net loss per share               $   (0.08)  $     (0.49)

Based on the Black-Scholes method, the fair value of the options granted during the year ended December 31, is as follows:

                                                             2001           2000
                                                           ---------      --------
Number of options issued at fair market value of stock       178,500        32,000
Weighted-average fair value of options                      $   0.48       $  1.35
Weighted-average exercise price of options                  $   0.67       $  1.48

A summary of the Company's stock option activity and related information for the year ended December 31, is as follows:

                                            2001                       2000
                                   ------------------------    ------------------------
                                                   WEIGHTED                    WEIGHTED
                                                    AVERAGE                    AVERAGE
                                                   EXERCISE                    EXERCISE
                                   OPTIONS          PRICE      OPTIONS          PRICE
                                   -------         --------    -------        ---------
Outstanding, beginning of year    1,082,812         $1.94     1,176,807         $1.88
Granted                             178,250          0.67        32,000          1.48
Canceled                           (263,875)         1.76      (106,795)         1.35
Exercised                                --                     (19,200)         0.88
                                    -------                   ---------
Outstanding, end of year            997,187         $1.76     1,082,812         $1.94
                                    =======                   =========
Exercisable at end of year          970,712         $1.73       861,175         $1.91
                                    =======                   =========

Exercise prices for options outstanding as of December 31, 2001 ranged from $0.54 to $5.00. Of these options, 193,000 have exercise prices ranging from $3.375 to $5.00 and the remainder range from $0.54 to $2.750. The weighted-average remaining contractual life of those options is 4.12 years.

9. EMPLOYEE BENEFIT PLAN

The Company has a Simplified Employee Pension Plan (the Plan), which is a contributory plan that covers all employees of the Company. Contributions to the Plan are at the discretion of the Company. The plan expense for the years ended December 31, 2001 and 2000, were $0, and $0, respectively.

10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company's deferred tax asset of approximately $7,000,000 and $6,900,000 at December 31, 2001 and 2000, respectively, was subject to a valuation allowance of $7,000,000 and $6,900,000 at December 31, 2001 and 2000, respectively, because of uncertainty regarding the Company's ability to realize future tax benefits associated with the deferred tax assets. Deferred tax assets were comprised primarily of net operating loss carryovers under the cash method of accounting used by the Company for federal income tax reporting.

At December 31, 2001, the Company has net operating loss carryforwards of approximately $18,150,000 for federal income tax purposes expiring in 2006 through 2021. The ability of the Company to utilize these carryforwards may be limited should changes in stockholder ownership occur.

At December 31, 2001, the Company had approximately $14,000 of alternative minimum tax credits which may be carried forward indefinitely.

The difference between the reported income tax provision and the benefit normally expected by applying the statutory rate to the loss before income taxes results primarily from the inability of the Company to recognize its tax losses.

11. CONTINGENCIES

The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 2001.

12. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has and expects to have transactions with related parties, including stockholders. In addition to the transactions disclosed elsewhere in these financial statements, during 2001 the Company has used the law firm of Sprouse, Smith & Rowley, P.C. Mr. Edward Morris, Secretary of the Company, was a partner with Sprouse, Smith & Rowley through December 22, 2001. The Company was invoiced $50,501 during 2001 for legal services rendered by Sprouse, Smith & Rowley.

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