Form 10QSB
period 2002-03-31
AMARILLO BIOSCIENCES INC
filed 2002-05-15
CIK 1014763

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         MARCH 31, 2002
                               --------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20791


                           AMARILLO BIOSCIENCES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            TEXAS                                       75-1974352
--------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

 800 West Ninth, Amarillo, Texas                          79101
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

As of March 31, 2002 there were 8,912,405 shares of the issuer's common stock outstanding.

                           AMARILLO BIOSCIENCES, INC.


                                      INDEX


                                                                                PAGE NO.
                                                                                --------
PART I:    FINANCIAL INFORMATION
ITEM 1.    Financial Statements
           Consolidated Balance Sheet - March 31, 2002........................     3
           Consolidated Statements of Operations - Three Months Ended
           March 31, 2002 and March 31, 2001..................................     4
           Condensed Consolidated Statements of Cash Flows - Three
           Months Ended March 31, 2002 and 2001...............................     5
           Notes to Consolidated Financial Statements.........................     6

ITEM 2.    Management's Plan of Operations....................................     6

PART II:   OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds..........................    10

ITEM 6.    Exhibits and Reports on Form 8-K...................................    10

Signatures ...................................................................    11

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                   Amarillo Biosciences, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 March 31, 2002


ASSETS
Current assets:
  Cash                                                             $    224,125
  Inventory                                                              48,639
  Other current assets                                                   30,669
                                                                   ------------
Total current assets                                                    303,433

Property and equipment, net                                              78,688
Patents, net of accumulated amortization of $123,368                    136,457
                                                                   ------------
Total assets                                                       $    518,578
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                 $    812,810
  Accrued interest expense                                              198,543
  Other accrued expense                                                     641
  Current maturities of mortgage payable                                  5,949
                                                                   ------------
Total current liabilities                                             1,017,943

Mortgage payable, net of current maturities                              79,962
Notes payable to stockholder                                          2,000,000
                                                                   ------------
Total liabilities                                                     3,097,905

Commitments and contingencies

Stockholders' deficit
  Preferred stock, $.01 par value:
     Authorized shares - 10,000,000
     Issued shares - none                                                    --
  Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued shares - 8,912,405                                           89,124
  Additional paid-in capital                                         18,944,599
  Accumulated deficit                                               (21,613,050)
                                                                   ------------
Total stockholders' deficit                                          (2,579,327)
                                                                   ------------
Total liabilities and stockholders' deficit                        $    518,578
                                                                   ============

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                   THREE MONTHS ENDED MARCH 31,
                                                      2002             2001
                                                   -----------      -----------
Revenues:
  Dietary supplement sales                         $       561      $    33,600
  Interest income                                        1,090            1,280
  Federal research grants                                8,360               --
  Other                                                  1,766             (169)
                                                   -----------      -----------
                                                        11,777           34,711
Expenses:
  Research and development expenses                    179,765          114,223
  Selling, general and administrative
     expenses                                           47,425          119,131
  Interest expense                                      23,826           22,192
                                                   -----------      -----------
                                                       251,016          255,546
                                                   -----------      -----------

Net loss                                           $  (239,239)     $  (220,835)
                                                   ===========      ===========

Basic and diluted net loss per share               $     (0.03)     $     (0.03)
                                                   ===========      ===========

Weighted average shares outstanding                  8,843,912        7,807,357
                                                   ===========      ===========


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Amarillo Biosciences, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows


                                                           Three months ended
                                                                March 31,
                                                         ----------------------
                                                            2002         2001
                                                         ---------    ---------
Net cash used in operating activities                    $(337,415)   $(302,473)
                                                         ---------    ---------

Cash provided by (used in) investing activities:            (5,381)          --
  Repayments of notes payable                               (1,397)          --
  Issuance of common stock                                 500,000           --
                                                         ---------    ---------
     Net cash provided by financing activities             498,603           --
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents       155,807     (302,473)
                                                         ---------    ---------
Cash and cash equivalents at beginning of period            68,318      341,983
                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 224,125    $  39,510
                                                         =========    =========
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes                               $      --    $      --
                                                         =========    =========

Cash paid for interest                                   $   2,171    $      --
                                                         =========    =========

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation. The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission, are unaudited), but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

      Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

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

ITEM 2.         MANAGEMENT'S PLAN OF OPERATIONS

The Company's Management has developed a Plan of Operations for 2002. The Company continues to engage in research and development activities focused on developing biologics for the treatment of human and animal diseases. The Company has not commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. The Company's accumulated deficit has continued to grow, from $21,373,811 at December 31, 2001 to $21,613,050 at March 31, 2002. Operating losses are expected to continue for the foreseeable future and until such time as the Company is able to attain sales levels sufficient to support its operations.

As of March 31, 2002, the Company had current assets of $303,433, including cash in the amount of $224,125. The Company will need to raise additional capital in order to implement its plan of operations.

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

REVENUES FROM SALES OF DIETARY SUPPLEMENT: The Company had sales of anhydrous crystalline maltose (ACM), marketed locally as Maxisal(TM), generating $561 in the first quarter of 2002.

REVENUES FROM INTERFERON SALES: There have been no interferon sales in the first quarter of 2002.

RESEARCH AND DEVELOPMENT: Until it achieves commercial product sales, the Company's business is research and development, and this is the area in which the Company's principal efforts will be expended during 2002. The Company has budgeted approximately $346,235 for expenditure for the balance of the year on research and development, the expenditure of this amount will be subject to raising additional funds. The Company expended $179,765 in the first quarter of 2002 for specific research and development, projects; such amount does not include general administrative costs, or expenditures described under other categories below.

PERSONNEL: In addition to its intellectual property, the Company's principal assets are its personnel. The Company has been successful in controlling its personnel costs, both by maintaining its principal location in Amarillo, Texas, and by ensuring maximum efficiency and utilization of existing personnel. The Company has budgeted approximately $525,000 for personnel expenses during 2002, including salaries, payroll taxes, directors' and officers' general liability insurance, and group life, health, and liability insurance. The projected amount includes adding 2 full-time employees and 1 part-time employee over the course of the year bringing the potential staff total to 7 employees. Also, in lieu of cash compensation, the Company may issue stock options or other equity instruments to selected employees in fiscal 2002. The Company expended $110,622 for personnel in the first quarter of 2002.

At the present time, the President and CEO of the Company, Joseph M. Cummins, is also serving as the Company's Chief Financial Officer (CFO).

CONSULTING AND PROFESSIONAL (EXCEPT LEGAL AND ACCOUNTING): The Company has budgeted approximately $71,000 for expenditure on professional consultants in 2002. Consulting fees are expected to be paid to a number of independent consultants in connection with the operation of the Company and to certain directors who perform specific consulting tasks at the Company's request. The Company will continue to use the services of consultants to complement the Company's small full-time staff, where such is a more efficient utilization of the Company's resources. The Company expended $52,560 in the first quarter of 2002 for consulting and professional fees, including $50,000 in connection with the private placement.

LEGAL AND ACCOUNTING: Although the Company is not involved in litigation, it has budgeted legal expenses of approximately $120,000 in 2002. Approximately 20% of the Company's legal expenditures will be for preparation and filing of patents and for maintenance of existing patents in a number of countries. Other legal expenses will be related to compliance with laws and regulations affecting public companies, licensing and contracting and general corporate matters. The Company does not presently have an in-house legal staff, nor does it intend to put such a staff in place in 2002. The Company has budgeted $22,000 for accounting expense in 2002 and expects to use Malone & Bailey, PLLC as its independent auditors. The Company incurred $9,264 for legal and $8,021 for accounting fees in the first quarter of 2002.

PUBLIC RELATIONS, INVESTOR RELATIONS AND SHAREHOLDER RELATIONS: The Company has budgeted approximately $15,845 for public relations, investor relations and shareholder relations during 2002. The Company has also budgeted sufficient amounts to maintain its comprehensive web site (www.amarbio.com).

LIQUIDITY NEEDS: The principal budget items discussed above, along with other miscellaneous costs and expenses, will cause the Company to expend approximately $1.5 million in 2002. At March 31, 2002, the Company had available cash of approximately $224,124. The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flow to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company completed a private placement in January 2002 pursuant to which it raised $450,000, net of offering costs; however, the Company will need to raise additional funds in order to fully execute its 2002 Plan. The Company is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States, Canada, Europe and the Middle East. The Company believes that one or more of these agreements will be executed during 2002. These agreements could generally include provisions for the commercial partner to pay ABI a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to ABI upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for ABI. Management believes the fact that it has concluded an agreement with Atrix Laboratories, Inc. significantly enhances its ability to successfully raise additional funds from its commercial partnering activities and from private investors. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

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

                           PART II - OTHER INFORMATION

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS.

The Company's common stock is currently traded on the Over the Counter Bulletin Board. The Company sold 1,000,000 shares of its voting common stock on January 25, 2002, raising an aggregate of $500,000, as follows:


     DATE                         NUMBER OF                 PROCEEDS TO
                                 SHARES SOLD                 COMPANY
January 25, 2002                 1,000,000                   $450,000


There was no principal underwriter for the offering. The offering was limited to accredited investors within the meaning of Section 4(6) of the Securities Act of 1933 (the "Act"), and within the meaning of Regulation D promulgated under the Act. The offering was not registered, in reliance upon the exemption afforded by Rule 506 of Regulation D, promulgated under the Act, and a notice on Form D was timely filed with the Securities and Exchange Commission. The total offering price of the securities sold was $500,000, after deducting selling commission of $45,000 paid to First Island Capital, Inc., and other offering costs of $5,000, the net amount available to the Company was $450,000.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

      No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


      Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMARILLO BIOSCIENCES, INC.


Date: May 14, 2002                  By: /s/ JOSEPH M. CUMMINS
                                       ------------------------------------
                                            Joseph M. Cummins
                                            President, Chief Executive Officer
                                            and Chief Financial Officer