Form 10QSB
period 2002-06-30
AMARILLO BIOSCIENCES INC
filed 2002-08-14
CIK 1014763

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   JUNE 30, 2002
                               ------------------------------------------------


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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] . No [ ].

As of June 30, 2002 there were 8,912,405 shares of the issuer's common stock outstanding.

                           AMARILLO BIOSCIENCES, INC.

                                      INDEX


                                                                                          PAGE NO.
                                                                                          --------
PART I:      FINANCIAL INFORMATION

ITEM 1.      Financial Statements

             Consolidated Balance Sheet - June 30, 2002.................................... 3

             Consolidated Statements of Operations - Six Months Ended
             June 30, 2002 and June 30, 2001............................................... 4

             Condensed Consolidated Statements of Cash Flows - Six
             Months Ended June 30, 2002 and 2001........................................... 5

             Notes to Consolidated Financial Statements.................................... 6


ITEM 2.      Management's Plan of Operations............................................... 7


PART II:     OTHER INFORMATION


ITEM 2.      Changes in Securities and Use of Proceeds..................................... 10


ITEM 6.      Exhibits and Reports on Form 8-K.............................................. 10


Signatures   .............................................................................. 11

                         PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

                   Amarillo Biosciences, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (unaudited)
                                  June 30, 2002

ASSETS
Current assets:
     Cash                                              $     63,947
     Inventory                                               48,639
     Other current assets                                    21,567
                                                       ------------
Total current assets                                        134,153

Property and equipment, net                                  84,656
Patents, net of accumulated amortization of $119,117        148,336
                                                       ------------
Total assets                                           $    367,145
                                                       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                  $    824,264
     Accrued interest expense                               220,981
     Other accrued expense                                      118
         Current maturities of mortgage payable               6,069
                                                       ------------
     Total current liabilities                            1,051,432

     Mortgage payable, net of current maturities             78,410
     Notes payable to stockholder                         2,000,000
                                                       ------------
     Total liabilities                                    3,129,842

     Commitments and contingencies

     Stockholders' deficit
       Preferred stock, $.01 par value:
         Authorized shares - 10,000,000
         Issued shares - none                                    --
     Common stock, $.01 par value:
         Authorized shares - 20,000,000
         Issued shares - 8,912,405                           89,124
      Additional paid-in capital                         18,944,599
      Accumulated deficit                               (21,796,420)
                                                       ------------
     Total stockholders' deficit                         (2,762,697)
                                                       ------------
     Total liabilities and stockholders' deficit       $    367,145
                                                       ============

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                            Three months ended             Six months ended
                                                 June 30,                      June 30,
                                        --------------------------    --------------------------
                                           2002           2001           2002           2001
                                        -----------    -----------    -----------    -----------
Revenues:
  Dietary supplement sales              $     2,042    $    71,400    $     2,603    $   105,000
  Interferon sales                               --         60,500             --         60,500
  Interest income                               606            110          1,697          1,390
  Federal research grants                    39,982             --         48,342             --
  Other                                          --          4,766          1,766          4,597
                                        -----------    -----------    -----------    -----------
                                             42,631        136,776         54,408        171,487
Expenses:
  Cost of sales                                  --         75,431             --         82,631
  Research and development expenses         105,770        103,318        211,243        217,541
  Selling, general and administrative
   expenses                                  95,678         90,508        217,373        202,439
Interest expense                             24,554         22,438         48,401         44,630
                                        -----------    -----------    -----------    -----------
                                            226,002        291,695        477,017        547,241
                                        -----------    -----------    -----------    -----------

Net loss                                $  (183,371)   $  (154,919)   $  (422,609)   $  (375,754)
                                        ===========    ===========    ===========    ===========

Basic and diluted net loss per share    $     (0.02)   $     (0.02)   $     (0.05)   $     (0.05)
                                        ===========    ===========    ===========    ===========

Weighted average shares outstanding       8,843,912      7,831,225      8,843,912      7,819,357
                                        ===========    ===========    ===========    ===========


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Amarillo Biosciences, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                     Six months ended
                                                          June 30,
                                                   ----------------------
                                                     2002         2001
                                                   ---------    ---------
Net cash used in operating activities              $(480,470)   $(429,304)
                                                   ---------    ---------

Cash provided by (used in) investing activities      (21,072)          --
                                                   ---------    ---------

  Repayments of notes payable                         (2,829)          --
  Proceeds from mortgage loan                             --       90,000
  Issuance of common stock                           500,000       26,000
                                                   ---------    ---------
     Net cash provided by financing activities       497,171      116,000
                                                   ---------    ---------
Net increase (decrease) in cash                       (4,371)    (313,304)
                                                   ---------    ---------
Cash at beginning of period                           68,318      341,983
                                                   ---------    ---------
Cash at end of period                              $  63,947    $  28,679
                                                   =========    =========
Supplemental Disclosure of Cash Flow Information

Cash paid for income taxes                         $      --    $      --
                                                   =========    =========
Cash paid for interest                             $   4,307    $      --
                                                   =========    =========


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation. The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

     Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

2. Loss per share. Loss per share is computed based on the weighted average number of common shares outstanding.

3. Private placement. The Company completed a private placement in January 2002 pursuant to which it sold 1,000,000 shares of its voting common stock at $0.50 per share, for a total of $500,000. After deducting selling commission of $45,000 paid to First Island Capital, Inc., and other offering costs of $5,000, the net amount available to the Company was $450,000.

4. Supply agreements. On May 24, 2002, the Company entered into a supply agreement with Majsons Corp., whereby the Company will supply anhydrous crystalline maltose exclusively to Majsons Corp., for incorporation into products to be sold in Pakistan.

     On June 6, 2002, the Company entered into a supply agreement with STC International, Inc., whereby the Company will supply anhydrous crystalline maltose exclusively to STC International Inc., for incorporation into products to relieve dry mouth to be sold in Taiwan and Peoples Republic of China.

     On June 18, 2002, the Company entered into a supply agreement with Global Damon Pharm./Damon Pharm. Limited, whereby the Company will supply anhydrous crystalline maltose exclusively to Global Damon, for incorporation into products to relieve dry mouth to be sold in Korea.

     On July 12, 2002, the Company executed a License and Supply Agreement with African Health Solutions, LLC, (AHS) Greenville, Delaware providing the rights to oral low-dose interferon alpha for the treatment of hepatitis B patients in Africa. AHS obtained the right to perform clinical trials, distribute and market the product in 50 African countries. The Company shall receive a percent of all gross revenues received by AHS.

ITEM 2.     MANAGEMENT'S PLAN OF OPERATIONS

The Company's Management has developed a Plan of Operations for 2002. The Company continues to engage in research and development activities focused on developing biologics for the treatment of human and animal diseases. The Company has not commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. The Company's accumulated deficit has continued to grow, from $21,373,811 at December 31, 2001 to $21,796,420 at June 30, 2002. Operating losses are expected to continue for the foreseeable future and until such time as the Company is able to attain sales levels sufficient to support its operations.

As of June 30, 2002, the Company had current assets of $134,153 including cash in the amount of $63,947. The Company will need to raise additional capital in order to implement its plan of operations.

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

REVENUES FROM SALES OF DIETARY SUPPLEMENT: The Company had sales of anhydrous crystalline maltose (ACM), marketed locally as Maxisal(TM), generating $2,603 in the first six months of 2002.

REVENUES FROM INTERFERON SALES: There have been no interferon sales in the first half of 2002.

RESEARCH AND DEVELOPMENT: Until it achieves commercial product sales, the Company's business is research and development, and this is the area in which the Company's principal efforts will be expended during 2002. The Company has budgeted approximately $471,000 for expenditure on research and development during 2002, and the expenditure of this amount will be subject to raising additional funds. The Company expended $211,243 in the first six months of 2002 for specific research and development projects; such amount includes expenditures described under other categories below.

PERSONNEL: In addition to its intellectual property, the Company's principal assets are its personnel. The Company has been successful in controlling its personnel costs, both by maintaining its principal location in Amarillo, Texas, and by ensuring maximum efficiency and utilization of existing personnel. The Company has budgeted approximately $525,000 for personnel expenses during 2002, including salaries, payroll taxes, directors' and officers' general liability insurance, and group life, health, and liability insurance. Also, in lieu of cash compensation, the Company may issue stock options or other equity instruments to selected employees in fiscal 2002. The Company expended $221,446 for personnel in the first six months of 2002.

At the present time, the President and CEO of the Company, Joseph M. Cummins, is also serving as the Company's Chief Financial Officer (CFO).

CONSULTING AND PROFESSIONAL (EXCEPT LEGAL AND ACCOUNTING): The Company has budgeted approximately $71,000 for expenditure on professional consultants in 2002. Consulting fees are expected to be paid to a number of independent consultants in connection with the operation of the Company and to certain directors who perform specific consulting tasks at the Company's request. The Company will continue to use the services of consultants to complement the Company's small full-time staff, where such is a more efficient utilization of the Company's resources. The Company expended $55,987 in the first six months of 2002 for consulting and professional fees, including $50,000 in connection with the private placement.

LEGAL AND ACCOUNTING: Although the Company is not involved in litigation, it has budgeted legal expenses of approximately $120,000 in 2002. Approximately 20% of the Company's legal expenditures will be for preparation and filing of patents and for maintenance of existing patents in a number of countries. Other legal expenses will be related to compliance with laws and regulations affecting public companies, licensing and contracting and general corporate matters. The Company does not presently have an in-house legal staff, nor does it intend to put such a staff in place in 2002. The Company has budgeted $22,000 for accounting expense in 2002 and expects to use Malone & Bailey, PLLC as its independent auditors. The Company incurred $30,876 for legal and $13,319 for accounting fees in the first six months of 2002.

PUBLIC RELATIONS, INVESTOR RELATIONS AND SHAREHOLDER RELATIONS: The Company has budgeted approximately $15,845 for public relations, investor relations and shareholder relations during 2002. The Company has also budgeted sufficient amounts to maintain its comprehensive web site (www.amarbio.com).

LIQUIDITY NEEDS: The principal budget items discussed above, along with other miscellaneous costs and expenses, will cause the Company to expend approximately $750,000 during the last half of 2002. At June 30, 2002, the Company had available cash of approximately $63,947. The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flow to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company completed a private placement in January 2002 pursuant to which it raised $450,000, net of offering costs; however, the Company will need to raise additional funds in order to fully execute its 2002 Plan. The Company is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States, Canada and Europe. The Company believes that one or more of these agreements will be executed during 2002. These agreements could generally include provisions for the commercial partner to pay ABI a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to ABI upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for ABI. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Plan of Operations and elsewhere in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, achievements, costs or expenses and may contain words such as "believe," "anticipate," "expect," "estimate," "project," "budget," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-QSB and 10-KSB and include among others the following: promulgation and implementation of regulations by the U.S. Food and Drug Administration ("FDA"); promulgation and implementation of regulations by foreign governmental instrumentalities with functions similar to those of the FDA; costs of research and development and clinical trials, including without limitation, costs of clinical supplies, packaging and inserts, patient recruitment, trial monitoring, trial evaluation and publication; and possible difficulties in enrolling a sufficient number of qualified patients for certain clinical trials. The Company is also dependent upon a broad range of general economic and financial risks, such as possible increases in the costs of employing and/or retaining qualified personnel and consultants and possible inflation which might affect the Company's ability to remain within its budget forecasts. The principal uncertainties to which the Company is presently subject are its ability to raise operating capital, uncertainties regarding the terms and timing of one or more commercial partner agreements and its ability to continue as a going concern.

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

There was no principal underwriter for the offering. The offering was limited to accredited investors within the meaning of Section 4(6) of the Securities Act of 1933 (the "Act"), and within the meaning of Regulation D promulgated under the Act. The offering was not registered, in reliance upon the exemption afforded by Rule 506 of Regulation D, promulgated under the Act, and a notice on Form D was timely filed with the Securities and Exchange Commission. The total offering price of the securities sold was $500,000, and after deducting selling commission of $45,000 paid to First Island Capital, Inc., and other offering costs of $5,000, the net amount available to the Company was $450,000.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     a.  Exhibits:  None

     b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES



     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMARILLO BIOSCIENCES, INC.


Date: August 13, 2002                      By: /s/ JOSEPH M. CUMMINS
                                              ----------------------------------
                                              Joseph M. Cummins
                                              President, Chief Executive Officer
                                              and Chief Financial Officer


                                  Certification

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), the undersigned officer of Amarillo Biosciences, Inc., a Texas corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

     The Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (the "Form 10-QSB") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date: August 13, 2002                      By: /s/ JOSEPH M. CUMMINS
                                              ----------------------------------
                                              Joseph M. Cummins
                                              President, Chief Executive Officer
                                              and Chief Financial Officer