Form 10QSB
period 2002-09-30
AMARILLO BIOSCIENCES INC
filed 2002-11-14
CIK 1014763

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   SEPTEMBER 30, 2002
                               -------------------------------------------------


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

As of September 30, 2002 there were 8,982,072 shares of the issuer's common stock outstanding.

                           AMARILLO BIOSCIENCES, INC.


                                      INDEX



                                                                                                  PAGE NO.
                                                                                                  --------
PART I:              FINANCIAL INFORMATION

ITEM 1.              Financial Statements

                     Consolidated Balance Sheet - September 30, 2002............................... 3

                     Consolidated Statements of Operations - Nine Months Ended
                     September 30, 2002 and September 30, 2001..................................... 4

                     Condensed Consolidated Statements of Cash Flows - Nine
                     Months Ended September 30, 2002 and 2001...................................... 5

                     Notes to Consolidated Financial Statements.................................... 6


ITEM 2.              Management's Plan of Operations............................................... 7


ITEM 3.              Controls and Procedures....................................................... 10


PART II:             OTHER INFORMATION


ITEM 2.              Changes in Securities and Use of Proceeds..................................... 10


ITEM 6.              Exhibits and Reports on Form 8-K.............................................. 11


Signatures           .............................................................................. 12

                         PART I - FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

                   Amarillo Biosciences, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                   (unaudited)
                               September 30, 2002

ASSETS
Current assets:
  Cash                                                                                    $      4,488
  Inventory                                                                                     48,639
  Other current assets                                                                           8,524
                                                                                          ------------
Total current assets                                                                            61,651

Property and equipment, net                                                                     75,999
Patents, net of accumulated amortization of $120,970                                           162,087
                                                                                          ------------
Total assets                                                                              $    299,737
                                                                                          ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable                                                                    $    848,387
      Accrued interest expense                                                                 243,666
      Other accrued expense                                                                      8,544
      Current maturities of mortgage payable                                                     6,253
                                                                                          ------------
Total current liabilities                                                                    1,106,850

Mortgage payable, net of current maturities                                                     76,758
Notes payable to stockholder                                                                 2,000,000
                                                                                          ------------
Total liabilities                                                                            3,183,608

Commitments and contingencies

Stockholders' deficit
  Preferred stock, $.01 par value:
     Authorized shares - 10,000,000
     Issued shares - none                                                                           --
  Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued shares - 8,982,072                                                                  89,821
  Additional paid-in capital                                                                18,968,982
  Accumulated deficit                                                                      (21,942,673)
                                                                                          ------------
Total stockholders' deficit                                                                 (2,883,870)
                                                                                          ------------
Total liabilities and stockholders' deficit                                               $    299,737
                                                                                          ============


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                   --------------------              ------------------
                                                 2002             2001               2002              2001
                                            -------------------------------------------------------------------
Revenues:
  Dietary supplement sales                  $    5,591        $        -        $    8,194         $  105,000
  Interferon sales                                   -            50,400                 -            110,900
  Interest income                                   43               437             1,740              1,827
  Sublicense fees                                    -            70,000                 -             70,000
  Federal research grant                             -                 -            48,342                  -
  Other                                          4,920           364,629             6,686            369,226
                                            -------------------------------------------------------------------
                                                10,554           485,466            64,962            656,953

Expenses:
  Cost of sales                                    650                 -               650             82,631
  Research and
   development expenses                         76,152           118,096           287,395            335,637
  Selling, general, and
   administrative expenses                      55,220           172,414           272,593            374,853
  Interest expense                              24,785            24,924            73,186             69,554
                                            -------------------------------------------------------------------
                                               156,807           315,434           633,824            862,675
                                            -------------------------------------------------------------------

Income (loss) before income taxes             (146,253)          170,032          (568,862)          (205,722)
Income tax expense                                   -                 -                 -                  -
                                            -------------------------------------------------------------------
Net income (loss)                           $ (146,253)       $  170,032        $ (568,862)       $  (205,722)
                                            ===================================================================
Basic and diluted income (loss)
  per share                                 $    (0.02)       $     0.02        $    (0.06)       $     (0.03)
                                            ===================================================================
Weighted average shares outstanding          8,923,011         7,863,924         8,846,145          7,828,454
                                            ===================================================================


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Amarillo Biosciences, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                  -----------------------------------------
                                                                         2002                   2001
                                                                  --------------------    -----------------
Net cash used in operating activities                             $   (549,220)           $  (334,939)
                                                                  --------------------    -----------------
Cash provided by (used in) investing activities                        (25,473)                     -
                                                                  --------------------    -----------------
  Repayments of notes payable                                           (4,297)                     -
  Proceeds from mortgage loan                                                -                 90,000
  Proceeds from sublicense fees                                              -                 70,000
  Issuance of common stock                                             475,080                 26,200
                                                                  --------------------    -----------------
     Net cash provided by financing activities                         470,783                186,200
                                                                  --------------------    -----------------
Net increase (decrease) in cash                                       (103,910)              (148,739)
                                                                  --------------------    -----------------
Cash at beginning of period                                             68,318                341,983
                                                                  --------------------    -----------------
Cash at end of period                                             $      4,488            $   193,244
                                                                  ====================    =================
Supplemental Disclosure of Cash Flow Information                  $          -            $         -
                                                                  ====================    =================
Cash paid for interest                                            $      6,407            $         -
                                                                  ====================    =================


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

[PG NUMBER]

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

     Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

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


     On July 15, 2002, the Company commenced a private placement offering which is still ongoing. As of September 30, 2002, the Company had sold 69,667 unregistered shares of its voting common stock at a price of $0.36 per share, generating $25,080 in cash, and an additional 12,000 shares were sold in October 2002, generating $4,320, for a total of $29,400.

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

     On July 24, 2002, the Company executed a supply agreement with Rejuvena Distribution, LLC, Fort Worth, Texas whereby the Company will supply anhydrous crystalline maltose (trade name "Maxisal(TM)") for incorporation into products to relieve dry mouth to be sold in the USA and Canada.

     Effective August 20, 2002, the Company entered into an option agreement to test and evaluate transgenic potato that expresses human interferon alpha, developed by the following inventors, Hayashibara Biochemical Laboratories, Inc., of Okayama, Japan, Dr. Chihiro Sugimoto, Dr. Takeshi Matsumura, Hokkaido Green-Bio Institute, and Hokuren Federation of Agricultural Cooperatives all of Hokkaido, Japan. This agreement will remain exclusive for a 12-month period.

5. Subsequent event. Effective November 1, 2002 the Company executed a Promissory Note for $45,000 payable to an individual stockholder. The Promissory Note accrues interest at the rate per year that will be the lesser of 3% in excess of the prime interest rate published from time to time in the Wall Street Journal, adjusted on the first day of each calendar month based on such rate then in effect, or the maximum nonusurious rate of interest permitted by applicable law. Accrued interest is payable monthly, in arrears and the entire principal amount is payable October 31, 2004.

ITEM 2.                    MANAGEMENT'S PLAN OF OPERATIONS

The Company's Management has developed a Plan of Operations for 2002. The Company continues to engage in research and development activities focused on developing biologics for the treatment of human and animal diseases. The Company has not commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. The Company's accumulated deficit has continued to grow, from $21,373,811 at December 31, 2001 to $21,942,673 at September 30, 2002. Operating losses are expected to continue for the foreseeable future and until such time as the Company is able to attain sales levels sufficient to support its operations.

As of September 30, 2002, the Company had current assets of $61,651 including cash in the amount of $4,488. The Company will need to raise additional capital in order to implement its plan of operations.

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

REVENUES FROM SALES OF DIETARY SUPPLEMENT: The Company had sales of anhydrous crystalline maltose (ACM), marketed locally as Maxisal(TM), generating $8,194 in the first nine months of 2002.

REVENUES FROM INTERFERON SALES: There have been no interferon sales in 2002.

RESEARCH AND DEVELOPMENT: Until it achieves commercial product sales, the Company's business is research and development, and this is the area in which the Company's principal efforts will be expended during 2002. The Company has budgeted approximately $94,000 for expenditure in the fourth quarter of 2002, and the expenditure of this amount will be subject to raising additional funds. The Company expended $287,395 in the first nine months of 2002 for specific research and development projects; such amount includes expenditures described under other categories below.

PERSONNEL: In addition to its intellectual property, the Company's principal assets are its personnel. The Company has been successful in controlling its personnel costs, both by maintaining its principal location in Amarillo, Texas, and by ensuring maximum efficiency and utilization of existing personnel. The Company has budgeted approximately $88,000 for personnel expenses during the fourth quarter of 2002, including salaries, payroll taxes, group health, and liability insurance. Also, in lieu of cash compensation, the Company may issue stock options or other equity instruments to selected employees in fiscal 2002. The Company expended $328,898 for personnel in the first nine months of 2002.

At the present time, the President and CEO of the Company, Joseph M. Cummins, is also serving as the Company's Chief Financial Officer (CFO).

CONSULTING AND PROFESSIONAL (EXCEPT LEGAL AND ACCOUNTING): The Company has budgeted approximately $1,700 for expenditure on professional consultants for the remainder of 2002. Consulting fees are expected to be paid to a number of independent consultants in connection with the operation of the Company and to certain directors who perform specific consulting tasks at the Company's request. The Company will continue to use the services of consultants to complement the Company's small full-time staff, where such is a more efficient utilization of the Company's resources. The Company expended $6,059 in the first nine months of 2002 for consulting and professional fees.

LEGAL AND ACCOUNTING: Although the Company is not involved in litigation, it has budgeted legal expenses of approximately $15,000 for the fourth quarter of 2002. Approximately 20% of the Company's legal expenditures will be for preparation and filing of patents and for maintenance of existing patents in a number of countries. Other legal expenses will be related to compliance with laws and regulations affecting public companies, licensing and contracting, and general corporate matters. The Company does not presently have an in-house legal staff, nor does it intend to put such a staff in place in 2002. The Company has budgeted approximately $3,000 for accounting expenses for the fourth quarter of 2002 and expects to use Malone & Bailey, PLLC as its independent auditors. The Company incurred $34,997 for legal and $17,669 for accounting fees in the first nine months of 2002.

PUBLIC RELATIONS, INVESTOR RELATIONS AND SHAREHOLDER RELATIONS: The Company has budgeted approximately $1,500 for public relations, investor relations and shareholder relations during the remainder of 2002. The Company has also budgeted sufficient amounts to maintain its comprehensive web site (www.amarbio.com).

LIQUIDITY NEEDS: At September 30, 2002, the Company had available cash of approximately $4,488. The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flow to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company completed a private placement in January 2002 pursuant to which it raised $450,000, net of offering costs and currently has an ongoing private placement in effect which has raised $29,400 to date; however, the Company will need to raise additional funds in order to fully execute its 2002 Plan. The Company is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States, Canada and Europe. The Company believes that one or more of these agreements will be executed during 2002. These agreements could generally include provisions for the commercial partner to pay ABI a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to ABI upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for ABI. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

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

ITEM 3.                    CONTROLS AND PROCEDURES

Based on the evaluation by Dr. Joseph M. Cummins, chief executive officer and chief financial officer of the company, of the effectiveness of the company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Dr. Cummins concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and
(iii) no corrective actions were required to be taken.

                           PART II - OTHER INFORMATION

ITEM 2.                    CHANGES IN SECURITIES AND USE OF PROCEEDS.

The Company's common stock is currently traded on the Over the Counter Bulletin Board. The Company sold 1,069,667 shares of its voting common stock in January, August and September 2002 to six investors, raising an aggregate of $475,080, as follows:

                                             NUMBER OF             PROCEEDS TO
                     DATE                   SHARES SOLD             COMPANY
                     ----                   -----------            -----------
               January 25, 2002              1,000,000               $450,000

               August 16, 2002                  11,111                 $4,000

               September 16, 2002                3,000                 $1,080

               September 23, 2002               41,667                $15,000

               September 25, 2002               13,889                 $5,000
                                             ---------               --------
               Total                         1,069,667               $475,080


There was no principal underwriter for the offering. The offering was conducted in accordance with Regulation D promulgated under the Securities Act of 1933 (the "Act"). The offering was not registered, in reliance upon the exemption afforded by Rule 506 of Regulation D, promulgated under the Act, and a notice on Form D was timely filed with the Securities and Exchange Commission. The total offering price of the securities sold was $525,080, and after deducting selling commission of $45,000 paid to First Island Capital, Inc., and other offering costs of $5,000, in connection with the January 25, 2002 sale; the total net amount available to the Company was $475,080.


ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K.

     a.   Exhibits: None

     b. Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES



     Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    AMARILLO BIOSCIENCES, INC.


Date: November 13, 2002             By:   /s/ Joseph M. Cummins
                                        --------------------------------------
                                          Joseph M. Cummins
                                          President, Chief Executive Officer
                                          and Chief Financial Officer



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Amarillo Biosciences, Inc. on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



Date: November 13, 2002             By:   /s/ Joseph M. Cummins
                                       ----------------------------------------
                                          Joseph M. Cummins
                                          President, Chief Executive Officer
                                          and Chief Financial Officer

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                  CERTIFICATION


         I, Joseph M. Cummins, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Amarillo Biosciences, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. As the registrant's certifying officer I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                    /s/ Joseph M. Cummins
                                    --------------------------------------------
                                    Name:  Joseph M. Cummins
                                    Title: President and Chief Executive Officer
                                           and Chief Financial Officer