Form 10KSB
period 2002-12-31
AMARILLO BIOSCIENCES INC
filed 2003-04-15
CIK 1014763

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 0-20791

                           AMARILLO BIOSCIENCES, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                          TEXAS                                   75-1974352
     (State of other jurisdiction of incorporation or          (I.R.S. Employer
                      organization)                          Identification No.)

           800 WEST 9TH AVENUE, AMARILLO, TEXAS                     79101
         (Address of principal executive offices)                 (Zip Code)


         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:       (806) 376-1741

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
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Revenues for its most recent fiscal year were $79,730.

         As of December 31, 2002, there were outstanding 8,994,072 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the OTC BB) was approximately $284,477.

                                     PART I

         The following contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in "Management's 2003 Plan of Operations" as well as those discussed elsewhere in this Form 10-KSB. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Amarillo Biosciences, Inc. (the "Company" or "ABI"), a Texas corporation formed in 1984, is engaged in developing biologics for the treatment of human and animal diseases. The Company is currently focusing its research on human health indications for the use of low-dose orally administered natural human interferon alpha, particularly for the treatment of Sjogren's syndrome, Behcet's disease, fibromyalgia, idiopathic pulmonary fibrosis and oral warts in HIV+ patients. The Company believes that significant worldwide opportunities exist for the development of low-dose orally administered natural interferon alpha as a cost-effective, non-toxic, efficacious alternative to the treatment of disease by injection of high doses of interferon alpha. In addition, the Company believes that low-dose orally administered natural human interferon alpha will be an effective treatment for diseases or conditions for which current therapies are inadequate.

         The Company owns or licenses 18 United States patents relating to low-dose oral natural interferon alpha. Since 1992, the Company has filed with the U.S. Food and Drug Administration ("FDA"), and there now are in effect, 6 Investigational New Drug ("IND") Applications covering indicated uses for low-dose oral interferon alpha, including treatment of Sjogren's syndrome and fibromyalgia.

         The Company's objective is to exploit its proprietary technology to become a leader in the field of low-dose oral applications of interferon alpha. The Company's business strategy is to pursue those indications for low-dose oral interferon alpha treatment for which initial clinical research has indicated the treatment is efficacious and which, in the opinion of the Company, have the greatest commercial potential and are most likely to be approved by the FDA. To the extent possible, the Company will attempt to minimize the cost to the Company of obtaining FDA approval by utilizing forms of interferon alpha already approved (in other dosage forms and for different indications) by the Japanese Ministry of Health and Welfare for human use. The Company believes that cost savings will result from this strategy. The Company will attempt to gain market share for approved products by forming alliances with strong marketing partners.

         The Company has 3 full-time employees. The Company makes extensive use of consultants in business and research and development.

HUMAN HEALTH APPLICATIONS

Sjogren's Syndrome. Sjogren's syndrome is a chronic autoimmune disorder characterized by dryness of the eyes and mouth. It can exist as a primary disorder or in association with other autoimmune diseases such as rheumatoid arthritis, systemic lupus erythematosus and scleroderma. Patients with primary Sjogren's syndrome may have clinical signs such as rash, arthritis, pneumonitis and nephritis. Typical symptoms include the sensation of burning in the eyes, difficulty swallowing, painful throat, fatigue and dryness of the mouth, skin, nose and vagina. Oral candidiasis (a fungal infection of the mouth) may also arise as a result of reduced saliva flow. Although Sjogren's syndrome is not life threatening, it can cause extreme discomfort and seriously impair quality of life.

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

Importantly, in interferon alpha treated subjects a significant (p (less than or equal to 0.05) correlation was seen between increases in UWS and improvement in a number of the symptoms of Sjogren's syndrome that were assessed in the study, including oral dryness, throat dryness, nasal dryness and the ability to swallow foods. This finding suggests that patients were able to perceive a benefit of having increased salivary flow.

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

The Company discussed the results of these studies with the FDA in February 2001. The FDA felt the demonstrated improvement in UWS flow was encouraging, but not sufficient for marketing approval as UWS was a secondary, rather than a primary study endpoint. The FDA suggested that the Company sponsor an additional, large-scale Phase III study that would include UWS flow as the primary endpoint. Instead, the Company proposed a study designed to demonstrate, by biopsy, improvement at the site of disease activity, the salivary glands. The Company believes that, if successful, the salivary gland study results, along with the beneficial UWS results generated in the twin Phase III studies, would form a reasonable basis for the approval of oral interferon alpha in the treatment of Sjogren's syndrome. Even though the FDA stated their belief that the data package would still be insufficient, the Company plans to conduct a biopsy study and, if successful, to file for marketing approval.

Fibromyalgia Syndrome. The Company completed a second Phase II clinical trial in fibromyalgia in March 2000. Fibromyalgia syndrome has only recently been recognized as a separate clinical entity, much to the relief of patients suffering from chronic pain and stiffness. The market in the U.S. has been estimated at 5-10 million patients, which may well be underestimated.

Current treatment consists of antidepressants and painkillers. There is an immense loss of working hours in the U.S. due to fibromyalgia, and a subsequently heavy financial burden to patients, employers and the government (estimated at $15 billion annually).

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

Participants were also given a low dose of the anti-depressant drug amitriptyline, which they began taking one month prior to the start of the interferon alpha trial and continued throughout the three-month study. The addition of the amitriptyline was deemed necessary so the placebo patients would not have to tolerate a three-month study without any beneficial therapy. However, use of amitriptyline complicated the analysis and interpretation of the study results.

Patients who did not worsen during the lead-in month of treatment with amitriptyline went on to demonstrate a significant reduction in morning stiffness (p<0.005) when they took the 50 IU interferon alpha lozenges once a day for three months, as compared to those who received placebo. However, those patients who reported worsening of their morning stiffness during the lead-in month of amitriptyline showed no benefit during the subsequent three months of interferon alpha treatment.

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

HIV. A pilot trial was completed in the treatment of persistent, treatment-resistant oral viral warts in patients infected with HIV. Oral warts have been identified as an oral complication of HIV infection with a growing incidence. In this open-label study, significant reductions were seen in wart surface area and numbers of warts following treatment with low dose orally administered IFNa. The Company filed with the FDA Office of Orphan Drugs and was granted (Summer 2000) orphan drug status for low dose IFNa treatment in this condition. Future clinical trials will be conducted to confirm and extend these initial encouraging results.

Behcet's Disease. Behcet's disease is a severe chronic relapsing inflammatory disorder marked by oral and genital ulcers, eye inflammation (uveitis) and skin lesions, as well as varying multisystem involvement including the joints, blood vessels, central nervous system, and gastrointestinal tract. The oral lesions are an invariable sign, occurring in all patients at some time in the disease. Behcet's disease is found world-wide, and is a significant cause of partial or total disability. The US patient population has been estimated as 15,000. The Company filed with the FDA Office of Orphan Drugs and was granted (Spring 2000) orphan drug status for low dose orally administered IFNa treatment in this condition. Future clinical trials in Behcet's disease will depend on funding.

Idiopathic Pulmonary Fibrosis. Idiopathic Pulmonary Fibrosis (IPF) is a chronic inflammatory fibrotic disorder localized to the lower respiratory tract and characterized by an alveolitis dominated by alveolar macrophages, polymorphonuclear leukocytes (PMNs) and, to a lesser extent, lymphocytes and eosinophils. The disease usually presents as dyspnea on exertion, the chest x-ray shows diffuse reticulonodular infiltrates, and analysis of lung function reveals restrictive abnormalities. The disease process does not affect the upper or conducting airways, but bronchiolitis of respiratory bronchioles may be present and alveolar units are always involved.

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

ABI's low-dose orally administered interferon alpha is being tested as a treatment for IPF under an Advanced Technology Program Grant awarded by the State of Texas to the Texas Tech University Health Sciences Center in Lubbock. The $100,000 grant is being used by the Health Science Center to support a pilot study of 20 patients with IPF. ABI is collaborating on this research with Lorenz
O. Lutherer, MD, PhD, professor, physiology, and Cynthia A. Jumper, MD, associate professor patient care, internal medicine, and is providing support in the form of study drug, data management and biostatistical analysis. Seven IPF patients are currently on treatment with interferon alpha lozenges. Four of the 7 IPF patients have already been treated for 12 months and all 4 patients are stable or improved, according to Dr. Lutherer.

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

         In 1981, HBL established the Fujisaki Institute to accelerate development of industrial methods for the production of biologics and to sponsor clinical trials for such products. In 1985, HBL built the Fujisaki Cell Center to support basic research. In 1987, HBL successfully accomplished the mass production of human cells in an animal host by producing human cells in hamsters. This made it possible to economically produce a natural form of human interferon alpha and other biologics. HBL also has developed and obtained patents for technology relating to the production of interferon alpha-containing lozenges by which the stability of the interferon alpha activity can be maintained for up to 24 months at room temperature and up to five years if the product is refrigerated. The Company believes that the use of such lozenges gives it advantages over competitive technologies in terms of cost, taste and ease of handling. On March 13, 1992, the Company entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the "Development Agreement"). Such Development Agreement was subsequently amended on January 17, 1996 and May 10, 1996. Among other things, the Development Agreement provides the Company with a source of natural human interferon alpha for use in the Company's interferon alpha-containing products. Additional information on the Development Agreement is set forth in footnote 4 to the Consolidated Financial Statements attached to this 10-KSB.

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

OTHER AGREEMENTS

         In 2002 the Company entered into various licensing and supply arrangements which could serve as a source of future revenue for the Company; however, none of these arrangements are currently contributing in a significant manner to the Company's revenue, and these arrangements are not considered by the Company's management to be material, either individually or in the aggregate.

PATENTS AND PROPRIETARY RIGHTS

         One patent was issued in 2002. This 2002 patent is entitled "Interfeorn Dosage Form and Method Therefor" (U.S. Patent No. 6,372,281 B1) issued April 16, 2002, valid until April 16, 2019. Notice of Allowance of Claims was received on a patent entitled "Interferon-Alpha Mediated Upregulation of Aquaporin Expression" and it issued January 14, 2003 (U.S. Patent No. 6,506,377), valid until September 27, 2021.

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

         ABI obtained an IND for oral interferon alpha in the treatment of Sjogren's syndrome in 1994. ABI successfully completed Phase I development in 1996, Phase II development in 1997 and launched the first of its Phase III trials in November 1998. All Phase III trials in the treatment of Sjogren's syndrome were completed in 2000. Our goal is to initiate a biopsy study of patients in 2003.

RESEARCH AND DEVELOPMENT

         During the years ended December 31, 2002 and 2001, the Company incurred expenses of $382,880 and $516,288, respectively, resulting from Company-sponsored research and development activities. Research and development is expected to remain a significant component of the

Company's business. The Company has arranged for others to perform substantially all of its clinical research and intends to continue to do so while utilizing its staff for monitoring such research. See also ITEM 6, "MANAGEMENT'S 2003 PLAN OF OPERATIONS - Research and Development".

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company's executive and administrative offices are located at 800 West 9th Avenue, Amarillo, Texas in a 1,500 square-foot facility leased by the Company. The building contains offices, meeting rooms and a biologic storage area. The Company believes that the facility is adequate for its present and anticipated use.

ITEM 3. LEGAL PROCEEDINGS.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Company is presently traded on the OTC Bulletin Board under the symbol AMAR. The range of high and low sales prices as quoted on the OTC Bulletin Board for each quarter of 2002 and 2001 was as follows:

                                                   2002                                       2001
                                   --------------------------------------     -------------------------------------
           Quarter                       High                  Low                  High                 Low
-------------------------------    ----------------    ------------------     ----------------    -----------------
            First                       $1.1800              $0.3300               $1.3750             $0.5156

            Second                       0.5500               0.3100                0.9000              0.5400

            Third                        0.4700               0.1500                0.9000              0.6000

            Fourth                       0.2500               0.0500                0.9000              0.5100


         As of December 31, 2002, the Company had 375 shareholders of record.

ITEM 6. MANAGEMENT'S 2003 PLAN OF OPERATIONS.

         The Company's Management has developed a Plan of Operations for 2003. The Company continues to engage in research and development activities focused on developing biologics for the treatment of human and animal diseases. The Company has not commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. The Company's accumulated deficit has continued to grow, from approximately $21,374,000 at December 31, 2001 to $22,130,000 at December 31, 2002. Operating
losses are expected to continue for the foreseeable future and until such time as the Company is able to attain sales levels sufficient to support its operations.

         In 2003 the Company will continue its research and development activities, as well as the activities necessary to develop commercial partnerships and licenses. The Company's expenditure of financial resources in 2003 will fall principally into five broad categories, as follows: Research and Development; Personnel; Consulting and Professional (except legal and accounting); Legal and Accounting; and Public Relations, Investor Relations and Shareholder Relations. The Company's expectations and goals with respect to these categories are addressed separately below, by category.

REVENUE FROM SALES OF DIETARY SUPPLEMENT

         The Company had sales of ACM generating $10,942 for the Company in 2002. Other supply agreements, are expected to provide additional revenue to the Company, although the amount cannot be predicted and may not be material.

REVENUES FROM INTERFERON SALES

         There were no sales of interferon alpha in 2002.

RESEARCH AND DEVELOPMENT

         Until it achieves commercial product sales, the Company's business is research and development and this is the area where the Company's principal efforts will be expended in 2003. The Company has budgeted approximately $592,731 for expenditure in 2003 on research and development.

         Other Research and Development expenditures in 2002 included costs associated with the Company's Heliobacter pylori vaccine development program being conducted at the Ohio State University.

PERSONNEL

         In addition to its intellectual property, the Company's principal assets are its personnel. The Company has been successful in controlling its personnel costs, both by maintaining its principal location in Amarillo, Texas and by ensuring maximum efficiency and utilization of existing personnel. The Company has budgeted approximately $275,489 for personnel expenses in 2003, including salaries, payroll taxes, group health and liability insurance. Also, in lieu of cash compensation, the Company may issue stock options or other equity instruments to selected employees in fiscal 2003.

         At the present time, the President and CEO of the Company, Joseph M. Cummins, is also serving as the Company's Chief Financial Officer ("CFO").

CONSULTING AND PROFESSIONAL (EXCEPT LEGAL AND ACCOUNTING)

         The Company has budgeted approximately $12,000 for expenditure on professional consultants in 2003. Consulting fees are expected to be paid to a number of independent consultants in connection with the operation of the Company and to certain directors who perform specific consulting tasks at the Company's request. The Company will continue to use the services of consultants to complement the Company's small full-time staff, where such is a more efficient utilization of the Company's resources.

LEGAL AND ACCOUNTING

         Although the Company is not involved in litigation, it has budgeted legal expenses of approximately $100,000 in 2003. Approximately 20% of the Company's legal expenditures will be for preparation and filing of patents and for maintenance of existing patents in a number of countries. Other legal expenses will be related to compliance with laws and regulations affecting public companies, licensing and contracting and general corporate matters. The Company does not presently have an in-house legal staff, nor does it intend to put such a staff in place in 2003. The Company has budgeted $18,000 for accounting expense in 2003 and expects to use Malone & Bailey, PLLC as its independent auditors.

PUBLIC RELATIONS, INVESTOR RELATIONS AND SHAREHOLDER RELATIONS

         The Company has budgeted approximately $5,000 for public relations, investor relations and shareholder relations in 2003. The plan for hiring an investor relations firm is to pay in stock options, not cash. The Company has also budgeted sufficient amounts to maintain its comprehensive web site (www.amarbio.com).

LIQUIDITY NEEDS

         The principal budget items discussed above, along with other miscellaneous costs and expenses, will cause the Company to expend approximately $1 million in 2003. At December 31, 2002, the Company had available cash of approximately $100, and had a working capital deficit of approximately ($1,183,566). The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2003 Plan. The Company is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States, Canada, Europe and the Middle East. The Company believes that one or more of these agreements will be executed during 2003.

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

FORWARD-LOOKING STATEMENTS

         Certain statements made in this Plan of Operations and elsewhere in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, achievements, costs or expenses and may contain words such as "believe," "anticipate," "expect," "estimate," "project," "budget," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-QSB and 10-KSB and include among others the following: promulgation and implementation of regulations by the U.S. Food and Drug Administration ("FDA"); promulgation and implementation of regulations by foreign governmental instrumentalities with functions similar to those of the FDA; costs of research and development and clinical trials, including without limitation, costs of clinical supplies, packaging and inserts, patient recruitment, trial monitoring, trial evaluation and publication; and possible difficulties in enrolling a sufficient number of qualified patients for certain clinical trials. The Company is also dependent upon a broad range of general economic and financial risks, such as possible increases in the costs of employing and/or retaining qualified personnel and consultants and possible inflation which might affect the Company's ability to remain within its budget forecasts. The principal uncertainties to which the Company is presently subject are its inability to ensure that the results of trials performed by the Company will be sufficiently favorable to ensure eventual regulatory approval for commercial sales, its inability to accurately budget at this time the possible costs associated with hiring and retaining of additional personnel, uncertainties regarding the terms and timing of one or more commercial partner agreements and its ability to continue as a going concern.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         As of December 31, 2002, the directors and executive officers of the Company were as follows:


NAME                                                      AGE       POSITION
----------------------------------------------------    --------    -----------------------------------------------
Joseph Cummins, DVM, PhD (1)(3).................          60        Chairman of the Board, President, Chief
                                                                    Executive Officer, Chief Financial Officer
                                                                    and Director

Stephen Chen, PhD (2)(4)........................          53        Director

James Cook (1)(3)(5)............................          68        Director

Katsuaki Hayashibara (3)(4)(5)..................          58        Director

Dennis Moore, DVM (1)(4)(5).....................          56        Director

James Page, MD (1)(2)(5)........................          75        Director

The following is not an executive officer, but is expected by the Company to make a significant contribution to the business:

Martin J. Cummins...............................          35        Director of Clinical & Regulatory Affairs

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

         The Company's directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. Directors are reimbursed for any out-of-pocket expenses in connection with their attendance at meetings. In addition, each director has been granted 20,000 non-qualified stock options. Such options expire August 29, 2006, are completely vested, and are exercisable at $.65 per share, which was the fair market value of the Company's stock on the date of grant. In the event of the voluntary termination of a recipient's association with the Company as a director, the options must be exercised within 90 days after such termination, and in the event they are not so exercised, will lapse.

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

ITEM 10. EXECUTIVE COMPENSATION.


         The following table sets forth for the three years ended December 31, 2002 compensation paid by the Company to its Chairman of the Board, President and Chief Executive Officer and to its Chief Operating Officer. None of the Company's other executive officers had annual salary and bonus in excess of $100,000 for services rendered during any of the three years ended December 31, 2002.

                           SUMMARY COMPENSATION TABLE


                                                                            Annual Compensation
                                                           --------------------------------------------------------
  NAME AND PRINCIPAL POSITION                  YEAR           SALARY             BONUS         OTHER COMPENSATION
------------------------------               -------       -----------       -----------      ---------------------
Dr. Joseph Cummins, Chairman
     of the Board, President and Chief         2002          $121,338          $   -                $       -
     Executive Officer...................
                                               2001           148,042          $   -                $       -
                                               2000            25,935          $   -                $       -

Kathleen Kelleher, Chief
     Operating Officer and Vice-President      2002                 -          $   -                $       -
     of Business Development.............
                                               2001             8,123          $   -                $       -

                                               2000           123,043          $   -                $       -

                              OPTION GRANTS IN 2002

        The following table sets forth certain information relating to options granted in 2002 to the executive officers named above, to purchase shares of common stock of the Company.

                                           NUMBER OF
                                           SHARES OF
                                             COMMON           % OF TOTAL
                                              STOCK             OPTIONS
                                           UNDERLYING           GRANTED          EXERCISE OR
                                            OPTIONS          TO EMPLOYEES        BASE PRICE           EXPIRATION
  NAME                                     GRANTED (#)          IN 2002            ($/SH)                DATE
--------------------------------------   --------------     ---------------    ---------------     ----------------
Joseph M. Cummins.....................       150,000                43%             $0.06 (1)        12-23-2007


(1)  The fair market value of the common stock on the date of the grant.

                AGGREGATED OPTION EXERCISES AT DECEMBER 31, 2002
                           AND YEAR-END OPTION VALUES

        The following table sets forth information for the executive officers named above, regarding the exercise of options during 2002 and unexercised options held at the end of 2002.

                                                               NUMBER OF SHARES OF
                                                                   COMMON STOCK                  VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED                 IN-THE-MONEY
                                SHARES         VALUE                OPTIONS AT                        OPTIONS AT
                              ACQUIRED ON    REALIZED         DECEMBER 31, 2002 (#)            DECEMBER 31, 2002 ($) (1)
NAME                         EXERCISE (#)       ($)         EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
---------------------       --------------   --------      ----------------------------      ----------------------------
Joseph Cummins                     -             -          447,000   /       None                $0    /     None

Kathleen Kelleher                  -             -           44,000   /       None               None   /     None

(1) Calculated based on the closing price of the common stock ($0.06) as reported by OTC BB on December 31, 2002.

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

                                                                   Cash Compensation            Security Grants
                                                            ----------------------------------  ---------------
                                                                                                   NUMBER OF
                                                                                                  SECURITIES
                                                                                   CONSULTING     UNDERLYING
NAME                                                        MEETING FEES (1)         FEES (2)       OPTIONS
----------------------------------------                    ----------------      ------------  ---------------
Stephen Chen, PhD                                              $   -                $   -          50,000

James Cook                                                         -                    -          97,250

Katsuaki Hayashibara                                               -                    -          50,000

Dennis Moore, DVM                                                  -                    -          50,000

James Page, MD                                                     -                    -          50,000

(1) Directors do not receive compensation for attendance at directors' meetings.
(2) Each director receives $1,200 per day, prorated for partial days, for employment on special projects or assignments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        As of December 31, 2002, there were 8,994,072 shares of the Company's common stock outstanding. The following table sets forth as of December 31, 2002, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:

NAME AND ADDRESS                                                    NUMBER OF SHARES            PERCENT OF TOTAL
------------------------------------------------------------    -------------------------    ----------------------
Hayashibara Biochemical Laboratories, Inc.
2-3 Shimoishii 1-chome                                                 3,290,781                       37%
Okayama 700, Japan

Cheryl A. Ulie
8843 SE 77th Place                                                     1,000,000                       11%
Mercer Island, Washington 98040

        The following table sets forth the beneficial ownership of the Company's stock as of December 31, 2002 by each executive officer and director and by all executive officers and directors as a group:

DIRECTORS                                                      NUMBER OF SHARES    PERCENT OF TOTAL
Joseph Cummins                                                      237,546             3.0%

Dennis Moore                                                         84,616             1.0%

James Cook                                                           66,600 (1)           *

Katsuaki Hayashibara                                                 48,240               *

Stephen Chen                                                         13,500               *

James Page                                                                -               -

Total Group (all directors and executive
officers - 6 persons)                                                                   4.0%

*  Less than 1%
 (1)  All of such shares are owned jointly with Mr. Cook's wife.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has relied significantly on HBL, the largest shareholder of the Company, for a substantial portion of its capital requirements. Pursuant to the Development Agreement described at Item 1 of Part 1 above, HBL advanced $9,000,000 for funding of research. In addition, HBL has purchased substantial amounts of the Company's common stock from time to time, to the point where it now owns 37% of the issued and outstanding shares of common stock of the Company. HBL loaned $1 million to the Company on November 30, 1999 and an additional $1 million on February 29, 2000, both loans bearing interest at 4.5% per annum. The aggregate balance on both notes at December 31, 2002, including principal and accrued interest, was $2,266,351. In addition to the above, HBL and the Company are parties to various license and manufacturing and supply agreements pursuant to which the Company licenses certain technology to or from HBL. HBL supplies formulations of its interferon alpha and other products to the Company.

         During 2002, the Company used the law firm of SandersBaker, P.C. Mr. Edward Morris, Secretary of the Company is a partner in that firm. The Company was invoiced $33,801 by said firm in 2002.

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

    NUMBER        DESCRIPTION

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

   10.28** Distribution Agreement dated September 17, 1997 between HBL and the Company (tumor necrosis factor-alpha).

   10.29** Distribution Agreement dated September 17, 1997 between HBL and the Company (interferon gamma).

  10.30*** Amendment No. 1 dated September 28, 1998 to License Agreement of March 22, 1988 between The Texas A&M University System and the Company.

   10.36++ License Agreement dated February 1, 2000 between Molecular Medicine Research Institute and the Company (interferon gamma administered orally).

     NUMBER       DESCRIPTION

  10.37++(a)      License and Supply Agreement dated April 3, 2000 with Key
                  Oncologics (Pty) Ltd. and the Company.

    10.38++ Amendment No. 1 dated April 4, 2000, to Interferon Gamma Distribution Agreement dated September 17, 1997 between HBL and the Company (interferon gamma).

  10.39++(a)      License and Supply Agreement dated April 25, 2000 between
                  Biopharm for Scientific Research and Drug Industry Development and the Company.

  10.40++(a)      Sales Agreement dated May 5, 2000 between Wilke Resources,
                  Inc. and the Company.

    10.41++ Engagement Agreement dated September 26, 2000 between Hunter Wise Financial Group, LLC and the Company.

  10.42++(a)      Supply Agreement (Anhydrous Crystalline Maltose) dated October
                  13, 2000 between Hayashibara Biochemical Laboratories, Inc.
                  and the Company.

  10.43++(a)      Supply Agreement dated December 11, 2000 between Natrol, Inc.
                  and the Company.

 10.44+++(a)      License Agreement dated September 7, 2001 between Atrix
                  Laboratories, Inc. and the Company.

         21. Subsidiaries of the Company. The following sets forth the name and jurisdiction of incorporation of each subsidiary of the Company. All of such subsidiaries are wholly-owned by the Company.


                    NAME                                         JURISDICTION OF INCORPORATION
                    -----------------------------------          -----------------------------
                    VANGUARD BIOSCIENCES, INC.                                 TEXAS

                    VELDONA USA, INC.                                          TEXAS

                    VELDONA AFRICA, INC.                                       TEXAS

                    VELDONA POLAND, INC.                                       TEXAS

                    ABI TAIWAN, INC.                                           TEXAS

                    AMARILLO CELL OF CANADA, INC.                              TEXAS

        99.1      906 Certification

*The Exhibit is incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form SB-2 filed with and declared effective by the Commission (File No. 333-4413) on August 8, 1996.
**The Exhibit is incorporated by reference to the Company's 1997 Annual Report on Form 10-KSB filed with the Commission on or before March 31, 1998.
***The Exhibit is incorporated by reference to the Company's 1998 Annual Report on Form 10-KSB filed with the Commission on or before March 31, 1999.
+The Exhibit is incorporated by reference to the Company's Report on Form 10-QSB for the quarterly period ended June 30, 1999, filed with the Commission on August 12, 1999 and subsequently amended on September 13, 1999.
++The Exhibit is incorporated by reference to the Company's 2000 Annual Report on Form 10-KSB filed with the Commission on or before April 16, 2001.
+++ The Exhibit is incorporated by reference to the Company's Report on Form 8-K filed with the Commission on September 24, 2001.
(a)Portions of this exhibit have been omitted and filed separately with the commission.

                               REPORTS ON FORM 8-K

         None.

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

Date: /s/  April 11, 2003
     ---------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                                     Title                               Date
---------                                                                     -----                               ----
/s/ JOSEPH M. CUMMINS                                        Chairman of the Board,                         April 11, 2003
------------------------------------------------------------ President, Chief Financial Officer,      -----------------------------
Joseph M. Cummins                                            Director and
                                                             Chief Executive Officer


/s/ STEPHEN T. CHEN                                          Director                                       April 11, 2003
------------------------------------------------------------                                          -----------------------------
Stephen T. Chen

/s/JAMES COOK                                                Director                                       April 13, 2003
------------------------------------------------------------                                          -----------------------------
James Cook

/s/ KATSUAKI HAYASHIBARA                                     Director                                       April 11, 2003
------------------------------------------------------------                                          -----------------------------
Katsuaki Hayashibara

/s/ DENNIS MOORE                                             Director                                       April 13, 2003
------------------------------------------------------------                                          -----------------------------
Dennis Moore

/s/ JAMES A. PAGE                                            Director                                       April 11, 2003
------------------------------------------------------------                                          -----------------------------
James A. Page

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13A-14 AND 15D-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                  CERTIFICATION

         I, Joseph M. Cummins, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Amarillo Biosciences, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 11, 2003                    /s/  Joseph M. Cummins
                                    --------------------------------------------
                                    Name:  Joseph M. Cummins
                                    Title: President and Chief Executive Officer
                                           and Chief Financial Officer

                           Amarillo Biosciences, Inc.
                                and Subsidiaries


                        Consolidated Financial Statements

                          Year ended December 31, 2002



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

Consolidated Statements of Cash Flows ......................................F-5

Notes to Consolidated Financial Statements .................................F-6

              Report of Malone & Bailey, PLLC Independent Auditors


The Board of Directors
Amarillo Biosciences, Inc.

We have audited the accompanying consolidated balance sheet of Amarillo Biosciences, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amarillo Biosciences, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to execute its 2003 Plan raise doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 1.) The 2002 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PLLC
Houston, Texas
April 8, 2003

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2002


ASSETS
Current assets:
  Cash                                                      $        100
  Other current assets                                            10,039
                                                            ------------
Total current assets                                              10,139

Property and equipment, net                                       74,842
Patents, net of accumulated amortization of $132,599             162,309
                                                            ------------
Total assets                                                $    247,290
                                                            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                          $    873,745
  Accrued interest expense                                       267,176
  Accrued payroll                                                 42,238
  Other accrued expense                                            4,136
  Current maturities of mortgage payable                           6,410
                                                            ------------
Total current liabilities                                      1,193,705

Mortgage payable, net of current maturities                       75,095
Notes payable to stockholders                                  2,045,000
                                                            ------------
Total liabilities                                              3,313,800

Commitments and contingencies

Stockholders' Deficit
  Preferred stock, $.01 par value:
     Authorized shares - 10,000,000
     Issued shares - none
  Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued shares - 8,994,072 in 2002                            89,941
  Additional paid-in capital                                  18,923,182
  Accumulated deficit                                        (22,079,633)
                                                            ------------
Total stockholders' deficit                                   (3,066,510)
                                                            ------------
Total liabilities and stockholders' deficit                 $    247,290
                                                            ============


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                     Consolidated Statements of Operations



                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                           2002           2001
                                                      --------------------------
Revenues:
  Dietary supplement sales                            $    10,942    $   105,000
  Interferon sales                                              -        110,900
  Interest income                                           1,740          2,343
  Sublicense fees                                          10,000         70,000
  Reimbursement of research and
     development expenses                                       -         99,600
  Assignment of orphan drug
     designation                                                -        265,000
  Federal Research Grant                                   48,342              -
  Other                                                     8,707         53,391
                                                      --------------------------
                                                           79,730        706,234
Expenses:
  Research and development expenses                       382,880        516,288
  Selling, general and administrative
     expenses                                             303,627        576,570
  Interest expense                                         99,045         94,981
                                                      --------------------------
                                                          785,552      1,187,839
                                                      --------------------------

Net loss                                              $  (705,822)   $  (481,605)
                                                      ==========================

Basic and diluted net loss per share                  $     (0.08)   $     (0.06)
                                                      ==========================

Weighted average shares outstanding                     8,864,277      7,852,358
                                                      ==========================

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                Consolidated Statements of Stockholders' Deficit
                          Years Ended December 31, 2002


                                                                  COMMON STOCK           ADDITIONAL                     TOTAL
                                                    ISSUANCE  -----------------------      PAID IN     ACCUMULATED   STOCKHOLDERS'
                                                     PRICE       SHARES      AMOUNT        CAPITAL       DEFICIT    EQUITY (DEFICIT)
                                                   --------------------------------------------------------------------------------

Balance at December 31, 2000                                    7,807,357       78,074     18,399,449   (20,892,206)  (2,414,683)
Net loss and total comprehensive loss for year
    ended December 31, 2001                                             -            -              -      (481,605)    (481,605)
Issuance of common stock for cash in private
     placement                                       0.500         82,400          824         40,376             -       41,200
Issuance of common stock in lieu of salary           0.660         22,648          226         14,774             -       15,000
                                                              ------------------------------------------------------------------
Balance at December 31, 2001                                    7,912,405   $   79,124  $  18,454,599  $(21,373,811) $(2,840,088)

Net loss and total comprehensive loss for year
    ended December 31, 2002                                             -            -              -      (705,822)    (705,822)
Issuance of common stock for cash in private
     placement, net of expenses                      0.500      1,000,000       10,000        440,000             -      450,000
Issuance of common stock for cash in private
     placement                                       0.360         81,667          817         28,583             -       29,400
                                                              ------------------------------------------------------------------
Balance at December 31, 2002                                    8,994,072   $   89,941  $  18,923,182  $(22,079,633) $(3,066,510)
                                                              ==================================================================

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                           Amarillo Biosciences, Inc.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                     YEAR ENDED DECEMBER 31,
                                                       2002          2001
                                                    ------------------------
OPERATING ACTIVITIES
Net loss                                            $(705,822)   $(481,605)
Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation                                       5,702        8,682
     Loss on obsolete inventory                        48,639            -
     Amortization                                      17,129       14,250
     Gain on sale of assets                            (2,560)      (5,196)
     Common stock issued for services                       -       15,000
     Equipment issued for services                          -        2,400
     Changes in operating assets and liabilities:
       Inventory                                            -        7,200
       Other current assets                            41,366       (5,906)
       Accounts payable                                (2,548)     (77,930)
       Accrued expenses                                55,961      153,248
                                                    ----------------------
Net cash used in operating activities                (542,133)    (369,857)

INVESTING ACTIVITIES
Proceeds from sale of equipment                         9,225        7,500
Purchase of equipment                                  (7,359)           -
Patents                                               (46,548)     (39,816)
                                                    ----------------------
Net cash used in investing activities                 (44,682)     (32,316)
                                                    ----------------------

FINANCING ACTIVITIES
Proceeds from notes payable                            45,000       90,000
Repayments of notes payable                            (5,803)      (2,692)
Issuance of common stock                              479,400       41,200
                                                    ----------------------
Net cash provided by financing activities             518,597      128,508
                                                    ----------------------
Net decrease in cash                                  (68,218)    (273,665)
Cash at beginning of period                            68,318      341,983
                                                    ----------------------
Cash at end of period                               $     100    $  68,318
                                                    ======================
SUPPLEMENTAL INFORMATION
Cash paid for income taxes                                  -            -
Cash paid for interest                              $   9,045    $   4,444
                                                    ======================

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2002



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

     The Company's 2003 Plan of Operations calls for the Company to expend approximately $1 million in 2003. At December 31, 2002, the Company had available cash of $100 and negative working capital of approximately ($1,183,566). The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to execute its 2003 Plan. The Company is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States, Canada, Europe and the Middle East. The Company believes that one or more of these agreements will be executed during 2003. These agreements could generally include provisions for the commercial partner to pay ABI a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to ABI upon the accomplishment of certain defined tasks and/or could provide for payments relating to

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2002



     the future sales of commercial product. These agreements could be an important source of funds for ABI. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

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

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2002



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

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2002



     2. PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and consist of the following:

                                                   DECEMBER 31,
                                               -------------------
                                                       2002
                                               -------------------
     Land                                       $            8,000
     Building                                               94,531
     Furniture and equipment                               116,230
                                               -------------------
                                                           218,761
     Less accumulated depreciation                         143,919
                                               -------------------
                                                $           74,842
                                               ===================

     3. NOTES PAYABLE

     The Company had a loan agreement with HBL, which called for HBL to loan the Company $3,000,000 to be advanced in three installments. The annual interest rate on unpaid principal from the date of each respective advance was 4 1/2%, with accrued interest being payable at the maturity of the note. $1,000,000 is payable on or before July 22, 2004, or on or before the expiration of one (1) year after approval of the Company's product by the FDA, whichever occurs first. The other $1,000,000 is due on or before February 29, 2005, or on or before the expiration of one year after approval of the Company's product by the FDA, whichever occurs first.

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

     On June 6, 2001 the Company borrowed $90,000 under a real estate lien note agreement collateralizing the Company's building with Apple Cattle Company, a Texas general partnership. The annual interest rate on unpaid principal is 10% , due and payable in monthly installments of $1,660, including escrow for taxes and insurance of $471, continuing until June 6, 2011. Subsequently, the building was sold on February 14, 2003 for a sales price of $137,500. The real estate lien note was paid off at closing. The Company leases space in the same building on a month to month basis.

     Effective November 1, 2002 the Company executed a Promissary Note for $45,000 payable to an individual stockholder. The Promissary Note accrues interest at the rate per year that will be the lesser of 3% in excess of the prime interest rate published from time to time in the Wall Street

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2002



     Journal, adjusted on the first day of each calendar month based on such rate then in effect, or the maximum nonusurious rate of interest permitted by applicable law. Accrued interest is payable monthly, in arrears and the entire principal amount is payable October 31, 2004. The Note Holder is granted the right to purchase, within the next 3 years, up to 30,000 shares of stock at an exercise price of $0.15 per share.

     Subsequent event. Effective March 21, 2003 the Company executed a Promissary Note for $45,000 payable to an individual stockholder. The Promissary Note accrues interest at the rate per year that will be the lesser of 3% in excess of the prime interest rate published from time to time in the Wall Street Journal, adjusted on the first day of each calendar month based on such rate then in effect, or the maximum nonusurious rate of interest permitted by applicable law. Accrued interest is payable monthly, in arrears and the entire principal amount is payable October 31, 2004. The Note Holder is granted the right to purchase, within the next 3 years, up to 50,000 shares of stock at an exercise price of $0.06 per share.

     4. MANUFACTURING AND SUPPLY AGREEMENTS

     The Company was a party to the following manufacturing and supply agreements at December 31, 2002:

     The Company has a Joint Development and Manufacturing/Supply Agreement with HBL (the Development Agreement), a major stockholder (see Note 7) under which HBL will formulate, manufacture and supply HBL interferon for the Company or any sublicensee. In exchange, HBL is entitled to receive a transfer fee, specified royalties and a portion of any payment received by the Company for sublicense of rights under this agreement. The agreement further provides that the Company sublicense to HBL the right to market HBL interferon for oral use in humans and in non-human, warm-blooded species in Japan, in exchange for the Company receiving a royalty fee based on net sales. The Company is the exclusive agent for the development of HBL interferon for non-oral use in humans and in non-human, warm-blooded species in North America, in exchange, HBL is entitled to receive a transfer fee based on units of interferon supplied and the agreement also provides that a royalty fee be paid to HBL. As part of the License Agreement with Atrix Laboratories, Inc. executed September 7, 2001 (see below) a second amendment to the Development Agreement was executed extending the Development Agreement to March 12, 2005 and will be renewed automatically for successive three-year terms.

     The Company has a supply agreement with HBL under which the Company gained an exclusive right to purchase and distribute anhydrous crystalline maltose for the treatment of dry mouth (xerostomia). This exclusive supply agreement is worldwide, except Japan.

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2002



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

     On July 15, 2002, the Company commenced a private placement offering which is still ongoing. As of December 31, 2002, the Company had sold 81,667 unregistered shares of its voting common stock at a price of $0.36 per share, generating $29,400 in cash.

     The Company completed a private placement in January 2002 pursuant to which it sold 1,000,000 shares of its voting common stock at $.50 per share, for a total of $500,000. After deducting selling commission of $45,000 paid to First Island Capital, Inc., and other offering costs of $5,000, the net proceeds to the Company were $450,000.

     On August 29, 2001, a Resolution was approved by the Company's Board of Directors authorizing issuance of restricted stock within the meaning of Rule 144 promulgated under the Securities Act of 1933, to Martin J. Cummins, in lieu of salary. Under this Resolution 22,648 shares were earned in August and September 2001, aggregating $15,000 in stock compensation.

     On April 18, 2001, the Company commenced a private placement offering. By the end of its second quarter, the Company sold 52,400 unregistered shares of its voting common stock at a price of $.50 per share, generating $26,200 in cash, and an additional 30,000 shares were sold in October, generating $15,000, for a total of $41,200.

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2002



     The Company has 63,200 warrants to purchase common stock through April 11, 2005 at $3.125 per share and warrants to purchase common stock at $3.75 per share. Accordingly, the Company has reserved an additional 126,400 shares of its common stock to satisfy the possible future exercise of such warrants.

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

     No options were granted in 2002 pursuant to the Company's Employee and Director Stock Option Plans, although 693,250 non-qualified options were granted as follows: 447,250 to Directors (50,000 per Director, except for Joseph M. Cummins, who was granted 150,000, and Jim Cook, who in addition to his 50,000 director options, was granted 47,250 options for consulting services rendered); 6,000 to a former Director, Tom D'Alonzo, for consulting services rendered; 230,000 to other employees of the Company; and 10,000 to the Company's secretary, Edward L. Morris. All such options vested immediately.

     Tom D'Alonzo's 6,000 consulting options were granted December 31, 2002, and have an exercise price of $.44 per share; Jim Cook's 47,250 consulting options were granted on various dates, as services were rendered, with exercise prices from $.44 per share to $.60 per share; and 30,000 of the employee options were granted April 12, 2002, at an exercise price of $.44 per share. All other 2002 options were granted December 23, 2002, and have an exercise price of $.06 per share, which was the fair market value of the stock on the date of grant.

     Supplemental information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2002



     using the Black-Scholes option pricing model with the following weighted average assumptions for 2002 and 2001, respectively: risk-free interest rate of 4.10% and 5.30%; dividend yield of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 106% and 93%; and a weighted-average expected life of the option of 5 and 5 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The expense amounts for 2002 and 2001 are not necessarily indicative of the effects on reported net income (loss) for future years. The Company's pro forma information as of December 31, is as follows:

                                                                        2002                2001
                                                                 ------------------------------------
     Pro forma net loss                                          $     (745,027)      $    (667,080)
     Pro forma basic and diluted net loss per share              $        (0.08)      $       (0.08)

     Based on the Black-Scholes method, the fair value of the options granted during the year ended December 31, is as follows:


                                                                         2002               2001
                                                                 ------------------------------------
     Number of options issued at fair market value of stock             640,000            178,500
     Weighted-average fair value of options                               $0.06              $0.48
     Weighted-average exercise price of options                           $0.08              $0.67

     A summary of the Company's stock option activity and related information for the year ended December 31, is as follows:

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2002


                                                           2002                                  2001
                                          --------------------------------------    ----------------------------------
                                                                  WEIGHTED                              WEIGHTED
                                                                  AVERAGE                               AVERAGE
                                                                  EXERCISE                              EXERCISE
                                                 OPTIONS           PRICE              OPTIONS            PRICE
                                          --------------------------------------    ----------------------------------
     Outstanding, beginning of year                 997,187       $1.76                1,082,812          $1.94
     Granted                                        711,589        0.12                  178,250           0.67
     Canceled                                      (146,000)       0.98                 (263,875)          1.76
     Exercised                                            -        -                           -           -
     Outstanding, end of year                     1,562,776       $0.98                  997,187          $1.76
                                          =================                         ============
     Exercisable at end of year                   1,521,653       $0.97                  970,712          $1.73
                                          =================                         ============

     Exercise prices for options outstanding as of December 31, 2002 ranged from $0.06 to $5.00. Of these options, 148,000 have exercise prices ranging from $3.38 to $5.00 and the remainder range from $0.06 to $2.75. The weighted-average remaining contractual life of those options is 3.44 years.

     9. EMPLOYEE BENEFIT PLAN

     The Company has a Simplified Employee Pension Plan (the Plan), which is a contributory plan that covers all employees of the Company. Contributions to the Plan are at the discretion of the Company. The plan expense for the years ended December 31, 2002 and 2001, were $0, and $0, respectively.

     10. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company's deferred tax asset of approximately $7,000,000 and $6,711,000 at December 31, 2002 and 2001 respectively, was subject to a valuation allowance of $7,000,000 and $6,711,000 at December 31, 2002 and 2001
     respectively, because of uncertainty regarding the Company's ability to realize future tax benefits associated with the deferred tax assets. Deferred tax assets were comprised primarily of net operating loss carryovers under the cash method of accounting used by the Company for federal income tax reporting.

     At December 31, 2002, the Company has net operating loss carryforwards of approximately $18,166,000 for federal income tax purposes expiring in 2006 through 2022. The ability of the Company to utilize these carryforwards may be limited should changes in stockholder ownership occur.

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2002


     The difference between the reported income tax provision and the benefit normally expected by applying the statutory rate to the loss before income taxes results primarily from the inability of the Company to recognize its tax losses.

     11. CONTINGENCIES

     The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 2002.

     12. RELATED PARTY TRANSACTIONS

     In the ordinary course of business, the Company has and expects to have transactions with related parties, including stockholders. In addition to the transactions disclosed elsewhere in these financial statements, during 2002 the Company has used the law firm of SandersBaker, P.C. Mr. Edward Morris, Secretary of the Company, is a partner in that firm. The Company was invoiced $33,801 during 2002 for legal services rendered by SandersBaker.

                                 EXHIBIT INDEX

    NUMBER        DESCRIPTION

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

   10.28** Distribution Agreement dated September 17, 1997 between HBL and the Company (tumor necrosis factor-alpha).

   10.29** Distribution Agreement dated September 17, 1997 between HBL and the Company (interferon gamma).

  10.30*** Amendment No. 1 dated September 28, 1998 to License Agreement of March 22, 1988 between The Texas A&M University System and the Company.

   10.36++ License Agreement dated February 1, 2000 between Molecular Medicine Research Institute and the Company (interferon gamma administered orally).

     NUMBER       DESCRIPTION

  10.37++(a)      License and Supply Agreement dated April 3, 2000 with Key
                  Oncologics (Pty) Ltd. and the Company.

    10.38++ Amendment No. 1 dated April 4, 2000, to Interferon Gamma Distribution Agreement dated September 17, 1997 between HBL and the Company (interferon gamma).

  10.39++(a)      License and Supply Agreement dated April 25, 2000 between
                  Biopharm for Scientific Research and Drug Industry Development and the Company.

  10.40++(a)      Sales Agreement dated May 5, 2000 between Wilke Resources,
                  Inc. and the Company.

    10.41++ Engagement Agreement dated September 26, 2000 between Hunter Wise Financial Group, LLC and the Company.

  10.42++(a)      Supply Agreement (Anhydrous Crystalline Maltose) dated October
                  13, 2000 between Hayashibara Biochemical Laboratories, Inc.
                  and the Company.

  10.43++(a)      Supply Agreement dated December 11, 2000 between Natrol, Inc.
                  and the Company.

 10.44+++(a)      License Agreement dated September 7, 2001 between Atrix
                  Laboratories, Inc. and the Company.

         21. Subsidiaries of the Company. The following sets forth the name and jurisdiction of incorporation of each subsidiary of the Company. All of such subsidiaries are wholly-owned by the Company.


                    NAME                                         JURISDICTION OF INCORPORATION
                    -----------------------------------          -----------------------------
                    VANGUARD BIOSCIENCES, INC.                                 TEXAS

                    VELDONA USA, INC.                                          TEXAS

                    VELDONA AFRICA, INC.                                       TEXAS

                    VELDONA POLAND, INC.                                       TEXAS

                    ABI TAIWAN, INC.                                           TEXAS

                    AMARILLO CELL OF CANADA, INC.                              TEXAS

        99.1      906 Certification

*The Exhibit is incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form SB-2 filed with and declared effective by the Commission (File No. 333-4413) on August 8, 1996.
**The Exhibit is incorporated by reference to the Company's 1997 Annual Report on Form 10-KSB filed with the Commission on or before March 31, 1998.
***The Exhibit is incorporated by reference to the Company's 1998 Annual Report on Form 10-KSB filed with the Commission on or before March 31, 1999.
+The Exhibit is incorporated by reference to the Company's Report on Form 10-QSB for the quarterly period ended June 30, 1999, filed with the Commission on August 12, 1999 and subsequently amended on September 13, 1999.
++The Exhibit is incorporated by reference to the Company's 2000 Annual Report on Form 10-KSB filed with the Commission on or before April 16, 2001.
+++ The Exhibit is incorporated by reference to the Company's Report on Form 8-K filed with the Commission on September 24, 2001.
(a)Portions of this exhibit have been omitted and filed separately with the commission.