Form 10QSB
period 2003-03-31
AMARILLO BIOSCIENCES INC
filed 2003-05-15
CIK 1014763

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     MARCH 31, 2003
                               ----------------------


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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X].  No[ ].

As of March 31, 2003 there were 8,994,072 shares of the issuer's common stock outstanding.

                           AMARILLO BIOSCIENCES, INC.


                                      INDEX


                                                                                                         PAGE NO.
                                                                                                         --------
PART I:              FINANCIAL INFORMATION

ITEM 1.              Financial Statements

                     Consolidated Balance Sheet - March 31, 2003 .......................................        3

                     Consolidated Statements of Operations - Three Months Ended
                     March 31, 2003 and March 31, 2002 .................................................        4

                     Condensed Consolidated Statements of Cash Flows - Three
                     Months Ended March 31, 2003 and 2002 ..............................................        5

                     Notes to Consolidated Financial Statements ........................................        6

ITEM 2.              Management's Plan of Operations ...................................................        6

ITEM 3.              Controls and Procedures ...........................................................        9

PART II:             OTHER INFORMATION

ITEM 6.              Exhibits and Reports on Form 8-K ..................................................       10

Signatures .............................................................................................       11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   Amarillo Biosciences, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 March 31, 2003

ASSETS
Current assets:
   Cash                                                            $     14,584
   Other current assets                                                   3,443
                                                                   ------------
Total current assets                                                     18,027

Property and equipment, net                                               1,616
Patents, net of accumulated amortization of $134,412                    162,723
                                                                   ------------
Total assets                                                       $    182,366
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                $    865,080
   Accrued interest expense                                             287,137
   Accrued payroll expense                                               46,542
   Other accrued expense                                                   (537)
                                                                   ------------
Total current liabilities                                             1,198,222

Notes payable to stockholders                                         2,090,000
                                                                   ------------
Total liabilities                                                     3,288,222

Commitments and contingencies

Stockholders' deficit
   Preferred stock, $.01 par value:
      Authorized shares - 10,000,000
      Issued shares - none                                                   --
   Common stock, $.01 par value:
      Authorized shares - 20,000,000
      Issued shares - 8,994,072                                          89,941
   Additional paid-in capital                                        18,923,182
   Accumulated deficit                                              (22,118,979)
                                                                   ------------
Total stockholders' deficit                                          (3,105,856)
                                                                   ------------
Total liabilities and stockholders' deficit                        $    182,366
                                                                   ============

                   Amarillo Biosciences, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                    THREE MONTHS ENDED MARCH 31,
                                                       2003              2002
                                                   ------------      ------------
Revenues:
   Dietary supplement sales                        $      4,806      $        561
   Interferon sales                                      10,000                --
   Interest income                                           --             1,090
   Federal research grants                                6,586             8,360
   Gain on sale of building and equipment                34,790                --
   Other                                                  4,505             1,766
                                                   ------------      ------------
                                                         60,687            11,777
Expenses:
   Research and development expenses                     40,292           179,765
   Selling, general and administrative
     expenses                                            37,187            47,425
   Interest expense                                      22,554            23,826
                                                   ------------      ------------
                                                        100,033           251,016
                                                   ------------      ------------

Net loss                                           $    (39,346)     $   (239,239)
                                                   ============      ============

Basic and diluted net loss per share               $     (0.004)     $      (0.03)
                                                   ============      ============

Weighted average shares outstanding                   8,994,072         8,843,912
                                                   ============      ============

                   Amarillo Biosciences, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                                 Three months ended
                                                                      March 31,
                                                              --------------------------
                                                                 2003            2002
                                                              ----------      ----------
Net cash used in operating activities                         $  (69,362)     $ (337,415)
                                                              ----------      ----------

Cash provided by (used in) investing activities                  119,836          (5,381)
                                                              ----------      ----------

Cash from financing activities:
   Proceeds from notes payable                                    45,000              --
   Repayments of notes payable                                   (80,990)         (1,397)
   Issuance of common stock                                           --         500,000
                                                              ----------      ----------
      Net cash provided by (used in) financing activities        (35,990)        498,603
                                                              ----------      ----------
Net increase (decrease) in cash and cash equivalents              14,484         155,807
                                                              ----------      ----------
Cash and cash equivalents at beginning of period                     100          68,318
                                                              ----------      ----------
Cash and cash equivalents at end of period                    $   14,584      $  224,125
                                                              ==========      ==========
Supplemental Disclosure of Cash Flow Information

Cash paid for income taxes                                    $       --      $       --
                                                              ==========      ==========

Cash paid for interest                                        $    1,768      $    2,171
                                                              ==========      ==========

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation. The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

     Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

2. Loss per share. Loss per share is computed based on the weighted average number of common shares outstanding.

3. Recent Accounting Pronouncements. In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation----Transition and Disclosure----an amendment of FASB Statement No. 123", This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 is not expected to have a material effect on the Company's financial position or results of its operations. There is no pro forma disclosure as of March 31, 2003 since all options are fully vested as of 12/31/02.


ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

The Company's Management has developed a Plan of Operations for 2003. The Company continues to engage in research and development activities focused on developing biologics for the treatment of human and animal diseases. The Company has not commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. The Company's accumulated deficit has continued to grow, from $22,080,000 at December 31, 2002 to $22,119,000 at March 31,

2003. Operating losses are expected to continue for the foreseeable future and until such time as the Company is able to attain sales levels sufficient to support its operations.

As of March 31, 2003, the Company had current assets of $18,027, including cash in the amount of $14,584. The Company will need to raise additional capital in order to implement its plan of operations.

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

REVENUES FROM SALES OF DIETARY SUPPLEMENT: The Company had sales of anhydrous crystalline maltose (ACM), marketed locally as Maxisal(R), generating $4,806 in the first quarter of 2003.

REVENUES FROM INTERFERON SALES: There were $10,000 of interferon sales in the first quarter of 2003.

RESEARCH AND DEVELOPMENT: Until it achieves commercial product sales, the Company's business is research and development, and this is the area in which the Company's principal efforts will be expended during 2003. The Company has budgeted approximately $296,389 for expenditure for the balance of the year on research and development, the expenditure of this amount will be subject to raising additional funds. The Company expended $40,292 in the first quarter of 2003 for specific research and development, projects; such amount does not include general administrative costs, or expenditures described under other categories below.

PERSONNEL: In addition to its intellectual property, the Company's principal assets are its personnel. The Company has been successful in controlling its personnel costs, both by maintaining its principal location in Amarillo, Texas, and by ensuring maximum efficiency and utilization of existing personnel. The Company has budgeted approximately $275,489 for personnel expenses during 2003, including salaries, payroll taxes, and group health, insurance. The projected amount does not include adding employees. Also, in lieu of cash compensation, the Company may issue stock options or other equity instruments to selected employees in fiscal 2003. The Company expended $68,067 for personnel in the first quarter of 2003.

At the present time, the President and CEO of the Company, Joseph M. Cummins, is also serving as the Company's Chief Financial Officer (CFO).

CONSULTING AND PROFESSIONAL (EXCEPT LEGAL AND ACCOUNTING): The Company has budgeted approximately $12,000 for expenditure on professional consultants in 2003. Consulting fees are expected to be paid to a number of independent consultants in connection with the operation of the Company and to certain directors who perform specific consulting tasks at the Company's request. The Company will continue to use the services of consultants to complement the Company's small full-time staff, where such is a more efficient utilization of the Company's resources. The Company expended $227 in the first quarter of 2003 for consulting and professional fees.

LEGAL AND ACCOUNTING: Although the Company is not involved in litigation, it has budgeted legal expenses of approximately $100,000 in 2003. Approximately 20% of the Company's legal expenditures will be for preparation and filing of patents and for maintenance of existing patents in a number of countries. Other legal expenses will be related to compliance with laws and regulations affecting public companies, licensing and contracting and general corporate matters. The Company does not presently have an in-house legal staff, nor does it intend to put such a staff in place in 2003. The Company has budgeted $18,000 for accounting expense in 2003 and expects to use Malone & Bailey, PLLC as its independent auditors. The Company incurred $4,992 for legal and $6,000 for accounting fees in the first quarter of 2003.

PUBLIC RELATIONS, INVESTOR RELATIONS AND SHAREHOLDER RELATIONS: The Company has budgeted approximately $5,000 for public relations, investor relations and shareholder relations during 2003. The Company has also budgeted sufficient amounts to maintain its comprehensive web site (www.amarbio.com).

LIQUIDITY NEEDS: At March 31, 2003, the Company had available cash of approximately $14,584, and had a working capital deficit of approximately $1,180,195. The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2003 Plan. The Company is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States, Canada, Europe and the Middle East. The Company believes that one or more of these agreements will be executed during 2003. These agreements could generally include provisions for the commercial partner to pay ABI a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to ABI upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for ABI. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

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


ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation conducted by Dr. Joseph M. Cummins, both the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of a date within 90 days of the filing date of this quarterly report ("Evaluation Date"), of the effectiveness of the Company's disclosure controls and procedures, Dr. Joseph M. Cummins concluded that, as of the Evaluation Date, (1) there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, (2) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date and (3) no corrective actions were required to be taken.


                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES



                  Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AMARILLO BIOSCIENCES, INC.


Date: May 15, 2003                     By:  /s/ Joseph M. Cummins
                                          --------------------------------------
                                            Joseph M. Cummins
                                            President, Chief Executive Officer
                                            and Chief Financial Officer


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Amarillo Biosciences, Inc. on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



Date: May 15, 2003                     By:  /s/ Joseph M. Cummins
                                          --------------------------------------
                                            Joseph M. Cummins
                                            President, Chief Executive Officer
                                            and Chief Financial Officer

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


Date: May 15, 2003                           /s/ Joseph M. Cummins
                                       -----------------------------------------
                                       Name: Joseph M. Cummins
                                       Title: President, Chief Executive Officer
                                               and Chief Financial Officer