Form 10QSB
period 2003-06-30
AMARILLO BIOSCIENCES INC
filed 2003-08-14
CIK 1014763

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   JUNE 30, 2003
                               -------------------------------------------------


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

As of June 30, 2003 there were 9,644,072 shares of the issuer's common stock outstanding.

                           AMARILLO BIOSCIENCES, INC.

                                      INDEX

                                                                           PAGE NO.
                                                                           --------

PART I:     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

            Consolidated Balance Sheet - June 30, 2003...................      3

            Consolidated Statements of Operations - Six Months Ended
            June 30, 2003 and June 30, 2002..............................      4

            Condensed Consolidated Statements of Cash Flows - Six
            Months Ended June 30, 2003 and 2002..........................      5

            Notes to Condensed Consolidated Financial Statements.........      6

ITEM 2.     Management's Plan of Operations..............................      7

ITEM 3.     Controls and Procedures......................................     10

PART II:    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K.............................     10

Signatures  .............................................................     11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   Amarillo Biosciences, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  June 30, 2003
                                   (unaudited)

ASSETS
Current assets:
  Cash                                                       $      4,219
  Other current assets                                              6,903
                                                             ------------

Total current assets                                               11,122

Property and equipment, net                                         1,272
Patents, net of accumulated amortization of $136,245              162,441
                                                             ------------

Total assets                                                 $    174,835
                                                             ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                           $    881,018
  Accrued interest expense                                        309,575
  Accrued payroll expense                                          83,883
  Other accrued expense                                            (6,819)
                                                             ------------
Total current liabilities                                       1,267,657

Notes payable to stockholders                                   2,090,000
                                                             ------------
Total liabilities                                               3,357,657

Commitments and contingencies

Stockholders' deficit
  Preferred stock, $.01 par value:
     Authorized shares - 10,000,000
     Issued shares - none                                              --
  Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued shares - 9,644,072                                     96,441
  Additional paid-in capital                                   19,058,682
  Accumulated deficit                                         (22,337,945)
                                                             ------------
Total stockholders' deficit                                    (3,182,822)
                                                             ------------

Total liabilities and stockholders' deficit                  $    174,835
                                                             ============

                   Amarillo Biosciences, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                                     Three months ended               Six months ended
                                                           June 30,                       June 30,
                                                 ----------------------------    ----------------------------
                                                     2003            2002            2003            2002
                                                 ------------    ------------    ------------    ------------

Revenues:
  Dietary supplement sales                       $     13,407    $      2,042    $     18,213    $      2,603
  Interferon sales                                         --              --          10,000              --
  Interest income                                          --             606              --           1,697
  Federal research grants                                  --          39,982           6,586          48,342
  Gain on sale of building and equipment                   --              --          34,790
  Other                                                 1,353              --           5,858           1,766
                                                 ------------    ------------    ------------    ------------
                                                       14,759          42,631          75,446          54,408
Expenses:
  Cost of sales                                         1,912              --           1,912              --
  Research and development expenses                    38,635         105,770          78,927         211,243
  Selling, general and administrative expenses        168,521          95,678         205,708         217,373
  Interest expense                                     24,658          24,554          47,212          48,401
                                                 ------------    ------------    ------------    ------------
                                                      233,726         226,002         333,759         477,017
                                                 ------------    ------------    ------------    ------------
Net loss                                         $   (218,967)   $   (183,371)   $   (293,103)   $   (422,609)
                                                 ============    ============    ============    ============
Basic and diluted net loss per share             $      (0.02)   $      (0.02)   $      (0.03)   $      (0.05)
                                                 ============    ============    ============    ============
Weighted average shares outstanding                 9,012,154       8,843,912       9,012,154       8,843,912
                                                 ============    ============    ============    ============

                   Amarillo Biosciences, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                   (unaudited)

                                                                    Six months ended
                                                                        June 30,
                                                               ----------------------------
                                                                   2003            2002
                                                               ------------    ------------

Net cash used in operating activities                          $    (98,449)   $   (480,470)
                                                               ------------    ------------

Cash provided by (used in) investing activities                     118,284         (21,072)
                                                               ------------    ------------
Cash from financing activities:
  Net proceeds (repayments) on notes payable to stockholders        (43,716)         (2,829)
  Issuance of common stock                                           28,000         500,000
                                                               ------------    ------------
     Net cash provided by (used in) financing activities            (15,716)        497,171
                                                               ------------    ------------
Net increase (decrease) in cash                                       4,119          (4,371)
                                                               ------------    ------------
Cash at beginning of period                                             100          68,318
                                                               ------------    ------------
Cash at end of period                                          $      4,219    $     63,947
                                                               ============    ============
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes                                     $         --    $         --
                                                               ============    ============
Cash paid for interest                                         $      9,486    $      4,307
                                                               ============    ============

                   AMARILLO BIOSCIENCES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation. The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in Amarillo Biosciences, Inc. ("ABI") Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

     Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

2. Loss per share. Loss per share is computed based on the weighted average number of common shares outstanding.

3. On May 15, 2003, ABI commenced a private placement offering which is still ongoing. As of June 30, 2003 ABI had sold 300,000 unregistered shares of its voting common stock at a price of $0.08333 per share, generating $25,000 in cash.

4. Stock options exercised. On June 12, 2003, a member of the ABI Board of Directors exercised 50,000 non-plan stock options at $0.06 per share, generating $3,000 in cash.

5. Recent Accounting Pronouncements. In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation----Transition and Disclosure----an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 is not expected to have a material effect on the Company's financial position or results of its operations. There is no pro forma disclosure as of June 30, 2003 since all options are fully vested as of 12/31/02.

6. On June 4, 2003, ABI issued 300,000 unregistered shares of its voting common stock as payment for consulting services performed in the second quarter of 2003. Valuation of the stock granted was $0.38 per share which generated a value of $114,000.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

ABI's Management has developed a Plan of Operations for 2003. ABI continues to engage in research and development activities focused on developing biologics for the treatment of human and animal diseases. ABI has not commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. ABI's accumulated deficit has continued to grow, from $22,080,000 at December 31, 2002 to $22,338,000 at June 30, 2003.
Operating losses are expected to continue for the foreseeable future and until such time as ABI is able to attain sales levels sufficient to support its operations.

As of June 30, 2003, ABI had current assets of $11,122, including cash in the amount of $4,219. ABI will need to raise additional capital in order to implement its plan of operations.

During the next 12 months ABI will continue its research and development activities, as well as the activities necessary to develop commercial partnerships and licenses and to continue nutraceutical sales. ABI's expenditure of financial resources during this period will fall principally into five broad categories, as follows: Research and Development; Personnel; Consulting and Professional (other than legal and accounting); Legal and Accounting; and Public Relations, Investor Relations and Shareholder Relations. The Company's expectations and goals with respect to these categories are addressed separately below, by category.

REVENUES FROM SALES OF DIETARY SUPPLEMENT: ABI had sales of anhydrous crystalline maltose (ACM), generating $18,213 in the first six months of 2003. The product is marketed in the USA as Maxisal(R) and that same trademark is used in Canada, Taiwan and Greece. Natrol also sells ABI's licensed ACM as "Dry Mouth Relief."

REVENUES FROM INTERFERON SALES: There were $10,000 of interferon sales in the first half of 2003.

RESEARCH AND DEVELOPMENT: Until it achieves commercial product sales, ABI's business is research and development, and this is the area in which ABI's principal efforts will be expended during 2003. Although ABI has budgeted approximately $257,754 for expenditure for the balance of the year on research and development, the expenditure of this amount will be subject to raising additional funds. ABI expended $78,927 in the first six months of 2003 for specific research and development projects; such amount does not include general administrative costs, or expenditures described under other categories below.

ABI believes that it is prudent to conduct a biopsy study of 30 Sjogren's syndrome (SS) patients. While that SS biopsy study is ongoing, ABI will seek FDA approval for oral warts as the oral warts indication offers ABI the fastest, least expensive way to achieve FDA approval because the endpoint will be an objective endpoint, i.e. - the number and area of warts in a 24 week study.

ABI currently plans to file for FDA approval in January 2005.

PERSONNEL: In addition to its intellectual property, ABI's principal assets are its personnel. ABI has been successful in controlling its personnel costs, both by maintaining its principal location in Amarillo, Texas, and by ensuring maximum efficiency and utilization of existing personnel. ABI has budgeted approximately $289,815 for personnel expenses during 2003, including salaries, payroll taxes, and group health insurance. The projected amount does not include adding employees. Also, in lieu of cash compensation, ABI may issue stock options or other equity instruments to selected employees in fiscal 2003. ABI has incurred expenses of $133,011 for personnel in the first six months of 2003.

At the present time, the President and CEO of the Company, Joseph M. Cummins, is also serving as ABI's Chief Financial Officer (CFO).

CONSULTING AND PROFESSIONAL (EXCEPT LEGAL AND ACCOUNTING): ABI has budgeted approximately $126,000 for expenditure on professional consultants in 2003. Consulting fees are expected to be paid to a number of independent consultants in connection with the operation of the Company and to certain directors who perform specific consulting tasks at the Company's request. The Company will continue to use the services of consultants to complement the Company's small full-time staff, where such is a more efficient utilization of the Company's resources. The Company expended $114,827 in the first six months of 2003 for consulting and professional fees.

LEGAL AND ACCOUNTING: Although ABI is not involved in litigation, it has budgeted legal expenses of approximately $100,000 in 2003. Approximately 20% of ABI's legal expendi tures will be for preparation and filing of patents and for maintenance of existing patents in a number of countries. Other legal expenses will be related to compliance with laws and regulations affecting public companies, licensing and contracting and general corporate matters. ABI does not presently have an in-house legal staff, nor does it intend to put such a staff in place in 2003. ABI has budgeted $21,000 for accounting expense in 2003 and expects to use Malone & Bailey, PLLC as its independent auditors. ABI incurred $11,614 for legal and $14,000 for accounting fees in the first half of 2003.

PUBLIC RELATIONS, INVESTOR RELATIONS AND SHAREHOLDER RELATIONS: ABI has budgeted approximately $5,000 for public relations, investor relations and shareholder relations during 2003. ABI has also budgeted sufficient amounts to maintain its comprehensive web site (www.amarbio.com).

LIQUIDITY NEEDS: At June 30, 2003, ABI had available cash of $4,219, and had a working capital deficit of $1,256,535. ABI's continued losses and lack of liquidity indicate that ABI may not be able to continue as a going concern for a reasonable period of time. ABI's ability to continue as a going concern is dependent upon several factors including, but not limited to, ABI's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. ABI will need to raise additional funds in order to fully execute its 2003 Plan. ABI is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States, Canada, Europe and the Middle East. ABI believes that one or more of these agreements will be executed during 2003. These agreements could generally include provisions for the commercial partner to pay ABI a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to ABI upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for ABI. However, there can be no assurance that ABI will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If ABI is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                                INDEX TO EXHIBITS

Exhibits No.        Description
------------        -----------

    31.1            Certification of Chief Executive Officer and Chief Financial
                    Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1            Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


               No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES

                  Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMARILLO BIOSCIENCES, INC.

DATE: AUGUST 13, 2003                    BY: /s/ JOSEPH M. CUMMINS
                                             -----------------------------------
                                             JOSEPH M. CUMMINS
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                             AND CHIEF FINANCIAL OFFICER