Form 10QSB
period 2003-09-30
AMARILLO BIOSCIENCES INC
filed 2003-11-19
CIK 1014763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   September 30, 2003
                               -------------------------------------------


[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                                         Commission File Number 0-20791


                                AMARILLO BIOSCIENCES, INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         TEXAS                                          75-1974352
------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

 4134 Business Park Drive, Amarillo, Texas                79110
------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

     806-376-1741                                    FAX 806-376-9301
------------------------------------------------------------------------------
(Issuer's telephone number, including area code)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

As of September 30, 2003 there were 10,509,072 shares of the issuer's common stock outstanding.


                                           AMARILLO BIOSCIENCES, INC.


                                                      INDEX



                                                                                                            PAGE NO.
PART I:              FINANCIAL INFORMATION
ITEM 1.              Financial Statements
                     Consolidated Balance Sheet - September 30, 2003.................................             3
                     Consolidated Statements of Operations - Nine Months Ended
                     September 30, 2003 and 2002.....................................................             4
                     Condensed Consolidated Statements of Cash Flows - Nine
                     Months Ended September 30, 2003 and 2002........................................             5
                     Notes to Condensed Consolidated Financial Statements............................             6

ITEM 2.              Management's Plan of Operations.................................................             7

ITEM 3.              Controls and Procedures.........................................................            10

PART II:             OTHER INFORMATION

ITEM 6.              Exhibits and Reports on Form 8-K................................................            11

Signatures           ................................................................................            12

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                   Amarillo Biosciences, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                               September 30, 2003
                                   (unaudited)


Assets
Current assets:
  Cash                                                                                    $              11,989
  Other current assets                                                                                   12,919
                                                                                          ---------------------
Total current assets                                                                                     24,908

Property and equipment, net                                                                                 924
Patents, net of accumulated amortization of $138,098                                                    166,754
                                                                                          ---------------------
Total assets                                                                              $             192,586
                                                                                          =====================

Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable                                                                        $             146,102
  Accrued interest expense                                                                              332,260
  Accrued payroll expense                                                                                77,533
  Other accrued expense                                                                                  (3,762)
                                                                                          ---------------------
Total current liabilities                                                                               552,133

Notes payable to stockholders                                                                         2,090,000
Total liabilities                                                                                     2,642,133
                                                                                          ---------------------

Commitments and contingencies                                                                                 -

Stockholders' deficit:
  Preferred stock, $.01 par value:
     Authorized shares - 10,000,000
     Issued shares - none -
  Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued and outstanding shares - 10,509,072                                                         105,091
  Additional paid-in capital                                                                         19,165,833
  Accumulated deficit                                                                               (21,720,471)
                                                                                          ---------------------
Total stockholders' deficit                                                                          (2,449,547)
                                                                                          ---------------------
Total liabilities and stockholders' deficit                                               $             192,586
                                                                                          =====================

                   Amarillo Biosciences, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)


                                                          Three months ended               Nine months ended
                                                             September 30,                   September 30,
                                                            ---------------                 --------------
                                                          2003             2002            2003            2002
                                                    ------------------------------- --------------------------------
Revenues:
  Dietary supplement sales                          $         6,420 $         5,591 $         24,633 $         8,194
  Interferon sales                                                -               -           10,000               -
  Interest income                                                 -              43                -           1,740
  Federal research grants                                         -               -            6,586          48,342
  Gain on sale of building and equipment                          -               -           34,790               -
  Income from reversal of accrued
     contingent liability                                   750,965               -          750,965               -
  Gain on sale of intangible assets                          50,298               -           50,298               -
  Other                                                           -           4,920            5,858           6,686
                                                    --------------- --------------- ---------------- ---------------
                                                            807,683          10,554          883,130          64,962
Expenses:
  Cost of sales                                                 600             650            2,512             650
  Research and development expenses                          50,175          76,152                          287,395
  Selling, general and administrative
     expenses                                                64,795          55,220          270,502         272,593
  Interest expense                                           24,341          24,785           71,553          73,186
  Loss on dissolution of subsidiary                           1,000               -            1,000               -
  Impairment of intangible assets                            50,298               -           50,298               -
                                                    --------------- --------------- ---------------- ---------------
                                                            191,209         156,807          524,967         633,824
                                                    --------------- --------------- ---------------- ---------------

Net income (loss)                                   $       616,474 $      (146,253)$        358,163 $      (568,862)
                                                    =============== =============== ================ ===============

Basic and diluted net income (loss) per share       $          0.06 $         (0.02)$           0.04 $         (0.06)
                                                    =============== =============== ================ ===============

Weighted average shares outstanding                      10,220,391       8,923,011        9,742,661       8,846,145
                                                    =============== =============== ================ ===============

                   Amarillo Biosciences, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                       Nine months ended
                                                                                         September 30,
                                                                             --------------------------------------
                                                                                   2003                 2002
                                                                             ----------------     -----------------

Net cash used in operating activities                                        $       (209,250)    $       (509,140)
                                                                             ----------------     -----------------
Cash provided by (used in) investing activities                                       132,008              (25,473)
                                                                             ----------------     -----------------

Cash from financing activities:
  Net proceeds (repayments) on notes payable to stockholders                          (52,468)              (4,297)
  Issuance of common stock                                                            141,600              475,080
                                                                             ----------------     -----------------
     Net cash provided by (used in) financing activities                               89,132              470,783
                                                                             ----------------     -----------------
Net increase (decrease) in cash                                                        11,889              (63,830)
                                                                             ----------------     -----------------
Cash at beginning of period                                                               100               68,318
                                                                             ----------------     -----------------
Cash at end of period                                                        $         11,989     $          4,488
                                                                             ================     =================
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes                                                   $              -     $              -


Cash paid for interest                                                       $         11,142     $          6,407
                                                                             ================     =================

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

     Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

2. Loss per share. Loss per share is computed based on the weighted average number of common shares outstanding.

3. On May 15, 2003, ABI commenced a private placement offering which is still ongoing. As of September 30, 2003 ABI had sold 1,100,000 unregistered shares of its voting common stock as follows:


                                Number of Shares          Proceeds to
Date                                  Sold                  Company
May 21, 2003                             300,000      $           25,000
July 3, 2003                             150,000      $           30,000
July 22, 2003                            500,000      $           60,000
August 25, 2003                           50,000      $           10,000
September 30, 2003                       100,000      $           10,000
                             -------------------      ------------------
Total                                  1,100,000      $          135,000

4. Stock options exercised. During the first 9 months of 2003, 110,000 non-plan stock options were exercised at $0.06 per share, generating income of $6,600 in cash as follows:

                              Number of Shares          Proceeds to
Date                             Exercised                Company

June 12, 2003                            50,000   $               3,000
July 7, 2003                             10,000   $                 600
September 11, 2003                       50,000   $               3,000
                             ------------------   ---------------------
Total                                   110,000   $               6,600

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

     There is no pro forma disclosure as of September 30, 2003 since all options are fully vested as of 12/31/02.

6. On June 4, 2003, ABI issued 300,000 unregistered shares of its voting common stock as payment for consulting services performed in the second quarter of 2003. Valuation of the stock granted was $0.38 per share which generated a value of $114,000.

7. November 5, 2003, ABI issued 100,000 registered shares of its voting common stock as payment for consulting services performed for the Company. Valuation of the stock granted was $0.35 per share which generated a value of $35,000.

8. Veldona USA, Inc. ("Veldona"), an inactive subsidiary of the Company, was formally dissolved on September 26, 2003. Prior to formal dissolution, an assignment was entered into between the Company and Veldona that allowed the Company to buy from Veldona all of its previous and existing Investigative New Drug applications, ("INDs") for $50,298. This transaction resulted in the Company recognizing the INDs as an intangible asset on its balance sheet and Veldona recognizing a gain on the sale.

     The Company purchased the INDs from Veldona based on their probable use in the future, with no current plans of their utilization, therefore, the Company subsequently expensed the cost of the INDs as an impairment loss.

     Also prior to the dissolution of Veldona and with legal advice, a long-term accrued contingent liability of $750,965 recorded in accounts payable was reversed into income in September 2003. This reversal resulted in the recognition of net income for the nine months ended September 30, 2003. Without this reversal, the Company would have reported a consolidated net loss of $392,802 for the nine months ended September 30, 2003.

Item 2.                    Management's Plan of Operations

ABI's Management has developed a Plan of Operations for 2003. ABI continues to engage in research and development activities focused on developing biologics for the treatment of human and animal diseases. ABI has not commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. ABI's accumulated deficit has continued, from $22,080,000 at December 31, 2002 to $21,720,000 at September 30, 2003.
Operating losses are expected to continue for the foreseeable future and until such time as ABI is able to attain sales levels sufficient to support its operations.

As of September 30, 2003, ABI had current assets of $24,908, including cash in the amount of $11,989. ABI will need to raise additional capital in order to implement its plan of operations.

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

REVENUES FROM SALES OF DIETARY SUPPLEMENT: ABI had sales of anhydrous crystalline maltose (ACM), generating $24,633 in the first nine months of 2003. The product is marketed in the USA as Maxisal(R) and that same trademark is used in Canada, Taiwan and Greece.
Natrol also sells ABI's licensed ACM as "Dry Mouth Relief."

On August 21, 2003 a supply agreement was executed with Brands Worldwide P/L to market ABI's ACM in Australia and New Zealand. The product will be marketed as Salive(R). Moreover, the Company formulated Maxisal(R) with vitamin C for the Korean market where Global Damon Pharm is the Maxisal(R) distributor.

REVENUES FROM INTERFERON SALES: There were $10,000 of interferon sales in the first nine months of 2003.

RESEARCH AND DEVELOPMENT: Until it achieves commercial product sales, ABI's business is research and development, and this is the area in which ABI's principal efforts will be expended during 2003. Although ABI has budgeted approximately $258,000 for expenditure for the balance of the year on research and development, the expenditure of this amount will be subject to raising additional funds. ABI expended $129,102 in the first nine months of 2003 for specific research and development projects; such amount does not include general administrative costs, or expenditures described under other categories below.

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

PERSONNEL: In addition to its intellectual property, ABI's principal assets are its personnel. ABI has been successful in controlling its personnel costs, both by maintaining its principal location in Amarillo, Texas, and by ensuring maximum efficiency and utilization of existing personnel. ABI has budgeted approximately $290,000 for personnel expenses during 2003, including salaries, payroll taxes, and group health insurance. The projected amount does not include adding employees. Also, in lieu of cash compensation, ABI may issue stock options or other equity instruments to selected employees in fiscal 2003. ABI has incurred expenses of $204,174 for personnel in the first nine months of 2003.

At the present time, the President and CEO of the Company, Joseph M. Cummins, is also serving as ABI's Chief Financial Officer (CFO).

CONSULTING AND PROFESSIONAL (EXCEPT LEGAL AND ACCOUNTING): ABI has budgeted approximately $126,000 for expenditure on professional consultants in 2003. Consulting fees are expected to be paid to a number of independent consultants in connection with the operation of the Company and to certain directors who perform specific consulting tasks at the Company's request. The Company will continue to use the services of consultants to complement the Company's small full-time staff, where such is a more efficient utilization of the Company's resources. The Company expended $117,076 in the first nine months of 2003 for consulting and professional fees.

LEGAL AND ACCOUNTING: Although ABI is not involved in litigation, it has budgeted legal expenses of approximately $100,000 in 2003. Approximately 20% of ABI's legal expenditures will be for preparation and filing of patents and for maintenance of existing patents in a number of countries. Other legal expenses will be related to compliance with laws and regulations affecting public companies, licensing and contracting and general corporate matters. ABI does not presently have an in-house legal staff, nor does it intend to put such a staff in place in 2003. ABI has budgeted $21,000 for accounting expense in 2003 and expects to use Malone & Bailey, PLLC as its independent auditors. ABI incurred $21,222 for legal and $16,300 for accounting fees in the first three quarters of 2003.

PUBLIC RELATIONS, INVESTOR RELATIONS AND SHAREHOLDER RELATIONS: ABI has budgeted approximately $5,000 for public relations, investor relations and shareholder relations during 2003. ABI has also budgeted sufficient amounts to maintain its comprehensive web site (www.amarbio.com).

LIQUIDITY NEEDS: At September 30, 2003, ABI had available cash of $11,989, and had a working capital deficit of $527,225. ABI's continued losses and lack of liquidity indicate that ABI may not be able to continue as a going concern for a reasonable period of time. ABI's ability to continue as a going concern is dependent upon several factors including, but not limited to, ABI's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. ABI will need to raise additional funds in order to fully execute its 2003 Plan. ABI is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States, Canada, Europe and the Middle East. ABI believes that one or more of these agreements will be executed during 2003. These agreements could generally include provisions for the commercial partner to pay ABI a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to ABI upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for ABI. However, there can be no assurance that ABI will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If ABI is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

Forward-Looking Statements

Certain statements made in this Plan of Operations and elsewhere in this report are "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, achievements, costs or expenses and may contain words such as "believe," "anticipate," "expect," "estimate," "project," "budget," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-QSB and 10-KSB and include among others the following: promulgation and implementation of regulations by the U.S. Food and Drug Administration ("FDA"); promulgation and implementation of regulations by foreign governmental instru mentalities with functions similar to those of the FDA; costs of research and development and clinical trials, including without limitation, costs of clinical supplies, packaging and inserts, patient recruitment, trial monitoring, trial evaluation and publication; and possible difficulties in enrolling a sufficient number of qualified patients for certain clinical trials. The Company is also dependent upon a broad range of general economic and financial risks, such as possible increases in the costs of employing and/or retaining qualified personnel and consultants and possible inflation which might affect the Company's ability to remain within its budget forecasts. The principal uncertainties to which the Company is presently subject are its inability to ensure that the results of trials performed by the Company will be sufficiently favorable to ensure eventual regulatory approval for commercial sales, its inability to accurately budget at this time the possible costs associated with hiring and retaining of additional personnel, uncertainties regarding the terms and timing of one or more commercial partner agreements and its ability to continue as a going concern.

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

ITEM 3.                    CONTROLS AND PROCEDURES

Dr. Joseph M. Cummins, both the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, Dr. Joseph M. Cummins concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 6.                    Exhibits and Reports on Form 8-K.

                                    INDEX TO EXHIBITS

Exhibits No.             Description
---------------     ------------------------------------------------------------
31.1                Certification of Chief Executive Officer and Chief Financial
                    Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                    No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES

          Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AMARILLO BIOSCIENCES, INC.


Date:    November 19, 2003    By:      /s/ Joseph M. Cummins
                                 -----------------------------------------
                                       Joseph M. Cummins
                                       President, Chief Executive Officer
                                       and Chief Financial Officer