Form 10KSB
period 2003-12-31
AMARILLO BIOSCIENCES INC
filed 2004-04-29
CIK 1014763

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)


[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 2003

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 0-20791


                           AMARILLO BIOSCIENCES, INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                 TEXAS                                       75-1974352

(State of other jurisdiction of incorporation or         (I.R.S. Employer
            organization)                                   Identification No.)

 4134 BUSINESS PARK DRIVE, AMARILLO, TEXAS                   79110-4225
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

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Revenues for its most recent fiscal year were $99,595

      As of December 31, 2003, there were outstanding 11,060,017 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the OTC BB.AMAR) was approximately $3,107,694.

                                     PART I

      The following contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in "Management's 2004 Plan of Operations" as well as those discussed elsewhere in this Form 10-KSB. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-KSB.

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

      The Company owns or licenses 16 United States patents relating to the use or composition of low-dose oral natural interferon alpha. Since 1992, the Company has filed with the U.S. Food and Drug Administration ("FDA"), and there now are in effect, 5 Investigational New Drug ("IND") Applications covering indicated uses for low-dose oral interferon alpha, including treatment of Sjogren's syndrome, oral warts and fibromyalgia.

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

The Sjogren's Syndrome Foundation, Inc. estimates that there are approximately two to four million people in the United States who suffer from Sjogren's syndrome. The Company believes that the incidence of Sjogren's syndrome worldwide is similar to its incidence in the United States. Women constitute 90% of Sjogren's syndrome patients.

Topical use of artificial tears is the prevailing treatment for the dry eye symptom of the disease. Artificial tears must be used on a regular basis. Intensive oral hygiene is prescribed to prevent progressive oral problems that may develop as a result of the disease. Topical and systemic means of increasing salivary flow may provide transient relief of symptoms.

The Company believes that oral interferon alpha therapy helps to relieve the dryness associated with Sjogren's syndrome, improves secretory function, and may effectively supplement, or be used in lieu of, existing treatments. The Company has completed two 24-week Phase III clinical trials of the use of interferon alpha lozenges in the treatment of primary Sjogren's syndrome. Results of both Phase III clinical trials demonstrate an improvement in saliva production in treated patients (see Arthritis Care & Research, 49:585-593, 2003). The studies were double-blinded, placebo-controlled tests in which a total of 497 patients were treated three times daily for 24 weeks with a lozenge containing either 150 international units (IU) of interferon alpha or a placebo. Analysis of participants who completed the trials, designated as evaluable patients, found a significant (p=0.01) increase in unstimulated whole saliva (UWS) production among the interferon alpha treated patients, as compared to those who received placebo. Increases in UWS are important to the Sjogren's patient since UWS represents the basal salivary flow that is present over 90% of the day.

Importantly, in interferon alpha treated subjects a significant (p#0.05) correlation was seen between increases in UWS and improvement in a number of the symptoms of Sjogren's syndrome that were assessed in the study, including oral dryness, throat dryness, nasal dryness and the ability to swallow foods. This finding suggests that patients were able to perceive a benefit of having increased salivary flow.

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

Oral Warts in HIV+ Patients. Oral warts are lesions in the mouth caused by the human papillomaviruses. In Phase I/II clinical studies with 36 patients, complete and partial clearance of oral warts was achieved in 70% (5/7) of HIV+ subjects given interferon-(alpha) at 500 international units (IU) three times a day (tid). Completion of a Phase III clinical study offers ABI the fastest, least expensive way to achieve FDA approval. The clinical endpoint is an objective endpoint, i.e. - a decrease in the number and area of warts. A Phase III protocol and IND was submitted to FDA in October, 2003. Ten clinical sites have been identified and the Company will launch its Phase III study when funds are obtained. The Company filed with the FDA Office of Orphan Drugs and was granted (Summer 2000) orphan drug status for low dose IFN(alpha) treatment in this condition.

Behcet's Disease. Behcet's disease is a severe chronic relapsing inflammatory disorder marked by oral and genital ulcers, eye inflammation (uveitis) and skin lesions, as well as varying multisystem involvement including the joints, blood vessels, central nervous system, and gastrointestinal tract. The oral lesions are an invariable sign, occurring in all patients at some time in the disease. Behcet's disease is found world-wide, and is a significant cause of partial or total disability. The US patient population has been estimated as 15,000. The Company filed with the FDA Office of Orphan Drugs and was granted (Spring 2000) orphan drug status for low dose orally administered IFN(alpha) treatment in this condition. The Company expects to work with a company in Istanbul, Turkey to conduct Phase II/III studies in Turkey in Behcet's disease patients. These studies will be conducted under FDA Phase II/III protocols so the data can be submitted to the US FDA and to regulatory authorities in Turkey.

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

ABI's low-dose orally administered interferon alpha is being tested as a treatment for IPF under an Advanced Technology Program Grant awarded by the State of Texas to the Texas Tech University Health Sciences Center in Lubbock. The $100,000 grant is being used by the Health Science Center to support a pilot study of 20 patients with IPF. ABI is collaborating on this research with Lorenz
O. Lutherer, MD, PhD, professor, physiology, and Cynthia A. Jumper, MD, associate professor patient care, internal medicine, and is providing support in the form of study drug, data management and biostatistical analysis. Ten IPF patients have been enrolled into treatment with interferon alpha lozenges. Four of the IPF patients have already been treated for 12 months and all 4 patients are stable or improved, according to Dr. Lutherer.

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

OTHER AGREEMENTS

         In 2003 the Company entered into various licensing and supply arrangements which could serve as a source of future revenue for the Company; however, none of these arrangements are currently contributing in a significant manner to the Company's revenue, and these arrangements are not considered by the Company's management to be material, either individually or in the aggregate.

PATENTS AND PROPRIETARY RIGHTS

      Two patents were issued in 2003. "Interferon-Alpha Mediated Upregulation Of Aquaporin Expression" (U.S. Patent No. 6,506,377) issued January 14, 2003, valid until September 27, 2021 and "Composition And Method For Promoting Oral Health" (U.S. Patent No. 6,656,920) issued December 2, 2003, valid until April 18, 2023

COMPETITION

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

      ABI obtained an IND for oral interferon alpha in the treatment of Sjogren's syndrome in 1994. ABI successfully completed Phase I development in 1996, Phase II development in 1997 and launched the first of its Phase III trials in November 1998. All Phase III trials in the treatment of Sjogren's syndrome were completed in 2000. Our goal is to initiate a biopsy study of patients in 2004. Additionally, ABI expects to launch a Phase III trial in HIV+ patients with oral warts and a Phase II/III trial in patients with Behcet's disease. All progress on approval is dependent on funding.

RESEARCH AND DEVELOPMENT

      During the years ended December 31, 2003 and 2002, the Company incurred expenses of $173,345 and $382,880, respectively, resulting from Company-sponsored research and development activities. Research and development is expected to remain a significant component of the Company's business. The Company has arranged for others to perform substantially all of its clinical research and intends to continue to do so while utilizing its staff for monitoring such research. See also ITEM 6, "MANAGEMENT'S 2004 PLAN OF OPERATIONS
- Research and Development".

ITEM 2.  DESCRIPTION OF PROPERTY.

      The Company's executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot facility rented by the Company. The building contains offices, and a small warehouse. The Company believes that the facility is adequate for its present use.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

      The Company is presently traded on the OTC Bulletin Board under the symbol AMAR. The range of high and low sales prices as quoted on the OTC Bulletin Board for each quarter of 2003 and 2002 was as follows:


                                       2003                    2002
                              -----------------------  ----------------------
         Quarter                  High        Low         High        Low
      ---------------         -----------  ----------  ----------  ----------
         First                $     0.19   $    0.05   $     1.18  $   0.3300

         Second                     0.39        0.09         0.55      0.3100


         Third                      0.51        0.22         0.47      0.1500


         Fourth                     0.51        0.29         0.25      0.0500


         As of December 31, 2003, the Company had 834 shareholders of record.

ITEM 6.  MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION.


The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. Readers should also carefully review factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

      The Company continues to engage in research and development activities focused on developing biologics for the treatment of human and animal diseases. The Company has not commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. The Company's accumulated deficit has decreased, from approximately $22,130,000 at December 31, 2002 to $21,912,001 at December 31, 2003. This decrease was primarily a result of income recognized from the reversal of a previous accrued contingent liability of $750,965. Without this reversal, the Company would have recognized a consolidated net loss of $584,334 for the year ended December 31, 2003. Operating losses are expected to continue for the foreseeable future and until such time as the Company is able to attain sales levels sufficient to support its operations.

      In 2004 the Company will continue its research and development activities, as well as the activities necessary to develop commercial partnerships and licenses. The Company's expenditure of financial resources in 2004 will fall principally into five broad categories, as follows: Research and Development; Personnel; Consulting and Professional (except legal and accounting); Legal and Accounting; and Public Relations, Investor Relations and Shareholder Relations. The Company's expectations and goals with respect to these categories are addressed separately below, by category.

      Two patents were issued in 2003. "Interferon-Alpha Mediated Upregulation Of Aquaporin Expression" (U.S. Patent No. 6,506,377) issued January 14, 2003, valid until September 27, 2021 and "Composition And Method For Promoting Oral Health" (U.S. Patent No. 6,656,920) issued December 2, 2003, valid until April 18, 2023.

      On February 14, 2003 the Company's building was sold for a sales price of $137,500. On June 6, 2001 the Company borrowed $90,000 under a real estate lien note agreement collateralizing the Company's building with Apple Cattle Company, a Texas general partnership. The real estate lien note was paid off at closing. The Company now leases about 1,800 square feet of office and warehouse space.

      In 2003, the Company sold 1,500,945 unregistered shares of its voting common stock in private placement offerings. Of these sales, 300,000 shares were sold for $0.08333 per share; 100,000 shares for $0.10 per share; 250,000 shares for $0.105 per share; 500,000 shares for $0.12 per share; 54,400 shares for

$0.25 per share; 30,000 shares for $0.25480 per share; 30,000 shares for $0.27 per share and 36,545 for $0.301 per share, generating $201,594 in cash.

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

      In 2003 the Company entered into various licensing and supply arrangements which could serve as a source of future revenue for the Company; however, none of these arrangements are currently contributing in a significant manner to the Company's revenue, and these arrangements are not considered by the Company's management to be material, either individually or in the aggregate. The Company had a License Agreement with Atrix Laboratories, Inc. executed September 7, 2001. This Agreement was terminated May 22, 2003 and all rights to the use of the product and technology were returned to the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2003, the Company had available cash of approximately $11,300, and had a working capital deficit of approximately ($575,611). Assuming there is no decrease in current accounts payable, and accounting for various one-time expenses, the Company's negative cash flow is approximately $39,000 per month. The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2004 Plan. The Company is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States, Canada, Europe and the Middle East. The Company believes that one or more of these agreements will be executed during

2004. These agreements could generally include provisions for the commercial partner to pay ABI a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to ABI upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for ABI. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

      Total outstanding current liabilities decreased to approximately $2.7 million at December 31, 2003, as compared to approximately $3.3 million at December 31, 2002. The current liabilities decrease was the result of the building sale, which decreased notes payable and the write-off of our subsidiaries long-term accrued contingent liability of $750,965 recorded in accounts payable reversed into income in September 2003.

      From December 31, 2002, to December 31, 2003, total assets decreased by approximately $73,000 as a result of liquidating some property and equipment with the sale of the building.

CRITICAL ACCOUNTING POLICIES

      We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

ACCOUNTING FOR STOCK-BASED COMPENSATION

      The Company accounts for stock-based compensation under the intrinsic value method. Under this method, the Company recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

      We account for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended by the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Accounting Principles Board Opinion No. 25 and Financial Accounting Standards Board Interpretation No. 44 state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the company's common stock on the grant date. We adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

In December 2002, the Financial  Accounting Standards Board issued its Statement
No.  148,   "Accounting   for   Stock-Based   Compensation   --  Transition  and

Disclosure--an amendment of Financial Accounting Standards Board Statement No. 123." This Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002. We did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on our operations and/or financial position.

DEFERRED TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. A valuation allowance of $6,500,000 has been recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. Consideration of estimated future taxable income and ongoing tax planning strategies is utilized in assessing the amount needed for the valuation allowance. Based on these estimates, all deferred tax assets have been reserved. If actual results differ favorably from those estimates used, the Company might be able to realize all or part of our net deferred tax assets. Such realization could positively impact operating results and cash flows from operating activities.

COMPARISON OF RESULTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003, TO THE FISCAL YEAR ENDED DECEMBER 31, 2002.

      REVENUES. During the fiscal year ended December 31, 2003 $36,927 from product sales was generated compared to revenues from product sales for the fiscal year ended December 31, 2002, of $10,942, an increase of $25,985 or approximately 237%. The increase is primarily due to international orders for Maxisal(R), our dietary supplement. The fiscal year 2003 also includes income from the reversal of a previously accrued contingent liability of $750,965.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, General and Administrative expenses of $394,772 were incurred for fiscal year ended December 31, 2003, compared to $302,977 for the fiscal year ended December 31, 2002, an increase of $91,795. There was $166,500 in non-cash expenses in recognition of stock issued to cover services provided by consultants in lieu of cash.

      NON-CASH CONSULTING ACTIVITIES. During the year ended December 31, 2003, the Board of Directors authorized the issuance of shares of restricted common stock to various consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance, and FASB rules, a non-cash consulting expense of $166,500 was recorded for the issuance of these shares during the year ended December 31, 2003.

      NET INCOME (LOSS). Net Income applicable to common shareholders for the fiscal year ended December 31, 2003 was $166,631 compared to a Net Loss of ($705,822) for the fiscal year ended December 31, 2002. The increase in income was a result of the dissolution of Veldona and with legal advice, a long-term accrued contingent liability of $750,965 recorded in accounts payable that was reversed into income in September 2003. Without this reversal, the Company would have reported a consolidated Net Loss of $584,334 for the fiscal year ended December 31, 2003.

RISK FACTORS

You should carefully consider the risks described below before making an investment in Amarillo Biosciences, Inc. All of these risks may impair our business operations. If any of the following risks actually occurs our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS

We may not be able to adequately protect and maintain our intellectual property.

      Our success will depend in part on our ability to protect and maintain our patents, intellectual property rights and licensing arrangements for our products and technology. No assurance can be given that licenses or rights used by Amarillo Biosciences, Inc. will not be challenged, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to us. Furthermore, there can be no assurance that we will be able to remain in compliance with our existing or future licensing arrangements. Consequently, there may be a risk that licensing arrangements are withdrawn with no penalties to the licensee or compensation to Amarillo Biosciences, Inc.

We rely on third parties for the supply, manufacture and distribution of our products.

      Third parties manufacture and distribute all of our products. We do not currently have manufacturing facilities or personnel to independently manufacture our products. Currently, Marlyn Nutraceutical manufactures our nutraceutical products. Our licensed distributors, in the United States and Internationally distribute the nutraceutical products. Except for any contractual rights and remedies that we may have with our manufacturer and our distributor, we have no control over the availability of our products, their quality or cost or the actual distribution of our products. If for any reason we are unable to obtain or retain third-party manufacturers and distributors on commercially acceptable terms, we may not be able to produce and distribute our products as planned. If we encounter delays or difficulties with our contract manufacturer in producing or packaging our products or with our distributor in distributing our products, the production, distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply or distribution or abandon or sell product lines on unsatisfactory terms. We may not be able to enter into alternative supply, production or distribution arrangements on commercially acceptable terms, if at all. There can be no assurance that the manufacturer that we have engaged will be able to provide sufficient quantities of these products or that the products supplied will meet with our specifications or that our distributor will be able to distribute our products in accordance with our requirements.

We are dependant on certain key existing and future personnel.

      Our success will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Joseph M. Cummins, our President, Chief Executive Officer and Chief Financial Officer; and Martin J. Cummins, our Director of Clinical and Regulatory Affairs. The loss of the services of one or more of our key employees could have a material adverse effect on our operations. We do not currently have employment agreements with any of our employees. We do not currently maintain key man life insurance on any of our key employees. In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. We cannot assure that we will be able to successfully attract and retain key personnel.

Our growth is dependent on our ability to successfully develop, acquire or license new drugs.

      We must invest substantial time, resources and capital in identifying and developing new drugs, dosage and delivery systems, either on our own or by acquiring and licensing such products from third parties. Our growth depends, in part, on our success in such process. Our planned expansion over time is founded on a simple principal of introducing two new products or line extensions each year and to expand distribution into two new territories each year. This strategy has the advantage of building brands through geographic expansion and line extensions, and establishing incremental capabilities for new product introductions. We believe that our planned expansion will require $5.0 million in total over three years, which we intend to fund out of our future revenues and, if necessary, additional financing. If we are unable to either develop new products on our own or acquire licenses for new products from third parties, our ability to grow revenues and market share will be adversely affected. In addition, we may not be able to recover our investment in the development of new drugs, given that projects may be interrupted, unsuccessful, not as profitable as initially contemplated or we may not be able to obtain necessary financing for such development if we are unable to fund such development from our future revenues. Similarly, there is no assurance that we can successfully secure such rights from third parties on an economically feasible basis.

We may be subject to product liability claims in the future.

      We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products are alleged to have resulted in adverse side effects. Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity. These risks will exist for those products in clinical development and with respect to those products that receive regulatory approval for commercial sale. Furthermore, although we have not historically experienced any problems associated with claims by users of our products, we do not currently maintain product liability insurance. We plan to have a product liability insurance plan in place in 2004; however, there can be no assurance that we will be able to acquire product liability insurance with terms that are commercially feasible.

RISKS RELATING TO OWNERSHIP OF COMMON STOCK.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

      There is currently only a limited public market for our common stock, which is listed on the Nasdaq, and there can be no assurance that a trading market will develop further or be maintained in the future.

 ITEM 7. FINANCIAL STATEMENTS.

      The financial statements of the Company are set forth beginning on page F-1 immediately following the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      As of December 31, 2003, the directors and executive officers of the Company were as follows:

NAME                                                      AGE       POSITION
------------------------------------------------        -------     -------------------------------------------
Joseph Cummins, DVM, PhD (1)(3).................          61        Chairman of the Board, President, Chief
                                                                    Executive Officer, Chief Financial Officer
                                                                    and Director

Stephen Chen, PhD (2)(4)........................          54        Director

James Cook (1)(3)(5)............................          69        Director

Katsuaki Hayashibara (3)(4)(5)..................          59        Director

Dennis Moore, DVM (1)(4)(5).....................          57        Director

James Page, MD (1)(2)(5)........................          76        Director


The  following  is not an executive  officer,  but is expected by the Company to make a significant contribution to the business:

Martin J. Cummins...............................          36        Director of Clinical & Regulatory Affairs


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

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth for the three years ended December 31, 2003 compensation paid by the Company to its Chairman of the Board, President and Chief Executive Officer and to its Chief Operating Officer. None of the Company's other executive officers had annual salary and bonus in excess of $100,000 for services rendered during any of the three years ended December 31, 2003.

                                             SUMMARY COMPENSATION TABLE
                                                                           ANNUAL COMPENSATION
                                                    ------------------------------------------------------------------
NAME AND PRINCIPAL POSITION              YEAR          SALARY         BONUS              OTHER          SECURITIES
                                                                                        COMPEN-          UNDERLYING
                                                                                        SATION            OPTIONS
-------------------------------------    -------    --------------    ----------    --------------    ----------------
Dr. Joseph M. Cummins,                                                $       --    $          --             290,000
  Chairman of the Board,
  President and Chief
  Executive Officer                      2003            $103,779

                                         2002            $121,338     $       --    $          --             150,000

                                         2001            $148,042     $       --    $          --              20,000

                              OPTION GRANTS IN 2003

      The following table sets forth certain information relating to options granted in 2003 to the executive officers named above, to purchase shares of common stock of the Company.

                                         NUMBER OF SHARES        % OF TOTAL
                                         OF COMMON STOCK      OPTIONS GRANTED      EXERCISE OR
  NAME                                  UNDERLYING OPTIONS      TO EMPLOYEES        BASE PRICE       EXPIRATION
                                           GRANTED (#)            IN 2003             ($/SH)            DATE
--------------------------------------   -----------------    ---------------     --------------    -------------
Joseph M. Cummins.....................       290,000                87%             $0.40 (1)        09/29/2008


(1) The fair market value of the common stock on the date of the grant.


                AGGREGATED OPTION EXERCISES AT DECEMBER 31, 2003
                           AND YEAR-END OPTION VALUES

      The following table sets forth information for the executive officers named above, regarding the exercise of options during 2003 and unexercised options held at the end of 2003.

                                                                                                    VALUE OF UNEXERCISED
                                                          NUMBER OF SHARES OF COMMON STOCK              IN-THE-MONEY
                                SHARES         VALUE      UNDERLYING UNEXERCISED OPTIONS AT              OPTIONS AT
                              ACQUIRED ON    REALIZED          DECEMBER 31, 2003 (#)             DECEMBER 31, 2003 ($) (1)
 NAME                        EXERCISE (#)       ($)          EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE
--------------------------- --------------- -----------  ------------------------------------  --------------------------------
Joseph Cummins                    --            --          440,000   /       None               $176,000   /      None

(1) Calculated based on the closing price of the common stock ($0.40) as reported by OTC BB on December 31, 2003.

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR


                                                Cash Compensation                  Security Grants
                                                                                              NUMBER OF
                                                                                              SECURITIES
          NAME                         MEETING FEES (1)        CONSULTING FEES (2)         UNDERLYING OPTIONS
---------------------------------    -------------------       -------------------        --------------------
Stephen Chen, PhD                                              $                --        $                 --

James Cook                                                                      --                          --

Katsuaki Hayashibara                                                            --                          --

Dennis Moore, DVM                                                               --                          --

James Page, MD                                                                  --                          --

 (1) Directors do not receive compensation for attendance at directors' meetings.

 (2) Each director receives $1,200 per day, prorated for partial days, for employment on special projects or assignments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      As of December 31, 2003, there were 11,060,017 shares of the Company's common stock outstanding. The following table sets forth as of December 31, 2003, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:

NAME AND ADDRESS                                              NUMBER OF SHARES     PERCENT OF TOTAL
----------------------------------------------------------  -------------------   -------------------
Hayashibara Biochemical Laboratories, Inc.
2-3 Shimoishii 1-chome
Okayama 700, Japan                                               3,290,781                30%

Cheryl A. Ulie
8843 SE 77th Place                                               1,000,000                9%
Mercer Island, Washington 98040

Hy Ochberg                                                          653,000               6%
102 N.E. 2nd St.
Boca Raton, FL 33432


      The following table sets forth the beneficial ownership of the Company's stock as of December 31, 2003 by each executive officer and director and by all executive officers and directors as a group:

DIRECTORS                                              NUMBER OF SHARES           PERCENT OF TOTAL
                                                                    237,546              2%
Joseph Cummins

Dennis Moore                                                        141,442              1%

James Cook                                                       66,600 (1)               *

Katsuaki Hayashibara                                                 48,240               *

Stephen Chen                                                         63,500               *

James Page                                                                -               -

Total Group (all directors and executive
officers - 6 persons)                                               557,328              5%

*  Less than 1%

 (1) All of such shares are owned jointly with Mr. Cook's wife.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has relied significantly on HBL, the largest shareholder of the Company, for a substantial portion of its capital requirements. Pursuant to the Development Agreement described at Item 1 of Part 1 above, HBL advanced $9,000,000 for funding of research. In addition, HBL has purchased substantial amounts of the Company's common stock from time to time, to the point where it now owns 30% of the issued and outstanding shares of common stock of the Company. HBL loaned $1 million to the Company on November 30, 1999 and an additional $1 million on February 29, 2000, both loans bearing interest at 4.5% per annum. The aggregate balance on both notes at December 31, 2003, including principal and accrued interest, was $2,356,351. In addition to the above, HBL and the Company are parties to various license and manufacturing and supply agreements pursuant to which the Company licenses certain technology to or from HBL. HBL supplies formulations of its interferon alpha and other products to the Company.

         During 2003, the Company used the law firm of SandersBaker, P.C. Mr. Edward Morris, Secretary of the Company is a partner in that firm. The Company was invoiced $22,686 by said firm in 2003.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT INDEX

     NUMBER        DESCRIPTION
---------------    ------------------------------------------------------------
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

        10.26** License Agreement dated July 22, 1997 between Hoffmann-La Roche, Inc. and the Company.

        10.27** Distribution Agreement dated January 12, 1998 between Global Damon Pharmaceutical and the Company.

        10.28** Distribution Agreement dated September 17, 1997 between HBL and the Company (tumor necrosis factor-alpha).

        10.29** Distribution Agreement dated September 17, 1997 between HBL and the Company (interferon gamma).

       10.30*** Amendment No. 1 dated September 28, 1998 to License Agreement of March 22, 1988 between The Texas A&M University System and the Company.

        10.36++ License Agreement dated February 1, 2000 between Molecular Medicine Research Institute and the Company (interferon gamma administered orally).

     NUMBER        DESCRIPTION
---------------    ------------------------------------------------------------
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



                   NAME                           JURISDICTION OF INCORPORATION
                   ---------------------------   -------------------------------
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


                                  AMARILLO BIOSCIENCES, INC.

                                  By: /s/  Joseph M. Cummins
                                      ------------------------------------------
                                      Joseph M. Cummins, Chairman of the  Board,
                                      President,  Chief  Financial  Officer  and
                                      Chief Executive Officer

Date:    April 28, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature
---------

                                                                         Title                            Date
/s/                                                                      -----                           ------
------------------------------------------------------------ Chairman of the Board,                    April 28, 2004
Joseph M. Cummins                                            President, Chief Financial Officer,   ---------------------
                                                             Director and
                                                             Chief Executive Officer


/s/                                                          Director                                    April 29, 2004
------------------------------------------------------------ ---------------------------------------- ---------------------
Stephen T. Chen

/s/                                                          Director                                     April 29, 2004
------------------------------------------------------------ ---------------------------------------- ---------------------
James Cook




/s/                                                          Director                                     April 29, 2004
------------------------------------------------------------ ---------------------------------------- ---------------------
Katsuaki Hayashibara


/s/                                                          Director                                     April 29, 2004
------------------------------------------------------------ ---------------------------------------- ---------------------
Dennis Moore


/s/                                                          Director                                     April 29, 2004
------------------------------------------------------------ ---------------------------------------- ---------------------
James A. Page

                   Amarillo Biosciences, Inc. and Subsidiaries

                        Consolidated Financial Statements

                          Year ended December 31, 2003



                                    Contents


Report of Independent Auditors ..............................................F-1


Audited Consolidated Financial Statements


Consolidated Balance Sheet ..................................................F-2

Consolidated Statements of Operations .......................................F-3

Consolidated Statements of Stockholders' Deficit ............................F-4

Consolidated Statements of Cash Flows .......................................F-5

Notes to Consolidated Financial Statements ..................................F-6

              Report of Malone & Bailey, PLLC Independent Auditors


The Board of Directors
Amarillo Biosciences, Inc.

We  have  audited  the  accompanying  consolidated  balance  sheet  of  Amarillo
Biosciences, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amarillo Biosciences, Inc. and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to execute its 2004 Plan raise doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 1.) The 2003 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PLLC
Houston, Texas
April 16, 2004

                   Amarillo Biosciences, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2003


ASSETS
Current assets:
  Cash                                                         $        11,300
  Other current assets                                                   5,572
                                                               ---------------
Total current assets                                                    16,872
Equipment, net                                                           2,106
Patents, net of accumulated amortization of $151,689                   155,521
                                                               ---------------
Total assets                                                   $       174,499
                                                               ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                             $       159,844
  Accrued interest expense                                             356,886
  Accrued payroll                                                       69,543
  Other accrued expense                                                  6,211
  Current maturities of long term debt                               1,045,000
                                                               ---------------
Total current liabilities                                            1,637,484

Notes payable to stockholders                                        1,059,000
                                                               ---------------
Total liabilities                                                    2,696,484

Commitments and contingencies

Stockholders' Deficit Preferred stock, $.01 par value:
    Authorized  shares -  10,000,000
    Issued shares - none -
  Common stock, $.01 par value:
    Authorized shares - 20,000,000
    Issued shares - 11,060,017 in 2003                                110,600
  Additional paid-in capital                                        19,279,417
  Accumulated deficit                                              (21,912,001)
                                                               ---------------
Total stockholders' deficit                                         (2,521,985)
                                                               ---------------

Total liabilities and stockholders' deficit                    $       174,499
                                                               ===============


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      Consolidated Statements of Operations



                                                                  YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                                 2003                 2002
                                                             -------------------------------
Revenues:
  Dietary supplement sales                                   $    26,927        $     10,942
  Interferon sales                                                10,000                   -
  Interest income                                                      -               1,740
  Federal research grant                                           6,586              48,342
  Sublicense fees                                                      -              10,000
  Gain on sale of intangible assets                               50,298
  Other                                                            5,784               8,707
                                                                  99,595              79,730
                                                             -------------------------------
Expenses:
  Cost of sales                                                    4,012                 650
  Research and development expenses                              173,345             382,880
  Selling, general and administrative
     expenses                                                    394,772             302,977
  Interest expense                                                97,956              99,045
  Loss on dissolution of subsidiary                                1,000                  --
  Impairment of intangible assets                                 50,298                  --
  Gain on sale of building and equipment                         (37,454)                 --
  Reversal of accrued contingent liability                      (750,965)                 --
                                                             -------------------------------
                                                                 (67,036)            785,552
                                                             -------------------------------

Net income (loss)                                            $   166,631        $   (705,822)
                                                             ===============================

Basic and diluted net income (loss) per share                $    0.02                (0.08)
                                                             ===============================

Weighted average shares outstanding                            9,800,073           8,864,277
                                                             ===============================


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Amarillo Biosciences, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Deficit
                     Years Ended December 31, 2003 and 2002


                                                                     COMMON STOCK         ADDITIONAL                     TOTAL
                                                   ISSUANCE     ----------------------     PAID IN       ACCUMULATED  STOCKHOLDERS'
                                                    PRICE        SHARES        AMOUNT      CAPITAL         DEFICIT       DEFICIT
                                                ------------------------------------------------------------------------------------
Balance at December 31, 2001                                    7,912,405   $  79,124   $ 18,454,599   $ (21,373,811)  $ (2,840,088)

Net loss for year ended December 31, 2002                              --          --             --        (705,822)      (705,822)
Issuance of common stock  for cash in private
     placement, net of expenses                        0.500    1,000,000      10,000        440,000              --        450,000
Issuance of common stock for cash in private
     placement                                         0.360       81,667         817         28,583              --         29,400
                                                              ---------------------------------------------------------------------
Balance at December 31, 2002                                    8,994,072   $  89,941   $ 18,923,182   $ (22,079,633)  $ (3,066,510)

Net income for year ended December 31, 2003                            --          --             --   $     166,631   $    166,631
Issuance of common stock for services              0.35-0.44      455,000       4,550        164,150              --        168,500
Issuance of common stock for cash in private
     placements                                  0.060-0.301    1,500,945      15,009        186,585              --        201,594
Exercise of options for cash                           0.060      110,000       1,100          5,500              --          6,600
Loss on dissolution of subsidiary                                      --          --             --              --         (1,000)
                                                              ---------------------------------------------------------------------
Balance at December 31, 2003                                   11,060,017   $ 110,600   $ 19,279,417   $ (21,912,001)  $ (2,521,985)
                                                              =====================================================================

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                         YEAR ENDED DECEMBER 31,
                                                            2003         2002
                                                        -----------------------
OPERATING ACTIVITIES
Net income (loss)                                       $   166,631  $ (705,822)
Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
     Depreciation and amortization                           22,145      22,831
     Loss on obsolete inventory                                  --      48,639
     Gain on sale of assets                                 (37,453)     (2,560)
     Reversal of accrued liability                         (750,965)         --
     Common stock issued for services                       168,500          --
     Changes in operating assets and liabilities:
       Other current assets                                   4,468      41,366
       Accounts payable                                      33,797      (2,548)
       Accrued expenses                                     117,515      55,961
                                                        -----------------------
Net cash used in operating activities                      (275,362)   (542,133)
                                                        -----------------------
INVESTING ACTIVITIES
Proceeds from sale of assets                                117,485       9,225
Purchase of equipment                                        (3,056)     (7,359)
Patents                                                     (12,303)    (46,548)
                                                        -----------------------
Net cash used in investing activities                       102,126     (44,682)
                                                        -----------------------

FINANCING ACTIVITIES
Proceeds from notes payable                                  63,844      45,000
Repayments of notes payable                                 (87,602)     (5,803)
Issuance of common stock                                    208,194     479,400
                                                        -----------------------
Net cash provided by financing activities                   184,436     518,597
                                                        -----------------------
Net decrease in cash                                         11,200     (68,218)
Cash at beginning of period                                     100      68,318
                                                        -----------------------
Cash at end of period                                   $    11,300  $      100
                                                        =======================
SUPPLEMENTAL INFORMATION
Cash paid for income taxes                                       --          --
Cash paid for interest                                  $    11,142  $    9,045
                                                        =======================

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003



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

     The Company's 2004 Plan of Operations calls for the Company to expend approximately $500,000 in 2004. At December 31, 2003, the Company had available cash of $11,300 and negative working capital of approximately ($575,611). The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to execute its 2004 Plan. The Company is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States, Canada, Europe and the Middle East. The Company believes that one or more of these agreements will be executed during 2004. These agreements could generally include provisions for the commercial partner to pay ABI a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to ABI upon the accomplishment of certain defined tasks and/or could provide for payments relating to

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003



     the future sales of commercial product. These agreements could be an important source of funds for ABI. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

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

     Also prior to the dissolution of Veldona and with legal advice, a long-term accrued contingent liability of $750,965 recorded in accounts payable was reversed into income in September 2003. This reversal resulted in the recognition of net income for the twelve months ended December 31, 2003. Without this reversal, the Company would have reported a consolidated net loss of $584,334 for the twelve months ended December 31, 2003.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003



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

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003



     STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation under the intrinsic value method. Under this method, the Company recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The expense amounts for 2003 and 2002 are not necessarily indicative of the effects on reported net income (loss) for future years. The Company's pro forma information as of December 31, is as follows:


                                                                      2003                 2002
                                                                 ----------------------------------
     Pro forma net loss                                          $       145,284      $    (745,027)
     Pro forma basic and diluted net loss per share              $        (0.01)      $       (0.08)

     Based on the Black-Scholes method, the fair value of the options granted during the year ended December 31, is as follows:


                                                                                 2003               2002
                                                                          ----------------------------------
     Number of options issued at fair market value of stock                       782,037            640,000
     Weighted-average fair value of options                                         $0.42              $0.06
     Weighted-average exercise price of options                                     $0.42              $0.08

     BASIC AND DILUTED NET LOSS PER SHARE

     Net loss per share is based on the number of weighted average shares outstanding. The effect of warrants and options outstanding (see Notes 7 and 8) is anti-dilutive.

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003



     2. EQUIPMENT

     Equipment is stated at cost and consists of the following:

                                                December 31,
                                               -------------
                                                    2003
                                               -------------
     Land                                          $    --
     Building                                           --
     Furniture and equipment                        67,029
                                               -------------
                                                    67,029
     Less accumulated depreciation                  64,923
                                               -------------
                                                   $ 2,106
                                               =============

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

     On September 30, 1999, the Company entered into an Agreement to Convert Debt with HBL regarding the above described note payable to HBL in the then principal amount of $1,000,000, the first loan installment having by then been advanced. On October 15, 1999, pursuant to the Agreement to Convert Debt, HBL canceled the then note balance in exchange for 1,111,831 shares of common stock of the Company valued at the then market value of $0.9044 per share. This stock conversion leaves the Company owing HBL a principal amount of $2,000,000 plus accrued interest.

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

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003



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

     Effective March 21, 2003 the Company executed a second Promissary Note for $45,000 payable to the same individual stockholder. The Promissary Note accrues interest at the rate per year that will be the lesser of 3% in excess of the prime interest rate published from time to time in the Wall Street Journal, adjusted on the first day of each calendar month based on such rate then in effect, or the maximum nonusurious rate of interest permitted by applicable law. Accrued interest is payable monthly, in arrears and the entire principal amount is payable March 20, 2005. The Note Holder is granted the right to purchase, within the next 3 years, up to 50,000 shares of stock at an exercise price of $0.06 per share.

     Subsequent events. January 27, 2004 the Company borrowed $5,000 from the above mentioned individual stockholder. February 6, 2004 the Company borrowed an additional $5,000 from the above mentioned individual stockholder. This $10,000 has been added to the Promissory Note above and interest is calculated and paid in accordance with the terms stated above.

     On October 10, 2003 and December 31, 2003, unsecured loans totaling $14,000 were received from an individual stockholder. Subsequently, on February 26, 2004, $10,500 of that money was used to purchase private placement shares of the Company. The Company is still in debt to the stockholder for $3,500.

     4. MANUFACTURING AND SUPPLY AGREEMENTS

     The Company was a party to the following manufacturing and supply agreements at December 31, 2003:

     The Company has a Joint Development and Manufacturing/Supply Agreement with HBL (the Development Agreement), a major stockholder under which HBL will formulate, manufacture and supply HBL interferon for the Company or any sublicensee. In exchange, HBL is entitled to receive a transfer fee, specified royalties and a portion of any payment received by the Company for sublicense of rights under this agreement. The agreement further provides that the Company sublicense to HBL the right to market HBL interferon for oral use in humans and in non-human, warm-blooded species in Japan, in exchange for the Company receiving a royalty fee based on net sales. The Company is the exclusive agent for the development of HBL interferon for non-oral use in humans and in non-human, warm-blooded species in North America, in exchange, HBL is entitled to receive a transfer fee based on units of interferon supplied and the agreement also

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003



     provides that a royalty fee be paid to HBL. As part of the License Agreement with Atrix Laboratories, Inc. (executed September 7, 2001, terminated May 22, 2003) a second amendment to the Development Agreement was executed extending the Development Agreement to March 12, 2005 and will be renewed automatically for successive three-year terms.

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

     The Company has 2,228,884 shares of common stock reserved for issuance upon exercise of options and warrants granted.

     In 2003, the Company sold 1,500,945 unregistered shares of its voting common stock in private placement offerings. Of these sales, 300,000 shares were sold for $0.08333 per share; 100,000 shares for $0.10 per share; 250,000 shares for $0.105 per share; 500,000 shares for $0.12 per share; 54,400 shares for $0.25 per share; 30,000 shares for $0.25480 per share; 30,000 shares for $0.27 per share and 36,545 for $0.301 per share, generating $201,594 in cash.

     The Company completed a private placement in January 2002 pursuant to which it sold 1,000,000 shares of its voting common stock at $.50 per share, for a total of $500,000. After deducting

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003



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

     On September 26, 2003, the Board of Directors passed a resolution approving 788,437 options be granted to persons named in the resolution, effective upon relinquishment by each of an equal number of options currently owned, such new options to be exercisable for a period of five years from grant, at an exercise price equal to the closing price of the Company's stock on the OTC BB on the last business date preceding the date of grant. Of the 788,437 options approved, 768,437 options were issued, with exercise prices ranging from $0.35 to $0.51 per share. Additionally, 13,600 non-qualified options were granted to Directors for consulting services rendered. The 13,600 non-qualified options have an exercise price of $0.44 per share and are exercisable over five years. All such options vested immediately.

     Supplemental information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003



     for 2003 and 2002, respectively: risk-free interest rate of 3.00% and 4.10%; dividend yield of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 166% and 106%; and a weighted-average expected life of the option of 5 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The expense amounts for 2003 and 2002 are not necessarily indicative of the effects on reported net income (loss) for future years. The Company's pro forma information as of December 31, is as follows:

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003


                                                                      2003                 2002
                                                                ------------------------------------
     Pro forma net loss                                          $       145,284      $    (745,027)
     Pro forma basic and diluted net loss per share              $        (0.01)      $       (0.08)

     Based on the Black-Scholes method, the fair value of the options granted during the year ended December 31, is as follows:


                                                                                 2003               2002
                                                                        ------------------------------------
     Number of options issued at fair market value of stock                       782,037            640,000
     Weighted-average fair value of options                                         $0.42              $0.06
     Weighted-average exercise price of options                                     $0.42              $0.08

     A summary of the Company's stock option activity and related information for the year ended December 31, is as follows:

                                                      2003                               2002
                                          ---------------------------------------------------------------
                                                             Weighted                           Weighted
                                                             Average                            Average
                                                             Exercise                           Exercise
                                            Options           Price            Options           Price
                                          ---------------------------------------------------------------
     Outstanding, beginning of year          1,562,776        $0.98             997,187           $1.76
     Granted                                   782,037         0.42             711,589            0.12
     Canceled                                 (473,125)        0.54            (146,000)           0.98
     Exercised                                      --           --                  --              --
     Outstanding, end of year                1,871,688        $0.54           1,562,776           $0.98
                                          ============                    =============
     Exercisable at end of year              1,871,688        $0.54           1,521,653           $0.97
                                          ============                    =============

     Exercise prices for options outstanding as of December 31, 2003 ranged from $0.06 to $5.00. Of these options, 10,000 have exercise prices ranging from $4.00 to $5.00 and the remainder range from $0.06 to $1.63. The weighted-average remaining contractual life of those options is 5.03 years.

     9. EMPLOYEE BENEFIT PLAN

     The Company has a Simplified  Employee Pension Plan (the Plan),  which is a

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003


     contributory plan that covers all employees of the Company. Contributions to the Plan are at the discretion of the Company. The plan expense for the years ended December 31, 2003 and 2002, were $0, and $0, respectively.

     10. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company's deferred tax asset of approximately $6,500,000 and $7,000,000 at December 31, 2003 and 2002 respectively, was subject to a valuation allowance of $6,500,000 and $7,000,000 at December 31, 2003 and 2002
     respectively, because of uncertainty regarding the Company's ability to realize future tax benefits associated with the deferred tax assets. Deferred tax assets were comprised primarily of net operating loss carryovers under the cash method of accounting used by the Company for federal income tax reporting.

     At December 31, 2003, the Company has net operating loss carryforwards of approximately $19,100,000 for federal income tax purposes expiring in 2006 through 2023. The ability of the Company to utilize these carryforwards may be limited should changes in stockholder ownership occur.

     The difference between the reported income tax provision and the benefit normally expected by applying the statutory rate to the loss before income taxes results primarily from the inability of the Company to recognize its tax losses.

     11. CONTINGENCIES

     The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 2003.

     12. RELATED PARTY TRANSACTIONS

     In the ordinary course of business, the Company has and expects to have transactions with related parties, including stockholders. In addition to the transactions disclosed elsewhere in these financial statements, during 2003 the Company has used the law firm of SandersBaker, P.C. Mr. Edward Morris, Secretary of the Company, is a partner in that firm. The Company was invoiced $22,686 during 2003 for legal services rendered by SandersBaker.