Form 10KSB/A
period 2003-12-31
AMARILLO BIOSCIENCES INC
filed 2004-04-30
CIK 1014763

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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


Signature
---------

                                                                         Title                            Date
/s/ Joseph M. Cummins                                                    -----                           ------
------------------------------------------------------------ Chairman of the Board,                    April 28, 2004
Joseph M. Cummins                                            President, Chief Financial Officer,   ---------------------
                                                             Director and
                                                             Chief Executive Officer


/s/ Stephen T. Chen                                          Director                                    April 29, 2004
------------------------------------------------------------ ---------------------------------------- ---------------------
Stephen T. Chen

/s/ James Cook                                               Director                                     April 29, 2004
------------------------------------------------------------ ---------------------------------------- ---------------------
James Cook




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