Form 10QSB
period 2004-03-31
AMARILLO BIOSCIENCES INC
filed 2004-05-25
CIK 1014763

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   March 31, 2004
                               ------------------------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20791


                           AMARILLO BIOSCIENCES, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         TEXAS                                            75-1974352
-------------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

 4134 Business Park Drive, Amarillo, Texas                  79110
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

As of March 31, 2004 there were 11,527,834 shares of the issuer's common stock outstanding.

                    AMARILLO BIOSCIENCES, INC.

                               INDEX

                                                                                  PAGE NO.
PART I:       FINANCIAL INFORMATION
ITEM 1.       Financial Statements
              Consolidated Balance Sheet - March 31, 2004.......................        3
              Consolidated Statements of Operations - Three Months Ended
              March 31, 2004 and March 31, 2003.................................        4
              Condensed Consolidated Statements of Cash Flows - Three
              Months Ended March 31, 2004 and 2003..............................        5
              Notes to Consolidated Financial Statements........................        6

              Management's Discussion and Analysis of Financial Condition and
ITEM 2.       Results of Operations.............................................        7

ITEM 3.       Controls and Procedures...........................................        7

PART II:      OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K..................................       10

Signatures    ..................................................................       11


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Amarillo Biosciences, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 2004


Assets
Current assets:
  Cash                                                      $      4,973
  Other current assets                                            11,924
Total current assets                                              16,897

Equipment, net                                                     1,777
Patents, net of accumulated amortization of $156,516             153,099
                                                            ------------
Total assets                                                $    171,773
                                                            ============

Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable                                          $    169,936
  Accrued interest expense                                       378,727
  Accrued payroll                                                 98,993
  Other accrued expenses                                           5,452
  Notes payable, including notes payable to stockholder        2,103,500
                                                            ------------
Total current liabilities                                      2,756,608
                                                            ------------
Total liabilities                                              2,756,608

Commitments and contingencies

Stockholders' deficit
  Preferred stock, $.01 par value:
  Authorized shares - 10,000,000
  Issued shares - none
  Common stock, $.01 par value:                                         -
     Authorized shares - 20,000,000
     Issued shares - 11,527,834                                  115,278
  Additional paid-in capital                                  19,352,876
  Accumulated deficit                                        (22,052,989)
                                                            ------------
Total stockholders' deficit                                   (2,584,835)
                                                            ------------
Total liabilities and stockholders' deficit                 $    171,773
                                                            ============

                   Amarillo Biosciences, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                        Three Months ended March 31,
                                             2004            2003
                                        ----------------------------
Revenues:
  Dietary supplement sales              $      3,560    $      4,806
  Interferon sales                                --          10,000
  Federal research grants                         --           6,586
  Gain on sale of building, equipment          2,663          34,790
  Other                                           36           4,505
                                        ------------    ------------
                                               6,259          60,687
                                        ------------    ------------
Expenses:
  Cost of sales                                1,810              --
  Research and development expenses           46,981          40,292
  Selling, general and administrative
     expenses                                 74,563          37,187
  Interest expense                            23,892          22,554
                                        ------------    ------------
                                             147,246         100,033
                                        ------------    ------------

Net loss                                $   (140,987    $    (39,346)
                                        ============    ============

Basic and diluted net loss per share    $     (0.012)   $     (0.004)
                                        ============    ============

Weighted average shares outstanding       11,465,203       8,994,072
                                        ============    ============

                   Amarillo Biosciences, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows


                                                              Three months ended
                                                                  March 31,
                                                           ----------------------
                                                              2004        2003
                                                           ---------    ---------
Net cash used in operating activities                      $ (57,217)   $ (69,362)

Cash provided by (used in) investing activities               (2,405)     119,836
                                                           ---------    ---------

Cash from financing activities:
  Proceeds from issuance of common stock                      40,890           --
  Proceeds from notes payable                                 10,000       45,000
  Repayments of notes payable                                     --      (80,990)
                                                           ---------    ---------
     Net cash provided by (used in) financing activities      50,890      (35,990)
                                                           ---------    ---------
Net increase (decrease) in cash                               (6,327)      14,484
                                                           ---------    ---------
Cash at beginning of period                                   11,300          100
                                                           ---------    ---------
Cash at end of period                                      $   4,973    $  14,584
                                                           =========    =========
Supplemental Disclosure of Cash Flow Information
  Cash paid for interest                                   $   2,051    $   1,768
                                                           =========    =========
Non Cash Disclosure
  Stock issued for debt                                    $ (10,500)   $      --
                                                           ---------    ---------

                                        5

                   Amarillo Biosciences, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

1. Basis of presentation. The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

     Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

2. Stock based compensation. The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. No options were granted to purchase common stock in the three months ended March 31, 2004, and 12,000 options were granted in the three months ending March 31, 2003 with an exercise price of $0.44 per share with a 5 year term.

     The following table illustrates the effect on net loss and net loss per share if Amarillo had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                              Three Months Ended
                                                    March 31,
                                                 2004        2003
                                            -----------    --------
Net loss, as reported                       $  (135,545)   $(39,346)
Less: stock based compensation determined
  under fair value based method                      --      (4,969)
                                            -----------    --------
Pro forma net loss                          $  (135,545)   $(44,315)

Basic and diluted net loss per share
  As reported                               $     (0.01)      (0.01)
                                            ===========    ========
  Pro forma                                 $     (0.01)      (0.01)
                                            ===========    ========

3. Loss per share. Loss per share is computed based on the weighted average number of common shares outstanding.

4. Financial Condition. The Company's viability is dependent upon successful commercialization of products resulting from its research and product development activities. The Company plans on working with commercial development partners in the United States and in other parts of the world to provide the necessary sales, marketing and distribution infrastructure to successfully commercialize the interferon alpha product for both human and animal applications. The Company's products will require significant additional development, laboratory and clinical testing and investment prior to the Company obtaining regulatory approval to commercially market its product(s). Accordingly, for at least the next few years, the Company will continue to incur research and development and general and administrative expenses and may not generate sufficient revenues from product sales to support its operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

In first quarter, the Company completed private equity financing by selling restricted stock at a discount to 10 investors. The net proceeds to the Company were approximately $46,981.

During the first quarter of 2004, ABI worked in five areas to improve the Company. These are the areas 1) funding, 2) agroterrorism, 3) publishing, 4) partner discussions and 5) sales.

Agroterrorism. Dr. Joseph Cummins met with scientists, livestock producers and elected officials to argue for alternatives to the government's plans to slaughter livestock if diseases are introduced by terrorists. On February 12, 2004, Dr. Joseph Cummins participated in an agroterrorism seminar held at the Texas A&M Research and Extension Center in Amarillo, Texas. Working with Dr. Albert Paszek of Cargill, a manuscript entitled "Interferon Alpha in the Feed to Control Foot-and-Mouth Disease" was prepared for submission to the 57th Reciprocal Meat Conference in Lexington, KY in June. Dr. Cummins met with members of the staff of US Senator Cornyn to discuss agroterrorism. Members of the Emergency Management team in Amarillo and the Randall County Judge met with Dr. Cummins to hear his concerns that the livestock in the Texas Panhandle are completely vulnerable to an attack with foot-and-mouth disease virus.

Publishing. A manuscript entitled "Orally Administered Interferon Alpha has Systemic Effects" was submitted and accepted by the American Journal of Veterinary Research. Publishing this information, ABI believes, will help the Company gain recognition for our technology.

Partner/License Discussions. Because approval for oral interferon in animal health is expected in a "first world country," and because this approval will result in a Certificate of Free Sale (CFS), discussions have begun with multi-national animal health companies who have an interest in the CFS.

Nutraceutical Product. Natrol has discontinued the sale of anhydrous crystalline maltose (ACM) under their brand name Dry Mouth Relief (DMR). ABI has been in contact with the former distributors of DMR and expects our own sales to replace those of DMR.

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

Results of Operations:

Revenues. During the three-month period ended March 31, 2004 $3,560 from product sales was generated compared to revenues from product sales for the three-month period ended March 31, 2003, of $14,806, a decrease of $11,246 or approximately 76%. There have been no sales of interferon products in 2004, this accounts for the decrease in product sales.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses of $74,563 were incurred for the three-month period ended March 31, 2004, compared to $37,187 for the three-month period ended March 31, 2003, an increase of $3,376. There was $4,656 in non-cash expenses in recognition of restricted stock issued to cover services provided by consultants in lieu of cash.

Non-Cash Consulting Activities. During the three-month period ended March 31, 2004, the Board of Directors authorized the issuance of shares of restricted common stock to a consultant in lieu of cash payments. Based upon the common stock trading price at the times of issuance, and FASB rules, a non-cash consulting expense of $4,656 was recorded for the issuance of these shares during the three-month period ended March 31, 2004.

Net Income (Loss). As a result of the above, in the three-month period ended March 31, 2004, the Company's Net Loss was ($140,987) compared to a Net Loss for the three- month period ended March 31, 2003 of ($39,346). This increased loss is primarily due to lower revenues in 2004.

Liquidity Needs:

At March 31, 2004, the Company had available cash of approximately $5,000, and had a working capital deficit of approximately ($2,739,711). Assuming there is no decrease in current accounts payable, and accounting for various one-time expenses, the Company's negative cash flow is approximately $39,000 per month. The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2004 Plan.

Forward-Looking Statements:

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

          No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES

                  Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMARILLO BIOSCIENCES, INC.



Date: May 24, 2004                  By:      /s/ Joseph M. Cummins
                                       ---------------------------------------
                                       Joseph M. Cummins
                                       President, Chief Executive Officer
                                       and Chief Financial Officer