Form 10QSB
period 2004-06-30
AMARILLO BIOSCIENCES INC
filed 2004-08-23
CIK 1014763

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20791

                           AMARILLO BIOSCIENCES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          TEXAS                                          75-1974352
--------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

 4134 Business Park Drive, Amarillo, Texas                   79110-4225
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

As of June 30, 2004 there were 12,475,630 shares of the issuer's common stock outstanding.

                           AMARILLO BIOSCIENCES, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I:    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
           Consolidated Balance Sheet - June 30, 2004....................... 3
           Consolidated Statements of Operations - Six Months Ended
           June 30, 2004 and June 30, 2003.................................. 4
           Condensed Consolidated Statements of Cash Flows - Six
           Months Ended June 30, 2004 and 2003.............................. 5
           Notes to Consolidated Financial Statements....................... 6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................ 7

ITEM 3.    Controls and Procedures..........................................10

PART II:   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K.................................11

Signatures .................................................................12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Amarillo Biosciences, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  June 30, 2004
                                   (unaudited)


Assets
Current assets:
  Cash                                                             $     13,079
  Other current assets                                                    5,831
                                                                   ------------
Total current assets                                                     18,910

Equipment, net                                                            1,449
Patents, net of accumulated amortization of $157,430                    152,720
                                                                   ------------
Total assets                                                       $    173,079
                                                                   ============

Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable                                                 $    170,716
  Accrued interest expense                                              401,105
  Accrued payroll expense                                               109,443
  Other accrued expense                                                  20,120
  Notes payable, including notes payable to stockholder               2,103,500
                                                                   ------------
Total current liabilities                                             2,804,884
                                                                   ------------

Total liabilities                                                     2,804,884
                                                                   ------------

Commitments and contingencies

Stockholders' deficit Preferred stock, $.01 par value:
     Authorized shares - 10,000,000
     Issued shares - none - Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued shares - 12,475,630                                         124,756
  Additional paid-in capital                                         19,497,341
  Accumulated deficit                                               (22,253,902)
                                                                   ------------
Total stockholders' deficit                                          (2,631,805)
                                                                   ------------
Total liabilities and stockholders' deficit                        $    173,079
                                                                   ============

                   Amarillo Biosciences, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                               Three months ended                Six months ended
                                                     June 30,                        June 30,
                                           ----------------------------    ----------------------------
                                               2004            2003            2004           2003
                                           ============================================================
Revenues:
  Dietary supplement sales                 $     20,266    $     13,407    $     23,826    $     18,213
  Interferon sales                                6,490            --             6,490          10,000
  Federal research grants                          --              --              --             6,586
  Gain on sale of building and equipment           --              --             2,664          34,790
  Other                                            --             1,353              36           5,858
                                                 26,756          14,759          33,016          75,446
Expenses:
  Cost of sales                                  12,738           1,912          14,548           1,912
  Research and development expenses              38,313          38,635          85,293          78,927
  Selling, general and administrative
     expenses                                   152,294         168,521         226,858         205,708
  Interest expense                               24,326          24,658          48,218          47,212
                                                227,671         233,726         374,917         333,759
                                           ------------------------------------------------------------

Net loss                                   $   (200,915)   $   (218,967)   $   (341,901)   $   (258,313)
                                           ============================================================

Basic and diluted net loss per share       $      (0.02)   $      (0.02)   $      (0.03)   $      (0.03)
                                           ============================================================

Weighted average shares outstanding          12,013,347       9,012,154      12,013,997       9,012,154
                                           ============================================================

                   Amarillo Biosciences, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                             Six months ended
                                                                 June 30,
                                                           ----------------------
                                                             2004         2003
                                                           ---------    ---------
Net cash used in operating activities                      $(101,211)   $ (98,449)

Cash provided by (used in) investing activities               (2,940)     118,284
                                                           ---------    ---------

Cash from financing activities:
  Proceeds from issuance of common stock                      95,930       28,000
  Proceeds from notes payable                                 10,000      (43,716)
  Repayments of notes payable                                   --        (80,990)
     Net cash provided by (used in) financing activities     105,930      (35,990)
Net increase in cash                                           1,779        4,119
Cash at beginning of period                                   11,300          100
Cash at end of period                                      $  13,079    $   4,219
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes                                 $    --      $    --


Cash paid for interest                                     $   3,999    $   9,486
                                                           =========    =========
Stock issued for debt                                      $ (10,500)   $    --
                                                           =========    =========

                   Amarillo Biosciences, Inc. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements

1. Basis of presentation. The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in Amarillo Biosciences, Inc. ("ABI") Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

      Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

2. Stock based compensation. The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. No options were granted in the three month period ending March 31, 2004. There were 725,000 options granted to purchase common stock in the three months ended June 30, 2004, with an exercise price of $0.23 per share with a 5 year term. March 31, 2003 there were 12,000 options granted with an exercise price of $0.44 per share with a 5 year term, and 1,600 options were granted in the three months ending June 30, 2003 with an exercise price of $0.44 per share with a 5 year term.

      The following table illustrates the effect on net loss and net loss per share if Amarillo had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                            Six Months Ended June 30,
                                               2004           2003
                                            -----------    -----------
Net loss, as reported                       $   341,901    $   258,313
Less: stock based compensation determined
  under fair value based method                    --             --
                                            -----------    -----------
Pro forma net loss                          $   340,901    $   258,313

Basic and diluted net loss per share
  As reported                               $     (0.03)   $     (0.03)
  Pro forma                                 $     (0.03)   $     (0.03)


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

In the first half of 2004, the Company completed private equity financing by selling restricted stock at a discount to 16 investors. The net proceeds to the Company were approximately $96,000.

During the first half of 2004, ABI worked in five areas to improve the Company. These are the areas 1) funding, 2) agroterrorism, 3) publishing, 4) partner discussions and 5) sales.

Agroterrorism. Dr. Joseph Cummins met with scientists, livestock producers and elected officials to argue for alternatives to the government's plans to slaughter livestock if diseases are introduced by terrorists. On February 12, 2004, Dr. Joseph Cummins participated in an agroterrorism seminar held at the Texas A&M Research and Extension Center in Amarillo, Texas. Working with Dr. Albert Paszek of Cargill, a manuscript entitled "Interferon Alpha in the Feed to Control Foot-and-Mouth Disease" was presented June 23, 2004 at the 57th Reciprocal Meat Conference in Lexington, KY. Dr. Cummins met with members of the staff of US Senator Cornyn and US Senator John Rockefeller to discuss agroterrorism. Members of the Emergency Management team in Amarillo and the Randall County Judge met with Dr. Cummins on April 27, 2004, to hear his concerns that the livestock in the Texas Panhandle are completely vulnerable to an attack with foot-and-mouth disease virus. On July 20, 21, 23, 24, 26, 27, and 31, 2004 Dr. Cummins presented seminars in Japan at which agroterrorism and oral interferon were discussed..

Publishing. A manuscript entitled "Orally Administered Interferon Alpha has Systemic Effects" was submitted and accepted by the American Journal of Veterinary Research. A chapter entitled "The Clinical Use of Low Dose Orally Administered Interferon Alpha, with Emphasis on Treatment of Patients Positive for Human Immunodeficiency Virus" appeared in the book, AIDS Vaccines and Related Topics. Publishing this information, ABI believes, will help the Company gain recognition for our technology.

Partner/License Discussions. On July 22, 2004 ABI announced that BioVet, Inc., a Tokyo based animal health company with whom Amarillo Biosciences has been collaborating, has been granted regulatory approval for production and marketing of oral interferon for treatment of rotavirus in cattle in Japan. Rotavirus diarrhea is a major cause of disease and death in animals and humans.

The animal health approval is for low dose oral administration of human interferon alpha supplied by Hayashibara Biochemical Laboratories (HBL). The product will be launched in Japan in September 2004. Amarillo Biosciences owns the distribution rights to HBL interferon for animal health outside Japan; will receive a royalty on all Japanese HBL interferon sales; and, will cooperate with BioVet in the international marketing of oral interferon for animal health. BioVet and ABI expect to join forces with strategic partners in order to distribute oral interferon. Multi-national animal health companies may be able to use the Japanese data to generate sales in other countries. To date, the Company has received indications of serious interest from a number of multinational pharmaceutical companies and is in active discussions with these companies.

Nutraceutical Product. ABI reached agreement with Global Kinetics of Kent, Washington to become the US distributor of Dry Mouth Relief (DMR), replacing Natrol. Global Kinetics' sales of DMR are expected to begin before the end of 2004.

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

Results of Operations:

Revenues. During the six-month period ended June 30, 2004 $30,352 from product sales was generated compared to revenues from product sales for the six-month period ended June 30, 2003, of $28,213, an increase of $2,139 or approximately 9%.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses of $226,858 were incurred for the six-month period ended June 30, 2004, compared to $205,708 for the six-month period ended June 30, 2003, an increase of $21,150. This included $98,560 in non-cash expenses in recognition of restricted stock issued to cover services provided by consultants in lieu of cash.

Non-Cash Consulting Activities. During the three-month period ended June 30, 2004, the Board of Directors authorized the issuance of shares of restricted common stock to three consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance, non-cash consulting expense of approximately $90,000 was recorded for the issuance of these shares during the three-month period ended June 30, 2004.

Net Income (Loss). As a result of the above, in the six-month period ended June 30, 2004, the Company's Net Loss was ($341,901) compared to a Net Loss for the six-month period ended June 30, 2003 of ($258,313). This increased loss is due equally to lower revenues and higher expenses in 2004.

Liquidity Needs:

At June 30, 2004, the Company had available cash of approximately $13,079, and had a working capital deficit of approximately ($2,631,805). Assuming there is no decrease in current accounts payable, and accounting for various one-time expenses, the Company's negative cash flow is approximately $39,000 per month. The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2004 Plan.

Forward-Looking Statements:

Certain statements made in this Plan of Operations and elsewhere in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, achievements, costs or expenses and may contain words such as "believe," "anticipate," "expect," "estimate," "project," "budget," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-QSB and 10-KSB and include among others the following: promulgation and imple mentation of regulations by the U.S. Food and Drug Administration ("FDA"); promulgation and implementation of regulations by foreign governmental instrumentalities with functions similar to those of the FDA; costs of research and development and clinical trials, including without limitation, costs of clinical supplies, packaging and inserts, patient recruitment, trial monitoring, trial evaluation and publication; and possible difficulties in enrolling a sufficient number of qualified patients for certain clinical trials. The Company is also dependent upon a broad range of general economic and financial risks, such as possible increases in the costs of employing and/or retaining qualified personnel and consultants and possible inflation which might affect the Company's ability to remain within its budget forecasts. The principal uncertainties to which the Company is presently subject are its inability to ensure that the results of trials performed by the Company will be sufficiently favorable to ensure eventual regulatory approval for commercial sales, its inability to accurately budget at this time the possible costs associated with hiring and retaining of additional personnel, uncertainties regarding the terms and timing of one or more commercial partner agreements and its ability to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (1) Form 8-K filed on August 20, 2004, to report a change in the Company's certifying accountant.

      No other reports on Form 8-K were filed during the quarter ended June 30, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMARILLO BIOSCIENCES, INC.


Date:    August 23, 2004            By: /s/ Joseph M. Cummins
         ---------------                ----------------------------------------
                                        Joseph M. Cummins
                                        President, Chief Executive Officer
                                        and Chief Financial Officer