Form 10QSB
period 2004-09-30
AMARILLO BIOSCIENCES INC
filed 2004-11-15
CIK 1014763

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   September 30, 2004
                               -------------------------------------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20791

                           AMARILLO BIOSCIENCES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

    TEXAS                                                75-1974352
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


 4134 Business Park Drive, Amarillo, Texas                          79110-4225
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

     806-376-1741                                             FAX 806-376-9301
--------------------------------------------------------------------------------
(Issuer's telephone number, including area code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes |X| . No |_| .

      As of September 30, 2004 there were 13,235,296 shares of the issuer's common stock outstanding.

                           AMARILLO BIOSCIENCES, INC.

                                      INDEX

                                                                                               PAGE NO.
                                                                                               --------
PART I:              FINANCIAL INFORMATION

ITEM 1.              Financial Statements

                     Consolidated Balance Sheet - September 30, 2004............................... 3

                     Consolidated Statements of Operations - Nine Months Ended
                     September 30, 2004 and September 30, 2003..................................... 4

                     Condensed Consolidated Statements of Cash Flows - Nine
                     Months Ended September 30, 2004 and 2003...................................... 5

                     Notes to Consolidated Financial Statements.................................... 6

                     Management's Discussion and Analysis of Financial Condition and Results of
ITEM 2.              Operations.................................................................... 7

ITEM 3.              Controls and Procedures....................................................... 11

PART II:             OTHER INFORMATION

ITEM 6.              Exhibits and Reports on Form 8-K.............................................. 11

Signatures           .............................................................................. 12


                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                   Amarillo Biosciences, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                               September 30, 2004
                                   (unaudited)

Assets
Current assets:
  Cash                                                             $      3,191
  Other current assets                                                   23,992
                                                                   ------------
Total current assets                                                     27,183

Equipment, net                                                            1,117
Patents, net of accumulated amortization of $166,223                    143,927
                                                                   ------------
Total assets                                                       $    172,227
                                                                   ============

Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable                                                 $    163,731
  Accrued interest expense                                              423,728
  Accrued payroll expense                                               145,393
  Other accrued expense                                                     304
  Notes payable, including notes payable to stockholder               2,103,500
                                                                   ------------
Total current liabilities                                             2,836,656

                                                                   ------------
Total liabilities                                                     2,836,656

Commitments and contingencies

Stockholders' deficit
  Preferred stock, $.01 par value:
     Authorized shares - 10,000,000
  Issued shares - none -
Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued shares - 13,235,296                                         132,353
  Additional paid-in capital                                         19,565,645
  Accumulated deficit                                               (22,362,427)
                                                                   ------------
Total stockholders' deficit                                          (2,664,429)
                                                                   ------------
Total liabilities and stockholders' deficit                        $    172,227
                                                                   ============

                   Amarillo Biosciences, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)

                                               Three months ended               Nine months ended
                                                  September 30,                    September 30,
                                           --------------------------      --------------------------
                                                2004            2003          2004              2003
------------------------------------------------------------------------------------------------------
Revenues:
  Dietary supplement sales                 $     11,053    $      6,420   $     34,879    $     24,633
  Interferon sales                                   --              --          6,490          10,000
  Federal research grants                            --              --             --           6,586
  Gain on sale of building and equipment             --              --             --          34,790
  Income from reversal of accrued
    contingent liability                             --         750,965             --         750,965
  Gain on sale of intangible assets                  --          50,298          2,663          50,298
  Other                                              --              --             36           5,858
------------------------------------------------------------------------------------------------------
                                                 11,053         807,683         44,068         883,130
Expenses:
  Cost of sales                                     368             600         14,915           2,512
  Research and development expenses              43,090          50,175        128,382         129,102
  Selling, general and administrative
     expenses                                    51,507          64,795        278,365         270,502
  Interest expense                               24,613          24,341         72,831          71,553
  Loss on dissolution of subsidiary                  --           1,000             --           1,000
  Impairment of intangible assets                    --          50,298             --          50,298
------------------------------------------------------------------------------------------------------
                                                119,578         191,209        494,493         524,967
------------------------------------------------------------------------------------------------------

Net income (loss)                          $   (108,525)   $    616,474   $   (450,425)   $    358,163
======================================================================================================

Basic and diluted net loss per share       $      (0.01)   $       0.06   $      (0.04)   $       0.04
======================================================================================================

Weighted average shares outstanding          12,871,713      10,220,391     12,054,425       9,742,661
======================================================================================================

                   Amarillo Biosciences, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                              Nine months ended
                                                                September 30,
                                                           ---------------------

                                                              2004        2003
                                                           ---------    ---------

Net cash used in operating activities                      $(164,039)   $(209,250)
                                                           ---------    ---------
Cash provided by (used in) investing activities                   --      132,008
                                                           ---------    ---------
Cash from financing activities:

  Proceeds from issuance of common stock                     155,930      141,600

  Repayments of notes payable                                     --      (52,468)
                                                           ---------    ---------
     Net cash provided by (used in) financing activities     155,930       89,132
                                                           ---------    ---------
Net increase (decrease) in cash                               (8,109)      11,889
                                                           ---------    ---------
Cash at beginning of period                                   11,300          100
                                                           ---------    ---------
Cash at end of period                                      $   3,191    $  11,989
                                                           =========    =========
Supplemental Disclosure of Cash Flow Information

Cash paid for income taxes                                 $      --    $      --
                                                           =========    =========
Cash paid for interest                                     $       0    $  11,142
                                                           =========    =========
Stock issued for debt                                      $  36,000    $      --
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

      Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

2. Stock based compensation. The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. No options were granted in the three month period ending March 31, 2004. There were 725,000 options granted to purchase common stock in the three months ended June 30, 2004, with an exercise price of $0.23 per share with a 5 year term. In the three month period ended September 30, 2004 775,000 options were granted to purchase common stock, with an exercise price of $0.27 per share with a 5 year term.

The following table illustrates the effect on net loss and net loss per share if Amarillo had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                           Nine Months Ended September 30,
                                                2004           2003
                                            -----------    -----------
Net loss, as reported                       $   450,425    $   358,163
Less: stock based compensation determined
  under fair value based method                 360,199             --
                                            -----------    -----------
Pro forma net loss                          $   810,624    $   358,163
Basic and diluted net loss per share
  As reported                               $     (0.04)   $     (0.04)
  Pro forma                                 $     (0.07)   $     (0.04)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 141.0%, risk-free interest rate of 1.5% and expected life of 60 months.

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

In the first nine months of 2004, the Company completed private equity financing by selling restricted stock at a discount to 20 investors. The net proceeds to the Company were approximately $155,930.

During the first nine months of 2004, ABI worked in five areas to improve the Company. These are the areas 1) funding, 2) agroterrorism, 3) publishing, 4) partner/licensing discussions and 5) sales.

Agroterrorism. Dr. Joseph Cummins met with scientists, livestock producers and elected officials to argue for alternatives to the government's plans to slaughter livestock if diseases are introduced by terrorists. On February 12, 2004, Dr. Joseph Cummins participated in an agroterrorism seminar held at the Texas A&M Research and Extension Center in Amarillo, Texas. Working with Dr. Albert Paszek of Cargill, a manuscript entitled "Interferon Alpha in the Feed to Control Foot-and-Mouth Disease" was presented June 23, 2004 at the 57th Reciprocal Meat Conference in Lexington, KY. At various times, Dr. Cummins met with members of the staff of US Senator Cornyn and US Senator John Rockefeller to discuss agroterrorism. Members of the Emergency Management team in Amarillo and the Randall County Judge met with Dr. Cummins on April 27, 2004, to hear his concerns that the livestock in the Texas Panhandle are completely vulnerable to an attack with foot-and-mouth disease virus. On July 20, 21, 23, 24, 26, 27, and 31, 2004 Dr. Cummins presented seminars in Japan at which agroterrorism and oral interferon were discussed; approximately 700 veterinarians attended the seminars.

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

Partner/License Discussions. September 14, 2004 the announcement was made that Amarillo Biosciences had executed a licensing and supply agreement with a leading Turkish pharmaceutical company, NOBEL ILAC SANAYII VE TICARET A.S., providing the rights to oral low-dose interferon-alpha for the treatment of Behcet's disease in Turkey and in Azerbaijan, Bosnia & Herzegovina, Bulgaria, Croatia, Georgia, Kazakhstan, Kyrghyzstan, Macedonia, Romania, Russia, Saudi Arabia, Slovenia, Tajikistan, Turkmenistan, Uzbekistan, and Federal Republic of Yugoslavia. The U.S. Food and Drug Administration (FDA) has granted Orphan Drug Designation for this product for the clinical indication of Behcet's Disease to Amarillo Biosciences. The Orphan Drug Designation is designed to promote the development of treatments for diseases rare in the United States and provides certain marketing exclusivity incentives outlined under the Orphan Drug Act. U.S. FDA approval will be sought and this FDA approval will be owned by Amarillo Biosciences, but will be used by NOBEL to seek regulatory approval in each country of the Territory.

On July 22, 2004 ABI announced that BioVet, Inc., a Tokyo based animal health company with whom Amarillo Biosciences has been collaborating, has been granted regulatory approval for production and marketing of oral interferon for treatment of rotavirus in cattle in Japan. Rotavirus diarrhea is a major cause of disease and death in animals and humans.

The animal health approval is for low dose oral administration of human interferon alpha supplied by Hayashibara Biochemical Laboratories (HBL). The product was launched in Japan in August 2004. Amarillo Biosciences owns the distribution rights to HBL interferon for animal health outside Japan; will receive a royalty on all Japanese HBL interferon sales.

Nutraceutical Product. ABI reached agreement with Global Kinetics of Kent, Washington to become the US distributor of Dry Mouth Relief (DMR), replacing Natrol. Global Kinetics' sales of DMR are expected to begin in the first quarter of 2005.

On September 16, 2004, to discuss the nation's response to agroterrorism, Dr. Cummins met with Dr. Chuck Lambert, Deputy Undersecretary of Agriculture, USDA, Dr. Richard McDonald, President of Texas Cattle Feeders Association (TCFA) and Dr. Ross Wilson, Vice President of TCFA.

The Company is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States, Canada, Southeast Asia, Europe and the Middle East. The Company believes that one or more of these agreements will be executed during 2004. These agreements are expected to include provisions for the commercial partner to pay ABI a technology access fee, payments for a portion of the clinical trial expenses, payment obligations to ABI upon the accomplishment of certain defined tasks and/or provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for ABI. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

Results of Operations:

Revenues. During the nine-month period ended September 30, 2004 $41,369 from product sales was generated compared to revenues from product sales for the nine-month period ended September 30, 2003, of $34,633, an increase of $6,736 or approximately 19%.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses of $278,365 were incurred for the nine-month period ended September 30, 2004, compared to $270,502 for the nine-month period ended September 30, 2003.

Non-Cash Consulting Activities. During the first nine-months of 2004, the Board of Directors authorized the issuance of shares of restricted common stock to three consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance, non-cash consulting expense of approximately $2,900 was recorded for the issuance of these shares during the three-month period ended September 30, 2004, and approximately $90,000 for the three-month period ended June 30, 2004.

Net Income (Loss). As a result of the above, in the nine-month period ended September 30, 2004, the Company's Net Loss was ($450,425) compared to a Net Loss for the nine-month period ended September 30, 2003 of ($358,163). This increased loss is due primarily to increased cost of sales in 2004.

Liquidity Needs:

At September 30, 2004, the Company had available cash of approximately $3,191, and had a working capital deficit of approximately ($2,809,473). Assuming there is no decrease in current accounts payable, and accounting for various one-time expenses, the Company's negative cash flow is approximately $39,000 per month. The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2004 Plan.

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

            No reports on Form 8-K were filed during the quarter ended September 30, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AMARILLO BIOSCIENCES, INC.

Date:    November 15, 2004          By: /s/ Joseph M. Cummins
                                       -----------------------------------------
                                       Joseph M. Cummins
                                       President, Chief Executive Officer
                                       and Chief Financial Officer