Form 10KSB
period 2004-12-31
AMARILLO BIOSCIENCES INC
filed 2005-04-15
CIK 1014763

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)

[X]           Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 [Fee Required]
                   For the Fiscal Year Ended December 31, 2004

[_]       Transition Report Under Section 13 or 15(d) of the Securities
                     Exchange Act of 1934 [No Fee Required]

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

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Revenues for its most recent fiscal year were $51,506

      As of December 31, 2004, there were outstanding 14,385,296 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the OTC BB.AMAR) was approximately $3,612,138.

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

ITEM 1.     DESCRIPTION OF BUSINESS.

General

      Amarillo Biosciences, Inc. (the "Company" or "ABI"), a Texas corporation formed in 1984, is engaged in developing biologics for the treatment of human and animal diseases. The Company is currently focusing its research on human health indications for the use of low-dose orally administered natural human interferon alpha, particularly for the treatment of Sjogren's syndrome, Behcet's disease, polycythemia vera, essential thrombocythemia, idiopathic pulmonary fibrosis and oral warts in HIV+ patients. The Company believes that significant worldwide opportunities exist for the development of low-dose orally administered natural interferon alpha as a cost-effective, non-toxic, efficacious alternative to the treatment of diseases by injection of high doses of interferon alpha. In addition, the Company believes that low-dose orally administered natural human interferon alpha will be an effective treatment for diseases or conditions for which current therapies are inadequate.

      The Company owns or licenses 16 United States patents relating to the use or composition of low-dose oral natural interferon alpha. Since 1992, the Company has filed with the U.S. Food and Drug Administration ("FDA"), and there now are in effect, 6 Investigational New Drug ("IND") Applications covering indicated uses for low-dose oral interferon alpha, including treatment of Behcet's disease, Sjogren's syndrome, and oral warts in HIV+ patients.

      The Company's objective is to exploit its proprietary technology to become a leader in the field of low-dose oral applications of interferon alpha. The Company's business strategy is to pursue those indications for low-dose oral interferon alpha treatment for which initial clinical research has indicated the treatment is efficacious and which, in the opinion of the Company, have the greatest commercial potential and are most likely to be approved by the FDA. To the extent possible, the Company will attempt to minimize the cost to the Company of obtaining FDA approval by utilizing forms of interferon alpha already approved (in other dosage forms and for different indications) by the Japanese Ministry of Health and Welfare for human or animal use. The Company believes that cost savings will result from this strategy. The Company will attempt to gain market share for approved products by forming alliances with strong marketing partners.

      The Company has 3 full-time and 1 half-time employees. The Company makes extensive use of consultants in business and research and development.

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

      The Company believes that oral interferon alpha therapy helps to relieve the dryness associated with Sjogren's syndrome, improves secretory function, and may effectively supplement, or be used in lieu of existing treatments. The Company has completed two 24-week Phase III clinical trials of the use of interferon alpha lozenges in the treatment of primary Sjogren's syndrome. Results of both Phase III clinical trials demonstrate an improvement in saliva production in treated patients (see Arthritis Care & Research, 49:585-593,
2003). The studies were double-blinded, placebo-controlled tests in which a total of 497 patients were treated three times daily for 24 weeks with a lozenge containing either 150 international units (IU) of interferon alpha or a placebo. Analysis of participants who completed the trials, designated as evaluable patients, found a significant (p=0.01) increase in unstimulated whole saliva
(UWS) production among the interferon alpha treated patients, as compared to those who received placebo. Increases in UWS are important to the Sjogren's patient since UWS represents the basal salivary flow that is present over 90% of the day.

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

      Because UWS was a secondary, and not the primary end point of these studies, these promising findings did not result in FDA approval. Instead, the FDA suggested that the Company sponsor an additional, large-scale Phase III study that would include UWS flow as the primary endpoint. Instead, the Company proposed a study designed to demonstrate, by biopsy, improvement at the site of disease activity, the salivary glands. The Company believes that, if successful, the salivary gland study results, along with the beneficial UWS results generated in the twin Phase III studies, would form a reasonable basis for the approval of oral interferon alpha in the treatment of Sjogren's syndrome. Even though the FDA stated their belief that the data package would still be insufficient, the Company plans to conduct a biopsy study and, if successful, to file for marketing approval.

Oral Warts in HIV+ Patients. Oral warts are lesions in the mouth caused by the human papillomaviruses. In open-label Phase I/II clinical studies with 36 patients, complete or partial clearance of oral warts was achieved in 71% (5/7) of HIV+ subjects given interferon-(alpha) at 1500 international units (IU) per day. A double-blind, placebo-controlled Phase II study to confirm and expand these findings is planned for initiation in 2005. The Company filed with the FDA Office of Orphan Drugs and was granted (Summer 2000) orphan drug status for low dose IFN(alpha) treatment in this condition.

Behcet's Disease. Behcet's disease is a severe chronic relapsing inflammatory disorder marked by oral and genital ulcers, eye inflammation (uveitis) and skin lesions, as well as varying multisystem involvement including the joints, blood vessels, central nervous system, and gastrointestinal tract. The oral lesions are an invariable sign, occurring in all patients at some time in the disease. Behcet's disease is found world-wide, and is a significant cause of partial or total disability. The US patient population has been estimated as 15,000. The Company filed with the FDA Office of Orphan Drugs and was granted (Spring 2000) orphan drug status for low dose orally administered IFN(alpha) treatment in this condition. A double-blind, placebo-controlled Phase II trial is planned for 2005.

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

The $100,000 grant is being used by the Health Science Center to support a pilot study of 20 patients with IPF. ABI is collaborating on this research with Lorenz
O. Lutherer, MD, PhD, professor, physiology, and Cynthia A. Jumper, MD, associate professor patient care, internal medicine, and is providing support in the form of study drug, data management and biostatistical analysis. Seventeen IPF patients have been enrolled into treatment with interferon alpha lozenges. Seven of the IPF patients have completed at least 12 months of treatment and 6 of these patients are stable, showing no sign of disease progression, according to Dr. Lutherer.

Bone Marrow Disorders. ABI will commence to test low dose oral interferon alpha in forty patients with rare bone marrow proliferative disorders. The study will be conducted at a major Texas cancer center with a leading medical authority who specializes in the treatment of these myeloproliferative disorders. Twenty patients, each with either polycythemia vera (PV) or primary thrombocythemia
(ET), will be given low dose oral interferon alpha daily as a treatment to relieve the signs and symptoms associated with these disorders.

      In 1997-1998, Amarillo Biosciences, in conjunction with the Mayo Clinic, conducted a 48-week pilot study in the treatment of PV and ET. Human interferon alpha lozenges were administered to 7 PV and 6 ET patients. Because of the benefits noted in the pilot study, and because so few good treatment alternatives exist, this follow-up study is planned to commence in the second quarter of this year. The first study treated patients once per day, but with more clinical experience and a better understanding of the mechanism of action of oral interferon, the new study will dose patients three times per day.

      PV and ET are stem cell disorders considered to be incurable. Treatment is directed at reducing morbidity and preventing life-threatening complications. The clinical course of both ET and PV are characterized by vasomotor disturbances (headaches, dizziness), acral dysesthesia (impaired sensations in limbs, fingers, ears), erythromelalgia (diffused redness and atrophy of skin on legs), visual symptoms, thrombohemorrahagic (inappropriate clotting) events, and the risk of transformation into acute myeloid leukemia or fibrosis of bone marrow.

      Treatment efforts in ET strive to reduce clotting events in patients at high-risk for thrombosis without increasing the intrinsically low risk of leukemic transformation. All patients with PV require phlebotomy (drawing blood), with the goal of reducing hematocrit levels (the concentration of red blood cells). This maneuver prolongs survival by decreasing, but not abolishing, the risk of thrombosis. The goal of therapy in PV is not only to prevent thrombosis, but also to reduce the risk of transformation into acute myeloid leukemia or myelofibrosis.

      In the previous 1997-1998 study, treatment response in PV patients was based on changes in hematocrit levels and phlebotomy requirement. Four of 7 subjects had a =>50% reduction in phlebotomy requirement, compared to the 6 months prior to the study, and consequently were considered partial responders. Response in the ET subjects was based on changes in platelet count. One of 6 subjects experienced normalization of platelet count (complete response), 3 were unchanged and 2 experienced a progression of disease during interferon alpha lozenge therapy. No deaths or serious adverse events occurred in this study.

Influenza. Warnings have been issued that the avian influenza virus presently killing animals and people in Asia may become the new strain of pandemic flu which could potentially kill millions of people. These warnings have sparked renewed interest in ways to treat or prevent influenza. Clinical observations from thousands of influenza patients in Russia, Ukraine, Bulgaria, China, and Japan claim significant clinical benefits to patients intranasally given low-dose (a few hundred to 10,000 units) interferon during natural outbreaks of influenza. In contrast, in experimental influenza virus challenge studies with human volunteers, those volunteers given 800,000 to 70 million units of interferon by intranasal delivery did not experience a clinical benefit. Data generated using low dose interferon was rejected by Western scientists because of the impure nature of the interferon used in early studies and because the low dose interferon did not seem to make any sense. This review proposes that the subject of low dose interferon for influenza be revisited. Intranasal and oral administration of low-dose interferon deliver interferon to the same receptors in the oral-pharyngeal cavity. Low-dose oral interferon may represent an inexpensive, safe way to modulate the immune system during, or before, influenza infection.

      ABI has opened a blog site (http://interferonandinfluenza.blogspot.com) to discuss oral interferon and the flu. ABI has contact with flu experts and health officials in several countries in an effort to conduct testing of low dose interferon alpha for influenza.


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


Strategic Alliance with Nobel

      The Company signed a licensing and supply agreement with a leading Turkish pharmaceutical company, NOBEL ILAC SANAYII VE TICARET A.S., providing the rights to oral low-dose interferon-alpha for the treatment of Behcet's disease in Turkey and in Azerbaijan, Bosnia & Herzegovina, Bulgaria, Croatia, Georgia, Kazakhstan, Kyrghyzstan, Macedonia, Romania, Russia, Saudi Arabia, Slovenia, Tajikistan, Turkmenistan, Uzbekistan, and Federal Republic of Yugoslavia.

      The license agreement covers a territory whose population is approximately 365 million. In Turkey, where the disease is more than 600 times more prevalent than in the United States, there are from 56,000 to 259,000 people who are afflicted with the disease, according to a review published in the New England Journal of Medicine. The U.S. Food and Drug Administration (FDA) has granted Orphan Drug Designation for this product for the clinical indication of Behcet's Disease to Amarillo Biosciences. The Orphan Drug Designation is designed to promote the development of treatments for diseases rare in the United States and provides certain marketing exclusivity incentives outlined under the Orphan Drug Act.

      Under the terms of the agreement, ABI and NOBEL will conduct Behcet's disease studies in Turkey under an Investigating New Drug (IND) Application submitted by ABI to the U.S. FDA. U.S. FDA approval will be sought and this FDA approval will be owned by ABI, but will be used by NOBEL to seek regulatory approval in each country of the Territory.


Other Agreements

      In 2004 the Company also entered into various other licensing and supply arrangements which could serve as a source of future revenue for the Company; however, none of these arrangements are currently contributing in a significant manner to the Company's revenue, and these arrangements are not considered by the Company's management to be material, either individually or in the aggregate.

Publishing

      A manuscript entitled "Orally Administered Interferon Alpha has Systemic Effects" was published by the American Journal of Veterinary Research, Vol. 166, 164-176, 2005.. A chapter entitled "The Clinical Use of Low Dose Orally Administered Interferon Alpha, with Emphasis on Treatment of Patients Positive for Human Immunodeficiency Virus" appeared in the 2004 book, AIDS Vaccines and Related Topics. Publishing this information, ABI believes, will help the Company gain recognition for our technology.

Animal Health Application

Agroterrorism. Dr. Joseph Cummins met with scientists, livestock producers and elected officials to argue for alternatives to the government's plans to slaughter livestock if diseases are introduced by terrorists. On February 12, 2004, Dr. Joseph Cummins participated in an agroterrorism seminar held at the Texas A&M Research and Extension Center in Amarillo, Texas. Working with Dr. Albert Paszek of Cargill, a manuscript entitled "Interferon Alpha in the Feed to Control Foot-and-Mouth Disease" was presented June 23, 2004 at the 57th Reciprocal Meat Conference in Lexington, KY. At various times, Dr. Cummins met with members of the staff of US Senator Cornyn and US Senator John Rockefeller to discuss agroterrorism. Members of the Emergency Management team in Amarillo and the Randall County Judge met with Dr. Cummins on April 27, 2004, to hear his concerns that the livestock in the Texas Panhandle are completely vulnerable to an attack with foot-and-mouth disease virus. On July 20, 21, 23, 24, 26, 27, and 31, 2004 Dr. Cummins presented seminars in Japan at which agroterrorism and oral interferon were discussed; approximately 700 veterinarians attended the seminars. Our paper on FMD was published in the January 2005 International Society for Interferon & Cytokine Research newsletter. ABI continues to contact scientists and government officials to urge development of an alternative to the USDA's current policy.

      Dr. Roger Breeze, former director of the USDA's Foreign Animal Disease Laboratory on Plum Island, New York, has written an article on agroterrorism published in December 2004 at www.biosecurityjournal.com. We agree with Dr.
Breeze that the USDA's current policy to contain FMD is "fatally flawed." Working with Cargill, ABI has published a plan entitled "Orally administered interferon to prevent/treat foot-and-mouth disease" to help contain FMD. This plan can be seen on our website www.amarbio.com.

      On July 22, 2004 ABI announced that BioVet, Inc., a Tokyo based animal health company with whom Amarillo Biosciences has been collaborating, has been granted regulatory approval for production and marketing of oral interferon for treatment of rotavirus in cattle in Japan. Rotavirus diarrhea is a major cause of disease and death in animals and humans.

      The animal health approval is for low dose oral administration of human interferon alpha supplied by Hayashibara Biochemical Laboratories (HBL). The product was launched in Japan in September 2004. Amarillo Biosciences owns the distribution rights to HBL interferon for animal health outside Japan and will receive a royalty on all Japanese HBL interferon sales.


Patents and Proprietary Rights

      No new patents were issued in 2004.

Competition

      The pharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition. The Company believes that its ability to compete will be dependent in large part upon its ability to continually enhance and improve its products and technologies. In order to do so, the Company must effectively utilize and expand its research and development capabilities and, once developed, expeditiously convert new technology into products and processes, which can be commercialized. Competition is based primarily on scientific and technological superiority, technical support, availability of patent protection, access to adequate capital, the ability to develop, acquire and market products and processes successfully, the ability to obtain governmental approvals and the ability to serve the particular needs of commercial customers. Corporations and institutions with greater resources than the Company may, therefore, have a significant competitive advantage.

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


Research and Development

      During the years ended December 31, 2004 and 2003, the Company incurred expenses of $171,043 and $173,345, respectively, resulting from Company-sponsored research and development activities. Research and development is expected to remain a significant component of the Company's business. The Company has arranged for others to perform substantially all of its clinical research and intends to continue to do so while utilizing its staff for monitoring such research. See also ITEM 6, "MANAGEMENT'S 2005 PLAN OF OPERATIONS
- Research and Development".

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

      The Company is presently traded on the OTC Bulletin Board under the symbol AMAR. The range of high and low sales prices as quoted on the OTC Bulletin Board for each quarter of 2004 and 2003 was as follows:

                      2004                         2003
               --------------------- ------------------------------
  Quarter      High          Low          High        Low
-----------  --------- ------------ ------------ ------------------
First     $     0.44   $    0.27    $    0.19    $    0.05

Second          0.35        0.18         0.39         0.09

Third           0.32        0.20         0.51         0.22

Fourth          0.38        0.21         0.51         0.29

      As of December 31, 2004, the Company had approximately 850 shareholders of record.

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

Overview

      The Company continues to engage in research and development activities focused on developing biologics for the treatment of human and animal diseases. The Company has not commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. The Company's accumulated deficit has increased, from approximately $21,912,001 at December 31, 2003 to $22,507,207 at December 31, 2004. Operating losses are expected to continue for the foreseeable future and until such time as the Company is able to attain sales levels sufficient to support its operations.

      In 2005 the Company will continue its research and development activities, as well as the activities necessary to develop commercial partnerships and licenses. The Company's expenditure of financial resources in 2005 will fall principally into five broad categories, as follows: Research and Development; Personnel; Consulting and Professional (except legal and accounting); Legal and Accounting; and Public Relations, Investor Relations and Shareholder Relations. The Company's expectations and goals with respect to these categories are addressed separately below, by category.

      In 2004, the Company sold 2,576,385 unregistered shares of its voting common stock in private placement offerings. Of these sales, 376,385 shares were sold for $0.13 per share; 150,000 shares for $0.11 per share; 100,000 shares for $0.105 per share; 1,950,000 shares for $0.10 per share; generating $270,930 in cash.

      ABI issued 47,380 unregistered shares of its voting common stock as payment for consulting services performed in 2004. Valuation of the stock granted was $0.203 - 0.350 per share which generated a value of $13,960.

      The Company signed a licensing and supply agreement in September 2004, with a leading Turkish pharmaceutical company, NOBEL ILAC SANAYII VE TICARET A.S., providing the rights to oral low-dose interferon-alpha for the treatment of Behcet's disease in Turkey and in Azerbaijan, Bosnia & Herzegovina, Bulgaria, Croatia, Georgia, Kazakhstan, Kyrghyzstan, Macedonia, Romania, Russia, Saudi Arabia, Slovenia, Tajikistan, Turkmenistan, Uzbekistan, and Federal Republic of Yugoslavia.

      The license agreement covers a territory whose population is approximately 365 million. In Turkey, where the disease is more than 600 times more prevalent than in the United States, there are from 56,000 to 259,000 people who are afflicted with the disease, according to a review published in the New England Journal of Medicine. The U.S. Food and Drug Administration (FDA) has granted Orphan Drug Designation for this product for the clinical indication of Behcet's Disease to Amarillo Biosciences. The Orphan Drug Designation is designed to promote the development of treatments for diseases rare in the United States and provides certain marketing exclusivity incentives outlined under the Orphan Drug Act.

      Under the terms of the agreement, ABI and NOBEL will conduct Behcet's disease studies in Turkey under an Investigating New Drug (IND) Application submitted by ABI to the U.S. FDA in October 2004. U.S. FDA approval will be sought and this FDA approval will be owned by ABI, but will be used by NOBEL to seek regulatory approval in each country of the Territory.

      In June 2004, ABI reached agreement with Global Kinetics of Kent, Washington to become the US distributor of Dry Mouth Relief (DMR), replacing Natrol. Global Kinetics' sales of DMR are expected to begin in the first half of 2005.

      On July 22, 2004 ABI announced that BioVet, Inc., a Tokyo based animal health company with whom Amarillo Biosciences has been collaborating, has been granted regulatory approval for production and marketing of oral interferon for treatment of rotavirus in cattle in Japan. Rotavirus diarrhea is a major cause of disease and death in animals and humans. The animal health approval is for low dose oral administration of human interferon alpha supplied by HBL. The product was launched in Japan in August 2004. Amarillo Biosciences owns the distribution rights to HBL interferon for animal health outside Japan; will receive a royalty on all Japanese HBL interferon sales.

      ABI has opened a blog site (http://interferonandinfluenza.blogspot.com) to discuss oral interferon and the flu. ABI has contact with flu experts and health officials in several countries in an effort to conduct testing of low dose interferon alpha for influenza.


Liquidity and Capital Resources

      At December 31, 2004, the Company had available cash of approximately $6,283, and had a working capital deficit of approximately ($712,782). Assuming there is no decrease in current accounts payable, and accounting for various one-time expenses, the Company's negative cash flow is approximately $39,000 per month. The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2005 Plan. The Company is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States, South America and Southeast Asia. The Company believes that one or more of these agreements will be executed during 2005. These agreements could generally include provisions for the commercial partner to pay ABI a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to ABI upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for ABI. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

      Total outstanding current liabilities increased to approximately $2.8 million at December 31, 2004, as compared to approximately $2.7 million at December 31, 2003.


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

Comparison of results for the fiscal year ended December 31, 2004, to the fiscal year ended December 31, 2003.

Revenues. During the fiscal year ended December 31, 2004 $45,389 from product sales was generated compared to revenues from product sales for the fiscal year ended December 31, 2003, of $36,927, an increase of $8,462 or approximately 23%. The increase is primarily due to international orders for Maxisal(R), our dietary supplement.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses of $362,388 were incurred for fiscal year ended December 31, 2004, compared to $394,772 for the fiscal year ended December 31, 2003, a decrease of $32,384. There was $13,960 in non-cash expenses in recognition of stock issued to cover services provided by consultants in lieu of cash.

Non-Cash Consulting Activities. During the year ended December 31, 2004, the Board of Directors authorized the issuance of shares of restricted common stock to various consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance, and FASB rules, a non-cash consulting expense of $13,960 was recorded for the issuance of these shares during the year ended December 31, 2004.

Net Income (Loss). Net Loss applicable to common shareholders for the fiscal year ended December 31, 2004 was ($595,205) compared to a Net Income of $166,631 for the fiscal year ended December 31, 2003. The increase in income in 2003 was a result of the dissolution of Veldona and with legal advice, a long-term accrued contingent liability of $750,965 recorded in accounts payable that was reversed into income in September 2003. Without this reversal, the Company would have reported a consolidated Net Loss of $584,334 for the fiscal year ended December 31, 2003.

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

      We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products are alleged to have resulted in adverse side effects. Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity. These risks will exist for those products in clinical development and with respect to those products that receive regulatory approval for commercial sale. Furthermore, although we have not historically experienced any problems associated with claims by users of our products, we do not currently maintain product liability insurance. We plan to have a product liability insurance plan in place in 2005; however, there can be no assurance that we will be able to acquire product liability insurance with terms that are commercially feasible.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.
                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      As of December 31, 2004, the directors and executive officers of the Company were as follows:

Name                                   Age    Position
-------------------------------------------------------------------------------
Joseph Cummins, DVM, PhD (1)(3)..      62     Chairman of the Board,
                                              President, Chief Executive
                                              Officer, Chief Financial
                                              Officer and Director

Stephen Chen, PhD (2)(4).........      55     Director

Katsuaki Hayashibara (3)(4)(5)...      60     Director

Dennis Moore, DVM (1)(4)(5)......      58     Director

James Page, MD (1)(2)(5).........      77     Director

The following is not an executive officer, but is expected by the Company to make a significant contribution to the business:


Martin J. Cummins................      38     Director of Clinical &
                                              Regulatory Affairs
(1) Member of the Executive Committee.
(2) Member of the Compensation Committee.
(3) Member of the Finance Committee.
(4) Member of the Audit Committee.
(5) Member of the Stock Option Plans Administration Committee.

      Joseph Cummins has been the Chairman of the Board of the Company since he founded it in June 1984. Dr. Cummins has also served as President of the Company since December 1994 and as Chief Financial Officer since October 1998. Dr. Cummins has been conducting research on oral cytokines, most particularly interferon alpha, in animals and humans for 29 years. Dr. Cummins has more than 40 publications and a dozen patents that reflect his work in the field of oral interferon. He received a PhD degree in microbiology from the University of Missouri in 1978 and a doctor of veterinary medicine degree from the Ohio State University in 1966.

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

ITEM 10.    EXECUTIVE COMPENSATION.

      The following table sets forth for the three years ended December 31, 2004 compensation paid by the Company to its Chairman of the Board, President and Chief Executive Officer. None of the Company's other executive officers had annual salary and bonus in excess of $100,000 for services rendered during any of the three years ended December 31, 2004.

                           Summary Compensation Table

                                                Annual Compensation
                                  ----------------------------------------------
                             Year     Salary     Bonus     Other      Securities
Name and Principal                                         Compen-    Underlying
Position                                                   sation        Options
--------------------------  -----  -----------  -------  ----------  -----------
Dr. Joseph M. Cummins,      2004      $74,716   $     -  $        -      650,000
  Chairman of the Board,
  President and Chief
  Executive Officer         2003     $103,779   $     -  $        -      290,000
                            2002     $121,338   $     -  $        -      150,000


                              Option Grants in 2004

      The following table sets forth certain information relating to options granted in 2004 to the executive officers named above, to purchase shares of common stock of the Company.

                            Number of
                            Shares of
                              Common
                              Stock       % of Total
  Name                      Underlying      Options      Exercise
                             Options        Granted      or Base
                            Granted (#)   to Employees    Price     Expiration
                                            in 2004       ($/Sh)       Date
-------------------------------------------------------------------------------
Joseph M. Cummins.........   500,000          57%       $0.23 (1)   05/31/2009
                             150,000          17%       $0.27 (1)   08/27/2009

(1)   The fair market value of the common stock on the date of the grant.

                Aggregated Option Exercises at December 31, 2004
                           And Year-End Option Values

      The following table sets forth information for the executive officers named above, regarding the exercise of options during 2004 and unexercised options held at the end of 2004.


                    Shares                 Number of Shares of          Value of Unexercised
                   Acquired              Common Stock Underlying           In-The-Money
                      on      Value       Unexercised Options at            Options at
                   Exercise  Realized     December 31, 2004 (#)      December 31, 2004 ($)(1)
Name                 (#)       ($)      Exercisable/Unexercisable    Exercisable/Unexercisable
----------------------------------------------------------------------------------------------
Joseph Cummins       -          -          988,486  /    None            $375,625/   None

(1) Calculated based on the closing price of the common stock ($0.38) as reported by OTC BB on December 31, 2004.

                   Director Compensation for Last Fiscal Year
                                                                     Security
                                           Cash Compensation          Grants
                                           -----------------          ------
                                                                     Number of
                                                                    Securities
                Name                    Meeting      Consulting     Underlying
                                         Fees (1)     Fees (2)        Options
--------------------------------------------------------------------------------
Stephen Chen, PhD                       $   -         $   -          150,000
Katsuaki Hayashibara                        -             -          150,000
Dennis Moore, DVM                           -             -          150,000
James Page, MD                              -             -          150,000

(1) Directors do not receive compensation for attendance at directors' meetings.
(2) Each director receives $1,200 per day, prorated for partial days, for employment on special projects or assignments.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      As of December 31, 2004, there were 14,385,296 shares of the Company's common stock outstanding. The following table sets forth as of December 31, 2004, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:

Name and Address                         Number of Shares       Percent of Total
--------------------------------------------------------------------------------
Hayashibara Biochemical Laboratories,
Inc.
2-3 Shimoishii 1-chome
Okayama 700, Japan                             3,290,781              23%

Hy Ochberg
102 N.E. 2nd Street, Suite 283                   750,000               5%
Boca Raton, Florida 33432

Cheryl A. Ulie
8843 SE 77th Place
Mercer Island, Washington 98040                  917,000               6%

      The following table sets forth the beneficial ownership of the Company's stock as of December 31, 2004 by each executive officer and director and by all executive officers and directors as a group:

Directors                          Number of Shares       Percent of
                                                            Total
                                            248,756          2%
Joseph Cummins
                                             50,174          *
Dennis Moore

Katsuaki Hayashibara                         48,240          *

Stephen Chen                                 50,000          *

James Page                                        -          -
                                   ----------------       ----------
                                       397,170              3%
Total Group (all directors and
executive officers - 6 persons)

*  Less than 1%

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Company has relied significantly on HBL, the largest shareholder of the Company, for a substantial portion of its capital requirements. Pursuant to the Development Agreement described at Item 1 of Part 1 above, HBL advanced $9,000,000 for funding of research. In addition, HBL has purchased substantial amounts of the Company's common stock from time to time, to the point where it now owns 23% of the issued and outstanding shares of common stock of the Company. HBL loaned $1 million to the Company on November 30, 1999 and an additional $1 million on February 29, 2000, both loans bearing interest at 4.5% per annum. The aggregate balance on both notes at December 31, 2004, including principal and accrued interest, was $2,446,351. In addition to the above, HBL and the Company are parties to various license and manufacturing and supply agreements pursuant to which the Company licenses certain technology to or from HBL. HBL supplies formulations of its interferon alpha and other products to the Company.

      During 2004, the Company used the law firm of SandersBaker, P.C. Mr. Edward Morris, Secretary of the Company is a partner in that firm. The Company was invoiced $8,402 by said firm in 2004.

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBIT INDEX

   Number     Description
--------------------------------------------------------------------------------

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

     10.28** Distribution Agreement dated September 17, 1997 between HBL and the Company (tumor necrosis factor-alpha).

     10.29** Distribution Agreement dated September 17, 1997 between HBL and the Company (interferon gamma).

    10.30*** Amendment No. 1 dated September 28, 1998 to License Agreement of March 22, 1988 between The Texas A&M University System and the Company.

     10.36++ License Agreement dated February 1, 2000 between Molecular Medicine Research Institute and the Company (interferon gamma administered orally).

   10.37++ a  License and Supply Agreement dated April 3, 2000 with Key
              Oncologics (Pty) Ltd. and the Company.

     10.38++ Amendment No. 1 dated April 4, 2000, to Interferon Gamma Distribution Agreement dated September 17, 1997 between HBL and the Company (interferon gamma).

   10.39++ a  License and Supply Agreement dated April 25, 2000 between Biopharm for Scientific Research and Drug Industry Development and the Company.

   10.40++ a  Sales Agreement dated May 5, 2000 between Wilke Resources, Inc.
              and the Company.

     10.41++ Engagement Agreement dated September 26, 2000 between Hunter Wise Financial Group, LLC and the Company.

   10.42++ a  Supply Agreement (Anhydrous Crystalline Maltose) dated October 13,
              2000 between Hayashibara Biochemical Laboratories, Inc. and the Company.

   10.43++ a  Supply Agreement dated December 11, 2000 between Natrol, Inc. and the Company.

  10.44+++ a  License Agreement dated September 7, 2001 between Atrix
              Laboratories, Inc. and the Company.
              Supply Agreement dated June 20, 2004 between Global Kinetics, Inc. 10.45++++ a and the Company.

 10.46++++ a   License and Supply  Agreement  dated  September  13, 2004 between
               Nobel ILAC SANAYII VE TICARET A.S. and the Company.

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

++ The Exhibit is incorporated by reference to the Company's 2000 Annual Report on Form 10-KSB filed with the Commission on or before April 16, 2001.

+++ The Exhibit is incorporated by reference to the Company's Report on Form 8-K filed with the Commission on September 24, 2001.

++++ The Exhibit is incorporated by reference to the Company's 2004 Annual Report on Form 10-KSB filed with the Commission on or before April 15, 2005.

a Portions of this exhibit have been omitted and filed separately with the commission.

                               REPORTS ON FORM 8-K

      None.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AMARILLO BIOSCIENCES, INC.
Date:      April 15, 2005             By:   /s/  Joseph M. Cummins
           --------------                   ----------------------
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

Signature                               Title                 Date
---------                               -----                 ----

/s/  Joseph M. Cummins         Chairman of the Board,       April 15,2005
----------------------         President, Chief Financial   -------------
Joseph M. Cummins              Officer, Director and
                               Chief Executive Officer

/s/  Stephen T. Chen           Director                     April 13,2005
--------------------                                        --------------
Stephen T. Chen


/s/  Katsuaki Hayashibara      Director                     April 14,2005
-------------------------                                   -------------
Katsuaki Hayashibara


/s/  Dennis Moore              Director                     April 14,2005
-----------------                                           -------------
Dennis Moore


/s/  James A. Page             Director                     April 13,2005
------------------                                          -------------
James A. Page

                 Amarillo Biosciences, Inc. and Subsidiaries

                        Consolidated Financial Statements

                          Year ended December 31, 2004



                                    CONTENTS


Report of Independent Auditors ......................................F-1


Audited Consolidated Financial Statements


Consolidated Balance Sheet ..........................................F-2

Consolidated Statements of Operations ...............................F-3

Consolidated Statements of Stockholders' Deficit ....................F-4

Consolidated Statements of Cash Flows ...............................F-5

Notes to Consolidated Financial Statements ..........................F-6

     Report of Lopez, Blevins, Bork & Associates, LLP Independent Auditors


The Board of Directors
Amarillo Biosciences, Inc.

We  have  audited  the  accompanying  consolidated  balance  sheet  of  Amarillo
Biosciences, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amarillo Biosciences, Inc. and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to execute its 2005 Plan raise doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 1.) The 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LOPEZ, BLEVINS, BORK & ASSOCIATES, LLP
Houston, Texas
April 5, 2005

                 Amarillo Biosciences, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2004


ASSETS
Current assets:
  Cash                                                             $      6,283
  Other current assets                                                      835
                                                                   ------------
Total current assets                                                      7,118
Equipment, net                                                              784
Patents, net of accumulated amortization of $179,409                    131,287
                                                                   ------------
Total assets                                                       $    139,189
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable                                             $    168,884
      Accrued interest expense                                          447,122
  Accrued payroll                                                       103,893
      Current maturities of notes payable                             1,048,500
                                                                   ------------
Total current liabilities                                             1,768,399

Notes payable to stockholders                                         1,065,000
                                                                   ------------
Total liabilities                                                     2,833,399

Commitments and contingencies

Stockholders'  Deficit
  Preferred  stock,  $.01 par value:
  Authorized  shares - 10,000,000
  Issued shares - none                                                       --
    Common stock, $.01 par value:
        Authorized shares - 20,000,000
        Issued shares - 14,385,296 in 2004                              143,853
      Additional paid-in capital                                     19,669,145
      Accumulated deficit                                           (22,507,207)
                                                                   ------------
Total stockholders' deficit                                          (2,694,209)
                                                                   ------------
Total liabilities and stockholders' deficit                        $    139,189
                                                                   ============

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Amarillo Biosciences, Inc. and Subsidiaries
                     Consolidated Statements of Operations


                                                     YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                         2004          2003
                                                   ----------------------------
Revenues:
     Dietary supplement sales                      $     35,899    $     26,927
     Interferon sales                                     9,490          10,000
     Federal research grant                                --             6,586
     Gain on sale of intangible assets                     --            50,298
     Other                                                6,117           5,784
                                                   ------------    ------------
                                                         51,506          99,595
                                                   ------------    ------------
Expenses:
     Cost of sales                                       14,949           4,012
     Research and development expenses                  171,043         173,345
     Selling, general and administrative
       expenses                                         362,388         394,772
     Interest expense                                    98,331          97,956
     Loss on dissolution of subsidiary                     --             1,000
     Impairment of intangible assets                       --            50,298
     Gain on sale of building and equipment                --           (37,454)
      Reversal of accrued contingent liability             --          (750,965)
                                                   ------------    ------------
                                                        646,711         (67,036)
                                                   ------------    ------------

Net income (loss)                                  $   (595,205)   $    166,631
                                                   ============    ============

Basic and diluted net income (loss) per share      $      (0.05)   $       0.02
                                                   ============    ============

Weighted average shares outstanding                  12,446,690       9,800,073
                                                   ============    ============

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                  Amarillo Biosciences, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Deficit
                     Years Ended December 31, 2004 and 2003

                                                                    Common Stock         Additional       Total
                                                  Issuance      --------------------      Paid in      Accumulate      Stockholders'
                                                   Price         Shares       Amount      Capital        Deficit         Deficit
                                               -------------------------------------------------------------------------------------
Balance at December 31, 2002                                     8,994,072   $89,941   $ 18,923,182    $(22,079,633)   $ (3,066,510)

Net income for year ended December 31, 2003                           --        --             --           166,631         166,631
Issuance of common stock for services             0.35-0.44        455,000     4,550        164,150            --           168,500
Issuance of common stock for cash in private
     placements                                 0.060-0.301      1,500,945    15,009        186,585            --           201,594
Exercise of options for cash                          0.060        110,000     1,100          5,500            --             6,600
Loss on dissolution of subsidiary                                     --        --             --              --            (1,000)
                                                           -------------------------------------------------------------------------
Balance at December 31, 2003                                    11,060,017   110,600     19,279,417     (21,912,001)     (2,521,985)

Net income for year ended December 31, 2004                           --        --             --          (595,205)       (595,205)
Issuance of common stock for services          0.2033-0.350         47,380       474         13,486            --            13,960
Issuance of common stock for cash in private
     placements                                   0.10-0.13       2,576,385   25,764        245,166            --           270,930
Issuance of common stock for debt                      0.37        100,000     1,000         36,000            --            37,000
Exercise of options for service                   0.20-0.21        450,000     4,500         87,500            --            92,000
Exercise of options for cash                           0.06        151,514     1,515          7,576            --             9,091
                                                           -------------------------------------------------------------------------
Balance at December 31, 2004                                    14,385,296   $143,853  $ 19,669,145    $(22,507,206)   $ (2,694,209)
                                                           =========================================================================

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                  Amarillo Biosciences, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                        YEAR ENDED DECEMBER 31,
                                                           2004          2003
                                                        ------------------------
OPERATING ACTIVITIES
Net income (loss)                                       $(595,205)    $ 166,631
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
   Depreciation and amortization                           29,041        22,145
   Gain on sale of assets                                    --         (37,453)
   Reversal of accrued liability                             --        (750,965)
   Common stock issued for services                       105,960       168,500
   Changes in operating assets and liabilities:
     Other current assets                                   4,737         4,468
     Accounts payable                                      18,490        33,797
     Accrued expenses                                     108,925       117,515
                                                        ------------------------
Net cash used in operating activities                    (328,052)     (275,362)
                                                        ------------------------
INVESTING ACTIVITIES
Proceeds from sale of assets                                 --         117,485
Purchase of equipment                                        --          (3,056)
Patents                                                    (3,486)      (12,303)
                                                        ------------------------
Net cash provided by (used in) investing
activities                                                 (3,486)      102,126
                                                        ------------------------
FINANCING ACTIVITIES
Proceeds from notes payable                                20,000        63,844
Repayments of notes payable                               (10,500)      (87,602)
Issuance of common stock                                  317,021       208,194
                                                        ------------------------
Net cash provided by financing activities                 326,521       184,436
                                                        ------------------------
Net increase (decrease) in cash                            (5,017)       11,200
Cash at beginning of period                                11,300           100
                                                        ------------------------
Cash at end of period                                   $   6,283     $  11,300
                                                        ========================
SUPPLEMENTAL INFORMATION
Cash paid for income taxes                                   --            --
Cash paid for interest                                  $   5,542     $  11,142
                                                        ========================

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                  Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2004


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

The Company's 2005 Plan of Operations calls for the Company to expend approximately $918,000 in 2005. At December 31, 2004, the Company had available cash of $6,283 and negative working capital of approximately ($712,782). The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to execute its 2005 Plan. The Company is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States, Canada, Europe and the Middle East. The Company believes that one or more of these agreements will be executed during 2005. These agreements could generally include provisions for the commercial partner to pay ABI a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to ABI upon the accomplishment of certain defined tasks and/or could provide for payments relating to the

                  Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2004

future sales of commercial product. These agreements could be an important source of funds for ABI. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Amarillo Cell of Canada, Inc., Veldona Africa, Inc., Veldona Poland, Inc., Vanguard Biosciences, Inc. and ABI Taiwan, Inc. (all Texas corporations). All significant intercompany balances and transactions have been eliminated in consolidation. The effect of translation of foreign currencies is not material.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, receivables and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the third quarter of the fiscal year ending December 31, 2005. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R.

                  Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2004

LONG-LIVED ASSETS

Fixed assets are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the two to five year estimated useful lives of the assets.

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No impairment losses have been recorded since inception.

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

                  Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2004

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

STOCK OPTIONS

Stock based compensation. The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. No options were granted in the three month period ending March 31, 2004. There were 725,000 options granted to purchase common stock in the three months ended June 30, 2004, with an exercise price of $0.23 per share with a 5 year term vesting immediately. In the three month period ended September 30, 2004 775,000 options were granted to purchase common stock, with an exercise price of $0.27 per share with a 5 year term vesting immediately. No options were granted in the three month period ending December 31, 2004.

The following table illustrates the effect on net loss and net loss per share if Amarillo had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                  Year Ended December 31,
                                                    2004          2003
                                                 ------------  ------------
Net income (loss), as reported                   $ (595,205)   $   166,631
Less: stock based compensation determined
   under fair value based method                   (360,199)      (21,347)
                                                 ------------  ------------
                                                 $ (955,404)   $   145,284
Pro forma net loss
                                                 ============  ============

Basic and diluted net loss per share
   As reported                                   $    (0.05)   $      0.02
   Pro forma                                     $    (0.08)   $      0.01

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 141.0%, risk-free interest rate of 1.5% and expected life of 60 months.

                  Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2004

BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is based on the number of weighted average shares outstanding. The effect of warrants and options outstanding (see Notes 7 and 8) is anti-dilutive.

2. EQUIPMENT

Equipment is stated at cost and consists of the following:
                                          December 31, 2004
                                          ------------------

          Furniture and equipment         $           54,011
                                          ------------------
                                                      54,011
          Less accumulated depreciation               53,227
                                          ------------------
                                          $              784
                                          ==================

3. NOTES PAYABLE

The Company had a loan agreement with HBL (July 22, 1999), which called for HBL to loan the Company $3,000,000 to be advanced in three installments. The annual interest rate on unpaid principal from the date of each respective advance was 4 1/2%, with accrued interest being payable at the maturity of the note. $1,000,000 was payable on or before December 3, 2004, or on or before the expiration of one (1) year after approval of the Company's product by the FDA, whichever occurs first. This note has been extended and is payable on or before December 3, 2005, or on or before the expiration of one (1) year after approval of the Company's product by the FDA, whichever occurs first. The other
$1,000,000 was due on or before February 29, 2005, or on or before the expiration of one year after approval of the Company's product by the FDA, whichever occurs first. This note has also been extended and is payable on or before February 29, 2006, or on or before the expiration of one (1) year after approval of the Company's product by the FDA, whichever occurs first.

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

Effective November 1, 2002 the Company executed a Promissary Note for $45,000 payable to an individual stockholder. The Promissary Note accrues interest at

                  Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2004

the rate per year that will be the lesser of 3% in excess of the prime interest rate published from time to time in the Wall Street Journal, adjusted on the first day of each calendar month based on such rate then in effect, or the maximum nonusurious rate of interest permitted by applicable law. Accrued interest is payable monthly, in arrears and the entire principal amount was payable October 31, 2004, this Note has been extended until October 31, 2005. The Note Holder is granted the right to purchase, within the next 4 years, up to 30,000 shares of stock at an exercise price of $0.15 per share. The Note Holder is also granted the right to purchase, within the next 3 years, up to 30,000 shares of stock at an exercise price of $0.22 per share.

Effective March 21, 2003 the Company executed a second Promissary Note for $45,000 payable to the same individual stockholder. The Promissary Note accrues interest at the rate per year that will be the lesser of 3% in excess of the prime interest rate published from time to time in the Wall Street Journal, adjusted on the first day of each calendar month based on such rate then in effect, or the maximum nonusurious rate of interest permitted by applicable law. Additions were made to this Promissary Note as follows: January 27, 2004, $5,000; February 6, 2004 $5,000 and November 30, 2004 $10,000, bringing the total of this Note to $65,000. Accrued interest is payable monthly, in arrears and the entire principal amount is payable March 20, 2005. This note payable date was extended to March 20, 2006. The Note Holder is granted the right to purchase, within the next 3 years, up to 50,000 shares of stock at an exercise price of $0.06 per share.

On October 10, 2003 and December 31, 2003, unsecured loans totaling $14,000 were received from an individual stockholder. Subsequently, on February 26, 2004, $10,500 of that money was used to purchase private placement shares of the Company. The Company is still in debt to the stockholder for $3,500.

4. MANUFACTURING AND SUPPLY AGREEMENTS

The Company was a party to the following manufacturing and supply agreements at December 31, 2004:

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

                  Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2004

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

The Company has 3,233,762 shares of common stock reserved for issuance upon exercise of options and warrants granted.

In 2004, the Company sold 2,576,385 unregistered shares of its voting common stock in private placement offerings. Of these sales, 376,385 shares were sold for $0.13 per share; 150,000 shares for $0.11 per share; 100,000 shares for $0.105 per share; 1,950,000 shares for $0.10 per share; generating $270,930 in cash.

On October 10, 2003 and December 31, 2003, unsecured loans totaling $14,000 were received from an individual stockholder. Subsequently, on February 26, 2004, the stockholder used this loaned money to purchase 100,000 shares of restricted

                  Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2004

private placement stock at $0.105 per share. The Company is still in debt to the stockholder for $3,500.

During the year ended December 31, 2004, the Board of Directors authorized the issuance of 47,380 shares of restricted common stock to consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance, and FASB rules, a non-cash consulting expense of $13,960 was recorded for the issuance of these shares during the year ended December 31, 2004.

There were 151,514 Non-plan stock options exercised for $0.06 per share, generating $9,091 in cash in 2004.

8. STOCK OPTIONS AND WARRANTS

The Company has 63,200 warrants to purchase common stock through April 11, 2005 at $3.125 per share and warrants to purchase common stock at $3.75 per share. Accordingly, the Company has reserved an additional 126,400 shares of its common stock to satisfy the possible future exercise of such warrants.

During 2004, the Company issued 450,000 options to consultants, to purchase restricted common stock in exchange for consulting services at $0.01 per share. These options were exercised and the fair market value of the stock sale was state; 450,000 shares for $0.20 per share, generating $4,500 in cash and $77,500 in non-cash consulting services.

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

A summary of the Company's stock option activity and related information for the year ended December 31, is as follows:

                  Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2004

                                          2004                      2003
                                ------------------------------------------------
                                              WEIGHTED                WEIGHTED
                                              AVERAGE                 AVERAGE
                                              EXERCISE                EXERCISE
                                 OPTIONS       PRICE       OPTIONS      PRICE
                                ------------------------------------------------
Outstanding, beginning of year   1,871,688   $   0.54     1,562,776    $   0.98
Granted                          1,950,000       0.25       782,037        0.42
Canceled                              --          --       (473,125)       0.54
Exercised                         (601,514)      0.06         --            --
                                 ---------                ---------
Outstanding, end of year         3,220,174   $   0.43     1,871,688    $   0.54
                                 =========                =========
Exercisable at end of year       3,220,174   $   0.43     1,871,688    $   0.54
                                 =========                =========

Exercise prices for options outstanding as of December 31, 2004 ranged from $0.06 to $5.00. Of these options, 10,000 have exercise prices ranging from $4.00 to $5.00 and the remainder range from $0.06 to $1.63. The weighted-average remaining contractual life of those options is 5.02 years.

9. EMPLOYEE BENEFIT PLAN

The Company has a Simplified Employee Pension Plan (the Plan), which is a contributory plan that covers all employees of the Company. Contributions to the Plan are at the discretion of the Company. The plan expense for the years ended December 31, 2004 and 2003, were $0, and $0, respectively.

10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company's deferred tax asset of approximately $6,660,000 and $6,495,000 at December 31, 2004 and 2003 respectively, was subject to a valuation allowance of $6,660,000 and $6,495,000 at December 31, 2004 and 2003 respectively, because of uncertainty regarding the Company's ability to realize future tax benefits associated with the deferred tax assets. Deferred tax assets were comprised primarily of net operating loss carryovers under the cash method of accounting used by the Company for federal income tax reporting.

                  Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               December 31, 2004

At December 31, 2004, the Company has net operating loss carryforwards of approximately $19,590,000 for federal income tax purposes expiring in 2006 through 2023. The ability of the Company to utilize these carryforwards may be limited should changes in stockholder ownership occur.

The difference between the reported income tax provision and the benefit normally expected by applying the statutory rate to the loss before income taxes results primarily from the inability of the Company to recognize its tax losses.

11. CONTINGENCIES

The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 2004.

12. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has and expects to have transactions with related parties, including stockholders. In addition to the transactions disclosed elsewhere in these financial statements, during 2004 the Company has used the law firm of SandersBaker, P.C. Mr. Edward Morris, Secretary of the Company, is a partner in that firm. The Company was invoiced $8,402 during 2004 for legal services rendered by SandersBaker.