Form 10QSB
period 2005-03-31
AMARILLO BIOSCIENCES INC
filed 2005-05-23
CIK 1014763

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       March 31, 2005
                               -----------------------------



|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20791


                           AMARILLO BIOSCIENCES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             TEXAS                                         75-1974352
             -----                                         ----------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)


 4134 Business Park Drive, Amarillo, Texas                       79110
 -----------------------------------------                       -----
(Address of principal executive offices)                       (Zip Code)

     806-376-1741                                        FAX 806-376-9301
     ------------                                        ----------------
(Issuer's telephone number, including area code)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|. No |_|.

As of March 31, 2005 there were 16,020,614 shares of the issuer's common stock outstanding.

                           AMARILLO BIOSCIENCES, INC.
                                      INDEX

                                                                            PAGE
                                                                            ----

PART I:              FINANCIAL INFORMATION

ITEM 1.              Financial Statements

                     Consolidated Balance Sheet - March 31, 2005.............  3

                     Consolidated Statements of Operations - Three Months
                     Ended March 31, 2005 and March 31, 2004.................  4

                     Condensed Consolidated Statements of Cash Flows - Three
                     Months Ended March 31, 2005 and 2004....................  5

                     Notes to Consolidated Financial Statements..............  6

ITEM 2.              Management's Discussion and Analysis of Financial
                     Condition and Results ofOperations......................  7

ITEM 3.              Controls and Procedures.................................  7

PART II:             OTHER INFORMATION

ITEM 6.              Exhibits and Reports on Form 8-K........................ 10

Signatures           Signatures.............................................. 11

                         PART I - FINANCIAL INFORMATION

Item  1. Financial Statements

                   Amarillo Biosciences, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 March 31, 2005

Assets
Current assets:
   Cash                                                            $      8,931

   Other current assets                                                     807

Total current assets                                                      9,738

Equipment, net                                                              768

Patents, net of accumulated amortization of $182,504                    128,192
Total assets                                                       $    138,698

Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable                                                $    125,532

   Accrued interest expense                                             468,482

   Accrued payroll                                                      103,343
   Current maturities of notes payable                                1,048,500
                                                                   ------------
Total current liabilities                                             1,745,857
   Notes payable, including notes payable to stockholder              1,065,000
Total liabilities                                                     2,810,857
Commitments and contingencies
Stockholders' deficit
   Preferred stock, $.01 par value:
      Authorized shares - 10,000,000

      Issued shares - none - Common stock, $.01par value:
      Authorized shares - 20,000,000

      Issued shares - 16,020,614                                        160,206
   Additional paid-in capital                                        19,872,641
   Accumulated deficit                                              (22,705,006)
Total stockholders' deficit                                          (2,672,159)
Total liabilities and stockholder's deficit                        $    138,698

See accompanying notes to financial statements.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                    Three Months ended March 31,
                                                       2005             2004
                                                   ------------    ------------
Revenues:
   Dietary supplement sales                        $        876    $      3,560

   Gain on sale of building, equipment                       --           2,663

   Other                                                     --              36
                                                   ------------    ------------
                                                            876           6,259

Expenses:

   Cost of sales                                              8           1,810

   Research and development expenses                     42,527          46,981

   Selling, general and administrative expenses         132,348          74,563

   Interest expense                                      23,791          23,892
                                                   ------------    ------------

                                                        198,674         147,246
                                                   ------------    ------------
Net loss                                           $   (197,799)       (140,987)
                                                   ============    ============
Basic and diluted not loss per share               $     (0.012)   $     (0.012)
                                                   ============    ============

Weighted average shares outstanding                  16,086,523      11,465,203
                                                   ============    ============

See accompanying notes to financial statements.

                   Amarillo Biosciences, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                    Three months ended March 31,
                                                         2005           2004
                                                      ----------    ----------
Net cash used in operating activities                 $ (137,832)   $  (57,217)
                                                      ----------    ----------
Cash from financing activities:
Proceeds from issuance of common stock                   140,480        40,890
Proceeds from notes payable                                   --        10,000
                                                      ----------    ----------
Net cash provided by (used in) financing activities      140,480        50,890
Net increase (decrease) in cash                            2,648        (6,327)
                                                      ----------    ----------
Cash at beginning of period                                6,283        11,300
                                                      ----------    ----------
Cash at end of period                                 $    8,931    $    4,973
                                                      ==========    ==========
Supplemental Disclosure of Cash Flow Information
Cash paid for interest                                $    2,431    $    2,051
                                                      ==========    ==========
Non Cash Disclosure
Stock issued for debt                                 $       --    $  (10,500)
                                                      ----------    ----------

See accompanying notes to financial statements.

                  Amarillo Biosciences, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

1. Basis of presentation. The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

      Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

2. Stock based compensation. The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. There were 520,000 options granted to purchase common stock in the three months ended March 31, 2004, with an exercise price of $0.40 per share with a 5 year term.

3. The following table illustrates the effect on net loss and net loss per share if Amarillo had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                               Three Months Ended March 31,
                                                   2005             2004
                                             ---------------   --------------
Net loss, as reported                        $   (197,799.00)  $  (135,545.00)
Less: stock based compensation determined
  under fair value based method              $   (181,105.00)              --
Pro forma net loss                           $   (378,904.00)  $  (135,545.00)
Basic and diluted net loss per share
As reported                                  $         (0.01)  $        (0.01)
Pro forma                                    $         (0.02)  $        (0.01)

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 134.0%, risk-free interest rate of 1.5% and expected life of 60 months.

4. Loss per share. Loss per share is computed based on the weighted average number of common shares outstanding.

5. Financial Condition. The Company's viability is dependent upon successful commercialization of products resulting from its research and product development activities. The Company plans on working with commercial development partners in the United States and in other parts of the world to provide the necessary sales, marketing and distribution infrastructure to successfully commercialize the interferon alpha product for both human and animal applications. The Company's products will require significant additional development, laboratory and clinical testing and investment prior to the Company obtaining regulatory approval to commercially market its product(s). Accordingly, for at least the next few years, the Company will continue to incur research and development and general and administrative expenses and may not generate sufficient revenues from product sales to support its operations.

6. Equity. During the quarter ended March 31, 2005, the Board of Directors authorized the issuance of 5,318 shares of restricted common stock to consultants in lieu of cash payments. Based upon the common stock trading price at the time of issuance, a non-cash consulting expense of $1,850 was recorded for the issuance of these shares during the first quarter of 2005.

      In the first three months of 2005, the Company completed private equity financing by selling 1,380,000 restricted shares of common stock at a discount to 15 investors. The net proceeds to the Company were approximately $138,000.

      During the quarter ending March 31, 2005 Amarillo issued 250,000 shares of stock to a consultant. The consultant paid $2,500 for these shares. The difference between the fair market value of the stock of $80,000 and the cash proceeds of $2,500 was recorded as compensation expense.


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

In the first quarter, the Company completed private equity financing by selling restricted stock at a discount to 15 investors. The net proceeds to the Company were approximately $138,000.

During the first quarter of 2005, ABI worked in five areas to improve the Company. These are the areas 1) agroterrorism, 2) publishing, 3) partner discussions, 4) sales, and 5) relocation.

Agroterrorism. Dr. Joseph Cummins continues to meet with scientists, livestock producers and elected officials to argue for alternatives to the government's plans to slaughter livestock if diseases are introduced by terrorists. Dr. Cummins expressed his concerns that the livestock in the Texas Panhandle are completely vulnerable to an attack with foot-and-mouth disease virus and proposed an alternative control plan that was published in January 2005 (see next paragraph).

Publishing. A manuscript entitled "Orally Administered Interferon Alpha has Systemic Effects" was published in the January issue of the American Journal of Veterinary Research. This information, ABI believes, will help the Company gain recognition for our inexpensive, non-toxic technology. A second publication was posted on the internet by the International Society for Interferon and Cytokine Research, Jan 2005, Vol 12, No 1, pages 9-15. Entitled Foot-and-Mouth Disease: A Third Control Alternative, this document is expected to increase awareness about our plan to combat FMD.

Nutraceutical Product. Natrol has discontinued the sale of anhydrous crystalline maltose (ACM) under their brand name Dry Mouth Relief (DMR). ABI sells ACM as Maxisal(R) to individuals and to pharmacies.

Partner/License Discussions. Because sales of oral interferon in animal health are ongoing in Japan, a Certificate of Free Sale (CFS) from Japan, the Company plans to move forward negotiating animal health sales in those countries which will honor the CFS. ABI received notice of the amount of our first royalty payment.

The Company is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States and South East Asia. The Company believes that one or more of these agreements will be executed during 2005. These agreements could generally include provisions for the commercial partner to pay ABI a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to ABI upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for ABI. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

ABI has edited the protocols for myeloproliferative disease studies at a major cancer center in Texas. The myeloproliferative diseases to be studied are polycythemia vera and essential thrombocythemia. Clinical supplies were ordered in the first quarter of 2005.

Documents were prepared to be submitted to the Turkish government seeking permission to conduct a study on 90 patients with Behcet's disease. Nobel ILAC and the Company have agreed to extend the study from 4 weeks to 8 weeks of treatment with interferon lozenges in order to collect more data about relapse oral ulceration. The investigative new drug (IND) application was submitted to the FDA. Clinical supplies were ordered in the first quarter of 2005.

Relocation. ABI has continued to explore relocation incentives. Negotiations continued in the first quarter of 2005 and a decision is expected in the second quarter of 2005.

Results of Operations:

Revenues. During the three-month period ended March 31, 2005 $876 from product sales was generated compared to revenues from product sales for the three-month period ended March 31, 2004, of $3,560, a decrease of $2,684 or approximately 75%. There have been no sales of interferon products in 2005, this accounts for the decrease in product sales.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses of $132,348 were incurred for the three-month period ended March 31, 2005, compared to $74,563 for the three-month period ended March 31, 2004, an increase of $57,785. This included $79,350 in non-cash expenses in recognition of restricted stock issued to cover services provided by consultants in lieu of cash.

Non-Cash Consulting Activities. During the three-month period ended March 31, 2005, the Board of Directors authorized the issuance of shares of restricted common stock to two consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance, and FASB rules, a non-cash consulting expense of $79,350 was recorded for the issuance of these shares during the three-month period ended March 31, 2005.

Net Income (Loss). As a result of the above, in the three-month period ended March 31, 2005, the Company's Net Loss was ($197,799) compared to a Net Loss for the three-month period ended March 31, 2004 of ($140,987). This increased loss is primarily due to lower revenues in 2005 and an increase in consulting activity.

Liquidity Needs:

At March 31, 2005, the Company had available cash of approximately $8,931, and had a working capital deficit of approximately ($1,736,119). Assuming there is no decrease in current accounts payable, and accounting for various one-time expenses, the Company's negative cash flow is approximately $39,000 per month. The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2005 Plan.

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

Item  3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.



                           PART II - OTHER INFORMATION

Item  6.    Exhibits and Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended March 31, 2005.


                                   SIGNATURES

            Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AMARILLO BIOSCIENCES, INC.



Date: May 23, 2005            By:    /s/ Joseph M. Cummins
      ------------                   -------------------------------------------
                                     Joseph M. Cummins
                                     President, Chief Executive Officer
                                     and Chief Financial Officer