Form 10QSB
period 2005-06-30
AMARILLO BIOSCIENCES INC
filed 2005-08-10
CIK 1014763

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 June 30, 2005
                               -------------------------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20791


                           AMARILLO BIOSCIENCES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              TEXAS                                      75-1974352
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

 4134 Business Park Drive, Amarillo, Texas                 79110
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

     806-376-1741                                     FAX 806-376-9301
--------------------------------------------------------------------------------
(Issuer's telephone number, including area code)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No |_|.

As of June 30, 2005 there were 16,297,908 shares of the issuer's common stock outstanding.

                           AMARILLO BIOSCIENCES, INC.

                                      INDEX


                                                                            PAGE

PART I:     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

            Consolidated Balance Sheet - June 30, 2005......................   3

            Consolidated Statements of Operations - Six Months Ended
            June 30, 2005 and June 30, 2004.................................   4

            Condensed Consolidated Statements of Cash Flows - Six
            Months Ended June 30, 2005 and 2004.............................   5

            Notes to Consolidated Financial Statements......................   6

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................   7

ITEM 3.     Controls and Procedures.........................................  10

PART II:    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K................................  11

Signatures  ................................................................  11

                        PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

                   Amarillo Biosciences, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  June 30, 2005


Assets
Current assets:
   Cash                                                                     $         12,488
   Other current assets                                                                  419
                                                                            -----------------
Total current assets                                                                  12,907
Equipment, net                                                                           757
Patents, net of accumulated amortization of $185,599                                 125,097
                                                                            -----------------
Total assets                                                                $        138,761
                                                                            =================

Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable                                                         $        109,470
   Deferred revenue                                                                   13,735
   Accrued interest expense                                                          490,538
   Accrued payroll                                                                   103,109
   Current maturities of notes payable                                             1,048,500
                                                                            -----------------
Total current liabilities                                                          1,765,352

   Notes payable, including notes payable to stockholder                           1,065,000
                                                                            -----------------
Total liabilities                                                                  2,830,352
                                                                            -----------------
Commitments and contingencies
Stockholders' deficit
   Preferred stock, $.01 par value:
      Authorized shares - 10,000,000
      Issued shares - none                                                                --
   Common stock, $.01par value:
      Authorized shares - 50,000,000
      Issued shares - 16,297,908                                                     162,979
   Additional paid-in capital                                                     19,927,093
   Accumulated deficit                                                           (22,781,663)
                                                                            -----------------
Total stockholders' deficit                                                       (2,691,591)
                                                                            -----------------
Total liabilities and stockholder's deficit                                 $        138,761
                                                                            =================


See accompanying notes to financial statements.

                   Amarillo Biosciences, Inc. and Subsidiaries
                     Consolidated Statements of Operations

                                                           Three months ended                Six months ended
                                                                 June 30,                         June 30,
                                                      ---------------------------------------------------------------
                                                           2005             2004             2005            2004
                                                      ---------------------------------------------------------------
Revenues:
  Dietary supplement sales                              $   39,898      $    20,266       $   40,774      $   23,826
  Interferon sales                                              --            6,490               --           6,490
  Royalty earned                                            42,134               --           42,134              --
  Federal research grants                                   13,614               --           13,614              --
  Gain on sale of building and equipment                        --               --               --           2,664
  Other                                                         --               --               --              36
                                                      ---------------------------------------------------------------
        Total Revenue                                       95,646           26,756           96,522          33,016
                                                      ---------------------------------------------------------------

Expenses:
  Cost of sales                                              7,808           12,738            7,816          14,548
  Research and development expenses                         42,142           38,313           83,764          85,293
  Selling, general and administrative expense               97,574          152,294          230,828         226,858
  Interest expense                                          24,780           24,326           48,571          48,218
                                                      ---------------------------------------------------------------
        Total Expenses                                     172,304          227,671          370,979         374,917
                                                      ---------------------------------------------------------------

Net loss                                               $   (76,658)     $  (200,915)      $ (274,457)     $ (341,901)
                                                      ===============================================================

Basic and diluted net loss per share                   $    (0.005)     $    (0.017)      $   (0.018)     $   (0.028)
                                                      ===============================================================

Weighted average shares outstanding                     16,162,290       12,013,347       15,605,881      12,013,997
                                                      ===============================================================


See accompanying notes to financial statements.

                  Amarillo Biosciences, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows


                                                                                     Six months ended June 30,
                                                                                     2005                   2004
                                                                                ------------           ------------
Net cash used in operating activities                                           $  (188,294)           $  (101,211)
                                                                                ------------           ------------

Net cash used in investing activities                                                    --                 (2,940)
                                                                                ------------           ------------
Cash from financing activities:
   Proceeds from issuance of common stock                                           194,499                 95,930
   Proceeds from notes payable                                                           --                 10,000
                                                                                ------------           ------------
      Net cash provided by (used in) financing activities                           194,499                105,930
                                                                                ------------           ------------
Net increase in cash                                                                  6,205                  1,779
Cash at beginning of period                                                           6,283                 11,300
                                                                                ------------           ------------
Cash at end of period                                                           $    12,488            $    13,079
                                                                                ============           ============

Supplemental Disclosure of Cash Flow Information
   Cash paid for interest                                                       $     5,154            $     3,999
                                                                                ============           ============
Non Cash Disclosure
   Stock issued for debt                                                        $        --            $   (10,500)
                                                                                ------------           ------------


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

     Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

2. Stock based compensation. The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. There were 520,000 options granted to purchase common stock in the three months ended March 31, 2005, with an exercise price of $0.40 per share with a 5 year term. No options were granted in the three month period ending June 30, 2005.

3. The following table illustrates the effect on net loss and net loss per share if Amarillo had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                   Six Months Ended June 30,
                                                     2005             2004
                                                 ------------     ------------
Net loss, as reported                             $  (274,457)     $  (341,901)
Less:  stock based compensation determined
   under fair value based method                  $  (181,105)     $       --
                                                 -------------    -------------
Pro forma net loss                                $  (455,562)     $  (341,901)
                                                 =============    =============
Basic and diluted net loss per share
   As reported                                    $     (0.02)     $     (0.03)
   Pro forma                                      $     (0.02)     $     (0.03)

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

6. Equity. During the six months ended June 30, 2005, the Board of Directors authorized the issuance of 12,612 shares of restricted common stock to consultants in lieu of cash payments. Based upon the common stock trading price at the time of issuance, a non-cash consulting expense of $5,074 was recorded for the issuance of these shares during the first half of 2005.

     In the first six months of 2005, the Company completed private equity financing by selling 1,650,000 restricted shares of common stock at a discount to 21 investors. The net proceeds to the Company were approximately $192,000.

     During the quarter ending March 31, 2005 Amarillo issued 250,000 shares of stock to a consultant. The consultant paid $2,500 for these shares. The difference between the fair market value of the stock of $80,000 and the cash proceeds of $2,500 was recorded as compensation expense.

     In May 2005 the shareholders voted to change the number of authorized shares of common stock from 20,000,000 to 50,000,000.


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

In the first six months of the fiscal year, the Company completed private equity financing by selling restricted stock at a discount to 21 investors. The net proceeds to the Company were approximately $192,000.

During the first six months of 2005, the Company worked in five areas to improve its business. These are the areas 1) agroterrorism, 2) publishing, 3) partner discussions, 4) sales, and 5) relocation.

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

Publishing. A manuscript entitled "Orally Administered Interferon Alpha has Systemic Effects" was published in the January issue of the American Journal of Veterinary Research. This information, the Company believes, will help it gain recognition for its inexpensive, non-toxic technology. A second publication was posted on the internet by the International Society for Interferon and Cytokine Research, Jan 2005, Vol 12, No 1, pages 9-15. Entitled Foot-and-Mouth Disease: A Third Control Alternative, this document is expected to increase awareness about our plan to combat Foot-and-Mouth Disease.

Nutraceutical Product. Natrol has discontinued the sale of anhydrous crystalline maltose (ACM) under their brand name Dry Mouth Relief (DMR). The Company sells ACM as Maxisal(R) to individuals and to pharmacies in the USA and to licensed distributors overseas.

Partner/License Discussions. The Company is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States and South East Asia. The Company believes that one or more of these agreements will be executed during 2005. These agreements could generally include provisions for the commercial partner to pay the Company a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to the Company upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for the Company. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

The Company has edited the protocols for myeloproliferative disease studies at a major cancer center in Texas. The myeloproliferative diseases to be studied are polycythemia vera and essential thrombocythemia. An investigational new drug
(IND) application was filed in the second quarter of 2005 and clinical supplies were ordered in the first quarter of 2005. The study is expected to enroll its first patient in October 2005.

Documents were prepared to be submitted to the Turkish government seeking permission to conduct a study on 90 patients with Behcet's disease. Nobel ILAC and the Company have agreed to extend the study to 12 weeks of treatment with interferon lozenges in order to collect more data about prevention of recurrence of oral ulceration. The IND application was submitted to the FDA. Our goal is to enroll the first patients to receive oral interferon before the end of 2005.

Relocation. The Company has continued to explore relocation incentives. Negotiations have continued and a decision is expected in the third quarter of 2005.

Results of Operations:

Revenues. During the six-month period ended June 30, 2005 $40,774 from product sales was generated compared to revenues from product sales for the six-month period ended June 30, 2004, of $23,826, an increase of $16,948 or approximately 70%. There have been no sales of oral interferon products in the USA in 2005. The increase in revenue can be contributed to international sales. There was a royalty payment of $42,134 credited for animal health sales of oral interferon products in Japan.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses of $230,828 were incurred for the six-month period ended June 30, 2005, compared to 226,858 for the six-month period ended June 30, 2004.

Non-Cash Consulting Activities. During the six-month period ended June 30, 2005, the Board of Directors authorized the issuance of shares of restricted common stock to two consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance, and FASB rules, a non-cash consulting expense of $82,575 was recorded for the issuance of these shares during the six-month period ended June 30, 2005.

Net Income (Loss). As a result of the above, in the six-month period ended June 30, 2005, the Company's Net Loss was ($274,457) compared to a Net Loss for the six-month period ended June 30, 2004 of ($341,901). This decreased loss is primarily due to higher revenues in 2005.

Liquidity Needs:

At June 30, 2005, the Company had available cash of approximately $12,488, and had a working capital deficit of approximately ($1,752,445). Assuming there is no decrease in current accounts payable, and accounting for various one-time expenses, the Company's negative cash flow is approximately $39,000 per month. The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2005 Plan.

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

Item 3.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

           No reports on Form 8-K were filed during the quarter ended June 30, 2005.



                                   SIGNATURES

           Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMARILLO BIOSCIENCES, INC.



Date: August 9, 2005               By: /s/ Joseph M. Cummins
                                       -----------------------------------------
                                       Joseph M. Cummins
                                       President, Chief Executive Officer
                                       and Chief Financial Officer