Form 10QSB
period 2005-09-30
AMARILLO BIOSCIENCES INC
filed 2005-11-15
CIK 1014763

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of September 30, 2005 there were 16,879,755 shares of the issuer's common stock outstanding.

                           AMARILLO BIOSCIENCES, INC.

                                      INDEX

                                                                          PAGE
                                                                          ----

PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheet - September 30, 2005..................  3

         Consolidated Statements of Operations - Nine Months and
         Three Months Ended September 30, 2005 and September 30, 2004.....  4

         Condensed Consolidated Statements of Cash Flows - Nine
         Months Ended September 30, 2005 and 2004.........................  5

         Notes to Consolidated Financial Statements.......................  6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................  7

ITEM 3.  Controls and Procedures.......................................... 10

PART II: OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K................................. 11

Signatures................................................................ 11

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Amarillo Biosciences, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                               September 30, 2005
Assets
Current assets:
 Cash                                                    $     15,345
 Other current assets                                           1,078
                                                         ------------
Total current assets                                           16,423
Equipment, net                                                    741
Patents, net of accumulated amortization of $188,694          122,003
                                                         ------------
Total assets                                             $    139,167
                                                         ============

Liabilities and Stockholders' Deficit

Current liabilities:
 Line of Credit                                          $      8,154
 Accounts payable                                              88,723
 Deferred revenue                                               3,507
 Accrued interest expense                                     487,810
 Accrued payroll                                              128,478
 Current maturities of notes payable                        1,048,500
                                                         ------------
Total current liabilities                                   1,765,172
 Notes payable, including notes payable to stockholder      1,065,000
                                                         ------------
Total liabilities                                           2,830,172
                                                         ------------
Commitments and contingencies
Stockholders' deficit
 Preferred stock, $.01 par value:
   Authorized shares - 10,000,000
   Issued shares - none                                            --
 Common stock, $.01 par value:
   Authorized shares - 50,000,000
   Issued shares - 16,879,755                                 168,798
 Additional paid-in capital                                20,069,041
 Accumulated deficit                                      (22,928,844)
                                                         ------------
Total stockholders' deficit                                (2,691,005)
                                                         ------------
Total liabilities and stockholder's deficit              $    139,167
                                                         ============

                   Amarillo Biosciences, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                     Three months ended               Nine months ended
                                                        September 30,                    September 30,
                                                 ----------------------------    ----------------------------
                                                     2005            2004            2005            2004
                                                 ------------    ------------    ------------    ------------
Revenues:
   Dietary supplement sales                      $      1,428    $     11,053    $     42,202    $     34,879
   Interferon sales                                        --              --              --           6,490
   Royalty earned                                      25,352              --          67,486              --
   Federal research grants                             27,228              --          40,841              --
   Gain on sale of building and equipment                  --              --              --           2,663
   Other                                                   --              --              --              36
                                                 ------------    ------------    ------------    ------------
     Total Revenue                                     54,008          11,053         150,529          44,068
                                                 ------------    ------------    ------------    ------------
Expenses:
   Cost of sales                                        9,641             368          17,456          14,915
   Research and development expenses                   38,924          43,090         122,688         128,382
   Selling, general and administrative expense        127,270          51,507         358,100         278,365
   Interest expense                                    25,351          24,613          73,922          72,831
                                                 ------------    ------------    ------------    ------------
     Total Expenses                                   201,186         119,578         572,166         494,493
                                                 ------------    ------------    ------------    ------------
Net loss                                         $   (147,178)   $   (108,525)   $   (421,637)   $   (450,425)
                                                 ============    ============    ============    ============
Basic and diluted net loss per share             $     (0.009)   $     (0.008)   $     (0.026)   $     (0.037)
                                                 ============    ============    ============    ============
Weighted average shares outstanding                16,684,292      12,871,713      15,952,171      12,054,425
                                                 ============    ============    ============    ============

See accompanying notes to financial statements.

                   Amarillo Biosciences, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                                             Nine months ended
                                                               September 30,
                                                             2005         2004
                                                          ---------    ---------
Net cash used in operating activities                     $(274,598)   $(164,039)
                                                          ---------    ---------
Net cash used in investing activities                            --           --
                                                          ---------    ---------
Cash from financing activities:
 Proceeds from issuance of common stock                     266,500      155,930
 Proceeds from exercised options                             12,500           --
 Line of credit, net                                          4,660           --
                                                          ---------    ---------
    Net cash provided by (used in) financing activities     283,660      155,930
                                                          ---------    ---------
Net increase (decrease) in cash                               9,062       (8,109)
Cash at beginning of period                                   6,283       11,300
                                                          ---------    ---------
Cash at end of period                                     $  15,345    $   3,191
                                                          =========    =========
Supplemental Disclosure of Cash Flow Information                 --
 Cash paid for interest                                   $  33,234    $      --
                                                          =========    =========
Non Cash Disclosure

 Stock issued for debt                                    $      --    $  36,000
                                                          ---------    ---------

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

      Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

2. Stock based compensation. The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. There were 520,000 options granted to purchase common stock in the three months ended March 31, 2005, with an exercise price of $0.40 per share with a 5 year term. No options were granted in the three month period ending June 30, 2005. During the three month period ending September 30, 2005 there were 3,400,000 options granted to purchase common stock, with an exercise price of $0.30 per share with a 5 year term. These options vest immediately.

3. The following table illustrates the effect on net loss and net loss per share if Amarillo had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                Nine Months Ended
                                                  September 30,
                                               2005           2004
                                           -----------    -----------
Net loss, as reported                      $  (431,539)   $  (450,425)
Less:stock based compensation determined
 under fair value based method             $  (830,234)   $        --
                                           -----------    -----------
Pro forma net loss                         $(1,261,773)   $  (450,425)
                                           ===========    ===========
Basic and diluted net loss per share
 As reported                               $     (0.03)   $     (0.04)
 Pro forma                                 $     (0.08)   $     (0.04)

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

6. Line of Credit. The Company has a line of credit with Wells Fargo for $10,000, with interest at the prime rate plus 6.75 percent. The outstanding balance was $8,154 and $4,774 at September 30, 2005 and 2004, respectively.

7. Equity. During the nine months ended September 30, 2005, the Board of Directors authorized the issuance of 21,959 shares of restricted common stock to consultants in lieu of cash payments. Based upon the common stock trading price at the time of issuance, a non-cash consulting expense of $8,340 was recorded for the issuance of these shares.

      In the first nine months of 2005, the Company completed private equity financing by selling 2,022,500 restricted shares of common stock at a discount to 24 investors. The net proceeds to the Company were approximately $266,500.

      During the quarter ending March 31, 2005 Amarillo issued 250,000 shares of stock to a consultant. The consultant paid $2,500 for these shares. The difference between the fair market value of the stock of $80,000 and the cash proceeds of $2,500 was recorded as compensation expense. During the quarter ending September 30, 2005 Amarillo issued 200,000 shares of stock to two consultants. The consultants paid $5,000 each for these shares. The difference between the fair market value of the stock of $70,000 and the cash proceeds of $10,000 was recorded as compensation expense.

      In May 2005 the shareholders voted to change the number of authorized shares of common stock from 20,000,000 to 50,000,000.

8. Recent Accounting Pronouncements. In December 2004, the FASB issued Statement No. 123(R) (revised 2004) ("FAS 123(R)"). In addition, in March 2005 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin Topic 14, "Share-Based Payment" (SAB 107) which provides interpretations regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provided the staff's views regarding the valuation of share-based payment arrangements for public companies. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including stock option awards. FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25. FAS 123(R) will require us to measure the cost of employee services received in exchange for stock option awards based on the grant-date fair value of such awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We will report such costs as part of our general and administrative expenses. On April 14, 2005, the Securities and Exchange Commission announced amended compliance dates for SFAS 123(R). The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rules now require us to adopt FAS 123(R) as of the beginning of the first annual reporting period that begins after December 15, 2005, which will be our fiscal year ending December 31, 2006. We will recognize the cumulative effect of initially applying this statement as of the effective date. Currently, the cumulative effect of initially applying FAS 123(R) has not been determined and is subject to change depending on future events.

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

In the first nine months of the fiscal year, the Company completed private equity financing by selling restricted stock at a discount to 24 investors. The net proceeds to the Company were approximately $266,500.

During the first nine months of 2005, the Company worked in five areas to improve its business. These are the areas 1) agroterrorism, 2) publishing, 3) partner discussions, 4) sales, and 5) relocation.

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

Publishing. A manuscript entitled Orally Administered Interferon Alpha has Systemic effects was published in the January issue of the American Journal of Veterinary Research. This information, the Company believes, will help it gain recognition for its inexpensive, non-toxic technology. A second publication was posted on the Internet by the International Society for Interferon and Cytokine Research, Jan 2005, Vol 12, No 1, pages 9-15. Entitled Foot-and-Mouth Disease: A Third Control Alternative, this document is expected to increase awareness about our plan to combat Foot-and-Mouth Disease. A review entitled, Oromucosal Administration of Interferon to Humans was prepared and is ready for submission.

Nutraceutical Product. Natrol has discontinued the sale of anhydrous crystalline maltose (ACM) under their brand name Dry Mouth Relief (DMR). The Company sells ACM as Maxisal(R) to individuals and to pharmacies in the USA and to licensed distributors overseas.

Partner/License Discussions. The Company is presently negotiating with human health and animal health commercial development partners in various regions of the world including the United States and South East Asia. The Company completed one of these agreements in October 2005 with Global Kinetics of Washington State. These agreements could generally include provisions for the commercial partner to pay the Company a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to the Company upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for the Company. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

The Company has launched a myeloproliferative diseases study at a major cancer center in Texas. The myeloproliferative diseases to be studied are polycythemia vera and essential thrombocythemia. An investigational new drug (IND) application was filed with the US Food and Drug Administration (FDA) in the second quarter of 2005 and the first patient was enrolled in October 2005.

Documents were submitted to the Turkish government seeking permission to conduct a study there on 90 patients with Behcet's disease. Nobel ILAC and the Company have agreed to collaborate on a 12-week study of treatment with interferon lozenges in order to evaluate prevention of recurrence of oral ulceration. The IND application was submitted to the FDA and approved by the Turkish Ministry of Health on October 18, 2005. The plan is to enroll the first patients to receive oral interferon in January of 2006.

Relocation. The Company has continued to explore relocation incentives. Negotiations have continued and a decision is expected in 2005.

Results of Operations:

Revenues. During the nine-month period ended September 30, 2005 $42,202 from product sales was generated compared to revenues from product sales for the nine-month period ended September 30, 2004, of $34,879, an increase of $7,323 or approximately 21%. There have been no sales of oral interferon products in the USA in 2005. The increase in revenue can be contributed to international sales and royalty payments of $67,486 credited for animal health sales of oral interferon products in Japan.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses of $358,100 were incurred for the nine-month period ended September 30, 2005, compared to 278,365 for the nine-month period ended September 30, 2004.

Non-Cash Consulting Activities. During the nine-month period ended September 30, 2005, the Board of Directors authorized the issuance of shares of restricted common stock to three consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance, and FASB rules, a non-cash consulting expense of $145,841 was recorded for the issuance of these shares during the nine-month period ended September 30, 2005.

Net Income (Loss). As a result of the above, in the nine-month period ended September 30, 2005, the Company's Net Loss was ($421,636) compared to a Net Loss for the nine-month period ended September 30, 2004 of ($450,425). This decreased loss is primarily due to higher revenues in 2005.

Liquidity Needs:

At September 30, 2005, the Company had available cash of approximately $15,345, and had a working capital deficit of approximately ($1,748,750). Assuming there is no decrease in current accounts payable, and accounting for various one-time expenses, the Company's negative cash flow is approximately $39,000 per month. The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2005 Plan.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

      No reports on Form 8-K were filed during the quarter ended September 30, 2005.

                                   SIGNATURES

      Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AMARILLO BIOSCIENCES, INC.

Date:  November 14, 2005                  By: /s/ Joseph M. Cummins
                                             ----------------------------------
                                             Joseph M. Cummins
                                             President, Chief Executive Officer
                                             and Chief Financial Officer