Form 10KSB
period 2005-12-31
AMARILLO BIOSCIENCES INC
filed 2006-04-03
CIK 1014763

1
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)
   [X]        Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 [Fee Required]

                  For the Fiscal Year Ended December 31, 2005

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

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [_]

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12(b)(2) of the Exchange Act). Yes [_] No [_]

      Revenues for its most recent fiscal year were $178,286.

      As of December 31, 2005, there were outstanding 19,801,990 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the OTC BB.AMAR) was approximately $8,514,856.

                                     PART I

         The following contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in "Management's 2006 Plan of Operations" as well as those discussed elsewhere in this Form 10-KSB. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-KSB.

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

         The Company owns or licenses 15 United States patents relating to the use or composition of low-dose oral natural interferon alpha and one patent on the dose formulation of our dietary supplement. Since 1992, the Company has filed with the U.S. Food and Drug Administration ("FDA"), and there now are in effect, 6 Investigational New Drug ("IND") Applications covering indicated uses for low-dose oral interferon alpha, including treatment of Behcet's disease, Sjogren's syndrome, and oral warts in HIV+ patients.

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

         The Company has 4 full-time employees. The Company makes extensive use of consultants in business and research and development. Governmental or FDA approval is required on the Company's principal products. The Company's progress toward approval is discussed under each specific indication, below.

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

         Importantly, in interferon alpha treated subjects a significant (p>0.05) correlation was seen between increases in UWS and improvement in a number of the symptoms of Sjogren's syndrome that were assessed in the study, including oral dryness, throat dryness, nasal dryness and the ability to swallow foods. This finding suggests that patients were able to perceive a benefit of having increased salivary flow.

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

Oral Warts in HIV+ Patients. Oral warts are lesions in the mouth caused by the human papillomaviruses. In open-label Phase I/II clinical studies with 36 patients, complete or partial clearance of oral warts was achieved in 71% (5/7) of HIV+ subjects given interferon-(alpha) at 1500 international units (IU) per day. A double-blind, placebo-controlled Phase II study to confirm and expand these findings is planned for initiation in 2006. The Company filed with the FDA Office of Orphan Drugs and was granted (Summer 2000) orphan drug status for low dose IFN(alpha) treatment in this condition.

Behcet's Disease. Behcet's disease is a severe chronic relapsing inflammatory disorder marked by oral and genital ulcers, eye inflammation (uveitis) and skin lesions, as well as varying multisystem involvement including the joints, blood vessels, central nervous system, and gastrointestinal tract. The oral lesions are an invariable sign, occurring in all patients at some time in the disease. Behcet's disease is found world-wide, and is a significant cause of partial or total disability. The US patient population has been estimated as 15,000. The Company filed with the FDA Office of Orphan Drugs and was granted (Spring 2000) orphan drug status for low dose orally administered IFN(alpha) treatment in this condition. A double-blind, placebo-controlled Phase II trial is planned for 2006.

         At the end of February, 2006, Martin Cummins, Director of Regulatory and Clinical Affairs for ABI, visited Nobel Ilac Sanayii Ve Ticaret A.S. He participated in final investigatory meetings prior to the enrollment of 90 patients with Behcet's disease in a study of interferon lozenges versus placebo. The treatment duration is 12 weeks, with completion of the study expected within a year.

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

         ABI's low-dose orally administered interferon alpha is being tested as a treatment for IPF under an Advanced Technology Program Grant awarded by the State of Texas to the Texas Tech University Health Sciences Center in Lubbock. The $100,000 grant is being used by the Health Science Center to support a pilot study of 20 patients with IPF. ABI is collaborating on this research with Lorenz
O. Lutherer, MD, PhD, professor, physiology, and Cynthia A. Jumper, MD, associate professor patient care, internal medicine, and is providing support in the form of study drug, data management and biostatistical analysis. A trial of low-dose, orally administered IFNa (150 IU three times daily) has shown minimal to no side effects. Subjects are evaluated with pulmonary function tests every three months and high resolution computed tomography (HRCT) at yearly intervals. Of the 9 subjects who have completed at least one year, the forced vital capacity has remained stable in 8 and the oxygen saturation after a 6-minute walk has been stable in 7 and improved in 1. One subject showing lack of progression has been followed for over 4 years and another for 2 years. The 8 subjects whose pulmonary function tests were stable showed no evidence of disease progression on HRCT scans. Most subjects who entered the study with a cough noted marked improvement within the first few weeks of treatment with corresponding increases in quality of life scores. These results strongly suggest that this regimen can prevent progression according to the criteria defined in the International Consensus Statement published by the American Thoracic Society.

Bone Marrow Disorders. ABI will commence to test low dose oral interferon alpha in forty patients with rare bone marrow proliferative disorders. The study will be conducted at a major Texas cancer center with a leading medical authority who specializes in the treatment of these myeloproliferative disorders. Twenty patients, each with either polycythemia vera (PV) or essential thrombocythemia
(ET), will be given low dose oral interferon alpha daily as a treatment to relieve the signs and symptoms associated with these disorders.

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

         Patients are currently being enrolled in a study at M.D. Anderson Cancer Center in Houston, Texas, to evaluate interferon lozenges in patients with the pre-leukemic conditions known as essential thrombocythemia and polycythemia vera. The first stage of enrollment should be completed by August. Goal of the study is to support and expand on positive data ABI generated in treating these conditions at the Mayo Clinic.

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

         ABI has arranged to support two animal studies in influenza. In a study planned in Australia and another study planned in the USA, mice will be given oral interferon or placebo and challenged with mouse-adapted influenza virus. It is the Company's goal to generate animal data to support the human clinical data from studies in the former Soviet Union, Bulgaria, Japan and China. In those cases, it was reported that orally or intranasally administered interferon significantly (P< 0.05) reduced the severity and duration of naturally occurring influenza, compared to placebo. With these new animal data to supplement the human data, the Company hopes to insert oral interferon into the debate as to how best to respond to an influenza pandemic.

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

         In 1981, HBL established the Fujisaki Institute to accelerate development of industrial methods for the production of biologics and to sponsor clinical trials for such products. In 1985, HBL built the Fujisaki Cell Center to support basic research. In 1987, HBL successfully accomplished the mass production of human cells in an animal host by producing human cells in hamsters. This made it possible to economically produce a natural form of human interferon alpha and other biologics. HBL also has developed and obtained patents for technology relating to the production of interferon alpha-containing lozenges by which the stability of the interferon alpha activity can be maintained for up to 24 months at room temperature and up to five years if the product is refrigerated. The Company believes that the use of such lozenges gives it advantages over competitive technologies in terms of cost, taste and ease of handling. On March 13, 1992, the Company entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the "Development Agreement"). Such Development Agreement was subsequently amended on January 17, 1996; May 10, 1996; and September 7, 2001. The current expiration date of the Development Agreement is March 12, 2008, at which time it will automatically renew for an additional three (3) years, unless the parties agree otherwise. Among other things, the Development Agreement provides the Company with a source of natural human interferon alpha for use in the Company's interferon alpha-containing products. Additional information on the Development Agreement is set forth in footnote 4 to the Consolidated Financial Statements attached to this 10-KSB.

Strategic Alliance with Nobel

         The Company signed a licensing and supply agreement in September 2004 with a leading Turkish pharmaceutical company, NOBEL ILAC SANAYII VE TICARET A.S., providing the rights to oral low-dose interferon-alpha for the treatment of Behcet's disease in Turkey and in Azerbaijan, Bosnia & Herzegovina, Bulgaria, Croatia, Georgia, Kazakhstan, Kyrghyzstan, Macedonia, Romania, Russia, Saudi Arabia, Slovenia, Tajikistan, Turkmenistan, Uzbekistan, and Federal Republic of Yugoslavia.

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

         In 2005, the clinical protocol was developed, clinical supplies were made and packaged, and clinical investigators identified. The first patients will be enrolled in April 2006.

         At the end of February 2006, Martin Cummins, Director of Regulatory and Clinical Affairs for ABI, visited Nobel. He participated in final investigatory meetings prior to the enrollment of 90 patients with Behcet's disease in a study of interferon lozenges versus placebo. The treatment duration is 12 weeks, with completion of the study expected within a year.


Other Agreements

         On October 19, 2005, ABI reached agreement with Global Kinetics of Kent, Washington to become the distributor of oral interferon in Cambodia. Global Kinetics' sales of interferon are expected to begin in the first half of 2006. The supply agreement between ABI and Global Kinetics on dry mouth relief was terminated.

         On December 29, 2005 ABI announced that it had entered into a distribution agreement with Bumimedic (M) Sdn. Bhd, a Malaysian pharmaceutical company to market ABI's low-dose interferon (natural human IFN) in Malaysia, Singapore and Brunei. Bumimedic will apply for registration to have ABI's natural human IFN approved for sale, following which it will commence marketing the product. The terms of the agreement call for Bumimedic to manufacture the tablets from ABI's natural human IFN (which is supplied by Hayashibara Biochemical Laboratories), package the tablets and distribute them to local hospitals, pharmacies and clinics in Malaysia, Singapore and Brunei. Pursuant to the agreement, ABI will receive a series of payments, which will be received in three stages: upon formal execution of the distribution agreement, upon regulatory approval, and upon registration. ABI will also receive a royalty on the sale of the natural human IFN sold. This agreement was made possible through the company's previously announced relationship with Dr. Claus Martin, President and CEO, Gessellschaft Fur Medizinisch and Technische Investionen mbH & CoKG.
(GMTI), a privately held German venture capital group.

         In 2005 the Company also entered into various other licensing and supply arrangements which could serve as a source of future revenue for the Company; however, none of these arrangements are currently contributing in a significant manner to the Company's revenue, and these arrangements are not considered by the Company's management to be material, either individually or in the aggregate.

Publishing

         A manuscript entitled "Orally Administered Interferon Alpha has Systemic Effects" was published by the American Journal of Veterinary Research, Vol. 166, 164-176, 2005.

Animal Health Application

         There is animal health approval for low dose oral administration of human interferon alpha supplied by Hayashibara Biochemical Laboratories (HBL) in Japan. The product was launched in Japan in September 2004. Amarillo Biosciences owns the distribution rights to HBL interferon for animal health outside Japan and receives a royalty on all Japanese HBL interferon sales.


Patents and Proprietary Rights

         No new patents were issued in 2005.

Cost of Compliance with Environmental Regulations

         The Company incurred no costs to comply with environment regulations in 2005.

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


Research and Development

         During the years ended December 31, 2005 and 2004, the Company incurred expenses of $187,810 and $171,043, respectively, resulting from Company-sponsored research and development activities. Research and development is expected to remain a significant component of the Company's business. The Company has arranged for others, at their cost, to perform substantially all of its clinical research and intends to continue to do so while utilizing its staff for monitoring such research. See also ITEM 6, "MANAGEMENT'S 2006 PLAN OF OPERATIONS - Research and Development".

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot facility rented by the Company. The building contains offices, and a small warehouse. The Company believes that the facility is inadequate and larger office space will be sought in the future.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

                                                       PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Company is presently traded on the OTC Bulletin Board under the symbol AMAR. The range of high and low bids as quoted on the OTC Bulletin Board for each quarter of 2005 and 2004 was as follows:

                            2005                         2004
                   -----------------------     -----------------------
 Quarter              High          Low           High          Low
                   --------      --------      --------      --------
 First             $   0.58      $   0.29      $   0.44      $   0.27
 Second                0.45          0.31          0.35          0.18
 Third                 0.38          0.27          0.32          0.20
 Fourth                0.61          0.27          0.38          0.21

         The quotations reflect inter-dealer bids without retail markup, markdown, or commission, and may not represent actual transactions. As of December 31, 2005, the Company had approximately 1,620 shareholders of record.

         During 2005 there were 32 sales of the unregistered common stock of the Company by private placement, raising $850,014 in cash. Of those purchases, 8 were by individuals who were not accredited investors within the meaning of Rule 501 of Regulation D, promulgated under the U.S. Securities Act of 1933, and 24 purchases were made by accredited investors. Of these sales, 1,380,000 shares were sold for $0.10 per share; 3,435,000 shares were sold for $0.20 per share; and 113,700 shares were sold for $0.22 per share. The foregoing private placements were conducted in reliance on Rule 506, promulgated under Section 4(2) of the Securities Act of 1933.

         The following shares of the Company were repurchased in 2005:

         -------------------------------------------------------------------
         Shares repurchased from the Crowe Estate:             120 shares
         -------------------------------------------------------------------


ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Overview

         The Company continues to engage in research and development activities focused on developing biologics for the treatment of human and animal diseases. The Company has not commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. The Company's accumulated deficit has increased, from approximately $22,507,207 at December 31, 2004 to $23,132,394 at December 31, 2005. Operating losses are expected to continue for the foreseeable future and until such time as the Company is able to attain sales levels sufficient to support its operations.

         In 2006 the Company will continue its research and development activities, as well as the activities necessary to develop commercial partnerships and licenses. The Company's expenditure of financial resources in 2006 will fall principally into five broad categories, as follows: Research and Development; Personnel; Consulting and Professional (except legal and accounting); Legal and Accounting; and Public Relations, Investor Relations and Shareholder Relations. The Company's expectations and goals with respect to these categories are addressed separately below, by category.

         ABI issued 37,994 unregistered shares of its voting common stock as payment for consulting services performed in 2005. Valuation of the stock granted ranged from $0.29 to $0.4467 per share which generated a value of $13,211.


Liquidity and Capital Resources

         At December 31, 2005, the Company had available cash of approximately $193,515, and had a working capital deficit of approximately ($2,402,174). Assuming there is no decrease in current accounts payable, and accounting for various one-time expenses, the Company's negative cash flow is approximately $39,000 per month. The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flow to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2006 Plan. The Company is presently negotiating with human health commercial development partners in various regions of the world including the United States, South America, China and Southeast Asia. The Company believes that one or more of these agreements will be executed during 2006. These agreements could generally include provisions for the commercial partner to pay ABI a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to ABI upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for ABI. However, there can be no assurance that the Company will be successful in obtaining additional funding from human health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

         Total outstanding current liabilities decreased to approximately $2.6 million at December 31, 2005, as compared to approximately $2.8 million at December 31, 2004.


ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements of the Company are set forth beginning on page F-1 immediately following the signature page of this report.

Critical Accounting Policies

         We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Accounting for Stock-Based Compensation

         The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended by the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Accounting Principles Board Opinion No. 25 and Financial Accounting Standards Board Interpretation No. 44 state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the company's common stock on the grant date. We adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

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

Deferred Taxes

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. A valuation allowance of $6,989,000 has been recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. Consideration of estimated future taxable income and ongoing tax planning strategies is utilized in assessing the amount needed for the valuation allowance. Based on these estimates, all deferred tax assets have been reserved. If actual results differ favorably from those estimates used, the Company might be able to realize all or part of our net deferred tax assets. Such realization could positively impact operating results and cash flows from operating activities.

Comparison of results for the fiscal year ended December 31, 2005, to the fiscal year ended December 31, 2004.

Revenues. During the fiscal year ended December 31, 2005, $42,730 from product sales was generated compared to revenues from product sales for the fiscal year ended December 31, 2004, of $45,389, a decrease of $2,659 or approximately 6%. The decrease is primarily due to lack of sales of interferon products in 2005.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses of $492,659 were incurred for fiscal year ended December 31, 2005, compared to $362,388 for the fiscal year ended December 31, 2004, an increase of $130,271. There was $13,212 in non-cash expenses in recognition of stock issued to cover services provided by consultants in lieu of cash.

Non-Cash Consulting Activities. During the year ended December 31, 2005, the Board of Directors authorized the issuance of shares of restricted common stock to various consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance, and FASB rules, a non-cash consulting expense of $13,212 was recorded for the issuance of these shares during the year ended December 31, 2005. In addition, the Company issued 450,000 options to consultants, to purchase restricted common stock in exchange for consulting services. The options are as follows, 250,000 at $0.01 per share, and 200,000 options at $0.05 per share. These options were exercised and the fair market value of the stock sales were stated; 250,000 shares for $0.01 per share, generating $2,500 in cash and $77,500 in non-cash consulting services; and 200,000 shares for $0.05 per share, generating $10,000 in cash and $60,000 in non-cash consulting services.

Net Income (Loss). Net Loss applicable to common shareholders for the fiscal year ended December 31, 2005 was $625,186 compared to a Net Loss of $595,205 for the fiscal year ended December 31, 2004.

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

         We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products are alleged to have resulted in adverse side effects. Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity. These risks will exist for those products in clinical development and with respect to those products that receive regulatory approval for commercial sale. Furthermore, although we have not historically experienced any problems associated with claims by users of our products, we do not currently maintain product liability insurance. We plan to have a product liability insurance plan in place in 2006; however, there can be no assurance that we will be able to acquire product liability insurance with terms that are commercially feasible.

Risks Relating to Ownership of Common Stock.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

         There is currently only a limited public market for our common stock, which is listed on the Bulletin Board, and there can be no assurance that a trading market will develop further or be maintained in the future.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


ITEM 8A. CONTROLS AND PROCEDURES.

         As of December 31, 2005, the disclosure controls and procedures in place have been evaluated and are sufficient to ensure the accurate and full disclosure of financial matters.

         The management of the Company is responsible for establishing and maintaining internal controls over the financial reporting of the Company. The Company uses the following framework to evaluate the effectiveness of the internal controls over financial reporting:

         We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion.

         In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes.

         An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer, who is also currently the Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

          As of December 31, 2005, the Company's internal controls are effective to ensure full and fair internal disclosure of financial matters. The Company's accounting firm has issued an attestation report on the management's assessment of the Company's internal controls. No material changes to the Company's internal controls were made in 2005 and no material weaknesses in such controls were found.

ITEM 8B. OTHER INFORMATION.

         The matters disclosed under PART II, ITEM 5, regarding private placements by the Company of its securities during 2005, were required to be reported in one or more Form 8-Ks during 2005, but were not so reported. All such matters required to be reported on Forms 8-K during 2005 have been included in ITEM 5 of this Form 10KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         As of December 31, 2005, the directors and executive officers of the Company were as follows:

Name                                Age   Position

Joseph Cummins, DVM, PhD (1)(3)...  63    Chairman of the Board, President,
                                          Chief Executive Officer, Chief
                                          Financial Officer and Director

Stephen Chen, PhD (2)(4)..........  56    Director

Katsuaki Hayashibara (3)(4)(5)....  61    Director

Dennis Moore, DVM (1)(4)(5).......  59    Director

James Page, MD (1)(2)(5)..........  78    Director

The following is not an executive officer, but is expected by the Company to make a significant contribution to the business:

Martin J. Cummins.................  38    Director of Clinical &
                                          Regulatory Affairs

----------
(1) Member of the Executive Committee.
(2) Member of the Compensation Committee.
(3) Member of the Finance Committee.
(4) Member of the Audit Committee.
(5) Member of the Stock Option Plans Administration Committee.

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

Audit Committee Financial Expert

         The Company does not have an audit committee financial expert because no one on the board has the education or experience to qualify as an audit committee financial expert. An audit committee financial expert is a person who has an understanding of GAAP and financial statements; the ability to assess accounting and financial principles in connection with the accounting of the Company; experience preparing, auditing, analyzing, or evaluating financial statements; an understanding of internal controls over financial reporting; and an understanding of audit committee functions.

Code of Ethics

         The Company's Code of Ethics may be found on the Company's website, www.amarbio.com.

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

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth for the three years ended December 31, 2005 compensation paid by the Company to its Chairman of the Board, President and Chief Executive Officer. None of the Company's other executive officers had annual salary and bonus in excess of $100,000 for services rendered during any of the three years ended December 31, 2005.

                           Summary Compensation Table
                                                                                                        Long Term
                                                                 Annual Compensation                  Compensation
                                                     --------------------------------------------- --------------------
Name and Principal Position              Year           Salary         Bonus                             Securities
                                                                                         Other           Underlying
                                                                                     Compensation         Options
-------------------------------------    --------    --------------    ---------    --------------     ----------------
Dr. Joseph M. Cummins,                   2005             $177,000     $     -      $          -               600,000
  Chairman of the Board,
  President and Chief
  Executive Officer
                                         2004             $ 74,716     $     -      $          -               650,000
                                         2003             $103,779     $     -      $          -               490,000

                              Option Grants in 2005

        The following table sets forth certain information relating to options granted in 2005 to the executive officers named above, to purchase shares of common stock of the Company.


                                         Number of Shares        % of Total
                                         of Common Stock      Options Granted      Exercise or
  Name                                  Underlying Options      to Employees        Base Price       Expiration
                                           Granted (#)            in 2005             ($/Sh)            Date
--------------------------------------        -------                ----            ---------        ----------
Joseph M. Cummins.....................        100,000                7.7%            $0.40 (1)        02/25/2010
                                              500,000               38.5%            $0.30 (1)        08/22/2010

(1) The fair market value of the common stock on the date of the grant.

                Aggregated Option Exercises at December 31, 2005
                           And Year-End Option Values

        The following table sets forth information for the executive officers named above, regarding the exercise of options during 2005 and unexercised options held at the end of 2005.

                                                                                                    Value of Unexercised
Name                                                     Number of Shares of Common Stock               In-The-Money
                               Shares         Value     Underlying Unexercised Options at                Options at
                             Acquired on    Realized          December 31, 2005 (#)              December 31, 2005 ($) (1)
                            Exercise (#)       ($)          Exercisable/Unexercisable            Exercisable/Unexercisable
--------------              --------------- -----------  --------------------------------   -----------------------------------
Joseph Cummins                    --            --        1,788,486   /       None          $769,049  /      None

(1) Calculated based on the closing price of the common stock ($0.43) as reported by OTC BB on December 30, 2005.

                                     Director Compensation for Last Fiscal Year

                                                                   Cash Compensation                Stock Options
                                                         -----------------------------------     ------------------
                                                                                                      Number of
                        Name                                                  Consulting Fees         Securities
                                                         Meeting Fees (1)           (2)           Underlying Options
----------------------------------------------------------------------------------------------------------------------
Stephen Chen, PhD                                                  $   --               $   --         600,000

Katsuaki Hayashibara                                                   --                   --         600,000

Dennis Moore, DVM                                                      --                   --         600,000

James Page, MD                                                         --                   --         600,000

(1) Directors do not receive compensation for attendance at directors' meetings.

(2) Directors may receive up to $1,200 per day, prorated for partial days, for employment on special projects or assignments.

      There are no employment agreements with any of the executives of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        As of December 31, 2005, there were 19,801,990 shares of the Company's common stock outstanding. The following table sets forth as of December 31, 2005, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:

Name and Address                                                  Amount and Nature of          Percent of Class
                                                                  Beneficial Ownership                Owned
--------------------------                                        --------------------                -----
Hayashibara Biochemical Laboratories, Inc.
2-3 Shimoishii 1-chome
Okayama 700, Japan                                                     3,290,781                       17%

        The following table sets forth the beneficial ownership of the Company's stock as of December 31, 2005 by each executive officer and director and by all executive officers and directors as a group:


Name and Address of Owner                            Amount and Nature of         Percent of Class
                                                     Beneficial Ownership               Owned
-------------------------                            --------------------         ----------------
Joseph Cummins
2122 Harrison
Amarillo, TX 79109                                       2,025,032(1)                   9.4%

Dennis Moore
402 Fish Hatchery
Hamilton, MT  59840                                       864,299(2)                    4.2%

Katsuaki Hayashibara
2-3, Shimoishii, 1-chome
Okayama, 700 Japan                                        912,365(3)                    4.4%

Stephen Chen
Floor 7-1, No. 18
Xin Yi Road,  Sec. 5                                      864,125(4)                    4.2%
Taipei, Taiwan

James Page
103 Clubhouse Lane, #182
Naples, FL  34105                                         864,125(5)                    4.2%
                                                   -------------------------    ----------------------
                                                          5,529,946                     22.2%
Total Group (all directors and executive
officers - 5 persons)

(1) 1,788,486 of these shares are exercisable options
(2) 814,125 of these shares are exercisable options
(3) 864,125 of these shares are exercisable options
(4) 814,125 of these shares are exercisable options
(5) 864,125 of these shares are exercisable options

Employee Stock Option Plan

      The Company has an employee stock option plan entitled the 1996 Employee Stock Option Plan, which has been approved by the shareholders of the Company, and which was amended and restated effective September 12, 1998, and May 11, 1999, both of said amendments and restatements also having been approved by the shareholders of the Company. 590,000 shares of the Company's common stock are reserved for issuance under said Employee Stock Option Plan; however, none of such options are currently outstanding to employees of the Company. Options granted in prior years under the Employee Stock Option Plan have either lapsed, or have been exercised in full, or have been returned to the Company in exchange for non-qualified stock options. However, the Company may grant qualified stock options to employees under the Employee Stock Option Plan from time to time in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has relied significantly on HBL, the largest shareholder of the Company, for a substantial portion of its capital requirements. Pursuant to the Development Agreement described at Item 1 of Part 1 above, HBL advanced $9,000,000 for funding of research. In addition, HBL has purchased substantial amounts of the Company's common stock from time to time, to the point where it now owns 17% of the issued and outstanding shares of common stock of the Company. HBL loaned $1 million to the Company on November 30, 1999 and an additional $1 million on February 29, 2000, both loans bearing interest at 4.5% per annum. The November 30, 1999 loan has been extended until December 2006 and the February 29, 2000 loan has been extended to February 29, 2007. The aggregate balance on both notes at December 31, 2005, including principal and accrued interest, was $2,510,701. In addition to the above, HBL and the Company are parties to various license and manufacturing and supply agreements pursuant to which the Company licenses certain technology to or from HBL. HBL supplies formulations of its interferon alpha and other products to the Company.

         During 2005, the Company used the law firm of SandersBaker, P.C. Mr. Edward Morris, Secretary of the Company is a partner in that firm. The Company was invoiced $20,354 by said firm in 2005.

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

EXHIBIT INDEX

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

          10.41++   Engagement Agreement dated September 26, 2000 between Hunter Wise Financial Group, LLC and the
                    Company.

        10.42++ a   Supply Agreement (Anhydrous Crystalline Maltose) dated October 13, 2000 between Hayashibara
                    Biochemical Laboratories, Inc. and the Company.

        10.43++ a   Supply Agreement dated December 11, 2000 between Natrol, Inc. and the Company.

       10.44+++ a   License Agreement dated September 7, 2001 between Atrix Laboratories, Inc. and the Company.

      10.45++++ a   Supply Agreement dated June 20, 2004 between Global Kinetics, Inc. and the Company.

      10.46++++ a   License and Supply Agreement dated September 13, 2004 between Nobel ILAC SANAYII VE TICARET A.S.
                    and the Company.
          10.47 a   License and Supply Agreement dated October 19, 2005 between Global Kinetics, Inc. and the Company.

          10.48 a   License and Supply Agreement dated January 18, 2006, between Bumimedic (Malaysia) SDN. BHD., and the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following summarizes the fees incurred by the Company during 2004 and 2005 for accountant and related services.

Audit Fees
                                                  2005            2004
                                             ---------------- --------------
Malone & Bailey, PLLC                                            $15,000
Lopez, Blevins, Bork & Assoc. LLP                $17,875         $ 3,500

Audit-Related Fees
                                                  2005            2004
                                             ---------------- --------------
Johnson & Sheldon                                 $465            $575

Tax Fees
                                                  2005            2004
                                             ---------------- --------------
Johnson & Sheldon                                $2,750          $2,100

All Other Fees

None.

Accountant Approval Policy

         Before an accountant is engaged by the Company to perform audit or non-audit services, the accountant must be approved by the Company's Audit Committee.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMARILLO BIOSCIENCES, INC.

Date: March 31, 2006          By:  /s/  Joseph M. Cummins
      --------------               ------------------------
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

Signature                                                         Title                         Date
---------                                                         -----                         ----
/s/ Joseph M. Cummins                              Chairman of the Board,               March 31, 2006
----------------------------------------           President, Chief Financial
Joseph M. Cummins                                  Officer, Director and
                                                   Chief Executive Officer

                                                   Director
----------------------------------------
Stephen T. Chen

                                                   Director
----------------------------------------
Katsuaki Hayashibara

                                                   Director                             March 31, 2006
----------------------------------------
/s/ Dennis Moore                                   Director
----------------------------------------
Dennis Moore

/s/ James A. Page                                 Director                              March 31, 2006
----------------------------------------
James A. Page

                   Amarillo Biosciences, Inc. and Subsidiaries

                        Consolidated Financial Statements

                          Year ended December 31, 2005



                                    Contents


Report of Independent Registered Public Accounting Firm .................F-1

Audited Consolidated Financial Statements


Consolidated Balance Sheet ..............................................F-2

Consolidated Statements of Operations ...................................F-3

Consolidated Statements of Stockholders' Deficit ........................F-4

Consolidated Statements of Cash Flows ...................................F-5

Notes to Consolidated Financial Statements ..............................F-6

             Report of Independent Registered Public Accounting Firm

The Board of Directors
Amarillo Biosciences, Inc.

We have audited the accompanying consolidated balance sheet of Amarillo Biosciences, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amarillo Biosciences, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to execute its 2006 Plan raise doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 1.) The 2005 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LOPEZ, BLEVINS, BORK & ASSOCIATES, LLP
Houston, Texas
March 27, 2006

                   Amarillo Biosciences, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2005

Assets
Current assets:
   Cash                                                                    $    193,315
   Other current assets                                                           2,788
                                                                           ------------
Total current assets                                                            196,103
Equipment, net                                                                      725
Patents, net of accumulated amortization of $191,789                            118,907
                                                                           ------------
Total assets                                                               $    315,735
                                                                           ============

Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable                                                        $     41,513
   Accrued interest expense                                                     510,701
   Notes payable, including notes payable to stockholder                      2,093,500
                                                                           ------------
Total current liabilities                                                     2,645,714
                                                                           ------------
Total Liabilities                                                             2,645,714
                                                                           ------------

Commitments and contingencies
Stockholders' deficit
   Preferred stock, $.01 par value:
      Authorized shares - 10,000,000
      Issued shares - none                                                         --
   Common stock, $.01par value:
      Authorized shares - 50,000,000
      Issued shares - 19,801,870                                                198,019
   Additional paid-in capital                                                20,648,219
   Accumulated deficit                                                      (23,176,217)
                                                                           ------------
Total stockholders' deficit                                                  (2,329,979)
                                                                           ------------
Total liabilities and stockholder's deficit                                $    315,735
                                                                           ============

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                        Years ended December 31,
                                                      ----------------------------
                                                          2005             2004
                                                      ------------    ------------
Revenues:
  Dietary supplement sales                            $     42,730    $     35,899
  Interferon sales                                            --             9,490
  Federal research grant                                    44,349            --
  Royalty revenue                                           67,486            --
  Other                                                       --             6,117
                                                      ------------    ------------
     Total Revenues                                        154,565          51,506
                                                      ------------    ------------
Expenses:
  Cost of sales                                             22,456          14,949
  Research and development expenses                        187,810         171,043
  Selling, general and administrative expenses             492,659         362,388
  Interest expense                                         120,651          98,331
                                                      ------------    ------------
     Total Expenses                                        823,576         646,711
                                                      ------------    ------------

Net income (loss)                                     $   (669,011)   $   (595,205)
                                                      ============    ============

Basic and diluted net income (loss) per share         $      (0.04)   $      (0.05)
                                                      ============    ============

Weighted average shares outstanding                     16,495,678      12,446,690
                                                      ============    ============


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Amarillo Biosciences, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Deficit
                     Years Ended December 31, 2005 and 2004

                                                                                                                           Total
                                                                   Common Stock       Additional Paid  Accumulated     Stockholders'
                                              Issuance Price     Shares      Amount      in Capital        Deficit         Deficit
Balance at December 31, 2003                                  11,060,017   $ 110,600  $ 19,279,417    $ (21,912,001)  $ (2,521,984)
Net loss for year ended December 31, 2004                              -           -             -         (595,205)      (595,205)
Issuance of common stock for services          .2033-0.350        47,380         474        13,486                -         13,960
Issuance of common stock for cash in private
     placements                                  0.10-0.13     2,576,385      25,764       245,166                -        270,930
Issuance of common stock for debt                     0.37       100,000       1,000        36,000                -         37,000
Exercise of options for service                  0.20-0.21       450,000       4,500        87,500                -         92,000
Exercise of options for cash                          0.06       151,514       1,515         7,576                -          9,091
Balance at December 31, 2004                                  14,385,296     143,853    19,669,145      (22,507,206)    (2,694,208)
Net loss for year ended December 31, 2005                              -           -             -         (669,011)      (669,011)
Issuance of common stock for services          0.29-0.4467        37,994         380        12,832                -         13,212
Issuance of common stock for cash in private
     placements                                  0.20-0.22     4,928,700      49,287       800,702                -        849,989
Exercise of options for service                  0.32-0.35       450,000       4,500       145,500                -        150,000
Issuance of warrants in connection with debt                           -           -        20,105                -         20,105
Purchase and retirement of common stock               0.55          (120)         (1)          (65)                            (66)
Balance at December 31, 2005                                  19,801,870   $ 198,019  $ 20,648,219  $    (23,176,217) $ (2,329,979)

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Amarillo Biosciences, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                           Years ended December 31
 Operating Activities                                          2005         2004
                                                            ---------    ---------
Net income (loss)                                           $(669,011)   $(595,205)
Adjustments to reconcile net income (loss) to
    Net cash provided by (used for) operating activities:
    Depreciation and amortization                              12,439       29,041
    Common stock issued for services                          150,712      105,960
     Issuance of warrants in connection with debt              20,105
    Changes in operating assets and liabilities:
       Other current assets                                    (1,953)       4,737
       Accounts payable                                      (120,381)      18,490
       Accrued expenses                                       (47,302)     108,925
                                                            ---------    ---------
Net cash used in operating activities                        (655,391)    (328,052)
                                                            ---------    ---------

Investing Activities
Patents                                                          --         (3,486)
                                                            ---------    ---------
Net cash provided by (used in) investing activities              --         (3,486)
                                                            ---------    ---------

Financing Activities
Proceeds from notes payable                                      --         20,000
Proceeds from excersise of options                             12,500         --
Repayments of notes payable                                   (20,000)     (10,500)
Purchase and retirement of common stock                           (66)        --
Issuance of common stock                                      849,989      317,021
                                                            ---------    ---------
Net cash provided by financing activities                     842,423      326,521
                                                            ---------    ---------
Net increase (decrease) in cash                               187,032       (5,017)
Cash at beginning of period                                     6,283       11,300
                                                            ---------    ---------
Cash at end of period                                       $ 193,315    $   6,283
                                                            =========    =========

Supplemental Cash Flow Information
Cash paid for interest                                      $  36,967    $   5,542
                                                            =========    =========

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005

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

The Company's 2006 Plan of Operations calls for the Company to expend approximately $5 million in 2006. At December 31, 2005, the Company had available cash of $193,315 and negative working capital of approximately ($2,402,174). The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to execute its 2006 Plan. The Company is presently negotiating with human health commercial development partners in various regions of the world including the United States, China, South America and Southeast Asia. The Company believes that one or more of these agreements will be executed during 2006. These agreements could generally include provisions for the commercial partner to pay ABI a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to ABI upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for ABI. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


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

Recent Accounting Pronouncements

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company adopted SFAS 123R commencing in the third quarter of the fiscal year ending December 31, 2005. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R.

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


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

Patents; Patent Expenditures

ABI holds patent license agreements and also holds patents which are owned by the Company. All patent license agreements remain in effect over the life of the underlying patents. Accordingly, the patent license fee is being amortized over 15-17 years using the straight-line method. Patent fees and legal fees associated with the issuance of new owned patents are capitalized and amortized over 15-17 years. Amortization expense amounted to $12,379 and $19,321 for the years ended December 31, 2005 and 2004, respectively.

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

Revenue Recognition

Dietary supplement and interferon sales

Revenues for the dietary supplement sales are recognized when an arrangement exists, the price is fixed and it has been determined that collectibilty is reasonably assured. This generally occurs at the point when the goods are shipped to the customer,

Federal research grant

On May 2, 2005, the Company was awarded a research grant through the National Institute of Health, Small Business Innovation Research Program. The Ohio State University was sub-contracted to perform the research associated with this grant. Funds are drawn down electronically through the U.S. Department of Health & Human Services Program Support Center, Financial Management Service, Division of Payment Management (DPM). The sub-contractor requests funds to perform the research, the Company then requests a draw from the DPM, the funds are wired to the Company's bank account and a check is sent to the sub-contractor. These funds are recognized by the Company when received and expensed when payment is made to the sub-contractor.

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


Royalty revenue

Royalty revenue is calculated based on a percent of sales relating to a license. Amarillo recognized revenue on these royalties in the month the revenue is generated by the licensee.

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

Stock Options

Stock based compensation. The Company accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. There were 520,000 options granted to purchase common stock in the three months ended March 31, 2005, with an exercise price of $0.40 per share with a 5 year term. No options were granted in the three month period ending June 30, 2005. During the three month period ending September 30, 2005 there were 3,400,000 options granted to purchase common stock, with an exercise price of $0.30 per share with a 5 year term. These options vest immediately. No options were granted in the three month period ending December 31, 2005.

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


The following table illustrates the effect on net loss and net loss per share if Amarillo had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                2005            2004
                                             -----------    -----------
Net loss, as reported                        $  (625,186)   $  (595,205)
Less:  stock based compensation determined   $  (984,339)   $  (360,199)
                                             -----------    -----------
Pro forma  net loss                          $(1,609,525)   $  (955,404)
Basic and diluted net loss per share
   As reported                               $     (0.04)   $     (0.05)
    Pro forma                                $     (0.10)   $     (0.08)


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

2. Equipment

Equipment is stated at cost and consists of the following:

                                               December 31, 2005
                                               -----------------
Furniture and equipment                            $54,011
                                                   -------
                                                    54,011
Less accumulated depreciation                       53,286
                                                   -------
                                                   $   725
                                                   =======

Depreciation expense amounted to $60 and $1,667 for the years ended December 31, 2005 and 2004, respectively.

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


3. Notes Payable

The Company had a loan agreement with HBL (July 22, 1999), which called for HBL to loan the Company $3,000,000 to be advanced in three installments. One of these 3 notes was converted into stock as shown below. The annual interest rate on unpaid principal from the date of each respective advance was 4 1/2%, with accrued interest being payable at the maturity of the note. $1,000,000 was payable on or before December 3, 2005, or on or before the expiration of one (1) year after approval of the Company's product by the FDA, whichever occurs first. This note has been extended and is payable on or before December 3, 2006, or on or before the expiration of one (1) year after approval of the Company's product by the FDA, whichever occurs first. The other $1,000,000 is due on or before February 29, 2007, or on or before the expiration of one year after approval of the Company's product by the FDA, whichever occurs first.

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

Effective November 1, 2002 the Company executed a Promissory Note for $45,000 payable to an individual stockholder. The Promissory Note accrues interest at the rate per year that will be the lesser of 3% in excess of the prime interest rate published from time to time in the Wall Street Journal, adjusted on the first day of each calendar month based on such rate then in effect, or the maximum nonusurious rate of interest permitted by applicable law. Accrued interest is payable monthly, in arrears and the entire principal amount was payable October 31, 2004, in November 2005 the Company paid $20,000 toward the principle of this note and a the Note was amended restating the Note amount as $25,000, this Note is due October 31, 2006. The Note Holder is granted the right to purchase the following; up to 30,000 shares of stock at an exercise price of $0.15 per share on or before October 31, 2006; up to 30,000 shares of stock at an exercise price of $0.22 per share on or before October 31, 2007; and 30,000 shares of stock at an exercise price of $0.47 per share on or before November 15, 2008.

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


Effective March 21, 2003 the Company executed a second Promissory Note for $45,000 payable to the same individual stockholder. The Promissory Note accrues interest at the rate per year that will be the lesser of 3% in excess of the prime interest rate published from time to time in the Wall Street Journal, adjusted on the first day of each calendar month based on such rate then in effect, or the maximum nonusurious rate of interest permitted by applicable law. Additions were made to this Promissory Note as follows: January 27, 2004, $5,000; February 6, 2004 $5,000 and November 30, 2004 $10,000, bringing the total of this Note to $65,000. Accrued interest is payable monthly, in arrears and the entire principal amount is payable March 20, 2005. This note payable date was extended to March 20, 2006. The Note Holder is granted the right to purchase the following; up to 50,000 shares of stock at an exercise price of $0.06 per share on or before March 31, 2007; and 30,000 shares of stock at an exercise price of $0.50 per share on or before March 20, 2008.

On October 10, 2003 and December 31, 2003, unsecured loans totaling $14,000 were received from an individual stockholder. Subsequently, on February 26, 2004, $10,500 of that money was used to purchase private placement shares of the Company. The Company is still in debt to the stockholder for $3,500.

The Company has secured a line of credit for up to $10,000 from it's bank Wells Fargo. This line is used from time to time for purchases.

4. Manufacturing and Supply Agreements

The Company was a party to the following manufacturing and supply agreements at December 31, 2005:

The Company has a Joint Development and Manufacturing/Supply Agreement with HBL (the Development Agreement), a major stockholder under which HBL will formulate, manufacture and supply HBL interferon for the Company or any sublicensee. In exchange, HBL is entitled to receive a transfer fee, specified royalties and a portion of any payment received by the Company for sublicense of rights under this agreement. The agreement further provides that the Company sublicense to HBL the right to market HBL interferon for oral use in humans and in non-human, warm-blooded species in Japan, in exchange for the Company receiving a royalty fee based on net sales. The Company is the exclusive agent for the development of HBL interferon for non-oral use in humans and in non-human, warm-blooded species in North America, in exchange, HBL is entitled to receive a transfer fee based on units of interferon supplied and the agreement also provides that a royalty fee be paid to HBL. As part of the License Agreement with Atrix Laboratories, Inc. (executed September 7, 2001, terminated May 22, 2003) a second amendment to the Development Agreement was executed extending the Development Agreement to March 12, 2005 and will be renewed automatically for successive three-year terms. The current expiration date of the Development Agreement is March 12, 2008.

The Company has a supply agreement with HBL under which the Company gained an exclusive right to purchase and distribute anhydrous crystalline maltose for the treatment of dry mouth (xerostomia). This exclusive supply agreement is worldwide, excluding Japan.

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


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

7. Common and Preferred Stock

The Company has 50,000,000 shares of voting common shares authorized for issuance and 10,000,000 shares of preferred stock authorized for issuance which is issuable in series. To date, no preferred stock has been issued.

The Company has 7,512,862 shares of common stock reserved for issuance upon exercise of options and warrants granted.

In 2005, the Company sold 4,928,700 unregistered shares of its voting common stock in private placement offerings. Of these sales, 1,380,000 shares were sold for $0.10 per share; 3,435,000 shares for $0.20 per share; 113,700 shares for $0.22 per share; generating $850,014 in cash.

During the year ended December 31, 2005, the Board of Directors authorized the issuance of 37,994 shares of restricted common stock to consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance, and FASB rules, a non-cash consulting expense of $13,211 was recorded for the issuance of these shares during the year ended December 31, 2005.

8. Stock Options and Warrants

During 2005, the Company issued 450,000 options to consultants, to purchase restricted common stock in exchange for consulting services. The options are as follows, 250,000 at $0.01 per share, and 200,000 options at $0.05 per share. These options were exercised and the fair market value of the stock sales were stated; 250,000 shares for $0.01 per share, generating $2,500 in cash and $77,500 in non-cash consulting services; and 200,000 shares for $0.05 per share, generating $10,000 in cash and $60,000 in non-cash consulting services.

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


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

A summary of the Company's stock option activity and related information for the year ended December 31, is as follows:

                                         2005                       2004
                                Options     Price           Options      Price
                                ------------------------------------------------
Outstanding Beg of Year         2,925,862    0.41          2,071,688     0.54
Granted                         3,920,000    0.31          1,500,000     0.25
Cancelled                               -                   (494,312)    1.12
Exercised                               -                   (151,514)    0.06
Outstanding End of Year         6,845,862    0.31          2,925,862     0.41
Exercisable End of Year         6,845,862    0.31          2,925,862     0.41

Exercise prices for options outstanding as of December 31, 2005 ranged from $0.06 to $5.00. Of these options, 10,000 have exercise prices ranging from $4.00 to $5.00 and the remainder range from $0.06 to $1.63. The weighted-average remaining contractual life of those options is 5.01 years.

9. Employee Benefit Plan

The Company has a Simplified Employee Pension Plan (the Plan), which is a contributory plan that covers all employees of the Company. Contributions to the Plan are at the discretion of the Company. The plan expense for the years ended December 31, 2005 and 2004, were $0, and $0, respectively.

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company's deferred tax asset of approximately $6,989,000 and $6,660,000 at December 31, 2005 and 2004 respectively, was subject to a valuation allowance of $6,989,000 and $6,660,000 at December 31, 2005 and 2004 respectively, because of uncertainty regarding the Company's ability to realize future tax benefits associated with the deferred tax assets. Deferred tax assets were comprised primarily of net operating loss carryovers under the cash method of accounting used by the Company for federal income tax reporting.

At December 31, 2005, the Company has net operating loss carryforwards of approximately $20,556,000 for federal income tax purposes expiring in 2006 through 2024. The ability of the Company to utilize these carryforwards may be limited should changes in stockholder ownership occur.

The difference between the reported income tax provision and the benefit normally expected by applying the statutory rate to the loss before income taxes results primarily from the inability of the Company to recognize its tax losses.

11. Contingencies

The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 2005.

12. Related Party Transactions

The Company has relied significantly on HBL, the largest shareholder of the Company, for a substantial portion of its capital requirements. Pursuant to the Development Agreement described at Item 1 of Part 1 above, HBL advanced $9,000,000 for funding of research. In addition, HBL has purchased substantial amounts of the Company's common stock from time to time, to the point where it now owns 17% of the issued and outstanding shares of common stock of the Company. HBL loaned $1 million to the Company on November 30, 1999 and an additional $1 million on February 29, 2000, both loans bearing interest at 4.5% per annum. The November 30, 1999 loan has been extended until December 2006 and extension of the February 29, 2000 loan is under discussion. The aggregate balance on both notes at December 31, 2005, including principal and accrued interest, was $2,510,701. In addition to the above, HBL and the Company are parties to various license and manufacturing and supply agreements pursuant to which the Company licenses certain technology to or from HBL. HBL supplies formulations of its interferon alpha and other products to the Company.

                   Amarillo Biosciences, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


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

In the ordinary course of business, the Company has and expects to have transactions with related parties, including stockholders. In addition to the transactions disclosed elsewhere in these financial statements, during 2005 the Company has used the law firm of SandersBaker, P.C. Mr. Edward Morris, Secretary of the Company, is a partner in that firm. The Company was invoiced $20,354 during 2005 for legal services rendered by SandersBaker.

13.  Subsequent Events (Unaudited)

On March 14, 2006 the Company paid a Promissory Note for $65,000 payable to an individual stockholder.

Since December 31, 2005, the Company has sold 1,471,060 shares of unregistered stock in private placement offerings. Of these sales, 671,000 shares were sold for $0.20 per share; 200,000 were sold for $0.38 per share; 600,000 were sold for $0.52 per share; generating cash of $522,260.