Form 10QSB
period 2006-03-31
AMARILLO BIOSCIENCES INC
filed 2006-05-11
CIK 1014763

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2006
                               -----------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

As of March 31, 2006 there were 21,282,203 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one)  Yes [_] No [X]

                           AMARILLO BIOSCIENCES, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I:     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

            Consolidated Balance Sheet - March 31, 2006........................3

            Consolidated Statements of Operations - Three Months Ended
            March 31, 2006 and March 31, 2005..................................4

            Condensed Consolidated Statements of Cash Flows - Three
            Months Ended March 31, 2006 and 2005...............................5

            Notes to Consolidated Financial Statements.........................6

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................8

ITEM 3.     Controls and Procedures...........................................11

PART II:    OTHER INFORMATION

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.......11

ITEM 6.     Exhibits..........................................................12

Signatures  ..................................................................13

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                   Amarillo Biosciences, Inc. and Subsidiaries
                     Consolidated Balance Sheet - Unaudited
                                 March 31, 2006

Assets
Current assets:
   Cash                                                           $     379,233
   Other current assets                                                   1,799
                                                                  -------------
Total current assets                                                    381,032
Equipment, net                                                            2,118
Patents, net of accumulated amortization of $194,884                    115,812
                                                                  -------------
Total assets                                                      $     498,962
                                                                  =============

Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable                                               $      40,233
   Accrued interest expense                                             532,832
   Notes payable                                                      2,025,000
                                                                  -------------
Total current liabilities                                             2,598,065
                                                                  -------------
Total liabilities                                                     2,598,065
                                                                  -------------
Commitments and contingencies
Stockholders' deficit
   Preferred stock, $.01 par value:
      Authorized shares - 10,000,000
      Issued shares - none
   Common stock, $.01par value:
      Authorized shares - 50,000,000
      Issued shares - 21,282,203                                        212,822
   Additional paid-in capital                                        21,635,300
   Accumulated deficit                                              (23,947,225)
                                                                  -------------
Total stockholders' deficit                                          (2,099,103)
                                                                  -------------
Total liabilities and stockholder's deficit                       $     498,962
                                                                  =============

See accompanying notes to financial statements.

                  Amarillo Biosciences, Inc. and Subsidiaries
                Consolidated Statements of Operations - Unaudited

                                                   Three months ended March 31,
                                                       2006            2005
                                                  -------------   -------------
Revenues:
  Dietary supplement sales                        $         853   $         876
  License fee                                            30,000              --
                                                  -------------   -------------
     Total Revenues                                      30,853             876
                                                  -------------   -------------
Expenses:
  Cost of sales                                              --               8
  Research and development expenses                      96,238          42,527
  Selling, general and administrative expenses          681,442         132,348
  Interest expense                                       24,181          23,791
                                                  -------------   -------------
     Total Expenses                                     801,861         198,674
                                                  -------------   -------------
Net income (loss)                                 $    (771,008)  $    (197,798)
                                                  -------------   -------------
Basic and diluted net income (loss) per share             (0.04)          (0.01)
                                                  =============   =============
Weighted average shares outstanding                  20,360,871      16,086,523
                                                  =============   =============

See accompanying notes to financial statements.

                   Amarillo Biosciences, Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows - Unaudited

                                                            Three months ended March 31,
                                                                2006            2005
                                                           -------------   -------------
Net cash used in operating activities                      $    (266,405)  $    (137,832)
                                                           -------------   -------------
Cash from investing activities:
   Purchases of equipment                                         (1,461)             --
                                                           -------------   -------------
Cash from financing activities:
   Proceeds from issuance of common stock                        522,284         140,480
   Repayments on notes payable                                   (68,500)             --
                                                           -------------   -------------
      Net cash provided by (used in) financing activities        453,784         140,480
                                                           -------------   -------------
Net increase (decrease) in cash                                  185,918           2,648
Cash at beginning of period                                      193,315           6,283
                                                           -------------   -------------
Cash at end of period                                      $     379,233   $       8,931
                                                           =============   =============
Supplemental Disclosure of Cash Flow Information
   Cash paid for interest                                  $       2,050   $       2,431
                                                           =============   =============

See accompanying notes to financial statements.

                   Amarillo Biosciences, Inc. and Subsidiaries

             Notes To Consolidated Financial Statements - Unaudited

1. Basis of presentation. The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

      Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

2. Stock based compensation. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grant in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognized compensation expense for stock option grants using the intrinsic value method.

      Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

      The following table illustrates the effect on net loss and net loss per share if Amarillo had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation prior to January 1, 2006.

                                                             3 Months ended
                                                             March 31, 2005
                                                            ---------------
      Net loss, as reported                                 $      (197,799)
      Less:  stock based compensation determined
        under fair value based method                              (181,105)
                                                            ---------------
      Pro forma  net loss                                   $      (378,904)
                                                            ===============
      Basic and diluted net loss per share
         As reported                                        $         (0.01)
          Pro forma                                         $         (0.02)

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 138.31%, risk-free interest rate of 1.5% and expected life of 60 months.

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

5. Line of Credit. The Company has a line of credit with Wells Fargo for $10,000, with interest at the prime rate plus 6.75 percent. There was no outstanding balance at March 31, 2006.

6. Equity. During the quarter ended March 31, 2006, the Board of Directors authorized the issuance of 9,033 shares of restricted common stock to consultants in lieu of cash payments. Based upon the common stock trading price at the time of issuance, a non-cash consulting expense of $5,200 was recorded for the issuance of these shares during the first quarter of 2006. The Board of Directors also authorized the issuance of 274,000 options to purchase restricted common stock at a discounted price to consultants for service, in lieu of cash payments. These options have not been exercised, but have been recognized as follows: 24,000 options, vesting 2,000 options per month, were valued at $8,951, for the first quarter and 250,000 options, vesting immediately valued at $224,448. The accumulated value of the above mentioned stock and stock options for the first quarter is $238,599 for non-cash consulting compensation.

      During the three months ended March 31, 2006, the Company recognized $216,000 (fair value) of expense in connection with the February 2006 grant of 300,000 shares of stock to an employee of the Company. The certificate is expected to be issued in the second quarter of 2006.

      In the first three months of 2006, the Company completed private equity financing by selling 1,471,300 restricted shares of common stock at a discount to 8 investors. The net proceeds to the Company were approximately $522,000.

7. License Fee. License fee revenue is recognized upon completion of all significant initial services provided to the licensee and upon satisfaction of all material conditions of the license agreement. In the first quarter of 2006 ABI entered into a License and Supply Agreement whereby the Company received and earned $30,000 as an initial license fee.

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

In the first quarter, the Company completed private equity financing by selling restricted stock at a discount to 8 investors. The net proceeds to the Company were approximately $522,000.

During the first quarter of 2006, ABI worked in three areas to improve the Company. These are the areas 1) agroterrorism, 2) partner discussions, and 3) sales.

Agroterrorism. Teel Bivins was retained as a consultant in April 2006 to help advance our position.

Nutraceutical Product. ABI sells ACM as Maxisal(R) to individuals and to pharmacies in the USA and to licensed distributors overseas.

Partner/License Discussions. The Company is presently negotiating with human health commercial development partners in various regions of the world including South America, the United States and South East Asia. These agreements could generally include provisions for the commercial partner to pay the Company a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to the Company upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for the Company. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to reduce staff and administrative expenses and may be forced to cease operations.

The Company has launched a myeloproliferative diseases study at a major cancer center in Texas. The myeloproliferative diseases to be studied are polycythemia vera and essential thrombocythemia. An investigational new drug (IND) application was filed with the US Food and Drug Administration (FDA) in the second quarter of 2005 and the patients are being enrolled and evaluated now.

The Turkish government has granted permission to conduct a study there on 90 patients with Behcet's disease. Nobel ILAC and the Company have agreed to collaborate on a 12-week study of treatment with interferon lozenges in order to evaluate prevention of recurrence of oral ulceration. The IND application was submitted to the FDA and approved by the Turkish Ministry of Health on October 18, 2005. The first patient was enrolled in April of 2006.

Subsequent Event. Gary W. Coy, PhD, MBA joined the Company on April 15, 2006 as Chief Financial Officer. Dr. Coy's business and scientific background brings additional depth to the management team.

Results of Operations:

Revenues. During the three-month period ended March 31, 2006, $853 from product sales was generated compared to revenues from product sales for the three-month period ended March 31, 2005, of $876, a decrease of $23 or approximately 2.6%. There have been no sales of interferon products in 2006. ABI entered into a License and Supply Agreement whereby the Company received and earned $30,000 as an initial license fee.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses of $681,442 were incurred for the three-month period ended March 31, 2006, compared to $132,348 for the three-month period ended March 31, 2005, an increase of $549,094. This included $238,599 in non-cash expenses in recognition of restricted stock issued to cover services provided by consultants in lieu of cash, and options to purchase restricted stock in lieu of cash. Also included in this amount is $216,000 for a stock bonus awarded on February 20, 2006.

Non-Cash Consulting Activities. During the three-month period ended March 31, 2006, the Board of Directors authorized the issuance of shares of restricted common stock to a consultant in lieu of cash payments. Based upon the common stock trading price at the times of issuance, and FASB rules, a non-cash consulting expense of $5,200 was recorded for the issuance of these shares during the three-month period ended March 31, 2006. Additionally, the Board authorized the issuance of 274,000 options to purchase restricted common stock at a discounted price to consultants for service, in lieu of cash payments.

Net Income (Loss). As a result of the above, in the three-month period ended March 31, 2006, the Company's Net Loss was ($771,008) compared to a Net Loss for the three-month period ended March 31, 2005 of ($197,798). This increased loss is primarily due to an increase in funding, research activity and stock option recognition.

Liquidity Needs:

At March 31, 2006, the Company had available cash of approximately $379,233, and had a working capital deficit of approximately ($1,192,033). Assuming there is no decrease in current accounts payable, and accounting for various one-time expenses, the Company's negative cash flow is approximately $39,000 per month. The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2006 Plan.

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

Item 3.           Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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



                           PART II - OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

     During the quarter ended March 31, 2006, the Board of Directors authorized the issuance of 9,033 shares of restricted common stock to consultants in lieu of cash payments. Based upon the common stock trading price at the time of issuance, a non-cash consulting expense of $5,200 was recorded for the issuance of these shares during the first quarter of 2006. Both issuances were to Biotech Financial and were exempt from registration under Rule 504 of Regulation D promulgated pursuant to the Securities Act of 1933. Biotech Financial provided financial consulting services as consideration for the shares.

     The first issuance occurred on January 10, 2006, in the amount of 4,385 shares, and was valued at $1,900.00 at a per share price of $.433, representing a discount of $.037 per share, as shares of the Company closed at $.47 on that date.

      The second issuance occurred on February 8, 2006, in the amount of 4,648 shares, and was valued at $3,300.00 at a per share price of $.71, representing a discount of $.02 per share, as shares of the Company closed at $.73 on that date.

      In the quarter ended March 31, 2006, the Company completed private equity financing by selling 1,471,300 restricted shares of common stock at a discount to 8 investors. The shares are restricted and are transferable pursuant to Rule 144 promulgated under the Securities Act of 1933. The net proceeds to the Company were approximately $522,260. All shares sold were exempt from registration pursuant to Rule 506 of Regulation D, promulgated pursuant to the Securities Act of 1933. No underwriters were involved in any of the unregistered share sales and no commissions were paid.

          Date (2006)                 Shares                      Purchaser                    Discount*
                           Issue Price        Number                                    Per Share        Total
  1        January 19           .2
  1        January 19           .2            200000             Sean Brooks               .32           64000
  2        January 19           .2            250000             Thomas Ulie               .32           80000
  3        January 24           .2            50000             Martin Lechner             .7            35000
  4        January 26           .2            21300              Thomas Ulie               .67           14271
  5       February 16           .2            150000            Nicolas Martin             .51           76500
  6         March 8            .38            200000             Thomas Ulie               .43           86000
  7         March 28           .52            100000            Thomas Huebner             .9            90000
  8         March 28           .52            300000         Calder Capital, Inc.          .9           270000
  9         March 29           .52            100000           Bernhard Tewaag            1.06          106000
  10        March 30           .52            100000          Hauck & Aufhaeuser          1.19          119000
*Discounts were calculated based on the last transaction on each date.

Item 6.  Exhibits.

         None.

                                   SIGNATURES

                  Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             AMARILLO BIOSCIENCES, INC.


Date: May 11, 2006          By:      /s/ Joseph M. Cummins
                               ----------------------------------------
                                     Joseph M. Cummins
                                     President, Chief Executive Officer
                                     and Chief Financial Officer