Form 10QSB
period 2006-06-30
AMARILLO BIOSCIENCES INC
filed 2006-08-10
CIK 1014763

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          June 30, 2006
                              -----------------------------


| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes | | No |X|.

As of June 30, 2006 there were 22,346,235 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one)  Yes | |. No  |X|.

                           AMARILLO BIOSCIENCES, INC.

                                      INDEX


                                                                         PAGE
                                                                         ----

PART I:        FINANCIAL INFORMATION

ITEM 1.        Financial Statements

               Consolidated Balance Sheet - June 30, 2006                  3

               Consolidated Statements of Operations - Three and Six
               Months Ended June 30, 2006 and June 30, 2005                4

               Condensed Consolidated Statements of Cash Flows - Six
               Months Ended June 30, 2006 and 2005                         5

               Notes to Consolidated Financial Statements                  6


ITEM 2.        Management's Discussion and Analysis of Financial           8
               Condition and Results of Operations

ITEM 3.        Controls and Procedures                                    12



PART II:       OTHER INFORMATION

ITEM 2.        Unregistered Sales of Equity Securities and Use of
               Proceeds                                                   13

ITEM 4.        Submission of Matters to a Vote of Security Holders        14

ITEM 6.        Exhibits                                                   15


Signatures                                                                16

                         PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

                   Amarillo Biosciences, Inc. and Subsidiaries
                     Consolidated Balance Sheet - Unaudited
                                  June 30, 2006


Assets
Current assets:
   Cash                                                            $    232,282
   Other current assets                                                   6,300
                                                                   ------------
Total current assets                                                    238,582

Property & Equipment, net of accumulated depreciation of $53,765         11,234
Patents, net of accumulated amortization of $197,979                    112,717
Software, net of accumulated amortization of $44                          1,535
                                                                   ------------
Total assets                                                       $    364,068
                                                                   ============

Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable                                                $     63,003
   Accrued interest expense                                             555,209
   Notes payable - related parties                                    2,025,000
                                                                   ------------
Total current liabilities                                             2,643,212
                                                                   ------------
Total liabilities                                                     2,643,212
                                                                   ------------
Commitments and contingencies
Stockholders' deficit
   Preferred stock, $.01 par value:
      Authorized shares - 10,000,000
      Issued shares - none
      Common stock, $.01 par value:
      Authorized shares - 50,000,000
      Issued shares - 22,346,235                                        223,462
   Additional paid-in capital                                        22,233,425
   Accumulated deficit                                              (24,736,031)
                                                                   ------------
Total stockholders' deficit                                          (2,279,144)
                                                                   ------------
Total liabilities and stockholders' deficit                        $    364,068
                                                                   ============


See accompanying notes to financial statements.

                    Amarillo Biosciences, Inc. and Subsidiaries
                 Consolidated Statements of Operations - Unaudited


                                                   Three months ended               Six months ended
                                                        June 30,                        June 30,
                                              ------------------------------ -----------------------------
                                                  2006            2005            2006            2005
                                              ------------------------------ -----------------------------
Revenues:
Sales - Nutraceutical                         $      1,392    $     39,898    $      2,245    $     40,774
Sublicense Fee Revenue                                  --          42,134          30,000          42,134
Federal research grants                             60,023          13,614          60,023          13,614
                                              ------------------------------------------------------------
        Total Revenue                               61,415          95,646          92,268          96,522
                                              ------------------------------------------------------------
Expenses:
Cost of sales                                           --           7,808              --           7,816
Research and development expenses                  159,697          42,142         255,935          83,764
Selling, general and administrative expense        667,573          97,574       1,349,016         230,828
Interest expense                                    22,950          24,780          47,131          48,571
                                              ------------------------------------------------------------
        Total Expenses                             850,220         172,304       1,652,082         370,979
                                              ------------------------------------------------------------

Net loss                                      $   (788,805)   $    (76,658)   $ (1,559,814)   $   (274,457)
                                              ============================================================

Basic and diluted net loss per share          $      (0.04)   $      (0.00)   $      (0.07)   $      (0.02)
                                              ============================================================

Weighted average shares outstanding             21,881,155      16,162,290      21,082,874      15,605,881
                                              ============================================================


See accompanying notes to financial statements.

                   Amarillo Biosciences, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows - Unaudited


                                                     Six months ended June 30,
                                                       2006            2005
                                                   ------------    ------------

Net cash used in operating activities              $   (665,854)   $   (188,294)
                                                   ------------    ------------

Cash from investing activities:
   Purchases of equipment                               (10,885)             --
   Purchases of software                                 (1,579)             --
                                                   ------------    ------------
      Net cash used in investing activities             (12,464)             --
                                                   ------------    ------------

Cash from financing activities:
   Proceeds from exercise of options                     27,700              --
   Proceeds from issuance of common stock               758,085         194,499
   Principal payments on notes payable                  (68,500)             --
                                                   ----------------------------
      Net cash provided by financing activities         717,285         194,499
                                                   ----------------------------
Net increase in cash                                     38,967           6,205
Cash at beginning of period                             193,315           6,283
                                                   ----------------------------
Cash at end of period                              $    232,282    $     12,488
                                                   ============================
Supplemental Disclosure of Cash Flow Information
   Cash paid for interest                          $      2,623    $      5,154
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

   Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

2. Stock based compensation. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grant in accordance with APB Opinion No. 25,"Accounting for Stock Issued to Employees," and accordingly, recognized compensation expense for stock option grants using the intrinsic value method.

   Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). For all quarters after the first quarter of fiscal 2006, compensation costs recognized will include compensation costs for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

   The following table illustrates the effect on net loss and net loss per share if Amarillo had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation prior to January 1, 2006.

                                                     Six months ended
                                                       June 30, 2005
                                                     ----------------
Net loss, as reported                                $       (274,457)
Less:  stock based compensation determined                   (181,105)
   under fair value based method
                                                     ----------------
Pro forma  net loss                                  $       (455,562)
                                                     ================
Basic and diluted net loss per share
   As reported                                       $          (0.02)
   Pro forma                                         $          (0.02)


   The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.0%, expected volatility of 134.0%, risk-free interest rate of 1.5% and expected life of 60 months.

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

5. Line of Credit. The Company has a line of credit with Wells Fargo for $16,000, with interest at the prime rate plus 6.75 percent. There was an outstanding balance at June 30, 2006 of $7,634, which is included in accounts payable.

6. Equity. During the quarter ended March 31, 2006, the Board of Directors authorized the issuance of 9,033 shares of restricted common stock to consultants in lieu of cash payments. Based upon the common stock trading price at the time of issuance, a non-cash consulting expense of $5,200 was recorded for the issuance of these shares during the first quarter of 2006.

   During the quarter ended June 30, 2006, the Board of Directors authorized the issuance of 70,415 shares of restricted common stock to consultants in lieu of cash payments. Based upon the common stock trading price at the time of issuance, a non-cash consulting expense of $36,400 was recorded for the issuance of these shares during the second quarter of 2006.

   During the six months ended June 30, 2006, the Board of Directors also authorized the issuance of 674,000 options to purchase restricted common stock at a discounted price to consultants for service, in lieu of cash payments. These options have not been exercised. In the first quarter of 2006, the Company issued 24,000 options to a consultant, vesting over a twelve month period. The value of these options will be recognized each quarter beginning with the first quarter of 2006 valued at $8,951 per quarter. In the first quarter of 2006, the Company also issued 250,000 options, vesting immediately valued at $249,448. In the second quarter of 2006, the Company issued 400,000 options, vesting immediately valued at $299,914.

   The accumulated value of the above mentioned stock and stock options for the six months ended June 30, 2006 is $608,864 for non-cash consulting compensation.

   During the six months ended June 30, 2006, the Company recognized $216,000 (fair value) of expense in connection with the February 2006 grant of 300,000 shares of stock to an employee of the Company. The certificate was issued in May 2006.

   In the first six months of 2006, the Company completed private equity financing by selling 1,904,917 restricted shares of common stock at a discount to 12 investors. The net proceeds to the Company were approximately $758,000.


7. License Fee. License fee revenue is recognized upon completion of all significant initial services provided to the licensee and upon satisfaction of all material conditions of the license agreement. In the first quarter of 2006, the Company entered into a License and Supply Agreement whereby the Company received and earned $30,000 as an initial license fee.


8. Subsequent Events. In July, the Company completed private equity financing by selling 110,000 restricted shares of common stock at a discount to two investors. The net proceeds to the Company were approximately $60,500.


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

In the second quarter, the Company completed private equity financing by selling restricted stock at a discount to six investors. The net proceeds to the Company were approximately $235,800.

During the second quarter of 2006, the Company worked in three areas to improve the Company. These are the areas 1) agroterrorism, 2) partner discussions, and
3) sales and Influenza.

Agroterrorism. Teel Bivins continues to function as a consultant to help advance our position.

Nutraceutical Product. The Company sells ACM as Maxisal(R) to individuals and to pharmacies in the USA and to licensed distributors overseas.

Partner/License Discussions. The Company is presently negotiating with human health commercial development partners in various regions of the world including South America, India, the United States and South East Asia. These agreements could generally include provisions for the commercial partner to pay the Company a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to the Company upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for the Company. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to reduce staff and administrative expenses and may be forced to cease operations.

Human Clinical Studies. Houston. The Company has launched a myeloproliferative diseases study at a major cancer center in Texas. The myeloproliferative diseases to be studied are polycythemia vera and essential thrombocythemia. An investigational new drug (IND) application was filed with the US Food and Drug Administration (FDA) in the second quarter of 2005. Fourteen of twenty patients planned for the final phase of the study have been enrolled to date.

Istanbul. Nobel Ilac Sanayii Ve Ticaret A.S., a leading Middle Eastern pharmaceutical company that is co-sponsoring a Behcet's Disease study with the Company, has confirmed that enrollment of 90 patients with Behcet's Disease has commenced in Turkey. Approximately 57 patients have been screened for enrollment and 22 have been started on treatment as of July 24, 2006. The double-blinded Phase II Study is testing the efficacy of interferon lozenges versus placebo in the treatment and prevention of mouth ulcers. The treatment duration is 12 weeks, with completion of the study expected within a year. Other products used to treat mouth ulcers in Behcet's Disease, such as corticosteroids, have significant side effects. ABI's non-toxic oral interferon product potentially represents a substantial improvement in the treatment of the mouth ulcers suffered by virtually all Behcet's Disease patients.

Multiple sites. A protocol has been filed with the FDA and clinical sites are being enrolled to cooperate in a study of 80 HIV+ patients suffering from oral warts. This placebo-controlled Phase II Study is a follow-up to two successful studies that have already been completed. In the most recent study, 57% of HIV patients given the optimum dose of oral interferon experienced a complete or almost complete clearance of their oral warts. No products are currently approved by the FDA for this condition, so treatment of oral warts represents a unique market for the Company. Potential clinical sites are reviewing the protocol and entering into investigator agreements prior to consideration by their respective Institutional Review Boards (IRB). IRB approvals of the study are expected over the summer, so patient enrollment can begin this fall. The study will take approximately one year to complete.

Lubbock. Enrollment has been completed in an ongoing study of the use of interferon lozenges in the treatment of idiopathic pulmonary fibrosis (IPF) at Texas Tech University Health Sciences Center in Lubbock, Texas (TTUHSC). The principal investigator, Lorenz Lutherer, MD, PhD, presented current findings from the study at the Company's annual shareholders' meeting on June 22, 2006. Dr. Lutherer reported that more than half of his patients treated for at least one year showed no signs of disease progression as assessed by pulmonary-functions testing and high-resolution cat scans of their lungs. IPF is normally rapidly progressive, so the fact that half of the patients have shown no progression of the disease during interferon lozenge treatment is very encouraging.

Multiple sites. In the next two weeks, the Company expects to file an IND (investigational new drug) application for a study of 60 IPF patients. These patients will be enrolled from approximately six clinical sites in the US. The patients will be given interferon or placebo for four weeks to assess the effect of treatment on chronic cough. Approximately 85-90% of IPF patients complain of a bothersome persistent cough that negatively impacts their quality of life. Dr. Lutherer said that five of the six IPF study patients who had a long-standing history of cough reported improvement in their cough within 1-4 weeks of starting oral interferon treatment, with a corresponding increase in their quality of life.

Animal Studies. Manfred Beilharz, PhD, Head of Microbiology and Immunology at the School of Biomedical, Biomolecular and Chemical Sciences, The University of Western Australia, reported on an influenza study in mice sponsored by the Company at the Company's annual shareholders' meeting on June 22, 2006. An oral dose of interferon alpha given once daily, protected mice against the weight loss and changes in core body temperature normally associated with influenza infections. Mice given placebo or the wrong dose of oral interferon lost weight and suffered declining core temperature and had to be euthanized due to their deteriorating condition, as required by Australian regulations. Dr. Beilharz is preparing to announce the details of his findings in a major scientific journal. Dr. Beilharz is past President of the Australian Interferon Society and an internationally recognized authority on interferon. He and members of his research department have 10 publications and three dissertations on the subject of orally administered interferon.

Results of Operations:

Revenues. During the six month period ended June 30, 2006, $2,245 from product sales was generated compared to revenues from product sales for the six month period ended June 30, 2005 of $40,744, a decrease of $38,499. This decline in revenue is largely due to the fact that there have been no sales of interferon products in 2006. ABI entered into a License and Supply Agreement in the first quarter of 2006 whereby the Company received and earned $30,000 as an initial license fee.

Research and Development Expenses. Research and development expenses of $255,935 were incurred for the six month period ended June 30, 2006, compared to $83,764 for the six month period ended June 30, 2005, an increase of $172,171. This increase is mainly a result of several studies that the Company has begun in order to further its business objectives.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $1,349,015 were incurred for the six month period ended June 30, 2006, compared to $230,828 for the six month period ended June 30, 2005, an increase of $1,118,187. This included $608,864 in non-cash expenses in recognition of restricted stock issued to cover services provided by consultants in lieu of cash, and options to purchase restricted stock in lieu of cash. Also included in this amount is $216,000 for a stock bonus awarded on February 20, 2006.

Non-Cash Consulting Activities. During the six month period ended June 30, 2006, the Board of Directors authorized the issuance of shares of restricted common stock to consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance a non-cash consulting expense of $41,600, the fair value, was recorded for the issuance of these shares during the six month period ended June 30, 2006. Additionally, the Board authorized the issuance of 674,000 options to purchase restricted common stock at a discounted price to consultants for service, in lieu of cash payments.

Net Income (Loss). As a result of the above, in the six month period ended June 30, 2006, the Company's Net Loss was ($1,559,813) compared to a Net Loss for the six month period ended June 30, 2005 of ($274,457). This increased loss is primarily due to an increase in funding research activity and stock option recognition.

Liquidity Needs:

At June 30, 2006, the Company had available cash of approximately $232,282, and had a working capital deficit of approximately ($2,404,630). Assuming there is no decrease in current accounts payable, and accounting for various one-time expenses, the Company's negative cash flow is approximately $80,000 per month. The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2006 Plan.

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

Item 3.         Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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



                           PART II - OTHER INFORMATION

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

   During the quarter ended June 30, 2006, the Board of Directors authorized the issuance of 70,415 shares of restricted common stock to consultants in lieu of cash payments. Based upon the common stock trading price at the time of issuance, a non-cash consulting expense of $36,400 was recorded for the issuance of these shares during the second quarter of 2006. The first three issuances were to Biotech Financial and were exempt from registration under Rule 504 of Regulation D promulgated pursuant to the Securities Act of 1933. Biotech Financial provided financial consulting services as consideration for the shares. The fourth issuance was to Mr. Patrick Martin and was exempt from registration under Rule 504 of Regulation D promulgated pursuant to the Securities Act of 1933. Mr. Martin accepted shares in lieu of cash for his finder's fee for selling the Company's stock.

   The first issuance occurred on April 14, 2006, in the amount of 1,184 shares, and was valued at $900 at a per share price of $.76, representing a discount of $.69 per share, as shares of the Company closed at $1.45 on the previous day.

   The second issuance occurred on April 14, 2006, in the amount of 1,910 shares, and was valued at $3,100 at a per share price of $1.62, representing an increase of $.17 per share, as shares of the Company closed at $1.45 on the previous day.

   The third issuance occurred on April 30, 2006, in the amount of 938 shares, and was valued at $1,201 at a per share price of $1.28 representing an increase of $.06 per share, as shares of the Company closed at $1.22 on the previous trading day.

   The fourth issuance occurred on April 18, 2006, in the amount of 66,383 shares, and was valued at $31,200 at a per share price of $.47, representing a discount of $.89 per share, as shares of the Company closed at $1.36 on that date.

   In the quarter ended June 30, 2006, the Company completed private equity financing by selling 433,617 restricted shares of common stock at a discount to six investors. The shares are restricted and are transferable pursuant to Rule 144 promulgated under the Securities Act of 1933. The net proceeds to the Company were approximately $235,800. All shares sold were exempt from registration pursuant to Rule 506 of Regulation D, promulgated pursuant to the Securities Act of 1933. No underwriters were involved in any of the unregistered share sales and no commissions were paid.

-------------------------------------------------------------------------------
                        Shares                                   Discount*
    Date (2006)   --------------------     Purchaser     ----------------------
                   Issue      Number                       Per Share   Total
                   Price
-------------------------------------------------------------------------------
 1    April 28      .47       33617       Claus Martin        .75      25213
-------------------------------------------------------------------------------
 2     May 15       .55       100000     SDP Investments      .69      69000
-------------------------------------------------------------------------------
 3     May 15       .55       100000   Hauck & Aufhaeuser     .69      69000
-------------------------------------------------------------------------------
 4     May 16       .55       50000      Thomas Huebner       .62      31000
-------------------------------------------------------------------------------
 5     May 16       .55       50000      Andrea Huebner       .62      31000
-------------------------------------------------------------------------------
 6     June 28      .55       100000   Daniel Mascarenhas     .31      31000
-------------------------------------------------------------------------------
*Discounts were calculated based on the last transaction on each date.


Item 4.         Submission of Matters to a Vote of Security Holders.

   The annual meeting of shareholders was noticed and convened on June 22, 2006, to consider the election of directors, the authorization to vote proxies on other business to properly come before the meeting, and to adjourn the meeting to solicit additional votes. There were fewer than 50% of the outstanding shares of the Company represented at the meeting so the meeting was adjourned until July 7, 2006, in order to solicit additional votes and obtain a quorum.

   The following persons were directors of the Company before the meeting and continued to serve as directors of the Company until the meeting was reconvened on July 7, 2006: Joseph M. Cummins, Stephen Chen, James Page, Dennis Moore, and Katsuaki Hayashibara.

   The meeting reconvened on July 7, 2006, with 11,181,724 shares of the voting common stock of the Company represented, being 51.8% of the issued and outstanding voting common shares of the Company, and constituting a quorum.

   Proposition 1 - Election of Directors.

   The following directors were elected at the meeting to serve until the next annual meeting of shareholders or until their successor shall have been duly elected and qualified:

   Director No. 1 - Joseph M. Cummins - 11,126,872 shares voted in favor and 54,852 share withheld;

   Director No. 2 - Stephen Chen - 11,163,449 shares voted in favor and 18,275 withheld;

   Director No. 3 - James Page - 11,159,449 shares voted in favor and 22,275 withheld;

   Director No. 4 - Dennis Moore - 11,109,001 shares voted in favor and 72,723 withheld;

   Director No. 5 - Thomas D'Alonzo - 11,159,449 shares voted in favor and 22,275 withheld; and

   Director No. 6 - Thomas Ulie - 11,109,301 shares voted in favor and 72,423 withheld.

   Proposition 2 - Authorization to vote Proxies on Other Business to Properly Come Before the Meeting.

   Proposition 2 passed by a vote of 11,091,549 shares voted in favor, 80,900 voted against, and 9,275 shares not voted due to broker abstentions.

   Proposition 3 - Adjournment of Meeting to Solicit Additional Votes.

   Proposition 3 passed by a vote of 11,110,072 shares voted in favor, 63,677 shares voted against, and 7,975 shares not voted due to broker abstentions.

   No other business was transacted at the meeting.



Item 6.         Exhibits.

                None.

                                   SIGNATURES

            Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMARILLO BIOSCIENCES, INC.



Date: August 9, 2006          By:  /s/ Joseph M. Cummins
                                 -------------------------------------------
                                   Joseph M. Cummins
                                   President and Chief Executive Officer



Date: August 9, 2006          By:  /s/ Gary Coy
                                 -------------------------------------------
                                   Gary Coy
                                   Vice President and Chief Financial Officer