Form 10QSB
period 2006-09-30
AMARILLO BIOSCIENCES INC
filed 2006-11-14
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20791

AMARILLO BIOSCIENCES, INC.
(Exact name of small business issuer as specified in its charter)

TEXAS	75-1974352
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

4134 Business Park Drive, Amarillo, Texas	79110
(Address of principal executive offices)	(Zip Code)

806-376-1741	FAX 806-376-9301
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No    .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes     No X .

As of September 30, 2006 there were 24,326,767 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes __. No X .

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Amarillo Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheet - Unaudited
September 30, 2006

Assets
Current assets:
Cash and cash equivalents	$496,166
Other current assets	45,896
Total current assets	542,062
Property, equipment, & software, net of accumulated depreciation of $45,651	11,492
Patents, net of accumulated amortization of $201,074	123,527
Total assets	$677,082

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$93,731
Accrued interest expense - related parties	577,832
Notes payable - related parties	2,000,000
Total current liabilities	2,671,563
Total liabilities	2,671,563
Commitments and contingencies
Stockholders' deficit
Preferred stock, $.01 par value:
Authorized shares - 10,000,000
Issued shares - none	-
Common stock, $.01 par value:
Authorized shares - 50,000,000
Issued shares - 24,326,767	243,268
Additional paid-in capital	23,218,664
Accumulated deficit	(25,456,413)
Total stockholders' deficit	(1,994,481)
Total liabilities and stockholders' deficit	$677,082

See accompanying notes to financial statements.

Amarillo Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations - Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Sales - Nutraceutical	$609	$1,428	$2,854	$42,202
Sublicense fee revenue	-	25,352	30,000	67,486
Federal research grants	-	27,228	60,023	40,841
Total Revenue	609	54,008	92,877	150,529

Operating Expenses:
Cost of sales	-	(9,641)	-	(17,456)
Research and development expenses	(174,371)	(38,924)	(430,306)	(122,688)
Selling, general and administrative expense	(589,174)	(127,270)	(1,873,868)	(358,100)
Total Operating Expenses	(763,545)	(175,835)	(2,304,174)	(498,244)

Operating loss	(762,936)	(121,827)	(2,211,297)	(347,715)

Other income (expense):
Interest expense	(23,062)	(25,351)	(70,193)	(73,922)
Interest income	1,295	-	1,295	-

Net loss	$(784,703)	$(147,178)	$(2,280,195)	$(421,637)

Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.10)	$(0.03)

Weighted average shares outstanding	23,270,391	16,684,292	21,819,372	15,952,171

See accompanying notes to financial statements.

Amarillo Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - Unaudited

	Nine months ended September 30,
	2006	2005

Net cash used in operating activities	$(1,144,162)	$(274,598)

Cash from investing activities:
Purchases of equipment	(10,987)	-
Purchases of software	(1,579)	-
Patents	(13,905)	-
Net cash used in investing activities	(26,471)	-

Cash from financing activities:
Proceeds from exercise of options	30,400	12,500
Proceeds from issuance of common stock	1,536,585	266,500
Principal payments on notes payable	(93,500)	-
Line of credit, net	-	4,660
Net cash provided by financing activities	1,473,485	283,660

Net increase in cash	302,852	9,062

Cash at beginning of period	193,315	6,283

Cash at end of period	$496,167	$15,345

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,062	$33,234

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

Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

2.
Stock based compensation. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grant in accordance with APB Opinion No. 25,”Accounting for Stock Issued to Employees," and accordingly, recognized compensation expense for stock option grants using the intrinsic value method.

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

Nine months ended September 30, 2005
Net loss, as reported	$(421,637)
Less: stock based compensation determined under fair value based method	(181,105)
Pro forma net loss	$(602,742)
Basic and diluted net loss per share
As reported	$(0.03)
Pro forma	$(0.04)

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

5.
Line of Credit. The Company has a line of credit with Wells Fargo for $16,000, with interest at the prime rate plus 6.75 percent. There was an outstanding balance at September 30, 2006 of $428, which is included in accounts payable.

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

During the quarter ended September 30, 2006, the Board of Directors authorized the issuance of 7,861 shares of restricted common stock to consultants in lieu of cash payments. Based upon the common stock trading price at the time of issuance, a non-cash consulting expense of $8,235 was recorded for the issuance of these shares during the third quarter of 2006.

During the nine months ended September 30, 2006, the Board of Directors also authorized the issuance of 874,000 options to purchase restricted common stock at a discounted price to consultants for service, in lieu of cash payments. These options have not been exercised. In the first quarter of 2006, the Company issued 24,000 options to a consultant, vesting over a twelve month period. The value of these options will be recognized evenly over the vesting period, beginning with the first quarter of 2006 at $8,951 per quarter. In the first quarter of 2006, the Company also issued 250,000 options, vesting immediately valued at $249,448. In the second quarter of 2006, the Company issued 400,000 options, vesting immediately valued at $299,914. In the third quarter of 2006, the Company issued 200,000 options, vesting immediately valued at $117,408.

The accumulated value of the above mentioned stock and stock options for the nine months ended September 30, 2006 is $743,458 for non-cash consulting compensation.

During the nine months ended September 30, 2006, the Company recognized $216,000 (fair value) of expense in connection with the February 2006 grant of 300,000 shares of stock to an employee of the Company.  The certificate was issued in May 2006. The Company also recognized $75,614 of expense in connection with options to purchase restricted common stock at a discounted price issued to employees of the Company.

During the quarter ended September 30, 2006, the Company applied the balance of its $25,000 note payable towards the purchase of 45,455 shares of restricted common stock at a discounted price. These shares were issued in July 2006.

In the first nine months of 2006, the Company completed private equity financing by selling 3,274,917 restricted shares of common stock at a discount to 16 investors. The net proceeds to the Company were approximately $1,511,500.

7.
License Fee. License fee revenue is recognized upon completion of all significant initial services provided to the licensee and upon satisfaction of all material conditions of the license agreement.  In the first quarter of 2006, the Company entered into a License and Supply Agreement whereby the Company received and earned $30,000 as an initial license fee.

8.
Dissolution of Subsidiaries. Effective October 1, 2006, the following subsidiaries of the Company were dissolved with the State of Texas: ABI Taiwan Inc, Amarillo Cell of Canada Inc, Vanguard Biosciences Inc, Veldona Africa Inc, and Veldona Poland Inc. All the above subsidiaries have been inactive for the past several years with no revenues, expenses, assets or liabilities represented in the consolidated financial statements. The capital accounts of the above subsidiaries and the investment in subsidiaries by the Company were eliminated during the third quarter of 2006. No gain or loss was recognized on the dissolution of the above subsidiaries during the third quarter of 2006. Effective October 1, 2006, Amarillo Biosciences, Inc will present its financial statements and filings as an unconsolidated entity.

9.
Inventory. Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company continually assesses the appropriateness of inventory valuations giving consideration to slow-moving, non-saleable, out-of-date or close-dated inventory. As of September 30, 2006 the Company has $4,321 of inventory included in other current assets.

10.	Cash and Cash Equivalents. Cash and cash equivalents include treasury bills with original maturities of three months or less at the time of purchase.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Hance, Scarborough, Wright, Woodward & Weisbart. The company retained Hance, Scarborough, Wright, Woodward & Weisbart (HSWWW) an Austin, Texas based law firm to represent ABI regarding federal and state governmental relations matters. HSWWW will work with ABI toward the goal of achieving regulatory approval for ABI’s low-dose interferon-alpha for oral delivery to humans and animals. HSWWW efforts will initially focus on obtaining sufficient government or private funding to conduct human influenza studies at a major research facility.

Nutraceutical Product. The Company sells anhydrous crystalline maltose (ACM) as Maxisal® to individuals and to pharmacies in the USA and to licensed distributors overseas. The company is negotiating with an entrepreneur who seeks a supply agreement to sell ACM for dry mouth.

Partner/License Discussions. The Company is presently negotiating with human health commercial development partners in various regions of the world including South America, India, the United States and China. These agreements could generally include provisions for the commercial partner to pay the Company a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to the Company upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for the Company. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to reduce staff and administrative expenses and may be forced to cease operations.

Human Clinical Studies. Houston. The Company has launched a myeloproliferative diseases study at a major cancer center in Texas. The myeloproliferative diseases being studied are polycythemia vera and essential thrombocythemia. An investigational new drug (IND) application was filed with the US Food and Drug Administration (FDA) in the second quarter of 2005. Fourteen of twenty patients planned for the first phase of the study have been enrolled to date.

Istanbul. Nobel Ilac Sanayii Ve Ticaret A.S., a leading Turkish pharmaceutical company, is co-sponsoring a Behçet’s Disease study with the Company in Turkey. To date, 42 of 90 planned patients have been enrolled into this double-blinded Phase II study that is testing the efficacy of interferon lozenges versus placebo in the treatment and prevention of mouth ulcers. The treatment duration is 12 weeks, with completion of the study expected within a year. Other products used to treat mouth ulcers in Behçet’s Disease, such as corticosteroids, have significant side effects. ABI’s non-toxic oral interferon product potentially represents a substantial improvement in the treatment of the mouth ulcers suffered by virtually all Behçet’s Disease patients.

Multiple US sites. A protocol has been filed with the FDA and six clinical sites have been engaged to cooperate in a study of 80 HIV+ patients suffering from oral warts. This placebo-controlled Phase II Study is a follow-up to two successful studies that have already been completed. In the most recent study, 57% of HIV patients given the optimal dose of oral interferon experienced a complete or nearly complete clearance of their oral warts. No products are currently approved by the FDA for this condition, so treatment of oral warts represents a unique market for the Company. Patient enrollment is expected to begin within 30 days. The study will take approximately one year to complete.

Lubbock. Enrollment has been completed in an ongoing study of the use of interferon lozenges in the treatment of idiopathic pulmonary fibrosis (IPF) at Texas Tech University Health Sciences Center in Lubbock, Texas (TTUHSC). The principal investigator, Lorenz Lutherer, MD, PhD, presented current findings from the study at the Company’s annual shareholders’ meeting on June 22, 2006. Dr. Lutherer reported that more than half of his patients treated for at least one year showed no signs of disease progression as assessed by pulmonary-functions testing and high-resolution cat scans of their lungs. IPF is normally rapidly progressive, so the fact that half of the patients have shown no progression of the disease during interferon lozenge treatment is very encouraging.

Multiple US sites. ABI has noted that low-dose oral interferon relieves chronic coughing in patients with Sjogren’s syndrome and idiopathic pulmonary fibrosis (IPF). Moreover, ABI has published that horses with chronic obstructive pulmonary disease or COPD, also called inflammatory airway disease, are significantly improved with low doses of oral interferon. ABI is seeking funding to treat chronic coughing in human COPD or IPF patients with oral interferon. COPD is reported to affect 10% of humans over the age of 40. Because COPD affects many millions of people and is not an Orphan Disease (a disease that affects fewer than 200,000 people in the U.S.), the study of COPD will require a large study population and is therefore too expensive for ABI to study beyond Phase II without a pharmaceutical partner. If the clinical data from Phase II are as positive as expected, these Phase II data will be shared with potential Big Pharma partners.

Animal Studies. Manfred Beilharz, PhD, Head of Microbiology and Immunology at the School of Biomedical, Biomolecular and Chemical Sciences, The University of Western Australia, reported on an influenza study in mice sponsored by the Company at the Company’s annual shareholders’ meeting on June 22, 2006. An oral dose of interferon alpha given once daily protected mice against the weight loss and changes in core body temperature normally associated with influenza infections. Mice given placebo or the wrong dose of oral interferon lost weight and suffered declining core temperature and had to be euthanized due to their deteriorating condition, as required by Australian regulations. Dr. Beilharz is preparing to announce the details of his findings in a major scientific journal. Dr. Beilharz is past President of the Australian Interferon Society and an internationally recognized authority on interferon. He and members of his research department have 10 publications and three dissertations on the subject of orally administered interferon.

Dr. Troy Randall of the Trudeau Institute has been conducting influenza studies for the Company using oral interferon in mice. Data provided to date indicate a positive response from oral interferon, similar to the positive results reported from Australia. A final report from Dr. Randall is expected soon.

A study in poultry was conducted in Nebraska in which chickens were given interferon in their drinking water before a challenge with low pathogenic avian influenza virus. The study is complete, and the Company awaits the final report.

An SBIR grant was obtained to study Helicobacter pylori in gnotobiotic piglets. The piglets were given interferon orally to determine the effect on vaccination and reinfection. A full report from The Ohio State University, our collaborating university, is expected by the end of 2006.

Results of Operations:

Revenues. During the nine month period ended September 30, 2006, $2,854 from product sales was generated compared to revenues from product sales for the nine month period ended September 30, 2005 of $42,202, a decrease of $39,348. This decline in revenue is largely due to the fact that there have been no sales of interferon products in 2006. ABI entered into a License and Supply Agreement in the first quarter of 2006 whereby the Company received and earned $30,000 as an initial license fee. ABI also received an SBIR grant of $60,023 for use with The Ohio State University.

Research and Development Expenses. Research and development expenses of $430,306 were incurred for the nine month period ended September 30, 2006, compared to $122,688 for the nine month period ended September 30, 2005, an increase of $307,618. This increase is mainly a result of several studies that the Company has begun in order to further its business objectives.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $1,873,868 were incurred for the nine month period ended September 30, 2006, compared to $358,100 for the nine month period ended September 30, 2005, an increase of $1,515,768. This included $734,507 in non-cash expenses in recognition of restricted stock issued to cover services provided by consultants in lieu of cash, and options to purchase restricted stock in lieu of cash. Also included in this amount is $216,000 for a stock bonus awarded on February 20, 2006 and $75,416 of expense recognized for options to purchase restricted stock issued to employees of the Company. Salary expense increased by approximately $138,400 for the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005. This is a result of salary increases and the addition of two employees.

Non-Cash Consulting Activities. During the nine month period ended September 30, 2006, the Board of Directors authorized the issuance of shares of restricted common stock to consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance a non-cash consulting expense of $49,835, the fair value, was recorded for the issuance of these shares during the nine month period ended September 30, 2006. Additionally, the Board authorized the issuance of 874,000 options to purchase restricted common stock at a discounted price to consultants for service, in lieu of cash payments.

Net Income (Loss). As a result of the above, in the nine month period ended September 30, 2006, the Company's Net Loss was ($2,280,195) compared to a Net Loss for the nine month period ended September 30, 2005 of ($421,637). This increased loss is primarily due to a substantial increase in research activity, addition of two employees, change to fair value method for expensing stock options, and non-cash compensation of officers and consultants.

Liquidity Needs:
At September 30, 2006, the Company had available cash and cash equivalents of approximately $496,167, leaving a working capital deficit of approximately ($2,099,500). Assuming there is no decrease in current accounts payable, the Company’s negative cash flow is approximately $127,000 per month. The Company's continued losses and lack of liquidity indicate that the

Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2007 objectives.

Forward-Looking Statements: Certain statements made in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, achievements, costs or expenses and may contain words such as "believe," "anticipate," "expect," "estimate," "project," "budget," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-QSB and 10-KSB and include among others the following: promulgation and implementation of regulations by the U.S. Food and Drug Administration ("FDA"); promulgation and implementation of regulations by foreign governmental instrumentalities with functions similar to those of the FDA; costs of research and development and clinical trials, including without limitation, costs of clinical supplies, packaging and inserts, patient recruitment, trial monitoring, trial evaluation and publication; and possible difficulties in enrolling a sufficient number of qualified patients for certain clinical trials. The Company is also dependent upon a broad range of general economic and financial risks, such as possible increases in the costs of employing and/or retaining qualified personnel and consultants and possible inflation which might affect the Company's ability to remain within its budget forecasts. The principal uncertainties to which the Company is presently subject are its inability to ensure that the results of trials performed by the Company will be sufficiently favorable to ensure eventual regulatory approval for commercial sales, its inability to accurately budget at this time the possible costs associated with hiring and retaining of additional personnel, uncertainties regarding the terms and timing of one or more commercial partner agreements and its ability to continue as a going concern.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2006, the Board of Directors authorized the issuance of 7,861 shares of restricted common stock to consultants in lieu of cash payments. Based upon the common stock trading price at the time of issuance, a non-cash consulting expense of $8,235 was recorded for the issuance of these shares during the third quarter of 2006. All issuances were exempt from registration under Rule 504 of Regulation D promulgated pursuant to the Securities Act of 1933. Financial consulting services were provided as consideration for the shares.

The first issuance occurred on July 19, 2006, in the amount of 1,579 shares, and was valued at $1,200 at a per share price of $.76, representing an increase of $.07 per share, as shares of the Company closed at $.69 on that date.

The second issuance occurred on July 19, 2006, in the amount of 1,232 shares, and was valued at $2,000 at a per share price of $1.62, representing an increase of $.93 per share, as shares of the Company closed at $.69 on that date.

The third issuance occurred on July 19, 2006, in the amount of 1,562 shares, and was valued at $2,000 at a per share price of $1.28 representing an increase of $.59 per share, as shares of the Company closed at $.69 on that date.

The fourth issuance occurred on July 19, in the amount of 2,344 shares, and was valued at $2,039 at a per share price of $.87, representing an increase of $.18 per share, as shares of the Company closed at $.69 on that date.

The fifth issuance occurred on September 29, in the amount of 1,144 shares, and was valued at $995 at a per share price of $.87, representing an increase of $.20 per share, as shares of the Company closed at $.67 on that date.

In the quarter ended September 30, 2006, the Company completed private equity financing by selling 1,370,000 restricted shares of common stock at a discount to four investors. The shares are restricted and are transferable pursuant to Rule 144 promulgated under the Securities Act of 1933. The net proceeds to the Company were approximately $753,500. All shares sold were exempt from registration pursuant to Rule 506 of Regulation D, promulgated pursuant to the Securities Act of 1933. No underwriters were involved in any of the unregistered share sales and no commissions were paid.

	Date (2006)	Shares	Purchaser	Discount*
	Issue Price	Number		Per Share	Total
1	July 6.55	100,000	Clarence McDaniel	.32	32,000
2	July 6.55	10,000	Earl McDaniel	.32	3,200
3	August 9.55	1,200,000	Bumiller Art Found.	.15	180,000
4	Sept 25.55	60,000	Rajan Vaz	.21	12,600
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

Director No. 5 - Thomas D’Alonzo - 11,159,449 shares voted in favor and 22,275 withheld; and

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

AMARILLO BIOSCIENCES, INC.

Date: November 14, 2006	By: /s/ Joseph M. Cummins
Joseph M. Cummins
President and Chief Executive Officer

Date: November 14, 2006	By: /s/ Gary Coy
Gary Coy
Vice President and Chief Financial Officer