Form 10QSB/A
period 2006-06-30
AMARILLO BIOSCIENCES INC
filed 2006-12-27
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
(AMENDMENT NO.1)

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

Transitional Small Business Disclosure Format (check one) Yes ___. No X .

Explanatory Note

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (‘‘SEC’’) on August 10, 2006. This Form 10-QSB/A has been amended to provide currently-dated certifications in the form required by Item 601(b)(31) of Regulation S-B. These certifications are attached to this Form 10-QSB/A as Exhibits 31.1a and 31.1b.

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB which was prepared and relates to the Company as of June 30, 2006. However, this Form 10-QSB/A only amends and restates the Items described above and no attempt has been made to modify or update other disclosures presented in our June 30, 2006 Form 10-QSB. Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to speak as of August 10, 2006 (the original filing date of the June 30, 2006 Form 10-QSB), and does not reflect events occurring after the filing of our June 30, 2006 Form 10-QSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the June 30, 2006 Form 10-QSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-QSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Amarillo Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheet - Unaudited
June 30, 2006

Assets
Current assets:
Cash	$232,282
Other current assets	6,300
Total current assets	238,582
Property & Equipment, net of accumulated depreciation of $53,765	11,234
Patents, net of accumulated amortization of $197,979	112,717
Software, net of accumulated amortization of $44	1,535
Total assets	$364,068

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$63,003
Accrued interest expense	555,209
Notes payable - related parties	2,025,000
Total current liabilities	2,643,212
Total liabilities	2,643,212
Commitments and contingencies
Stockholders' deficit
Preferred stock, $.01 par value:
Authorized shares - 10,000,000
Issued shares - none	-
Common stock, $.01 par value:
Authorized shares - 50,000,000
Issued shares - 22,346,235	223,462
Additional paid-in capital	22,233,425
Accumulated deficit	(24,736,031)
Total stockholders' deficit	(2,279,144)
Total liabilities and stockholders' deficit	$364,068

See accompanying notes to financial statements.

Amarillo Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations - Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Sales - Nutraceutical	$ 1,392	$ 39,898	$ 2,245	$ 40,774
Sublicense Fee Revenue	-	42,134	30,000	42,134
Federal research grants	60,023	13,614	60,023	13,614
Total Revenue	61,415	95,646	92,268	96,522
Expenses:
Cost of sales	-	7,808	-	7,816
Research and development expenses	159,697	42,142	255,935	83,764
Selling, general and administrative expense	667,573	97,574	1,349,016	230,828
Interest expense	22,950	24,780	47,131	48,571
Total Expenses	850,220	172,304	1,652,082	370,979

Net loss	$ (788,805)	$ (76,658)	$ (1,559,814)	$ (274,457)

Basic and diluted net loss per share	$ (0.04)	$ (0.00)	$ (0.07)	$ (0.02)

Weighted average shares outstanding	21,881,155	16,162,290	21,082,874	15,605,881

See accompanying notes to financial statements.

Amarillo Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - Unaudited

	Six months ended June 30,
	2006	2005

Net cash used in operating activities	$(665,854)	$(188,294)

Cash from investing activities:
Purchases of equipment	(10,885)	-
Purchases of software	(1,579)	-
Net cash used in investing activities	(12,464)	-

Cash from financing activities:
Proceeds from exercise of options	27,700	-
Proceeds from issuance of common stock	758,085	194,499
Principal payments on notes payable	(68,500)	-
Net cash provided by financing activities	717,285	194,499
Net increase in cash	38,967	6,205
Cash at beginning of period	193,315	6,283
Cash at end of period	$232,282	$12,488
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,623	$5,154

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

Six months ended June 30, 2006
Net loss, as reported	$(274,457)
Less: stock based compensation determined under fair value based method	(181,105)
Pro forma net loss	$(455,562)
Basic and diluted net loss per share
As reported	$(0.02)
Pro forma	$(0.02)

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

Nutraceutical Product. The Company sells ACM as Maxisal® to individuals and to pharmacies in the USA and to licensed distributors overseas.

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

Istanbul. Nobel Ilac Sanayii Ve Ticaret A.S., a leading Middle Eastern pharmaceutical company that is co-sponsoring a Behçet’s Disease study with the Company, has confirmed that enrollment of 90 patients with Behçet’s Disease has commenced in Turkey. Approximately 57 patients have been screened for enrollment and 22 have been started on treatment as of July 24, 2006. The double-blinded Phase II Study is testing the efficacy of interferon lozenges versus placebo in the treatment and prevention of mouth ulcers. The treatment duration is 12 weeks, with completion of the study expected within a year. Other products used to treat mouth ulcers in Behçet’s Disease, such as corticosteroids, have significant side effects. ABI’s non-toxic oral interferon product potentially represents a substantial improvement in the treatment of the mouth ulcers suffered by virtually all Behçet’s Disease patients.

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

Liquidity Needs:

At June 30, 2006, the Company had available cash of approximately $232,282, and had a working capital deficit of approximately ($2,404,630). Assuming there is no decrease in current accounts payable, and accounting for various one-time expenses, the Company’s negative cash flow is approximately $80,000 per month. The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2006 Plan.

Forward-Looking Statements: Certain statements made in this Plan of Operations and elsewhere in this report are "forward-looking statements" within the meaning of the Private Securi-ties Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, achievements, costs or expenses and may contain words such as "believe," "anticipate," "expect," "esti-mate," "project," "budget," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertain-ties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-QSB and 10-KSB and include among others the following: promulga-tion and imple-mentation of regulations by the U.S. Food and Drug Administra-tion ("FDA"); promul-gation and implementation of regulations by foreign governmen-tal instru-mentalities with functions similar to those of the FDA; costs of research and develop-ment and clinical trials, including without limitation, costs of clinical supplies, packaging and inserts, patient recruitment, trial monitoring, trial evaluation and publication; and possible difficulties in enrolling a sufficient number of qualified patients for certain clinical trials. The Company is also dependent upon a broad range of general economic and financial risks, such as possible increases in the costs of employing and/or retaining qualified personnel and consultants and possible inflation which might affect the Company's ability to remain within its budget forecasts. The principal uncertain-ties to which the Company is presently subject are its inability to ensure that the results of trials performed by the Company will be sufficiently favorable to ensure eventual regulatory approval for commercial sales, its inability to accurately budget at this time the possible costs associated with hiring and retaining of additional personnel, uncertainties regarding the terms and timing of one or more commercial partner agreements and its ability to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2006, the Board of Directors authorized the issuance of 70,415 shares of restricted common stock to consultants in lieu of cash payments. Based upon the common stock trading price at the time of issuance, a non-cash consulting expense of $36,400 was recorded for the issuance of these shares during the second quarter of 2006. The first three issuances were to Biotech Financial and were exempt from registration under Rule 504 of Regulation D promulgated pursuant to the Securities Act of 1933. Biotech Financial provided financial consulting services as consideration for the shares. The fourth issuance was to Mr. Patrick Martin and was exempt from registration under Rule 504 of Regulation D promulgated pursuant to the Securities Act of 1933. Mr. Martin accepted shares in lieu of cash for his finder’s fee for selling the Company’s stock.

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

	Date (2006)	Shares	Purchaser	Discount*
	Issue Price	Number		Per Share	Total
1	April 28.47	33617	Claus Martin	.75	25213
2	May 15.55	100000	SDP Investments	.69	69000
3	May 15.55	100000	Hauck & Aufhaeuser	.69	69000
4	May 16.55	50000	Thomas Huebner	.62	31000
5	May 16.55	50000	Andrea Huebner	.62	31000
6	June 28.55	100000	Daniel Mascarenhas	.31	31000
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

AMARILLO BIOSCIENCES, INC.

Date: December 27, 2006	By: /s/ Joseph M. Cummins
Joseph M. Cummins
President and Chief Executive Officer

Date: December 27, 2006	By: /s/ Gary Coy
Gary Coy
Vice President and Chief Financial Officer