Form 10QSB/A
period 2006-03-31
AMARILLO BIOSCIENCES INC
filed 2006-12-28
CIK 1014763

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

Explanatory Note

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (‘‘SEC’’) on May 11, 2006. This Form 10-QSB/A has been amended to provide currently-dated certifications in the form required by Item 601(b)(31) of Regulation S-B. These certifications are attached to this Form 10-QSB/A as Exhibits 31.1a and 31.1b.

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB which was prepared and relates to the Company as of March 31, 2006. However, this Form 10-QSB/A only amends and restates the Item described above and no attempt has been made to modify or update other disclosures presented in our March 31, 2006 Form 10-QSB. Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to speak as of May 11, 2006 (the original filing date of the March 31, 2006 Form 10-QSB), and does not reflect events occurring after the filing of our March 31, 2006 Form 10-QSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the March 31, 2006 Form 10-QSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatement described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-QSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

AMARILLO BIOSCIENCES, INC.

INDEX

		PAGE NO.
PART I:	FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Consolidated Balance Sheet - March 31, 2006	4
	Consolidated Statements of Operations - Three Months Ended March 31, 2006 and March 31, 2005	5
	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2006 and 2005	6
	Notes to Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
ITEM 3.	Controls and Procedures	12

PART II:	OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

ITEM 6.	Exhibits	13
Signatures		14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Amarillo Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheet - Unaudited
March 31, 2006

Assets
Current assets:
Cash	$ 379,233
Other current assets	1,799
Total current assets	381,032
Equipment, net	2,118
Patents, net of accumulated amortization of $194,884	115,812
Total assets	$ 498,962

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$ 40,233
Accrued interest expense	532,832
Notes payable	2,025,000
Total current liabilities	2,598,065
Total liabilities	2,598,065
Commitments and contingencies
Stockholders' deficit
Preferred stock, $.01 par value:
Authorized shares - 10,000,000
Issued shares - none	-
Common stock, $.01par value:
Authorized shares - 50,000,000
Issued shares - 21,282,203	212,822
Additional paid-in capital	21,635,300
Accumulated deficit	(23,947,225)
Total stockholders' deficit	(2,099,103)
Total liabilities and stockholder's deficit	$498,962

See accompanying notes to financial statements.

Amarillo Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations - Unaudited

	Three months ended March 31,
	2006	2005

Revenues:
Dietary supplement sales	$853	$876
License fee	30,000	-
Total Revenues	30,853	876

Expenses:
Cost of sales	-	8
Research and development expenses	96,238	42,527
Selling, general and administrative expenses	681,442	132,348
Interest expense	24,181	23,791
Total Expenses	801,861	198,674

Net income (loss)	$(771,008)	$(197,798)

Basic and diluted net income (loss) per share	(0.04)	(0.01)

Weighted average shares outstanding	20,360,871	16,086,523

See accompanying notes to financial statements

Amarillo Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - Unaudited

	Three months ended March 31,
	2006	2005

Net cash used in operating activities	$(266,405)	$(137,832)

Cash from investing activities:
Purchases of equipment	(1,461)	-
Cash from financing activities:
Proceeds from issuance of common stock	522,284	140,480
Repayments on notes payable	(68,500)	-
Net cash provided by (used in) financing activities	453,784	140,480
Net increase (decrease) in cash	185,918	2,648
Cash at beginning of period	193,315	6,283
Cash at end of period	$379,233	$8,931
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,050	$2,431

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

Three Months ended March 31, 2005
Net loss, as reported	$(197,799)
Less: stock based compensation determined under fair value based method	(181,105)
Pro forma net loss	$(378,904)
Basic and diluted net loss per share
As reported	$(0.01)
Pro forma	$(0.02)

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

Nutraceutical Product. ABI sells ACM as Maxisal® to individuals and to pharmacies in the USA and to licensed distributors overseas.

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

The Turkish government has granted permission to conduct a study there on 90 patients with Behcet’s disease. Nobel ILAC and the Company have agreed to collaborate on a 12-week study of treatment with interferon lozenges in order to evaluate prevention of recurrence of oral ulceration. The IND application was submitted to the FDA and approved by the Turkish Ministry of Health on October 18, 2005. The first patient was enrolled in April of 2006.

Subsequent Event. Gary W. Coy, PhD, MBA joined the Company on April 15, 2006 as Chief Financial Officer. Dr. Coy’s business and scientific background brings additional depth to the management team.

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

Liquidity Needs:

At March 31, 2006, the Company had available cash of approximately $379,233, and had a working capital deficit of approximately ($1,192,033). Assuming there is no decrease in current accounts payable, and accounting for various one-time expenses, the Company’s negative cash flow is approximately $39,000 per month. The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2006 Plan.

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

	Date (2006)	Shares	Purchaser	Discount*
	Issue Price	Number		Per Share	Total
1	January 19.2	200000	Sean Brooks	.32	64000
2	January 19.2	250000	Thomas Ulie	.32	80000
3	January 24.2	50000	Martin Lechner	.7	35000
4	January 26.2	21300	Thomas Ulie	.67	14271
5	February 16.2	150000	Nicolas Martin	.51	76500
6	March 8.38	200000	Thomas Ulie	.43	86000
7	March 28.52	100000	Thomas Huebner	.9	90000
8	March 28.52	300000	Calder Capital, Inc.	.9	270000
9	March 29.52	100000	Bernhard Tewaag	1.06	106000
10	March 30.52	100000	Hauck & Aufhaeuser	1.19	119000
*Discounts were calculated based on the last transaction on each date.

Item 6.	Exhibits.

None.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMARILLO BIOSCIENCES, INC.

Date: December 28, 2006	By:/s/ Joseph M. Cummins
Joseph M. Cummins
President and Chief Executive Officer

Date: December 28, 2006	By:/s/ Gary Coy
Gary Coy
Vice President and Chief Financial Officer