Form 10KSB/A
period 2005-12-31
AMARILLO BIOSCIENCES INC
filed 2007-01-03
CIK 1014763

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-KSB/A
(AMENDMENT NO.1)
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

Issuer’s telephone number, including area code: (806) 376-1741

Securities registered under Section 12(b) of the Exchange Act:
None.
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par Value $.01
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12(b)(2) of the Exchange Act). Yes _No X

Revenues for its most recent fiscal year were $178,286.

As of December 31, 2005, there were outstanding 19,801,990 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the OTC BB.AMAR) was approximately $8,514,856.

Explanatory Note

This Annual Report on Form 10-KSB/A is being filed as Amendment Number 1 to our Annual Report on Form 10-KSB in response to certain requests from the staff of the Securities and Exchange Commission. We have not restated our consolidated financial statements for the periods presented.

The information in this amended Form 10-KSB/A includes the following changes to our Annual Report on Form 10-KSB which was originally filed with the Securities and Exchange Commission (‘‘SEC’’) on April 3, 2006:
1.	Item 8A has been changed to state that the Company’s accounting firm has not issued an attestation report on the management’s assessment of internal controls;
2.
the Report of Independent Registered Public Accounting Firm has been changed to state that the Company’s recurring losses and need to raise additional funds raise substantial doubt about the Company’s ability to continue as a going concern; and

3.
the Notes to the Consolidated Financial Statements include additional and expanded disclosure of our accounting policies regarding research grant revenue, stock options granted to non-employees, and related party transactions.

In addition, this Form 10-KSB/A has been amended to provide currently-dated certifications in the form required by Item 601(b)(31) of Regulation S-B. These certifications are attached to this Form 10-QSB/A as Exhibits 31.1a and 31.1b.

For the convenience of the reader, this Form 10-KSB/A sets forth the entire Form 10-KSB which was prepared and relates to the Company as of December 31, 2005. However, this Form 10-KSB/A only amends and restates the Items described above and no attempt has been made to modify or update other disclosures presented in our December 31, 2005 Form 10-KSB. Accordingly, except for the foregoing amended information, this Form 10-KSB/A continues to speak as of April 3, 2006 (the original filing date of the December 31, 2005 Form 10-KSB), and does not reflect events occurring after the filing of our December 31, 2005 Form 10-KSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the December 31, 2005 Form 10-KSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-KSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

PART I

The following contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in “Management’s 2006 Plan of Operations” as well as those discussed elsewhere in this Form 10-KSB. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS.

General

Amarillo Biosciences, Inc. (the “Company” or “ABI”), a Texas corporation formed in 1984, is engaged in developing biologics for the treatment of human and animal diseases. The Company is currently focusing its research on human health indications for the use of low-dose orally administered natural human interferon alpha, particularly for the treatment of Sjögren’s syndrome, Behçet’s disease, polycythemia vera, essential thrombocythemia, idiopathic pulmonary fibrosis and oral warts in HIV+ patients. The Company believes that significant worldwide opportunities exist for the development of low-dose orally administered natural interferon alpha as a cost-effective, non-toxic, efficacious alternative to the treatment of diseases by injection of high doses of interferon alpha. In addition, the Company believes that low-dose orally administered natural human interferon alpha will be an effective treatment for diseases or conditions for which current therapies are inadequate.

The Company owns or licenses 15 United States patents relating to the use or composition of low-dose oral natural interferon alpha and one patent on the dose formulation of our dietary supplement. Since 1992, the Company has filed with the U.S. Food and Drug Administration (“FDA”), and there now are in effect, 6 Investigational New Drug (“IND”) Applications covering indicated uses for low-dose oral interferon alpha, including treatment of Behçet’s disease, Sjögren’s syndrome, and oral warts in HIV+ patients.

The Company’s objective is to exploit its proprietary technology to become a leader in the field of low-dose oral applications of interferon alpha. The Company’s business strategy is to pursue those indications for low-dose oral interferon alpha treatment for which initial clinical research has indicated the treatment is efficacious and which, in the opinion of the Company, have the greatest commercial potential and are most likely to be approved by the FDA. To the extent possible, the Company will attempt to minimize the cost to the Company of obtaining FDA approval by utilizing forms of interferon alpha already approved (in other dosage forms and for different indications) by the Japanese Ministry of Health and Welfare for human or animal use. The Company believes that cost savings will result from this strategy. The Company will attempt to gain market share for approved products by forming alliances with strong marketing partners.

The Company has 4 full-time employees. The Company makes extensive use of consultants in business and research and development. Governmental or FDA approval is required on the Company’s principal products. The Company’s progress toward approval is discussed under each specific indication, below.

Human Health Applications

Sjögren’s Syndrome. Sjögren’s syndrome is a chronic autoimmune disorder characterized by dryness of the eyes and mouth. It can exist as a primary disorder or in association with other autoimmune diseases such as rheumatoid arthritis, systemic lupus erythematosus and scleroderma. Patients with primary Sjögren’s syndrome may have clinical signs such as rash, arthritis, pneumonitis and nephritis. Typical symptoms include the sensation of burning in the eyes, difficulty swallowing, painful throat, fatigue and dryness of the mouth, skin, nose and vagina. Oral candidiasis (a fungal infection of the mouth) may also arise as a result of reduced saliva flow. Although Sjögren’s syndrome is not life threatening, it can cause extreme discomfort and seriously impair quality of life.

The Sjögren’s Syndrome Foundation, Inc. estimates that there are approximately two to four million people in the United States who suffer from Sjögren’s syndrome. The Company believes that the incidence of Sjögren’s syndrome worldwide is similar to its incidence in the United States. Women constitute 90% of Sjögren’s syndrome patients.

Topical use of artificial tears is the prevailing treatment for the dry eye symptom of the disease. Artificial tears must be used on a regular basis. Intensive oral hygiene is prescribed to prevent progressive oral problems that may develop as a result of the disease. Topical and systemic means of increasing salivary flow may provide transient relief of symptoms.

The Company believes that oral interferon alpha therapy helps to relieve the dryness associated with Sjögren’s syndrome, improves secretory function, and may effectively supplement, or be used in lieu of existing treatments. The Company has completed two 24-week Phase III clinical trials of the use of interferon alpha lozenges in the treatment of primary Sjögren’s syndrome. Results of both Phase III clinical trials demonstrate an improvement in saliva production in treated patients (see Arthritis Care & Research, 49:585-593, 2003). The studies were double-blinded, placebo-controlled tests in which a total of 497 patients were treated three times daily for 24 weeks with a lozenge containing either 150 international units (IU) of interferon alpha or a placebo. Analysis of participants who completed the trials, designated as evaluable patients, found a significant (p=0.01) increase in unstimulated whole saliva (UWS) production among the interferon alpha treated patients, as compared to those who received placebo. Increases in UWS are important to the Sjögren’s patient since UWS represents the basal salivary flow that is present over 90% of the day.

Importantly, in interferon alpha treated subjects a significant (p>0.05) correlation was seen between increases in UWS and improvement in a number of the symptoms of Sjögren’s syndrome that were assessed in the study, including oral dryness, throat dryness, nasal dryness and the ability to swallow foods. This finding suggests that patients were able to perceive a benefit of having increased salivary flow.

Because UWS was a secondary, and not the primary end point of these studies, these promising findings did not result in FDA approval. Instead, the FDA suggested that the Company sponsor an additional, large-scale Phase III study that would include UWS flow as the primary endpoint. Instead, the Company proposed a study designed to demonstrate, by biopsy, improvement at the site of disease activity, the salivary glands. The Company believes that, if successful, the salivary gland study results, along with the beneficial UWS results generated in the twin Phase III studies, would form a reasonable basis for the approval of oral interferon alpha in the treatment of Sjögren’s syndrome. Even though the FDA stated their belief that the data package would still be insufficient, the Company plans to conduct a biopsy study and, if successful, to file for marketing approval.

Oral Warts in HIV+ Patients. Oral warts are lesions in the mouth caused by the human papillomaviruses. In open-label Phase I/II clinical studies with 36 patients, complete or partial clearance of oral warts was achieved in 71% (5/7) of HIV+ subjects given interferon-a at 1500 international units (IU) per day. A double-blind, placebo-controlled Phase II study to confirm and expand these findings is planned for initiation in 2006. The Company filed with the FDA Office of Orphan Drugs and was granted (Summer 2000) orphan drug status for low dose IFNa treatment in this condition.

Behçet’s Disease. Behçet’s disease is a severe chronic relapsing inflammatory disorder marked by oral and genital ulcers, eye inflammation (uveitis) and skin lesions, as well as varying multisystem involvement including the joints, blood vessels, central nervous system, and gastrointestinal tract. The oral lesions are an invariable sign, occurring in all patients at some time in the disease. Behçet’s disease is found world-wide, and is a significant cause of partial or total disability. The US patient population has been estimated as 15,000. The Company filed with the FDA Office of Orphan Drugs and was granted (Spring 2000) orphan drug status for low dose orally administered IFNa treatment in this condition. A double-blind, placebo-controlled Phase II trial is planned for 2006.

At the end of February, 2006, Martin Cummins, Director of Regulatory and Clinical Affairs for ABI, visited Nobel Ilac Sanayii Ve Ticaret A.S. He participated in final investigatory meetings prior to the enrollment of 90 patients with Behcet’s disease in a study of interferon lozenges versus placebo. The treatment duration is 12 weeks, with completion of the study expected within a year.

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

In the earliest, reversible forms of alveolar injury, “leakiness” of the alveolar type I cells and the adjacent capillary endothelial cells occurs, causing alveolar and interstitial edema and the formation of intra alveolar hyaline membranes. With persistence of the disease, increased alveolar-capillary permeability and desquamation of intra-alveolar cells (alveolitis), mural inflammation, and interstitial fibrosis are present on biopsy. This process is also reflected in the composition of cells and enzymes recovered in BAL fluid and in cellular components present in lung biopsy tissue. The presence and severity of the disease process are spotty in distribution; a continuum of inflammatory and fibrotic changes can be found throughout the affected lung. Fibrosis follows from an organization of inflammatory exudate within the airspaces in which fibroblasts beneath the type I epithelium proliferate and increase their production of fibronectin and collagen. Death of the patient usually occurs within 4-5 years of diagnosis.

ABI’s low-dose orally administered interferon alpha is being tested as a treatment for IPF under an Advanced Technology Program Grant awarded by the State of Texas to the Texas Tech University Health Sciences Center in Lubbock. The $100,000 grant is being used by the Health Science Center to support a pilot study of 20 patients with IPF. ABI is collaborating on this research with Lorenz O. Lutherer, MD, PhD, professor, physiology, and Cynthia A. Jumper, MD, associate professor patient care, internal medicine, and is providing support in the form of study drug, data management and biostatistical analysis. A trial of low-dose, orally administered IFNα (150 IU three times daily) has shown minimal to no side effects. Subjects are evaluated with pulmonary function tests every three months and high resolution computed tomography (HRCT) at yearly intervals. Of the 9 subjects who have completed at least one year, the forced vital capacity has remained stable in 8 and the oxygen saturation after a 6-minute walk has been stable in 7 and improved in 1. One subject showing lack of progression has been followed for over 4 years and another for 2 years. The 8 subjects whose pulmonary function tests were stable showed no evidence of disease progression on HRCT scans. Most subjects who entered the study with a cough noted marked improvement within the first few weeks of treatment with corresponding increases in quality of life scores. These results strongly suggest that this regimen can prevent progression according to the criteria defined in the International Consensus Statement published by the American Thoracic Society.

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

In the previous 1997-1998 study, treatment response in PV patients was based on changes in hematocrit levels and phlebotomy requirement. Four of 7 subjects had a ≥50% reduction in phlebotomy requirement, compared to the 6 months prior to the study, and consequently were considered partial responders. Response in the ET subjects was based on changes in platelet count. One of 6 subjects experienced normalization of platelet count (complete response), 3 were unchanged and 2 experienced a progression of disease during interferon alpha lozenge therapy. No deaths or serious adverse events occurred in this study.

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

ABI has arranged to support two animal studies in influenza. In a study planned in Australia and another study planned in the USA, mice will be given oral interferon or placebo and challenged with mouse-adapted influenza virus. It is the Company’s goal to generate animal data to support the human clinical data from studies in the former Soviet Union, Bulgaria, Japan and China. In those cases, it was reported that orally or intranasally administered interferon significantly (P< 0.05) reduced the severity and duration of naturally occurring influenza, compared to placebo. With these new animal data to supplement the human data, the Company hopes to insert oral interferon into the debate as to how best to respond to an influenza pandemic.

Strategic Alliance with HBL

Hayashibara Biochemical Laboratories, Inc. (“HBL”) was established in 1970 to engage in research and development. It is a subsidiary of Hayashibara Company, Ltd., a privately-owned Japanese holding corporation with diversified subsidiaries. For more than 100 years the Hayashibara Company, Ltd. and its predecessors have been applying microbiological technology in the starch industry for the production of maltose and other sugars.

In 1981, HBL established the Fujisaki Institute to accelerate development of industrial methods for the production of biologics and to sponsor clinical trials for such products. In 1985, HBL built the Fujisaki Cell Center to support basic research. In 1987, HBL successfully accomplished the mass production of human cells in an animal host by producing human cells in hamsters. This made it possible to economically produce a natural form of human interferon alpha and other biologics. HBL also has developed and obtained patents for technology relating to the production of interferon alpha-containing lozenges by which the stability of the interferon alpha activity can be maintained for up to 24 months at room temperature and up to five years if the product is refrigerated. The Company believes that the use of such lozenges gives it advantages over competitive technologies in terms of cost, taste and ease of handling. On March 13, 1992, the Company entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the “Development Agreement”). Such Development Agreement was subsequently amended on January 17, 1996; May 10, 1996; and September 7, 2001. The current expiration date of the Development Agreement is March 12, 2008, at which time it will automatically renew for an additional three (3) years, unless the parties agree otherwise. Among other things, the Development Agreement provides the Company with a source of natural human interferon alpha for use in the Company’s interferon alpha-containing products. Additional information on the Development Agreement is set forth in footnote 4 to the Consolidated Financial Statements attached to this 10-KSB.

Strategic Alliance with Nobel

The Company signed a licensing and supply agreement in September 2004 with a leading Turkish pharmaceutical company, NOBEL ILAC SANAYII VE TICARET A.S., providing the rights to oral low-dose interferon-alpha for the treatment of Behçet’s disease in Turkey and in Azerbaijan, Bosnia & Herzegovina, Bulgaria, Croatia, Georgia, Kazakhstan, Kyrghyzstan, Macedonia, Romania, Russia, Saudi Arabia, Slovenia, Tajikistan, Turkmenistan, Uzbekistan, and Federal Republic of Yugoslavia.

The license agreement covers a territory whose population is approximately 365 million. In Turkey, where the disease is more than 600 times more prevalent than in the United States, there are from 56,000 to 259,000 people who are afflicted with the disease, according to a review published in the New England Journal of Medicine. The U.S. Food and Drug Administration (FDA) has granted Orphan Drug Designation for this product for the clinical indication of Behçet’s Disease to Amarillo Biosciences. The Orphan Drug Designation is designed to promote the development of treatments for diseases rare in the United States and provides certain marketing exclusivity incentives outlined under the Orphan Drug Act.

    Under the terms of the agreement, ABI and NOBEL will conduct Behçet’s disease studies in Turkey under an Investigating New Drug (IND) Application submitted by ABI to the U.S. FDA. U.S. FDA approval will be sought and this FDA approval will be owned by ABI, but will be used by NOBEL to seek regulatory approval in each country of the Territory.

      In 2005, the clinical protocol was developed, clinical supplies were made and packaged, and clinical investigators identified. The first patients will be enrolled in April 2006.

At the end of February 2006, Martin Cummins, Director of Regulatory and Clinical Affairs for ABI, visited Nobel. He participated in final investigatory meetings prior to the enrollment of 90 patients with Behcet’s disease in a study of interferon lozenges versus placebo. The treatment duration is 12 weeks, with completion of the study expected within a year.

Other Agreements

On October 19, 2005, ABI reached agreement with Global Kinetics of Kent, Washington to become the distributor of oral interferon in Cambodia. Global Kinetics’ sales of interferon are expected to begin in the first half of 2006. The supply agreement between ABI and Global Kinetics on dry mouth relief was terminated.

On December 29, 2005 ABI announced that it had entered into a distribution agreement with Bumimedic (M) Sdn. Bhd, a Malaysian pharmaceutical company to market ABI’s low-dose interferon (natural human IFN) in Malaysia, Singapore and Brunei. Bumimedic will apply for registration to have ABI’s natural human IFN approved for sale, following which it will commence marketing the product. The terms of the agreement call for Bumimedic to manufacture the tablets from ABI’s natural human IFN (which is supplied by Hayashibara Biochemical Laboratories), package the tablets and distribute them to local hospitals, pharmacies and clinics in Malaysia, Singapore and Brunei. Pursuant to the agreement, ABI will receive a series of payments, which will be received in three stages: upon formal execution of the distribution agreement, upon regulatory approval, and upon registration. ABI will also receive a royalty on the sale of the natural human IFN sold. This agreement was made possible through the company’s previously announced relationship with Dr. Claus Martin, President and CEO, Gessellschaft Fűr Medizinisch and Technische Investionen mbH & CoKG. (GMTI), a privately held German venture capital group.

In 2005 the Company also entered into various other licensing and supply arrangements which could serve as a source of future revenue for the Company; however, none of these arrangements are currently contributing in a significant manner to the Company’s revenue, and these arrangements are not considered by the Company’s management to be material, either individually or in the aggregate.

Publishing

A manuscript entitled “Orally Administered Interferon Alpha has Systemic Effects” was published by the American Journal of Veterinary Research, Vol. 166, 164-176, 2005.

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

Competition

The pharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition. The Company believes that its ability to compete will be dependent in large part upon its ability to continually enhance and improve its products and technologies. In order to do so, the Company must effectively utilize and expand its research and development capabilities and, once developed, expeditiously convert new technology into products and processes, which can be commercialized. Competition is based primarily on scientific and technological superiority, technical support, availability of patent protection, access to adequate capital, the ability to develop, acquire and market products and processes successfully, the ability to obtain governmental approvals and the ability to serve the particular needs of commercial customers. Corporations and institutions with greater resources than the Company may, therefore, have a significant competitive advantage. The Company’s potential competitors include entities that develop and produce therapeutic agents for treatment of human and animal disease. These include numerous public and private academic and research organizations and pharmaceutical and biotechnology companies pursuing production of, among other things, biologics from cell cultures, genetically engineered drugs and natural and chemically synthesized drugs. Almost all of these potential competitors have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources and experience than the Company. The Company’s competitors may succeed in developing products or processes that are more effective or less costly than any that may be developed by the Company, or that gain regulatory approval prior to the Company’s products. The Company also expects that the number of its competitors and potential competitors will increase as more interferon alpha products receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these competitors may be more successful than the Company in manufacturing, marketing and distributing its products. There can be no assurance that the Company will be able to compete successfully.

Government Regulation

Once a new compound has been identified in the laboratory, medicines are developed as follows:

Preclinical Testing. A pharmaceutical company conducts laboratory and animal studies to show biological activity of the compound against the targeted disease, and the compound is evaluated for safety.

Investigational New Drug Application (“IND”). After completing preclinical testing, a company files an IND with the FDA to begin to test the drug in people. The IND becomes effective if the FDA does not disapprove it within 30 days. The IND shows results of previous experiments; how, where and by whom the new studies will be conducted; the chemical structure of the compound; how it is thought to work in the body; any toxic effects found in the animal studies; and how the compound is manufactured. All clinical trials must be reviewed and approved by the Institutional Review Board (“IRB”) where the trials will be conducted. Progress reports on clinical trials must be submitted at least annually to FDA and the IRB.

Clinical Trials, Phase I. These tests involve about 20 to 80 normal, healthy volunteers. The tests study a drug’s safety profile, including the safe dosage range. The studies also determine how a drug is absorbed, distributed, metabolized and excreted as well as the duration of its action.

Clinical Trials, Phase II. In this phase, controlled trials of approximately 100 to 300 volunteer patients (people with the disease) assess a drug’s effectiveness.

Clinical Trials, Phase III. This phase usually involves 1,000 to 3,000 patients in clinics and hospitals. Physicians monitor patients closely to confirm efficacy and identify adverse events. These numbers may be modified based on the disease prevalence.

New Drug Application (“NDA”)/Biologics License Application (“BLA”). Following the completion of all three phases of clinical trials, a company analyzes all of the data and files with FDA an NDA, in the case of a drug product, or a BLA in the case of a biologic product, if the data successfully demonstrate both safety and effectiveness. The NDA/BLA contains all of the scientific information that the Company has gathered. NDA’s typically run 100,000 pages or more. By law, FDA is allowed twelve months to review a standard NDA/BLA.

Approval. Once FDA approves an NDA, the new medicine becomes available for physicians to prescribe. A company must continue to submit periodic reports to FDA, including any cases of adverse reactions and appropriate quality-control records. For some medicines, FDA requires additional trials (Phase IV) to evaluate long-term effects.

Research and Development

During the years ended December 31, 2005 and 2004, the Company incurred expenses of $187,810 and $171,043, respectively, resulting from Company-sponsored research and development activities. Research and development is expected to remain a significant component of the Company’s business. The Company has arranged for others, at their cost, to perform substantially all of its clinical research and intends to continue to do so while utilizing its staff for monitoring such research. See also ITEM 6, “MANAGEMENT’S 2006 PLAN OF OPERATIONS - Research and Development”.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company’s executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot facility rented by the Company. The building contains offices, and a small warehouse. The Company believes that the facility is inadequate and larger office space will be sought in the future.

ITEM 3. LEGAL PROCEEDINGS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company is presently traded on the OTC Bulletin Board under the symbol AMAR. The range of high and low bids as quoted on the OTC Bulletin Board for each quarter of 2005 and 2004 was as follows:

	2005		2004
Quarter	High	Low	High	Low
First	$0.58	$0.29	$0.44	$0.27
Second	0.45	0.31	0.35	0.18
Third	0.38	0.27	0.32	0.20
Fourth	0.61	0.27	0.38	0.21

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

The following shares of the Company were repurchased in 2005:

Shares repurchased from the Crowe Estate:	120 shares

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

Overview

The Company continues to engage in research and development activities focused on developing biologics for the treatment of human and animal diseases. The Company has not commenced any significant product commer-cialization and, until such time as it does, will not generate significant product revenues. The Company’s accumulated deficit has increased, from approximately $22,507,207 at December 31, 2004 to $23,132,394 at December 31, 2005. Operating losses are expected to continue for the foresee-able future and until such time as the Company is able to attain sales levels sufficient to support its operations.

In 2006 the Company will continue its research and development activities, as well as the activities necessary to develop commercial partnerships and licenses. The Company’s expenditure of financial resources in 2006 will fall princi-pally into five broad categories, as follows: Research and Development; Personnel; Consulting and Professional (except legal and accounting); Legal and Accounting; and Public Relations, Investor Relations and Shareholder Relations. The Company’s expectations and goals with respect to these categories are addressed separately below, by category.

ABI issued 37,994 unregistered shares of its voting common stock as payment for consulting services performed in 2005. Valuation of the stock granted ranged from $0.29 to $0.4467 per share which generated a value of $13,211.

Liquidity and Capital Resources

At December 31, 2005, the Company had available cash of approximately $193,515, and had a working capital deficit of approximately ($2,402,174). Assuming there is no decrease in current accounts payable, and accounting for various one-time expenses, the Company’s negative cash flow is approximately $39,000 per month. The Company’s continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company’s ability to generate sufficient cash flow to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors.

The Company will need to raise additional funds in order to fully execute its 2006 Plan. The Company is presently negotiating with human health commercial development partners in various regions of the world including the United States, South America, China and Southeast Asia. The Company believes that one or more of these agreements will be executed during 2006. These agreements could generally include provisions for the commercial partner to pay ABI a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to ABI upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for ABI. However, there can be no assurance that the Company will be successful in obtaining additional funding from human health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.Total outstanding current liabilities decreased to approximately $2.6 million at December 31, 2005, as compared to approximately $2.8 million at December 31, 2004.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements of the Company are set forth beginning on page F-1 immediately following the signature page of this report.

Critical Accounting Policies

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended by the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accounting Principles Board Opinion No. 25 and Financial Accounting Standards Board Interpretation No. 44 state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the company’s common stock on the grant date. We adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

In December 2002, the Financial Accounting Standards Board issued its Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure—an amendment of Financial Accounting Standards Board Statement No. 123.” This Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002. We did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on our operations and/or financial position.

Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. A valuation allowance of $6,989,000 has been recorded to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. Consideration of estimated future taxable income and ongoing tax planning strategies is utilized in assessing the amount needed for the valuation allowance. Based on these estimates, all deferred tax assets have been reserved. If actual results differ favorably from those estimates used, the Company might be able to realize all or part of our net deferred tax assets. Such realization could positively impact operating results and cash flows from operating activities.

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

The management of the Company is responsible for establishing and maintaining adequate internal controls over the financial reporting of the Company. The Company uses the following framework to evaluate the effectiveness of the internal controls over financial reporting:

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer, who is also currently the Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management has concluded that internal control over financial reporting was effective as of December 31, 2005. The Company’s accounting firm has not issued an attestation report on the management’s assessment of the Company’s internal controls. No material changes to the Company’s internal controls were made in 2005 and no material weaknesses in such controls were found.

ITEM 8B. OTHER INFORMATION.

The matters disclosed under PART II, ITEM 5, regarding private placements by the Company of its securities during 2005, were required to be reported in one or more Form 8-Ks during 2005, but were not so reported. All such matters required to be reported on Forms 8-K during 2005 have been included in ITEM 5 of this Form 10KSB.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

As of December 31, 2005, the directors and executive officers of the Company were as follows:
Name	Age	Position
Joseph Cummins, DVM, PhD (1)(3)	63	Chairman of the Board, President,
		Chief Executive Officer, Chief
		Financial Officer and Director
Stephen Chen, PhD (2)(4)	56	Director
Katsuaki Hayashibara (3)(4)(5)	61	Director
Dennis Moore, DVM (1)(4)(5)	59	Director
James Page, MD (1)(2)(5)	78	Director

The following is not an executive officer, but is expected by the Company to make a significant contribution to the business:
Martin J Cummins	38	Director of Clinical & Regulatory Affairs

(1)	Member of the Executive Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Finance Committee.
(4)	Member of the Audit Committee.
(5)	Member of the Stock Option Plans Administration Committee

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

The Company’s directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. Directors are reimbursed for any out-of-pocket expenses in connection with their attendance at meetings. In the event of the voluntary termination of a recipient’s association with the Company as a director, the options must be exercised within 90 days after such termination, and in the event they are not so exercised, will lapse.

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

Code of Ethics

The Company’s Code of Ethics may be found on the Company’s website, www.amarbio.com.

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires directors and officers of the Company and persons who own more than 10 percent of the Company’s common stock to file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of the common stock. Directors, officers and more than 10 percent shareholders are required by the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge based solely on a review of the copies of such reports furnished to the Company, all filings applicable to its directors, officers and more than 10% beneficial owners were timely filed.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth for the three years ended December 31, 2005 compensation paid by the Company to its Chairman of the Board, President and Chief Executive Officer. None of the Company’s other executive officers had annual salary and bonus in excess of $100,000 for services rendered during any of the three years ended December 31, 2005.

Summary Compensation Table
			Annual Compensation		Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Compensation	Securities Underlying Options
Dr. Joseph M. Cummins, Chairman of the Board, President and Chief Executive Officer	2005	$ 177,000	$ -	$ -	600,000
	2004	$ 74,716	$ -	$ -	650,000
	2003	$ 103,779	$ -	$ -	490,000

Option Grants in 2005

The following table sets forth certain information relating to options granted in 2005 to the executive officers named above, to purchase shares of common stock of the Company.

Name	Number of Shares of Common Stock Underlying Options Granted (#)	% of Total Options Granted to Employees in 2005	Exercise or Base Price ($/Sh)	Expiration Date
Joseph M. Cummins	100,000	7.7%	$0.40 (1)	02/25/2010
	500,000	38.5%	$0.30 (1)	08/22/2010
(1)	The fair market value of the common stock on the date of the grant.

Aggregated Option Exercises at December 31, 2005
And Year-End Option Values

The following table sets forth information for the executive officers named above, regarding the exercise of options during 2005 and unexercised options held at the end of 2005.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares of Common Stock Underlying Unexercised Options at December 31, 2005 (#) Exercisable/Unexercisable		Value of Unexercised In-The-Money Options at December 31, 2005 ($) (1) Exercisable/Unexercisable
Joseph Cummins	--	--	1,788,486	None	$769,049	None
(1)	Calculated based on the closing price of the common stock ($0.43) as reported by OTC BB on December 30, 2005.

Director Compensation for Last Fiscal Year

	Cash Compensation		Stock Options
Name	Meeting Fees (1)	Consulting Fees (2)	Number of Securities Underlying Options
Stephen Chen, PhD	$ --	$ --	600,000
Katsuaki Hayashibara	--	--	600,000
Dennis Moore, DVM	--	--	600,000
James Page, MD	--	--	600,000
(1)   Directors do not receive compensation for attendance at directors’ meetings.
(2)	Directors may receive up to $1,200 per day, prorated for partial days, for employment on special projects or assignments.

There are no employment agreements with any of the executives of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2005, there were 19,801,990 shares of the Company’s common stock outstanding. The following table sets forth as of December 31, 2005, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class Owned
Hayashibara Biochemical Laboratories, Inc.
2-3 Shimoishii 1-chome
Okayama 700, Japan	3,290,781	17%

The following table sets forth the beneficial ownership of the Company’s stock as of December 31, 2005 by each executive officer and director and by all executive officers and directors as a group:
Name and Address of Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned
Joseph Cummins 2122 Harrison Amarillo, TX 79109	2,025,032[1]	9.4%
Dennis Moore 402 Fish Hatchery Hamilton, MT 59840	864,299[2]	4.2%
Katsuaki Hayashibara 2-3, Shimoishii, 1-chome Okayama, 700 Japan	912,365[3]	4.4%
Stephen Chen Floor 7-1, No. 18 Xin Yi Road, Sec. 5 Taipei, Taiwan	864,125[4]	4.2%
James Page 103 Clubhouse Lane, #182 Naples, FL 34105	864,125[5]	4.2%
Total Group (all directors and executive officers - 5 persons)	5,529,946	22.2%

1 1,788,486 of these shares are exercisable options
2 814,125 of these shares are exercisable options
3 864,125 of these shares are exercisable options
4 814,125 of these shares are exercisable options
5 864,125 of these shares are exercisable options

Employee Stock Option Plan

The Company has an employee stock option plan entitled the 1996 Employee Stock Option Plan, which has been approved by the shareholders of the Company, and which was amended and restated effective September 12, 1998, and May 11, 1999, both of said amendments and restatements also having been approved by the shareholders of the Company. 590,000 shares of the Company’s common stock are reserved for issuance under said Employee Stock Option Plan; however, none of such options are currently outstanding to employees of the Company. Options granted in prior years under the Employee Stock Option Plan have either lapsed, or have been exercised in full, or have been returned to the Company in exchange for non-qualified stock options. However, the Company may grant qualified stock options to employees under the Employee Stock Option Plan from time to time in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has relied significantly on HBL, the largest shareholder of the Company, for a substantial portion of its capital requirements. Pursuant to the Development Agreement described at Item 1 of Part 1 above, HBL advanced $9,000,000 for funding of research. In addition, HBL has purchased substantial amounts of the Company’s common stock from time to time, to the point where it now owns 17% of the issued and outstanding shares of common stock of the Company. HBL loaned $1 million to the Company on November 30, 1999 and an additional $1 million on February 29, 2000, both loans bearing interest at 4.5% per annum. The November 30, 1999 loan has been extended until December 2006 and the February 29, 2000 loan has been extended to February 29, 2007. The aggregate balance on both notes at December 31, 2005, including principal and accrued interest, was $2,510,701. In addition to the above, HBL and the Company are parties to various license and manufacturing and supply agreements pursuant to which the Company licenses certain technology to or from HBL. HBL supplies formulations of its interferon alpha and other products to the Company.

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

ITEM 13. EXHIBITS

EXHIBIT INDEX

3.1†	Restated Articles of Incorporation of the Company, dated June 22, 1999.
3.3*	Bylaws of the Company.
4.1*	Specimen Common Stock Certificate.
4.2*	Form of Underwriter's Warrant.
10.2*	License Agreement dated as of March 22, 1988 between the Company and The Texas A&M University System.
10.5*	Joint Development and Manufacturing/Supply Agreement dated March 13, 1992 between the Company and HBL, as amended.
10.7*	Japan Animal Health License Agreement dated January 20, 1993 between the Company and HBL.
10.11*	Manufacturing/Supply Agreement dated June 1, 1994 between the Company and HBL.
10.12*	Settlement Agreement dated April 27, 1995 among the Company, ISI, Pharma Pacific Management Pty. Ltd. ("PPM"), Pharma Pacific Pty. Ltd., Pharma Pacific Ltd. and Fernz Corporation Limited.
10.14*	PPM/ACC Sublicense Agreement dated April 27, 1995 between PPM and the Company.
10.18*	Form of Consulting Agreement between the Company and the Underwriter.
10.20†	1996 Employee Stock Option Plan, Amended and Restated as of May 11, 1999.
10.21†	Outside Director and Advisor Stock Option Plan, Amended and Restated as of May 11, 1999.
10.22*	Form of Indemnification Agreement between the Company and officers and directors of the Company.
10.23*	Indemnification Agreement between HBL and the Company.
10.26**	License Agreement dated July 22, 1997 between Hoffmann-La Roche, Inc. and the Company.
10.27**	Distribution Agreement dated January 12, 1998 between Global Damon Pharmaceutical and the Company.
10.28**	Distribution Agreement dated September 17, 1997 between HBL and the Company (tumor necrosis factor-alpha).
10.29**	Distribution Agreement dated September 17, 1997 between HBL and the Company (interferon gamma).
10.30***	Amendment No. 1 dated September 28, 1998 to License Agreement of March 22, 1988 between The Texas A&M University System and the Company.
10.36††	License Agreement dated February 1, 2000 between Molecular Medicine Research Institute and the Company (interferon gamma administered orally).

10.37†† [a]	License and Supply Agreement dated April 3, 2000 with Key Oncologics (Pty) Ltd. and the Company.
10.38††	Amendment No. 1 dated April 4, 2000, to Interferon Gamma Distribution Agreement dated September 17, 1997 between HBL and the Company (interferon gamma).
10.39†† [a]	License and Supply Agreement dated April 25, 2000 between Biopharm for Scientific Research and Drug Industry Development and the Company.
10.40†† [a]	Sales Agreement dated May 5, 2000 between Wilke Resources, Inc. and the Company.
10.41††	Engagement Agreement dated September 26, 2000 between Hunter Wise Financial Group, LLC and the Company.
10.42†† [a]	Supply Agreement (Anhydrous Crystalline Maltose) dated October 13, 2000 between Hayashibara Biochemical Laboratories, Inc. and the Company.
10.43†† [a]	Supply Agreement dated December 11, 2000 between Natrol, Inc. and the Company.
10.44††† [a]	License Agreement dated September 7, 2001 between Atrix Laboratories, Inc. and the Company.
10.45†††† [a]	Supply Agreement dated June 20, 2004 between Global Kinetics, Inc. and the Company.
10.46†††† [a]	License and Supply Agreement dated September 13, 2004 between Nobel ILAC SANAYII VE TICARET A.S. and the Company.
10.47 [a]	License and Supply Agreement dated October 19, 2005 between Global Kinetics, Inc. and the Company.
10.48 [a]	License and Supply Agreement dated January 18, 2006, between Bumimedic (Malaysia) SDN. BHD., and the Company.
21.	Subsidiaries of the Company. The following sets forth the name and jurisdiction of incorporation of each subsidiary of the Company. All of such subsidiaries are wholly-owned by the Company.
	Name	Jurisdiction of Incorporation
	Vanguard Biosciences, Inc.	Texas
	Veldona Africa, Inc.	Texas
	Veldona Poland, Inc.	Texas
	ABI Taiwan, Inc.	Texas
	Amarillo Cell of Canada, Inc.	Texas

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
† The Exhibit is incorporated by reference to the Company's Report on Form 10-QSB for the quarterly period ended June 30, 1999, filed with the Commission on August 12, 1999 and subsequently amended on September 13, 1999.
†† The Exhibit is incorporated by reference to the Company's 2000 Annual Report on Form 10-KSB filed with the Commission on or before April 16, 2001.
††† The Exhibit is incorporated by reference to the Company's Report on Form 8-K filed with the Commission on September 24, 2001.
†††† The Exhibit is incorporated by reference to the Company's 2004 Annual Report on Form 10-KSB filed with the Commission on or before April 15, 2005.
aPortions of this exhibit have been omitted and filed separately with the commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following summarizes the fees incurred by the Company during 2004 and 2005 for accountant and related services.

Audit Fees
		2005	2004
	Malone & Bailey, PLLC		$15,000
	Lopez, Blevins, Bork & Assoc. LLP	$17,875	$ 3,500

Audit-Related Fees
		2005	2004
	Johnson & Sheldon	$465	$575

Tax Fees
		2005	2004
	Johnson & Sheldon	$2,750	$2,100

All Other Fees

None.

Accountant Approval Policy

Before an accountant is engaged by the Company to perform audit or non-audit services, the accountant must be approved by the Company’s Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARILLO BIOSCIENCES, INC.
Date: January 3, 2007	By: /s/ Joseph M. Cummins Joseph M. Cummins, Chairman of the Board, President, and Chief Executive Officer
Date: January 3, 2007	By: /s/ Gary Coy Gary Coy, Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Joseph M. Cummins	Chairman of the Board, President, Director and Chief Executive Officer	January 3, 2007
Joseph M. Cummins
/s/ Stephen T. Chen	Director	January 3, 2007
Stephen T. Chen
/s/ James A. Page	Director	January 3, 2007
James A. Page
/s/ Dennis Moore	Director	January 3, 2007
Dennis Moore
Thomas D'Alonzo	Director
Thomas Ulie	Director

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

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to execute its 2006 Plan raise substantial doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 1.) The 2005 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LOPEZ, BLEVINS, BORK & ASSOCIATES, LLP
Houston, Texas
March 27, 2006

Amarillo Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2005

Assets
Current assets:
Cash	$193,315
Other current assets	2,788
Total current assets	196,103
Equipment, net	725
Patents, net of accumulated amortization of $191,789	118,907
Total assets	$315,735

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$41,513
Accrued interest expense	510,701
Notes payable, including notes payable to stockholder	2,093,500
Total current liabilities	2,645,714
Total Liabilities	2,645,714

Commitments and contingencies
Stockholders' deficit
Preferred stock, $.01 par value:
Authorized shares - 10,000,000
Issued shares - none	-
Common stock, $.01par value:
Authorized shares - 50,000,000
Issued shares - 19,801,870	198,019
Additional paid-in capital	20,648,219
Accumulated deficit	(23,176,217)
Total stockholders' deficit	(2,329,979)
Total liabilities and stockholder's deficit	$315,735

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Amarillo Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years ended December 31,
	2005	2004

Revenues:
Dietary supplement sales	$42,730	$35,899
Interferon sales	-	9,490
Federal research grant	44,349	-
Royalty revenue	67,486	-
Other	-	6,117
Total Revenues	154,565	51,506

Expenses:
Cost of sales	22,456	14,949
Research and development expenses	187,810	171,043
Selling, general and administrative expenses	492,659	362,388
Interest expense	120,651	98,331
Total Expenses	823,576	646,711

Net income (loss)	$(669,011)	$(595,205)

Basic and diluted net income (loss) per share	$(0.04)	$(0.05)

Weighted average shares outstanding	16,495,678	12,446,690

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Amarillo Biosciences, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
Years Ended December 31, 2005 and 2004

		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Issuance Price	Shares	Amount

Balance at December 31, 2003		11,060,017	$110,600	$19,279,417	$(21,912,001)	$(2,521,984)

Net loss for year ended December 31, 2004		-	-	-	(595,205)	(595,205)
Issuance of common stock for services	0.2033-0.350	47,380	474	13,486	-	13,960
Issuance of common stock for cash in private placements	0.10-0.13	2,576,385	25,764	245,166	-	270,930
Issuance of common stock for debt	0.37	100,000	1,000	36,000	-	37,000
Exercise of options for service	0.20-0.21	450,000	4,500	87,500	-	92,000
Exercise of options for cash	0.06	151,514	1,515	7,576	-	9,091
Balance at December 31, 2004		14,385,296	143,853	19,669,145	(22,507,206)	(2,694,208)

Net loss for year ended December 31, 2005		-	-	-	(669,011)	(669,011)
Issuance of common stock for services	0.29-0.4467	37,994	380	12,832	-	13,212
Issuance of common stock for cash in private placements	0.20-0.22	4,928,700	49,287	800,702	-	849,989
Exercise of options for service	0.32-0.35	450,000	4,500	145,500	-	150,000
Issuance of warrants in connection with debt		-	-	20,105	-	20,105
Purchase and retirement of common stock	0.55	(120)	(1)	(65)		(66)
Balance at December 31, 2005		19,801,870	$198,019	$20,648,219	$(23,176,217)	$(2,329,979)

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Amarillo Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31,
Operating Activities	2005	2004
Net income (loss)	$(669,011)	$(595,205)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	12,439	29,041
Common stock issued for services	150,712	105,960
Issuance of warrants in connection with debt	20,105
Changes in operating assets and liabilities:
Other current assets	(1,953)	4,737
Accounts payable	(120,381)	18,490
Accrued expenses	(47,302)	108,925
Net cash used in operating activities	(655,391)	(328,052)

Investing Activities
Patents	-	(3,486)
Net cash provided by (used in) investing activities	-	(3,486)

Financing Activities
Proceeds from notes payable	-	20,000
Proceeds from excersise of options	12,500	-
Repayments of notes payable	(20,000)	(10,500)
Purchase and retirement of common stock	(66)	-
Issuance of common stock	849,989	317,021
Net cash provided by financing activities	842,423	326,521
Net increase (decrease) in cash	187,032	(5,017)
Cash at beginning of period	6,283	11,300
Cash at end of period	$193,315	$6,283

Supplemental Cash Flow Information
Cash paid for interest	$36,967	$5,542

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

The Company has been dependent upon financing from its stockholders. The Company’s activities have been financed primarily through the issuance of common stock, and under an agreement with a major stockholder, and its initial public offering.

The Company’s 2006 Plan of Operations calls for the Company to expend approximately $5 million in 2006. At December 31, 2005, the Company had available cash of $193,315 and negative working capital of approximately ($2,402,174). The Company’s continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company’s ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to execute its 2006 Plan. The Company is presently negotiating with human health commercial development partners in various regions of the world including the United States, China, South America and Southeast Asia. The Company believes that one or more of these agreements will be executed during 2006. These agreements could generally include provisions for the commercial partner to pay ABI a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to ABI upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for ABI. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

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

Recent Accounting Pronouncements

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company adopted SFAS 123R commencing in the third quarter of the fiscal year ending December 31, 2005. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R.

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

The Company was awarded a research grant in May 2005 by the National Institute of Health, Small Business Innovation Research Program (“NIH”). The funded research has been subcontracted to Ohio State University (“OSU”) by the Company. Revenue is recognized by the Company as earned and collectability is reasonably assured. Revenue is earned under the grant with NIH as qualified research costs are incurred. Costs are recognized by the Company on an ongoing basis as incurred by OSU and invoiced to the Company.

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

	For the Year Ended December 31,
	2005	2004
Net loss, as reported	$(625,186)	$(595,205)
Less: stock based compensation determined under fair value based method	$(984,339)	$(360,199)
Pro forma net loss	$(1,609,525)	$(955,404)
Basic and diluted net loss per share
As reported	$(0.04)	$(0.05)
Pro forma	$(0.10)	$(0.08)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 141.0%, risk-free interest rate of 1.5% and expected life of 60 months.

The Company also issues stock options to outside directors, consultants, and scientific advisors in exchange for services. The Company accounts for stock options issued to third parties for services under the provisions of FASB Statement No. 123, accounting for stock based compensation, using the same accounting policy, methods and assumptions used for accounting for stock options issued to employees.

Basic and Diluted Net Loss Per Share

Net loss per share is based on the number of weighted average shares outstanding. The effect of warrants and options outstanding (see Notes 7 and 8) is anti-dilutive.

Amarillo Biosciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005
2. Equipment

Equipment is stated at cost and consists of the following:

December 31, 2005
Furniture and equipment	$54,011
54,011
Less accumulated depreciation	53,286
$725

Depreciation expense amounted to $60 and $1,667 for the years ended December 31, 2005 and 2004, respectively.

3. Notes Payable

The Company had a loan agreement with HBL (July 22, 1999), which called for HBL to loan the Company $3,000,000 to be advanced in three installments. One of these 3 notes was converted into stock as shown below. The annual interest rate on unpaid principal from the date of each respective advance was 4 ½%, with accrued interest being payable at the maturity of the note. $1,000,000 was payable on or before December 3, 2005, or on or before the expiration of one (1) year after approval of the Company’s product by the FDA, whichever occurs first. This note has been extended and is payable on or before December 3, 2006, or on or before the expiration of one (1) year after approval of the Company's product by the FDA, whichever occurs first. The other $1,000,000 is due on or before February 29, 2007, or on or before the expiration of one year after approval of the Company’s product by the FDA, whichever occurs first.

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

The Company has secured a line of credit for up to $10,000 from it’s bank Wells Fargo. This line is used from time to time for purchases.

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

The Company has two stock option plans: the 1996 Employee Stock Option Plan (Employee Plan) and the Outside Director and Advisor Stock Option Plan (Director Plan). The Employee Plan has authorized the grant of options to employees for up to 590,000 shares of the Company’s common stock. All options granted have five to ten year terms and become exercisable over a four to five year period. The option price is equal to 100% to 110% of the fair value of the common stock on the date of grant depending on the percentage of common stock owned by the optionee on the grant date. The Director Plan allows options to purchase a maximum of 410,000 shares of the Company's common stock to be granted to outside directors and scientific advisors to the Company at an exercise price equivalent to 100% of the fair market value of the common stock on the date of grant. These are ten-year options and become exercisable over a period of five years. During 2005 and 2004 the Company did not recognize any expense for stock options issued to directors, consultants, and scientific advisors.

A summary of the Company's stock option activity and related information for the year ended December 31, is as follows:

Amarillo Biosciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005

	2005		2004
	Options	Price	Options	Price
Outstanding Beg of Year	2,925,862	0.41	2,071,688	0.54
Granted	3,920,000	0.31	1,500,000	0.25
Cancelled	-		(494,312)	1.12
Exercised	-		(151,514)	0.06
Outstanding End of Year	6,845,862	0.31	2,925,862	0.41
Exercisable End of Year	6,845,862	0.31	2,925,862	0.41

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

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company’s deferred tax asset of approximately $6,989,000 and $6,660,000 at December 31, 2005 and 2004 respectively, was subject to a valuation allowance of $6,989,000 and $6,660,000 at December 31, 2005 and 2004 respectively, because of uncertainty regarding the Company’s ability to realize future tax benefits associated with the deferred tax assets. Deferred tax assets were comprised primarily of net operating loss carryovers under the cash method of accounting used by the Company for federal income tax reporting.

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

12. Related Party Transactions

The Company has relied significantly on HBL, the largest shareholder of the Company, for a substantial portion of its capital requirements. Pursuant to the Development Agreement described at Item 1 of Part 1 above, HBL advanced $9,000,000 for funding of research. In addition, HBL has purchased substantial amounts of the Company’s common stock from time to time, to the point where it now owns 17% of the issued and outstanding shares of common stock of the Company. HBL loaned $1 million to the Company on November 30, 1999 and an additional $1 million on February 29, 2000, both loans bearing interest at 4.5% per annum. The November 30, 1999 loan has been extended until December 2006 and extension of the February 29, 2000 loan is under discussion. The aggregate balance on both notes at December 31, 2005, including principal and accrued interest, was $2,510,701. In addition to the above, HBL and the Company are parties to various license and manufacturing and supply agreements pursuant to which the Company licenses certain technology to or from HBL. HBL supplies formulations of its interferon alpha and other products to the Company at contractual prices. During 2005 and 2004 the Company purchased $2,410 and $4,760 of interferon alpha and other products from HBL, respectively. At December 31, 2005 and 2004 the Company did not have any outstanding amounts owed to HBL for purchases of interferon alpha or other products.

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