Form 10KSB
period 2006-12-31
AMARILLO BIOSCIENCES INC
filed 2007-03-26
CIK 1014763

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-KSB
(Mark One)
[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the Fiscal Year Ended December 31, 2006

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] Commission File Number 0-20791
AMARILLO BIOSCIENCES, INC. (Name of small business issuer in its charter)
	Texas (State of other jurisdiction of incorporation or organization)	75-1974352 (I.R.S. Employer Identification No.)
	4134 Business Park Drive, Amarillo, Texas (Address of principal executive offices)	79110-4225 (Zip Code)
Issuer’s telephone number, including area code: (806) 376-1741
Securities registered under Section 12(b) of the Exchange Act:
None.
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par Value $.01

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12(b)(2) of the Exchange Act). Yes No

Revenues for its most recent fiscal year were $133,942.

As of December 31, 2006, there were outstanding 24,476,767 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the OTC BB.AMAR) was approximately $12,799,970.

PART I

The following contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in “Management’s 2007 Plan of Operations” as well as those discussed elsewhere in this Form 10-KSB. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS.

General

Amarillo Biosciences, Inc. (the “Company” or “ABI”), a Texas corporation formed in 1984, is engaged in developing biologics for the treatment of human and animal diseases. The Company is currently focusing its research on human health indications for the use of low-dose orally administered natural human interferon alpha, particularly for Behcet’s disease and oral warts in HIV+ patients. The Company believes that significant worldwide opportunities exist for the development of low-dose orally administered natural interferon alpha as a cost-effective, non-toxic, efficacious alternative to the treatment of diseases by injection of high doses of interferon alpha. In addition, the Company believes that low-dose orally administered natural human interferon alpha will be an effective treatment for diseases or conditions for which current therapies are inadequate.

The Company owns or licenses 12 issued United States patents relating to the use or composition of low-dose oral natural interferon alpha and one patent on the dose formulation of our dietary supplement. Since 1992, the Company has filed with the U.S. Food and Drug Administration (“FDA”), and there now are in effect, seven Investigational New Drug (“IND”) Applications covering indicated uses for low-dose oral interferon alpha, including treatment of Behcet’s disease, Sjogren’s syndrome, idiopathic pulmonary fibrosis and oral warts in HIV+ patients.

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

The Company has six full-time employees. The Company makes extensive use of consultants in business and research and development. Governmental or FDA approval is required on the Company’s principal products. The Company’s progress toward approval is discussed under each specific indication, below.

Human Health Applications

Sjogren’s Syndrome. Sjogren’s syndrome is a chronic autoimmune disorder characterized by dryness of the eyes and mouth. It can exist as a primary disorder or in association with other autoimmune diseases such as rheumatoid arthritis, systemic lupus erythematosus and scleroderma. Patients with primary Sjogren’s syndrome may have clinical signs such as rash, arthritis, pneumonitis and nephritis. Typical symptoms include the sensation of burning in the eyes, difficulty swallowing, painful throat, fatigue and dryness of the mouth, skin, nose and vagina. Oral candidiasis (a fungal infection of the mouth) may also arise as a result of reduced saliva flow. Although Sjogren’s syndrome is not life threatening, it can cause extreme discomfort and seriously impair quality of life.

The Sjogren’s Syndrome Foundation, Inc. estimates that there are approximately two to four million people in the United States who suffer from Sjogren’s syndrome. The Company believes that the incidence of Sjogren’s syndrome worldwide is similar to its incidence in the United States. Women constitute 90% of Sjogren’s syndrome patients.

Topical use of artificial tears is the prevailing treatment for the dry eye symptom of the disease. Artificial tears must be used on a regular basis. Intensive oral hygiene is prescribed to prevent progressive oral problems that may develop as a result of the disease. Topical and systemic means of increasing salivary flow may provide transient relief of symptoms.

The Company believes that oral interferon alpha therapy helps to relieve the dryness associated with Sjogren’s syndrome, improves secretory function, and may effectively supplement, or be used in lieu of existing treatments. The Company has completed two 24-week Phase III clinical trials of the use of interferon alpha lozenges in the treatment of primary Sjogren’s syndrome. Results of both Phase III clinical trials demonstrate an improvement in saliva production in treated patients (see Arthritis Care & Research, 49:585-593, 2003). The studies were double-blinded, placebo-controlled tests in which a total of 497 patients were treated three times daily for 24 weeks with a lozenge containing either 150 international units (IU) of interferon alpha or a placebo. Analysis of participants who completed the trials, designated as evaluable patients, found a significant (p=0.01) increase in unstimulated whole saliva (UWS) production among the interferon alpha treated patients, as compared to those who received placebo. Increases in UWS are important to the Sjogren’s patient since UWS represents the basal salivary flow that is present over 90% of the day.

Importantly, in interferon alpha treated subjects a significant (p>0.05) correlation was seen between increases in UWS and improvement in a number of the symptoms of Sjogren’s syndrome that were assessed in the study, including oral dryness, throat dryness, nasal dryness and the ability to swallow foods. This finding suggests that patients were able to perceive a benefit of having increased salivary flow.

Because UWS was a secondary, and not the primary end point of these studies, these promising findings did not result in FDA approval. Instead, the FDA suggested that the Company sponsor an additional, large-scale Phase III study that would include UWS flow as the primary endpoint.

The Company proposes to start a study designed to demonstrate, by biopsy, improvement at the site of disease activity, the salivary glands. The biopsy study will be useful in establishing UWS as a surrogate marker for disease activity and in providing insight into the mechanism of action of orally administered interferon-alpha. The start date for the study has not been established yet.

Oral Warts in HIV+ Patients. Oral warts are lesions in the mouth caused by the human papillomaviruses. In open-label Phase I/II clinical studies with 36 patients, complete or partial clearance of oral warts was achieved in 71% (5/7) of HIV+ subjects given interferon-a at 1500 international units (IU) per day. A double-blind, placebo-controlled Phase II study to confirm and expand these findings is ongoing at six clinical sites in the USA. The Company filed with the FDA Office of Orphan Drugs and was granted (Summer 2000) orphan drug status for low dose IFNa treatment in this condition.

Behcet’s Disease. Behcet’s disease is a severe chronic relapsing inflammatory disorder marked by oral and genital ulcers, eye inflammation (uveitis) and skin lesions, as well as varying multisystem involvement including the joints, blood vessels, central nervous system, and gastrointestinal tract. The oral lesions are an invariable sign, occurring in all patients at some time in the disease. Behcet’s disease is found world-wide, and is a significant cause of partial or total disability. The US patient population has been estimated as 15,000. The Company filed with the FDA Office of Orphan Drugs and was granted (Spring 2000) orphan drug status for low dose orally administered IFNa treatment in this condition. A double-blind, placebo-controlled Phase II trial is ongoing in Turkey.

At the end of February, 2006, Martin Cummins, Vice President of Regulatory and Clinical Affairs for ABI, visited Nobel Ilac Sanayii Ve Ticaret A.S, ABI’s licensee in Turkey. He conducted in study initiation meetings with the clinical investigators prior to the commencement of enrollment of 90 patients with Behcet’s disease in a study of interferon lozenges versus placebo. The treatment duration is 12 weeks, with completion of the study expected within calendar year 2007. At the time of this document’s preparation, 58 of 90 patients have been enrolled.

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

Oral interferon has been tested by Dr. Lorenz Lutherer at Texas Tech University Health Science Center in Lubbock for the treatment of patients with IPF. This IPF study was funded by a grant from the State of Texas, and the first patient was enrolled over five years ago. Eighteen subjects were enrolled and given 150 IU of interferon three times daily. The subjects were evaluated with pulmonary function tests quarterly and chest x-rays and high resolution computed tomography (HRCT) annually.

On March 3, 2006 in Atlanta at the Regional Annual Meeting of the Southern Society for Clinical Investigations, Dr. Lutherer concluded the following:
1)  Treatment with low-dose, oral interferon was tolerated by patients without side effects.
2)  Retrospective data suggest that this treatment leads to a rapid and significant reduction in the cough associated with IPF, resulting in improved quality of life.
3)  All subjects had severely compromised lung function on study entry. Most of the ten subjects treated for a 12-month period had stable or minimally progressive disease.
4)  Each of the subjects served as their own control and there was no placebo control group for comparison. Given the well-documented rapid rate of progression and the short life expectancy after diagnosis, stability over this long period of time in this high percentage of subjects strongly suggests efficacy of oral interferon.
5)  Treatment with low-dose, orally administered interferon may be a safe, inexpensive and non-invasive way to prevent or decrease the rate of further deterioration of lung function.

In collaboration with Dr. Lutherer, the Company applied for an NIH grant in December 2006 to fund a phase II study for oral interferon treatment of IPF-related chronic coughing. A funding decision is expected in the second quarter of 2007.

Influenza. Warnings have been issued that the avian influenza virus presently killing animals and people in Asia may become the new strain of pandemic flu, which could potentially kill millions of people. These warnings have sparked renewed interest in ways to treat or prevent influenza. Clinical observations from thousands of influenza patients in Russia, Ukraine, Bulgaria, China, and Japan indicate significant clinical benefits to patients intranasally given low-dose (a few hundred to 10,000 units) interferon during natural outbreaks of influenza. In contrast, in experimental influenza virus challenge studies with human volunteers, those volunteers given 800,000 to 70 million units of interferon by intranasal delivery did not experience a clinical benefit. Data generated using low dose interferon was rejected by Western scientists because of the impure nature of the interferon used in early studies and because the low dose interferon did not seem to make any sense. Recent animal studies funded by the Company suggest that the subject of low dose interferon for influenza should be revisited. Both intranasal and oral administration of low-dose interferon deliver interferon to the same receptors in the oropharyngeal cavity. Low-dose oral interferon may represent an inexpensive, safe way to modulate the immune system during, or before, influenza infection.

Dr. Manfred Beilharz, the Head of the 2005 Nobel Prize-winning Department of Microbiology and Immunology at the University of Western Australia, recently completed animal studies of influenza prophylaxis using oral interferon. Mice treated with 100 IU of oral interferon per day before and after a lethal influenza challenge survived compared to placebo-treated mice. Animal studies by Dr. Troy Randall of the Trudeau Institute found similar results. ABI’s partner in Taiwan, CytoPharm, will fund and start a human Phase II study of oral interferon treatment of influenza in 2007.

Bone Marrow Disorders. ABI sponsored a test of low dose oral interferon alpha in patients with rare bone marrow proliferative disorders at the University of Texas MD Anderson Cancer Center in Houston, TX. Patients with either polycythemia vera (PV) or essential thrombocythemia (ET) were eligible to participate. The goal was to explore low dose oral interferon alpha daily as a means of reducing the elevated blood counts observed in such patients, with the hope of reversing the bothersome symptoms associated with these disorders. This study was predicated on positive data obtained from an earlier study.

PV and ET are stem cell disorders considered to be incurable. Treatment efforts strive to reduce clotting events in ET patients, who are at high-risk for thrombosis due to their elevated platelet count. All patients with PV require phlebotomy (drawing blood), because of elevated hematocrit levels (the concentration of red blood cells). This maneuver prolongs survival by decreasing, but not abolishing, the risk of thrombosis.

In a previous study sponsored by the Company at the Mayo Clinic in Rochester, MN, 4 of 7 PV subjects given oral interferon alpha had a ≥50% reduction in phlebotomy requirement, compared to the 6 months prior to the study, and consequently were considered partial responders. One of 6 ET subjects given oral interferon alpha experienced normalization of platelet count, a complete response. No serious adverse events occurred in this previous study.

A total of 14 patients (8 PV, 6 ET) were given oral interferon-alpha in the current study for a median time of 3 months (range 2.5 to 6). No deaths, serious adverse events or significant increases in abnormal blood counts were observed, further demonstrating the safety of this therapy. However, the positive results noted in the previous trial were not confirmed as none of the current patients experienced a significant decrease in their abnormal blood counts. The study was closed in the 4th quarter of 2006.

Chronic Hepatitis B. Approximately 2 billion people are infected with hepatitis B virus worldwide with more than 350 million having lifelong chronic hepatitis B infection. Chronic hepatitis B causes cirrhosis and liver cancer and kills approximately one million people each year. The disease can be quite severe and long lasting for those that recover. Vaccination for chronic hepatitis B is 95% effective. Hepatitis B is transmitted by contact with blood or body fluids (sexual contact) of infected people. Infections may also be transmitted from mother to child. Chronic hepatitis B is currently treated with antivirals (lamivudine, entecavir and adefovir dipivoxil) and immunomodulators (injectable pegylated interferons). Side effects of injectable pegylated interferons are common and often severe. Chronic hepatitis B requires long term treatment. Lamivudine resistance develops in approximately 24% of patients after one year and 67% after four years.

AMAR conducted a Phase 2 hepatitis B study in Poland where the incidence of the disease is high. Hepatitis Be antigen seroconversion occurred in 52% of the patients treated with AMAR’s low-dose oral interferon-alpha. Seroconversion indicates that there is no evidence of hepatitis B in the blood. Side effects for AMAR’s low-dose oral interferon are low compared with the common and often severe side effects of high dose injectable interferon.

AMAR’s partner in Taiwan, CytoPharm, will start a study of oral interferon treatment of chronic hepatitis B in 2007.

 Strategic Alliance with HBL

Hayashibara Biochemical Laboratories, Inc. (“HBL”) was established in 1970 to engage in research and development. It is a subsidiary of Hayashibara Company, Ltd., a privately-owned Japanese holding corporation with diversified subsidiaries. For more than 130 years the Hayashibara Company, Ltd. and its predecessors have been applying microbiological technology in the starch industry for the production of maltose and other sugars.

In 1981, HBL established the Fujisaki Institute to accelerate development of industrial methods for the production of biologics and to sponsor clinical trials for such products. In 1985, HBL built the Fujisaki Cell Center to support basic research. In 1987, HBL successfully accomplished the mass production of human cells in an animal host by producing human cells in hamsters. This made it possible to economically produce a natural form of human interferon alpha and other biologics. HBL also has developed and obtained patents for technology relating to the production of interferon alpha-containing lozenges by which the stability of the interferon alpha activity can be maintained for up to 24 months at room temperature and up to five years if the product is refrigerated. The Company believes that the use of such lozenges gives it advantages over competitive technologies in terms of cost, taste and ease of handling. On March 13, 1992, the Company entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the “Development Agreement”). Such Development Agreement was subsequently amended on January 17, 1996; May 10, 1996; and September 7, 2001. The current expiration date of the Development Agreement is March 12, 2008, at which time it will automatically renew for an additional three (3) years, unless the parties agree otherwise. Among other things, the Development Agreement provides the Company with a source of natural human interferon alpha for use in the Company’s interferon alpha-containing products. Additional information on the Development Agreement is set forth in Note 4 to the Financial Statements attached to this 10-KSB.

Strategic Alliance with Nobel

The Company signed a licensing and supply agreement in September 2004 with a leading Turkish pharmaceutical company, NOBEL ILAC SANAYII VE TICARET A.S., providing the rights to oral low-dose interferon-alpha for the treatment of Behcet’s disease in Turkey and in Azerbaijan, Bosnia & Herzegovina, Bulgaria, Croatia, Georgia, Kazakhstan, Kyrghyzstan, Macedonia, Romania, Russia, Saudi Arabia, Slovenia, Tajikistan, Turkmenistan, Uzbekistan, and Federal Republic of Yugoslavia.

The license agreement covers a territory whose population is approximately 365 million. In Turkey, where the disease is more than 600 times more prevalent than in the United States, there are from 56,000 to 259,000 people who are afflicted with the disease, according to a review published in the New England Journal of Medicine. The U.S. Food and Drug Administration (FDA) has granted Orphan Drug Designation for this product for the clinical indication of Behcet’s Disease to Amarillo Biosciences. The Orphan Drug Designation is designed to promote the development of treatments for diseases rare in the United States and provides certain marketing exclusivity incentives outlined under the Orphan Drug Act.

Under the terms of the agreement, ABI and NOBEL will conduct Behcet’s disease studies in Turkey under an Investigating New Drug (IND) Application submitted by ABI to the U.S. FDA. U.S. FDA approval will be sought and this FDA approval will be owned by ABI, but will be used by NOBEL to seek regulatory approval in each country of the Territory.

In 2005, the clinical protocol was developed, clinical supplies were made and packaged, and clinical investigators identified. The study is ongoing and at the time of preparation of this document, 58 of 90 patients have been enrolled in a study of interferon lozenges versus placebo. The treatment duration is 12 weeks, with completion of the study expected within 2007.

Strategic Alliance with Bumimedic

On January 19, 2006, Amarillo Biosciences, Inc announced that it had entered into a distribution agreement with Bumimedic (Malaysia) Sdn. Bhd, a Malaysian pharmaceutical company that is a part of the Antah HealthCare Group, to market ABI’s low-dose interferon (natural human IFN) in Malaysia. Bumimedic will seek registration for ABI’s natural human IFN and commence marketing the product after approval. The terms of the agreement call for Bumimedic to manufacture lozenges from ABI’s bulk natural human IFN (which is supplied by Hayashibara Biochemical Laboratories); package the lozenges and distribute them to local hospitals, pharmacies and clinics in Malaysia. Pursuant to the agreement, ABI will receive a series of payments, in three stages: upon formal execution of the distribution agreement, upon regulatory approval, and upon production. ABI will also receive a royalty on the sale of the natural human IFN. This agreement was made possible through the Company’s previously announced relationship with Dr. Claus Martin, President and CEO, Gessellschaft Fur Medizinisch and Technische Investionen mbH & CoKG. (GMTI), a privately held German venture capital group. Bumimedic has entered into discussions with Malaysian regulatory agencies to conduct clinical trials for oral interferon treatment of influenza.

Strategic Alliance with CytoPharm

In November 27, 2006, ABI announced that it had entered into a License and Supply Agreement with CytoPharm, Inc., a Taipei, Taiwan-based biopharmaceutical company whose parent company is Vita

Genomics, Inc., the largest biotech company in Taiwan specializing in pharmacogenomics and specialty Clinical Research Organization. Under the terms of the Agreement, CytoPharm and its subsidiary will conduct all clinical trials, and seek to obtain regulatory approvals in both China and Taiwan (the Territory) to launch ABI’s low dose oral interferon in the Territory for influenza and hepatitis B (HBV) indications. CytoPharm has entered into discussions with regulatory agencies in the Territory to conduct clinical trials for oral interferon treatment of hepatitis B and influenza, which are expected to commence in 2007. According to the Agreement, CytoPharm will make payments to ABI upon reaching certain milestones and will also pay royalties on low dose oral interferon sales in the Territory.

License Agreement with Global Kinetics

On October 19, 2005, ABI entered into a License and Supply Agreement with Global Kinetics, Inc. Under the terms of the Agreement Global will conduct all clinical trials and seek to obtain regulatory approvals in Cambodia, Vietnam and Laos for oral interferon treatment of human diseases. ABI terminated the Agreement under provisions therein by giving notice to Global on January 10, 2007. ABI is currently seeking license agreement candidates for this territory.

Publishing

A manuscript entitled “Protection From Lethal Influenza Virus Challenge by Oral Type 1 Interferon” was published online by the Biochemical & Biophysical Research Communication in February 12, 2007.

Patents and Proprietary Rights

Since its inception, ABI has worked to build an extensive patent portfolio for low-dose orally administered interferon. This portfolio consists of patents with claims that encompass method of use or treatment, composition of matter and manufacturing. During 2006 one patent expired and two new patent applications were filed. ABI presently owns or licenses 12 patents and two pending patents related to low-dose orally delivered interferon, and one issued patent on ABI’s dietary supplement. ABI has vigorously enforced its patent position in the past, resulting in successful settlement. There are no current patent litigation proceedings involving ABI.

Cost of Compliance with Environmental Regulations

The Company incurred no costs to comply with environment regulations in 2006.

Competition

The pharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition. The Company believes that its ability to compete will be dependent in large part upon its ability to continually enhance and improve its products and technologies. In order to do so, the Company must effectively utilize and expand its research and development capabilities and, once developed, expeditiously convert new technology into products and processes, which can be commercialized. Competition is based primarily on scientific and technological superiority, technical support, availability of patent protection, access to adequate capital, the ability to develop, acquire and market products and processes successfully, the ability to obtain governmental approvals and the ability to serve the particular needs of commercial customers. Corporations and institutions with greater resources than the Company may, therefore, have a significant competitive advantage. The Company’s potential competitors include entities that develop and produce therapeutic agents for treatment of human and animal disease. These include numerous public and private academic and research organizations and pharmaceutical and biotechnology companies pursuing production of, among other things, biologics from cell cultures, genetically engineered drugs and natural and chemically synthesized drugs. Almost all of these potential competitors have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources and experience than the Company. The Company’s competitors may succeed in developing products or processes that are more effective or less costly than any that may be developed by the Company or that gain regulatory approval prior to the Company’s products. The Company also expects that the number of its competitors and potential competitors will increase as more interferon alpha products receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these competitors may be more successful than the Company in manufacturing, marketing and distributing its products. There can be no assurance that the Company will be able to compete successfully.

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

Research and Development

During the years ended December 31, 2006 and 2005, the Company incurred expenses of $535,075 and $187,810, respectively, resulting from Company-sponsored research and development activities. Research and development is expected to remain a significant component of the Company’s business. The Company has arranged for others, at their cost, to perform substantially all of its clinical research and intends to continue to do so while utilizing its staff for monitoring such research. See also ITEM 6, “MANAGEMENT’S 2007 PLAN OF OPERATIONS - Research and Development”.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company’s executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 3,600 square-foot facility rented by the Company. The building contains offices and a small warehouse.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company is presently traded on the OTC Bulletin Board under the symbol AMAR. The range of high and low bids as quoted on the OTC Bulletin Board for each quarter of 2006 and 2005 was as follows:
	2006		2005
Quarter	High	Low	High	Low
First	$1.71	$0.42	$0.58	$0.29
Second	1.50	0.80	0.45	0.31
Third	0.89	0.66	0.38	0.27
Forth	0.82	0.46	0.61	0.27

The quotations reflect inter-dealer bids without retail markup, markdown, or commission, and may not represent actual transactions. As of December 31, 2006, the Company had approximately 1,495 shareholders of record.

During 2006 there were 22 sales of the unregistered common stock of the Company by private placement, raising $1,550,085 in cash. Of those purchases, 3 were by individuals who were not accredited investors within the meaning of Rule 501 of Regulation D, promulgated under the U.S. Securities Act of 1933, and 19 purchases were made by accredited investors. Of these sales, 671,300 shares were sold for $0.20 per share; 200,000 shares were sold for $0.38 per share; 33,617 shares were sold for $0.47 per share; 600,000 shares were sold for $0.52 per share; and 1,840,000 shares were sold for $0.55 per share. The foregoing private placements were conducted in reliance on Rule 506, promulgated under Section 4(2) of the Securities Act of 1933.

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

Overview

The Company continues to engage in research and development activities focused on developing biologics for the treatment of human and animal diseases. The Company has not commenced any significant product commer-cialization and, until such time as it does, will not generate significant product revenues. The Company’s accumulated deficit has increased, from approximately $23,176,217 at December 31, 2005 to $25,953,878 at December 31, 2006. Operating losses are expected to continue for the foresee-able future and until such time as the Company is able to attain sales levels sufficient to support its operations.

In 2007 the Company will continue its research and development activities, as well as the activities necessary to develop commercial partnerships and licenses. The Company’s expenditure of financial resources in 2007 will fall princi-pally into five broad categories, as follows: Research and Development; Personnel; Consulting and Professional (except legal and accounting); Legal and Accounting; and Public Relations, Investor Relations and Shareholder Relations.

Liquidity and Capital Resources

At December 31, 2006, the Company had available cash of $213,844, and had a working capital deficit of ($2,505,868). Assuming there is no decrease in current accounts payable, and accounting for various one-time expenses, the Company’s negative cash flow for operating activities plus equipment purchases, patent filings, and payoff of a note (burn rate) is approximately $132,700 per month. The Company’s continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company’s ability to generate sufficient cash flow to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2007 Plan. The Company is presently negotiating with human health commercial development partners in various regions of the world including South America and Southeast Asia. The Company believes that one or more of these agreements will be executed during 2007. These agreements could generally include provisions for the commercial partner to pay ABI a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to ABI upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for ABI. However, there can be no assurance that the Company will be successful in obtaining additional funding from human health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

Total outstanding current liabilities stayed approximately the same with approximately $2.8 million at December 31, 2006, as compared to approximately $2.6 million at December 31, 2005.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements of the Company are set forth beginning on page F-1 immediately following the signature page of this report.

Critical Accounting Policies

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grant in accordance with APB Opinion No. 25,” Accounting for Stock Issued to Employees," and accordingly, recognized compensation expense for stock option grants using the intrinsic value method.

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

Comparison of results for the fiscal year ended December 31, 2006, to the fiscal year ended December 31, 2005.

Revenues. During the fiscal year ended December 31, 2006, $3,934 from product sales was generated compared to revenues from product sales for the fiscal year ended December 31, 2005, of $42,730, a decrease of $38,796 or approximately 91%. The decrease is primarily due to lack of sales of interferon products in 2006.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses of $2,288,045 were incurred for the fiscal year ended December 31, 2006, compared to $492,659 for the fiscal year ended December 31, 2005, an increase of $1,795,386. The majority of this increase is a result of option and warrant recognition. In 2006, the Company recognized the following non-cash expenses utilizing the Black Scholes option-pricing model: $737,863 for stock options and warrants issued to consultants and $113,655 for stock options issued to employees. In addition, the Company recognized a $216,000 non-cash expense for stock granted to an employee.

Non-Cash Consulting Activities. During the year ended December 31, 2006, the Board of Directors authorized the issuance of 87,309 shares of restricted common stock to various consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance, and FASB rules, a non-cash consulting expense of $49,835 was recorded for the issuance of these shares during the year ended December 31, 2006. During 2006, the Company issued 945,500 options to consultants and 1,200,000 options to employees, and recognized expense of $851,518 relating to the vested portion of these option grants.

In the second quarter, 250,000 options were exercised for $0.10 per share, generating $25,000 in cash. The rest of the options and warrants have not been exercised.

Net Income (Loss). Net Loss applicable to common shareholders for the fiscal year ended December 31, 2006 was $2,777,661 compared to a Net Loss of $669,011 for the fiscal year ended December 31, 2005.

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

Our success will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Joseph M. Cummins, our President and Chief Executive Officer, Gary W. Coy, our Chief Financial Officer, and Martin J. Cummins, our Vice President of Clinical and Regulatory Affairs. The loss of the services of one or more of our key employees could have a material adverse effect on our operations. We do currently have employment agreements with our executive officers. We do not currently maintain key man life insurance on any of our key employees. In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. We cannot assure that we will be able to successfully attract and retain key personnel.

Our growth is dependent on our ability to successfully develop, acquire or license new drugs.

We must invest substantial time, resources and capital in identifying and developing new drugs, dosage and delivery systems, either on our own or by acquiring and licensing such products from third parties. Our growth depends, in part, on our success in such process. Our planned expansion over time is founded on a simple principal of introducing two new products or line extensions each year and to expand distribution into two new territories each year. This strategy has the advantage of building brands through geographic expansion and line extensions, and establishing incremental capabilities for new product introductions. We believe that our planned expansion will require $5.0 million in total over two years, which we intend to fund out of our future revenues and additional financing. If we are unable to either develop new products on our own or acquire licenses for new products from third parties, our ability to grow revenues and market share will be adversely affected. In addition, we may not be able to recover our investment in the development of new drugs, given that projects may be interrupted, unsuccessful, not as profitable as initially contemplated or we may not be able to obtain necessary financing for such development if we are unable to fund such development from our future revenues. Similarly, there is no assurance that we can successfully secure such rights from third parties on an economically feasible basis.

We may be subject to product liability claims in the future.

We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products is alleged to have resulted in adverse side effects. Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity. These risks will exist for those products in clinical development and with respect to those products that receive regulatory approval for commercial sale. Even though we have not historically experienced any problems associated with claims by users of our products, we do currently maintain product liability insurance.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

As of December 31, 2006, the disclosure controls and procedures in place have been evaluated and are sufficient to ensure the accurate and full disclosure of financial matters.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management has concluded that internal control over financial reporting was effective as of December 31, 2006. The Company’s accounting firm has not issued an attestation report on the management’s assessment of the Company’s internal controls. No material changes to the Company’s internal controls were made in 2006 and no material weaknesses in such controls were found.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

As of December 31, 2006, the directors and executive officers of the Company were as follows:
Name	Age	Position
Joseph M. Cummins, DVM, PhD (1)	64	Chairman of the Board, President, Chief Executive Officer and Director
Gary W. Coy, PhD	62	Vice President and Chief Financial Officer
Martin J. Cummins	39	Vice President of Clinical & Regulatory Affairs
Stephen Chen, PhD (2)(3)(4)	57	Director
Thomas D’Alonzo (1)(2)(4)	63	Director
Dennis Moore, DVM (1)(4)	60	Director
James Page, MD (2)(3)	79	Director
Thomas Ulie (1)(3)	58	Director

(1) Member of the Executive Committee.
(2) Member of the Compensation & Stock Committee.
(3) Member of the Audit Committee.
(4) Member of the Search Committee.
.

Joseph M. Cummins has been the Chairman of the Board of the Company since he founded it in June 1984. Dr. Cummins has also served as President of the Company since December 1994. Dr. Cummins has been conducting research on oral cytokines, most particularly interferon alpha, in animals and humans for 30 years. Dr. Cummins has more than 40 publications and a dozen patents that reflect his work in the field of oral interferon. He received a PhD degree in microbiology from the University of Missouri in 1978 and a doctor of veterinary medicine degree from the Ohio State University in 1966.

Gary W. Coy provided financial consulting services to the Company since 2004 and has been the Chief Financial Officer since April 2006. Previously, Dr. Coy was Chairman and President of multiple companies including Lighthouse Properties, Inc., a real estate partnership syndicator and property management company, and Poly-Drug, Inc., a toxicology and therapeutic drug monitoring medical laboratory that he founded, financed, developed and sold to a publicly traded company. Dr. Coy has a PhD (Chemistry), an M.B.A. (Finance) and an A.M. (Chemistry) from Boston University as well as a B.S. from the University of Iowa.

    Martin J. Cummins has held several positions within the Company since joining the Company full-time in June 1992. Mr. Cummins currently oversees all research studies involving human participants as Vice President of Clinical and Regulatory Affairs. Mr. Cummins has received extensive training in the fields of clinical trial design, monitoring and analysis, as well as regulatory affairs and compliance and has 11 publications to reflect his work. He received a Bachelor of Sciences degree in microbiology from Texas Tech University. He is the son of Joseph Cummins.

Stephen Chen has been a director of the Company since February 1996. He has been President and Chief Executive Officer of STC International, Inc., a health care investment firm, since May 1992. From August 1989 to May 1992 he was Director of Pharmaceutical Research and Development for the Ciba Consumer Pharmaceuticals Division of Ciba-Geigy.

Thomas D’Alonzo has been a director of the Company since June 2006. Mr. D’Alonzo is a seasoned executive with experience in all major facets of pharmaceutical operations: sales and marketing, manufacturing, quality assurance, finance and licensing and strategic planning. Mr. D’Alonzo served as President of Pharmaceutical Product Development, Inc., a multi-national clinical research organization with 3,000 employees operating in 14 countries and generating $300 million in revenues from analytical labs and Phase 1, 2, 3 and 4 clinical trials.  Previously, Mr. D’Alonzo was President of Genevec, Inc., a gene therapy biotech company. Before that, Mr. D’Alonzo was President of Glaxo, Inc., the US unit of what is now Glaxo SmithKline.

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

Thomas Ulie has been a director of the Company since June 2006. Mr. Ulie, a Chartered Financial Analyst, has been in the investment field for more than 30 years, and is currently CEO of First Island Capital, Inc., a West Coast-based NASD broker-dealer firm. Mr. Ulie also serves as a director of a number of medical companies and has wide-ranging experience in the investment community, having worked in investment banking, money management and research. Prior to First Island Capital, Mr. Ulie was a Senior Managing Director for the Stanford Company, a NYSE member firm.  Prior to that, Mr. Ulie was an Associate Director of Bear Stearns.

The Company’s directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. Directors receive compensation of $1,000 per day and are reimbursed for any out-of-pocket expenses in connection with their attendance at meetings. In the event of the voluntary termination of a recipient’s association with the Company as a director, the options must be exercised within 90 days after such termination, and in the event they are not so exercised, will lapse.

Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Audit Committee Financial Expert

Mr. Thomas Ulie qualifies as an audit committee financial expert for the Company. An audit committee financial expert is a person who has an understanding of GAAP and financial statements; the ability to assess accounting and financial principles in connection with the accounting of the Company; experience preparing, auditing, analyzing, or evaluating financial statements; an understanding of internal controls over financial reporting; and an understanding of audit committee functions.

Code of Ethics

The Company’s Code of Ethics may be found on the Company’s website, www.amarbio.com.

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires directors and officers of the Company and persons who own more than 10 percent of the Company’s common stock to file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of the common stock. Directors, officers and more than 10% shareholders are required by the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge based solely on a review of the copies of such reports furnished to the Company, the following persons have failed to file, on a timely basis, the identified reports required by the Exchange Act during the most recent fiscal year:

Name and Principal Position	Number of Late Reports	Known Failures to File a Required Form
Dr. Joseph M. Cummins, Chairman of the Board, President and Chief Executive Officer	1	0
Dr. Gary W. Coy, Vice President and Chief Financial Officer	2	0
Mr. Martin J. Cummins, Vice President of Clinical and Regulatory Affairs	1	0
Stephen Chen, Director	1	0
Thomas D’Alonzo, Director	1	0
Dennis Moore, Director	1	0
Thomas Ulie, Director	1	0

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth for the three years ended December 31, 2006 compensation paid by the Company to its Chairman of the Board, President and Chief Executive Officer and to its Vice President of Clinical and Regulatory Affairs as well as the compensation paid by the Company to its Vice President and Chief Financial Officer for the year ended December 31, 2006. Other compensation in 2006 consists of the fair value of a stock grant approved in the first quarter and issued in the second quarter of 2006.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Compen-sation	Securities Underlying Options
Dr. Joseph M. Cummins, Chairman of the Board, President and Chief Executive Officer	2006	$ 181,416	$ -	$ 216,000	400,000
	2005	$ 177,000	$ -	$ -	600,000
	2004	$ 74,716	$ -	$ -	650,000
Mr. Martin J. Cummins, Vice President of Clinical and Regulatory Affairs	2006	$ 97,866	$ -	$ -	400,000
	2005	$ 84,878	$ -	$ -	500,000
	2004	$ 33,299	$ -	$ -	150,000
Dr. Gary W. Coy, Vice President and Chief Financial Officer	2006	$ 88,542	$ -	$ -	400,000

Option Grants in 2006

The following table sets forth certain information relating to options granted in 2006 to the executive officers named above, to purchase shares of common stock of the Company.
Name	Number of Shares of Common Stock Underlying Options Granted (#)	% of Total Options Granted to Employees in 2006	Exercise or Base Price ($/Sh)	Expiration Date
Joseph M. Cummins	100,000	8.3%	$0.85 (1)	09/09/2012
	100,000	8.3%	$0.85 (1)	09/09/2013
	100,000	8.3%	$0.85 (1)	09/09/2014
	100,000	8.3%	$0.85 (1)	09/09/2015
Martin J. Cummins	100,000	8.3%	$0.85 (1)	09/09/2012
	100,000	8.3%	$0.85 (1)	09/09/2013
	100,000	8.3%	$0.85 (1)	09/09/2014
	100,000	8.3%	$0.85 (1)	09/09/2015
Gary W. Coy	100,000	8.3%	$0.75	03/31/2012
	100,000	8.3%	$0.75	03/31/2013
	100,000	8.3%	$0.75	03/31/2014
	100,000	8.3%	$0.75	03/31/2015

(1)	The fair market value of the common stock on the date of the grant.

Aggregated Option Exercises at December 31, 2006
And Year-End Option Values
The following table sets forth information for the executive officers named above, regarding the exercise of options during 2006 and unexercised options held at the end of 2006.

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Shares of Common Stock Underlying Unexercised Options at December 31, 2006 Exercisable/Unexercisable			Value of Unexercised In-The-Money Options at December 31, 2006 (1) Exercisable/Unexercisable
Joseph M. Cummins	--	--	1,788,486	/	400,000	$1,162,516 /	None
Martin J. Cummins	--	--	799,000		400,000	$ 519,350	None
Gary W. Coy	--	--	None	/	400,000	None /	None

(1)	Calculated based on the closing price of the common stock ($0.65) as reported by OTC BB on December 29, 2006.

Director Compensation for Last Fiscal Year

	Cash Compensation		Stock Options
Name	Meeting Fees (1)	Consulting Fees (2)	Number of Securities Underlying Options
Stephen Chen, PhD	$ 2,000	$ --	--
Thomas D’Alonzo	$ 2,000	--	--
Dennis Moore, DVM	$ 2,000	--	--
James Page, MD	$ 2,000	--	--
Thomas Ulie	$ 2,000	--	--
(1)	Directors receive $1,000 compensation for attendance at directors’ meetings.
(2)	Directors may receive up to $1,200 per day, prorated for partial days, for employment on special projects or assignments.

Employment agreements were executed with Joseph M. Cummins, Martin J. Cummins and Gary W. Coy during 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2006, there were 24,476,767 shares of the Company’s common stock outstanding. The following table sets forth as of December 31, 2006, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class Owned
Hayashibara Biochemical Laboratories, Inc. 2-3 Shimoishii 1-chome Okayama 700, Japan	3,118,655	13%

The following table sets forth the beneficial ownership of the Company’s stock as of December 31, 2006 by each executive officer and director and by all executive officers and directors as a group:

Name and Address of Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned[7]
Joseph M. Cummins 7308 Ashland Amarillo, TX 79119	2,256,032[1]	6.8%
Gary W. Coy 907 Cat Hollow Club Drive Spicewood, TX 78669	300,741	0.9%
Martin J. Cummins 6615 Sandie Amarillo, TX 79109	873,148[2]	2.6%
Dennis Moore 402 Fish Hatchery Hamilton, MT 59840	920,741[3]	2.8%
Thomas D’Alonzo 908 Vance Street Raleigh, NC 27608	41,139[4]	0.1%
Stephen Chen Floor 7-1, No. 18 Xin Yi Road, Sec. 5 Taipei, Taiwan	827,625[5]	2.5%
James Page 103 Clubhouse Lane, #182 Naples, FL 34105	864,125[6]	2.6%
Thomas Ulie P.O. Box 814 Mercer Island, WA 98040	671,300	2.0%
Total Group (all directors and executive officers - 8 persons)	6,754,851	20.3%

1 1,788,486 of these shares are exercisable options
2 799,000 of these shares are exercisable options
3 814,125 of these shares are exercisable option
4 31,139 of these shares are exercisable options

5 794,125 of these shares are exercisable options
6 864,125 of these shares are exercisable options
7 Calculated based on 33,356,004 total shares outstanding and reserved

Employee Stock Option Plan

The Company has two employee stock option plans. The first is entitled the 1996 Employee Stock Option Plan, which has been approved by the shareholders of the Company, and which was amended and restated effective September 12, 1998, and May 11, 1999, both of said amendments and restatements also having been approved by the shareholders of the Company. 590,000 shares of the Company’s common stock are reserved for issuance under said Employee Stock Option Plan; however, none of such options are currently outstanding to employees of the Company. Options granted in prior years under the Employee Stock Option Plan have either lapsed, or have been exercised in full, or have been returned to the Company in exchange for non-qualified stock options. However, the Company may grant qualified stock options to employees under the 1996 Employee Stock Option Plan from time to time in the future.

The Company also has in place the 2006 Employee Stock Option and Stock Bonus Plan. This plan has authorized a maximum of 500,000 shares of the Company’s common stock to be issued or reserved. During 2006, 300,000 shares were issued under this plan to an employee of the Company. The plan shall remain in effect until the end of the Company’s fiscal year 2011. Options granted under the plan have a ten year term and become exercisable over a five year period. The option price is equal to 100% of the fair value of the common stock on the date of grant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has relied significantly on HBL, the largest shareholder of the Company, for a substantial portion of its capital requirements. Pursuant to the Development Agreement described at Item 1 of Part 1 above, HBL advanced $9,000,000 for funding of research. In addition, HBL has purchased substantial amounts of the Company’s common stock from time to time, to the point where it now owns 13% of the issued and outstanding shares of common stock of the Company. HBL loaned $1 million to the Company on November 30, 1999 and an additional $1 million on February 29, 2000, both loans bearing interest at 4.5% per annum. The November 30, 1999 loan has been extended until December 2007 and the February 29, 2000 loan has been extended to February 29, 2008. The aggregate balance on both notes at December 31, 2006, including principal and accrued interest, was $2,600,701. In addition to the above, HBL and the Company are parties to various license and manufacturing and supply agreements pursuant to which the Company licenses certain technology to or from HBL. HBL supplies formulations of its interferon alpha and other products to the Company. Additional information on these agreements is set forth in Notes 4 and 8 to the Financial Statements attached to this 10-KSB.

During 2006, the Company used the law firm of SandersBaker, P.C. Mr. Edward Morris, Secretary of the Company is a partner in that firm. The Company was invoiced $61,707 by said firm in 2006.

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

ITEM 13. EXHIBITS

EXHIBIT INDEX

3.1†	Restated Articles of Incorporation of the Company, dated June 22, 1999.
3.3*	Bylaws of the Company.
4.1*	Specimen Common Stock Certificate.
4.2*	Form of Underwriter's Warrant.
10.2*	License Agreement dated as of March 22, 1988 between the Company and The Texas A&M University System.
10.5*	Joint Development and Manufacturing/Supply Agreement dated March 13, 1992 between the Company and HBL, as amended.
10.7*	Japan Animal Health License Agreement dated January 20, 1993 between the Company and HBL.
10.11*	Manufacturing/Supply Agreement dated June 1, 1994 between the Company and HBL.
10.12*	Settlement Agreement dated April 27, 1995 among the Company, ISI, Pharma Pacific Management Pty. Ltd. ("PPM"), Pharma Pacific Pty. Ltd., Pharma Pacific Ltd. and Fernz Corporation Limited.
10.14*	PPM/ACC Sublicense Agreement dated April 27, 1995 between PPM and the Company.
10.18*	Form of Consulting Agreement between the Company and the Underwriter.
10.20†	1996 Employee Stock Option Plan, Amended and Restated as of May 11, 1999.
10.21†	Outside Director and Advisor Stock Option Plan, Amended and Restated as of May 11, 1999.
10.22*	Form of Indemnification Agreement between the Company and officers and directors of the Company.
10.23*	Indemnification Agreement between HBL and the Company.
10.26**	License Agreement dated July 22, 1997 between Hoffmann-La Roche, Inc. and the Company.
10.27**	Distribution Agreement dated January 12, 1998 between Global Damon Pharmaceutical and the Company.
10.28**	Distribution Agreement dated September 17, 1997 between HBL and the Company (tumor necrosis factor-alpha).
10.29**	Distribution Agreement dated September 17, 1997 between HBL and the Company (interferon gamma).
10.30***	Amendment No. 1 dated September 28, 1998 to License Agreement of March 22, 1988 between The Texas A&M University System and the Company.
10.36††	License Agreement dated February 1, 2000 between Molecular Medicine Research Institute and the Company (interferon gamma administered orally).
10.37†† [a]	License and Supply Agreement dated April 3, 2000 with Key Oncologics (Pty) Ltd. and the Company.

10.38††	Amendment No. 1 dated April 4, 2000, to Interferon Gamma Distribution Agreement dated September 17, 1997 between HBL and the Company (interferon gamma).
10.39†† [a]	License and Supply Agreement dated April 25, 2000 between Biopharm for Scientific Research and Drug Industry Development and the Company.
10.40†† [a]	Sales Agreement dated May 5, 2000 between Wilke Resources, Inc. and the Company.
10.41††	Engagement Agreement dated September 26, 2000 between Hunter Wise Financial Group, LLC and the Company.
10.42†† [a]	Supply Agreement (Anhydrous Crystalline Maltose) dated October 13, 2000 between Hayashibara Biochemical Laboratories, Inc. and the Company.
10.43†† [a]	Supply Agreement dated December 11, 2000 between Natrol, Inc. and the Company.
10.44††† [a]	License Agreement dated September 7, 2001 between Atrix Laboratories, Inc. and the Company.
10.45†††† [a]	Supply Agreement dated June 20, 2004 between Global Kinetics, Inc. and the Company.
10.46†††† [a]	License and Supply Agreement dated September 13, 2004 between Nobel ILAC SANAYII VE TICARET A.S. and the Company
10.47‡ [a]	License and Supply Agreement dated October 19, 2005 between Global Kinetics, Inc. and the Company.
10.48‡ [a]	License and Supply Agreement dated January 18, 2006, between Bumimedic (Malaysia) SDN. BHD., and the Company.
10.49‡‡	Employment Contract dated March 13, 2006, between Gary W. Coy and the Company.
10.50‡‡	Employment Contract dated September 10, 2006, between Joseph M. Cummins and the Company.
10.51‡‡	Employment Contract dated September 10, 2006, between Martin J. Cummins and the Company.
10.52‡‡ [a]	Supply Agreement (Anhydrous Crystalline Maltose) dated October 16, 2006 between Hayashibara Biochemical Laboratories, Inc. and the Company
10.53‡‡ [a]	License and Supply Agreement dated November 16, 2006, between CytoPharm, Inc. and the Company.

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
‡ The Exhibit is incorporated by reference to the Company’s 2005 Annual Report on Form 10-KSB filed with the Commission on or before April 15, 2006.
‡‡ The Exhibit is incorporated by reference to the Company’s 2006 Annual Report on Form 10-KSB filed with the Commission on or before April 15, 2007.
aPortions of this exhibit have been omitted and filed separately with the commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following summarizes the fees incurred by the Company during 2005 and 2006 for accountant and related services.

Audit Fees
	2006	2005
LBB & Associates Ltd., LLP (formerly Lopez, Blevins, Bork & Assoc. LLP)	$28,050	$ 17,875

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
AMARILLO BIOSCIENCES, INC.
Date: March 16, 2007	By: /s/ Joseph M. Cummins Joseph M. Cummins, Chairman of the Board, President, and Chief Executive Officer
Date: March 16, 2007	By: /s/ Gary W. Coy Gary W. Coy, Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Joseph M. Cummins	Chairman of the Board, President, Director and Chief Executive Officer	March 16, 2007
Joseph M. Cummins

/s/ Stephen Chen	Director	March 17, 2007
Stephen Chen
/s/ James Page	Director	March 16, 2007
James Page
/s/ Dennis Moore	Director	March 22, 2007
Dennis Moore
/s/ Thomas D'Alonzo	Director	March 17, 2007
Thomas D’Alonzo
/s/ Thomas Ulie	Director	March 22, 2007
Thomas Ulie

Amarillo Biosciences, Inc.

Financial Statements
Year ended December 31, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors
Amarillo Biosciences, Inc.

We have audited the accompanying balance sheet of Amarillo Biosciences, Inc. as of December 31, 2006, and the related statements of operations, stockholders' deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Amarillo Biosciences, Inc. as of December 31, 2006, and the results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, and the need to raise additional financing in order to execute its 2007 plan, raise substantial doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 1.) The 2006 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
February 26, 2007

Amarillo Biosciences, Inc.
Balance Sheet
December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$213,844
Other current assets	34,370
Total current assets	248,214
Property, equipment, and software, net of accumulated depreciation of $46,650	16,333
Patents, net of accumulated amortization of $204,169	125,870
Total assets	$390,417

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$153,381
Accrued interest - related party	600,701
Notes payable - related party	2,000,000
Total current liabilities	2,754,082
Total liabilities	2,754,082

Commitments and contingencies
Stockholders' deficit
Preferred stock, $.01 par value:
Authorized shares - 10,000,000
Issued shares - none	-
Common stock, $.01 par value:
Authorized shares - 50,000,000
Issued shares - 24,476,767	244,768
Additional paid-in capital	23,345,445
Accumulated deficit	(25,953,878)
Total stockholders' deficit	(2,363,665)
Total liabilities and stockholder's deficit	$390,417

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Operations

	Year ended December 31,
	2006	2005
Revenues:
Sales - Nutraceutical	$3,934	$42,730
Federal research grants	60,023	44,349
Sublicense fee revenue	69,985	67,486
Total Revenues	133,942	154,565

Operating Expenses:
Cost of sales	258	22,456
Research and development expenses	535,075	187,810
Selling, general and administrative expenses	2,288,045	492,659
Total Operating Expenses	2,823,378	702,925

Operating loss	(2,689,436)	(548,360)

Other income (expense)
Interest expense	(93,149)	(120,651)
Interest income	3,034	-
Investment income	1,890	-
Net income (loss)	$(2,777,661)	$(669,011)

Basic and diluted net income (loss) per share	$(0.12)	$(0.04)

Weighted average shares outstanding	22,479,399	16,495,678

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Stockholders’ Deficit
Years Ended December 31, 2006 and 2005

	Issuance Price	Common Stock Shares Amount		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at December 31, 2004		14,385,296	$143,853	$19,669,145	$(22,507,206)	$(2,694,208)

Net loss for year ended December 31, 2005		-	-	-	(669,011)	(669,011)
Issuance of common stock for services	$0.29-0.4467	37,994	380	12,832	-	13,212
Issuance of common stock for cash in private placements	0.20-0.22	4,928,700	49,287	800,702	-	849,989
Exercise of options for service	0.32-0.35	450,000	4,500	145,500	-	150,000
Issuance of warrants in connection with debt		-	-	20,105	-	20,105
Purchase and retirement of common stock	0.55	(120)	(1)	(65)		(66)
Balance at December 31, 2005		19,801,870	198,019	20,648,219	(23,176,217)	(2,329,979)

Net loss for year ended December 31, 2006		-	-	-	(2,777,661)	(2,777,661)
Fair value of options issued				851,518		851,518
Exercise of options for cash	0.06-0.27	100,000	1,000	11,900	-	12,900
Exercise of options for services	0.10	250,000	2,500	22,500	-	25,000
Conversion and exercise of cashless options		547,216	5,472	(5,472)	-	-
Issuance of common stock for cash in private placements	0.20-0.55	3,344,917	33,449	1,516,636	-	1,550,085
Issuance of common stock for services	0.433-1.6233	387,309	3,873	261,962	-	265,835
Issuance of common stock for debt repayment	0.55	45,455	455	38,182	-	38,637
Balance at December 31, 2006		24,476,767	$244,768	$23,345,445	$(25,953,878)	$(2,363,665)

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Cash Flows

	December 31,
Operating Activities	2006	2005
Net loss	$(2,777,661)	$(669,011)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	15,178	12,439
Common stock issued for services and retirement of debt	279,473	150,712
Fair value of options issued	851,518	-
Issuance of warrants in connection with debt	-	20,105
Changes in operating assets and liabilities:
Other current assets	(31,583)	(1,953)
Accounts payable and accrued liabilities	111,868	(120,381)
Accrued interest	90,000	(47,302)
Net cash used in operating activities	(1,461,207)	(655,391)

Investing Activities
Purchase of property and equipment	(18,406)	-
Patents	(19,343)	-
Net cash used in investing activities	(37,749)	-

Financing Activities
Proceeds from exercise of options	37,900	12,500
Repayments of notes payable	(68,500)	(20,000)
Purchase and retirement of common stock	-	(66)
Issuance of common stock	1,550,085	849,989
Net cash provided by financing activities	1,519,485	842,423
Net increase (decrease) in cash	20,529	187,032
Cash and cash equivalents at beginning of period	193,315	6,283
Cash and cash equivalents at end of period	$213,844	$193,315

Supplemental Cash Flow Information
Cash paid for interest	$3,149	$36,967
Stock issued for debt repayment	$25,000	$-

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
December 31, 2006

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Amarillo Biosciences, Inc. (the "Company" or "ABI"), a Texas corporation formed in 1984, is engaged in developing biologics for the treatment of human and animal diseases. The Company is continuing its clinical studies as part of the process of obtaining regulatory approval from the United States Food and Drug Administration ("FDA"), so that commercial marketing can begin in the United States. The Company has developed a dietary supplement and an interferon alpha lozenge, but has not commenced any significant product commercialization activities.

Going Concern

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

The Company’s 2007 plan of operations calls for the Company to expend approximately $2.2 million cash, excluding funding fees, in 2007. At December 31, 2006, the Company had available cash of $213,844 and negative working capital (current assets less current liabilities) of ($2,505,868). Current liabilities included two $1 million dollar notes and $600,701 accrued interest owed to Hayashibara Biochemical Laboratories, Inc. (“HBL”), the Company’s largest shareholder and benefactor. In the past, HBL has extended the notes and accrued interest for one year terms. The notes have been extended until December 3, 2007 and February 28, 2008, respectively.

1. Organization and Summary of Significant Accounting Policies (Continued)

Going Concern (Continued)

The Company’s continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company’s ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to execute its 2007 plan.

The Company is presently negotiating with human health commercial development partners in various regions of the world including the United States, China, South America and Southeast Asia. The Company believes that one or more of these agreements will be executed during 2007. These agreements could generally include provisions for the commercial partner to pay ABI a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to ABI upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for ABI. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

Dissolution of Subsidiaries

Effective October 1, 2006, the following subsidiaries of the Company were dissolved with the State of Texas: ABI Taiwan Inc, Amarillo Cell of Canada Inc, Vanguard Biosciences Inc, Veldona Africa Inc, and Veldona Poland Inc. All the above subsidiaries have been inactive for the past several years with no revenues, expenses, assets or liabilities represented in the consolidated financial statements. The capital accounts of the above subsidiaries and the investment in subsidiaries by the Company were eliminated during 2006. No gain or loss was recognized on the dissolution of the above subsidiaries during 2006.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, receivables and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

1. Organization and Summary of Significant Accounting Policies (Continued)

Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grant in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees," and accordingly, recognized compensation expense for stock option grants using the intrinsic value method.

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

The following illustrates the effect on net loss and net loss per share if Amarillo had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation prior to January 1, 2006.

For the year ended December 31,	2005

Net loss, as reported	$(669,011)
Less: stock based compensation determined under fair value based method	(984,339)
Pro-forma net loss	$(1,653,350)

Basic and diluted net loss per share:
As reported	$(0.04)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.0%, expected volatility of 134.0%, risk-free interest rate of 1.5% and expected life of 60 months.

1. Organization and Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company classifies investments as cash equivalents if the maturity of an investment is three months or less.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to uncollectibility. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. In 2006, the Company wrote off a $6,000 note receivable as bad debt as the note was deemed by management to be uncollectible. The balance of the allowance for doubtful accounts as of December 31, 2006 is $0.

Accounts and notes receivable amounted to $437 as of December 31, 2006, and are included with other current assets in the accompanying financial statements.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company continually assesses the appropriateness of inventory valuations giving consideration to slow-moving, non-saleable, out-of-date or close-dated inventory. As of December 31, 2006 the Company has $4,064 of inventory included in other current assets.

Property and Equipment

Property, equipment and software are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the two to five year estimated useful lives of the assets.

Patents; Patent Expenditures

ABI holds patent license agreements and holds patents that are owned by the Company. All patent license agreements remain in effect over the life of the underlying patents. Accordingly, the patent license fee is being amortized over 15-17 years using the straight-line method. Patent fees and legal fees associated with the issuance of new owned patents are capitalized and amortized over 15-17 years. Amortization expense amounted to $12,380 and $12,379 for the years ended December 31, 2006 and 2005, respectively.

1. Organization and Summary of Significant Accounting Policies (Continued)

Long-lived Assets

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

Revenue Recognition

Dietary supplement and interferon sales

Revenues for the dietary supplement sales are recognized when an arrangement exists, the price is fixed and it has been determined that collectibility is reasonably assured. This generally occurs at the point when the goods are shipped to the customer,

Federal research grant

The Company was awarded a research grant in May 2005 by the National Institute of Health, Small Business Innovation Research Program (“NIH”). The funded research was subcontracted to Ohio State University (“OSU”) by the Company. Revenue is recognized by the Company as earned and collectibility is reasonably assured. Revenue is earned under the grant with NIH as qualified research costs are incurred. Costs are recognized by the Company on an ongoing basis as incurred by OSU and invoiced to the Company.

Sublicense fee revenue

Sublicense revenue is calculated based on fees relating to a license. Amarillo recognizes revenue on these sublicense fees in the month the revenue is generated by the licensee.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and accounts receivable.

The Company has cash balances in a single financial institution which, from time to time, exceed the federally insured limit of $100,000. As of December 31, 2006, the Company’s cash balance exceeded the federally insured limit by $113,844. No loss has been incurred related to this concentration of cash.

Other Concentrations

The Company and its sublicensees are reliant on a single, foreign supplier for its products. The loss of this supplier could adversely effect the Company’s future revenues.

1. Organization and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact SFAS No. 157 will have on the Company’s financial position, results of operations, and cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB statement No. 115.” This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. This statement is effective as of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the effects of SFAS 159 but does not expect its implementation will have a significant impact on the Company's financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainly in Income Taxes - An Interpretation of FASB Statement No. 109.  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation.  The cumulative effect of this applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  Management is currently evaluating the impact of FIN 48 on the financial statements but does not believe that its adoption will have a material effect on the Company’s financial position, results of operations, or cash flows.

1. Organization and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of 2007. The Company does not expect the adoption of this interpretation to have an impact on its financial position or results of operations.

2. Property, Equipment and Software

Equipment is stated at cost and consists of the following at December 31, 2006:

Furniture and equipment	$57,263
Software	5,720
62,983
Less: accumulated depreciation	46,650
$16,333

Depreciation expense amounted to $2,798 and $60 for the years ended December 31, 2006 and 2005, respectively.

3. Notes Payable

The Company had an unsecured loan agreement with HBL (July 22, 1999), which called for HBL to loan the Company $3,000,000 to be advanced in three installments. One of these three notes was converted into stock as described below. The annual interest rate on unpaid principal from the date of each respective advance was 4.5 percent, with accrued interest being payable at the maturity of the note. $1,000,000 was payable on or before December 3, 2005, or on or before the expiration of one (1) year after approval of the Company’s product by the FDA, whichever occurs first. This note has been extended and is payable on or before December 3, 2007, or on or before the expiration of one (1) year after approval of the Company's product by the FDA, whichever occurs first. The other $1,000,000 is due on or before February 28, 2008, or on or before the expiration of one year after approval of the Company’s product by the FDA, whichever occurs first.

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

The Company has a line of credit with Wells Fargo for $16,000, with interest at the prime rate plus 6.75 percent. There was an outstanding balance at December 31, 2006 of $2,050, which is included in accounts payable. This line is used from time to time for purchases.

4. Manufacturing and Supply Agreements

The Company was a party to the following manufacturing and supply agreements at December 31, 2006:

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

4. Manufacturing and Supply Agreements (Continued)

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

A $7,500 minimum cash royalty was paid by the Company to Texas A&M University System during 2006. A $19,992 sublicense fee payable to HBL was included in accounts payable at the end of 2006 based on sublicense fee income earned by the Company during the year. The Company has also entered into various sublicense agreements under which the Company is entitled to receive royalties based on the net sales value of licensed products.

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

The Company has 8,879,237 shares of common stock reserved for issuance upon exercise of options and warrants granted.

During 2006, the Company sold 3,344,917 unregistered shares of its voting common stock in private placement offerings. Of these sales, 671,300 shares were sold for $0.20 per share; 200,000 shares

7. Common and Preferred Stock (Continued)

were sold for $0.38 per share; 33,617 shares were sold for $0.47 per share; 600,000 shares were sold for $0.52 per share; and 1,840,000 shares were sold for $0.55 per share: generating $1,550,085 in cash.

During 2006, the Board of Directors authorized the issuance of 87,309 shares of restricted common stock to consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance, and FASB rules, a non-cash consulting expense of $49,835 was recorded for the issuance of these shares during the year ended December 31, 2006.

The Company recognized $216,000 (fair value) of expense in connection with the February 2006 grant of 300,000 shares of stock to an employee of the Company.  The certificate was issued in May 2006.

In July 2006, the Company applied the balance of a $25,000 note payable towards the purchase of 45,455 shares of restricted common stock. Because the exchange ratio assumed a discounted share price, the Company recorded at loss on retirement of debt in the amount of $13,637 in conjunction with this transaction.

During the years ended December 31, 2006 and 2005, finder’s fees paid related to private placements of stock totaled $120,850 and $9,901, and are included as general and administrative expenses in the accompany statements of operations.

8. Stock Options and Warrants

The Company has three stock option plans: the 1996 Employee Stock Option Plan (1996 Employee Plan), the 2006 Employee Stock Option and Stock Bonus Plan (2006 Employee Plan) and the Outside Director and Advisor Stock Option Plan (Director Plan).

The 1996 Employee Plan has authorized the grant of options to employees for up to 590,000 shares of the Company’s common stock. All options granted have five to ten year terms and become exercisable over a four to five year period. The option price is equal to 100% to 110% of the fair value of the common stock on the date of grant depending on the percentage of common stock owned by the optionee on the grant date.

The 2006 Employee Plan has authorized a maximum of 500,000 shares of the Company’s common stock to be issued or reserved. During 2006, 300,000 shares under this plan were issued to an employee of the Company. The plan shall remain in effect until the end of the Company’s fiscal year 2011. Options granted under the plan have a ten year term and become exercisable over a five year period. The option price is equal to 100% of the fair value of the common stock on the date of grant.

8. Stock Options and Warrants (Continued)

The Director Plan allows options to purchase a maximum of 410,000 shares of the Company's common stock to be granted to outside directors and scientific advisors to the Company at an exercise price equivalent to 100% of the fair market value of the common stock on the date of grant. These are ten-year options and become exercisable over a period of five years.

During 2005, the Company did not recognize any expense for stock options issued to directors, consultants, and scientific advisors. During 2006, the Company issued 945,500 options to consultants to purchase restricted common stock in exchange for consulting services and recognized $737,862 expense related to these options.

During 2006, the Company issued 1,200,000 options to employees of the Company. These options vest over the next four years. The Company recognized $113,656 expense related to these options. The remaining cost expected to be recognized if these options vest is $861,665.

During 2006, a former Director received 547,216 shares of common stock from the cashless exercise of 864,125 options. The stock is restricted from selling for one year.

A consultant exercised 250,000 options at $0.10 per share for services. A Board member exercised 20,000 options at $0.27 per share. An investor exercised 30,000 warrants at $0.15 per share and 50,000 warrants at $0.06 per share.

A summary of the Company's stock option activity and related information for the years ended December 31 is as follows:
	2006		2005
	Options	Price	Options	Price
Outstanding Beg of Year	6,845,862	$0.06-5.00	2,925,862	$0.06-5.00
Granted	2,725,500	0.10-0.87	3,920,000	0.40-0.40
Cancelled	23,000	0.42-5.00	-	-
Exercised	1,134,125	0.10-0.51	-	-
Outstanding End of Year	8,414,237	0.06-4.00	6,845,862	0.06-5.00
Exercisable End of Year	6,334,237	0.06-4.00	6,845,862	0.06-5.00

Exercise prices for options outstanding as of December 31, 2006 ranged from $0.06 to $4.00. Of these options, 5,000 have an exercise price of $4.00 and the remainder range from $0.06 to $0.87. The weighted-average remaining contractual life of those options is 5.21 years.

8. Stock Options and Warrants (Continued)

A summary of the Company's stock warrant activity and related information for the years ended December 31 is as follows:
	2006		2005
	Warrants	Price Range	Warrants	Price Range
Outstanding Beg of Year	357,000	$0.06-1.75	387,900	$0.06-3.75
Granted	300,000	0.20-2.00	135,000	0.22-0.50
Cancelled	112,000	1.75	165,900	0.40-3.75
Exercised	80,000	0.06-0.15	-	-
Outstanding End of Year	465,000	0.20-2.00	357,000	0.06-1.75
Exercisable End of Year	465,000	0.20-2.00	357,000	0.06-1.75

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2006 is 2.57 years.

9. Employee Benefit Plan

The Company has a simplified employee pension plan (the Plan), which is a contributory plan that covers all employees of the Company. Contributions to the Plan are at the discretion of the Company. The plan expense for the years ended December 31, 2006 and 2005, were $0, and $0, respectively.

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company’s deferred tax asset of approximately $7,800,000 and $6,989,000 at December 31, 2006 and 2005 respectively, was subject to a valuation allowance of $7,800,000 and $6,989,000 at December 31, 2006 and 2005 respectively, because of uncertainty regarding the Company’s ability to realize future tax benefits associated with the deferred tax assets. Deferred tax assets were comprised primarily of net operating loss carryovers under the cash method of accounting used by the Company for federal income tax reporting.

At December 31, 2006, the Company has net operating loss carryforwards of approximately $23,000,000 for federal income tax purposes expiring in 2007 through 2026. The ability of the Company to utilize these carryforwards may be limited should changes in stockholder ownership occur.

The difference between the reported income tax provision and the benefit normally expected by applying the statutory rate to the loss before income taxes results primarily from the inability of the Company to recognize its tax losses.

11. Commitments and Contingencies

Lease commitment

During 2006, the Company entered into an operating lease agreement for its offices in Amarillo, TX. The lease is for a period of 24 months commencing in January 2007. Minimum lease payments under this operating lease are $22,200 for 2007 and 2008. The Company has no material lease obligations beyond December 2008.

Rent expense recognized under its previous lease agreement during the years ended December 31, 2005 and 2004 amounted to $11,700 and $11,640, respectively.

Minimum Royalties

The agreement with Texas A&M University requires the Company to make minimum annual royalty payments of $7,500 through 2019.

Clinical Trial Costs

Six clinical investigation sites are participating in an oral interferon treatment of oral warts in HIV+ patients FDA Phase 2 study in San Francisco, Chicago, Dallas, Baltimore, Boston and New York. Two or more additional sites may be registered. The Company estimates the clinical trial costs for the oral warts Phase 2 study to be approximately $335,000 in 2007.

Litigation

The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 2006.

12. Related Party Transactions

The Company has relied significantly on HBL, the largest shareholder of the Company, for a substantial portion of its capital requirements. Pursuant to the Development Agreement previously described, HBL advanced $9,000,000 for funding of research. In addition, HBL has purchased substantial amounts of the Company’s common stock from time to time, to the point where it now owns 13% of the issued and outstanding shares of common stock of the Company.

HBL and the Company are parties to various license and manufacturing and supply agreements pursuant to which the Company licenses certain technology to or from HBL. HBL supplies formulations of its interferon alpha and other products to the Company at contractual prices. The Company pays HBL a 12% royalty on the first $100 million of interferon alpha net sales and a 10%

12. Related Party Transactions (Continued)

royalty on additional net sales. Additionally, the Company is obligated to pay HBL a percentage of sublicense fee income the Company receives. There were no sales of interferon alpha and no royalty payments made to HBL in 2006. A $19,992 sublicense fee to HBL was recorded in 2006.

During 2006 and 2005 the Company purchased $8,240 and $2,410 of interferon alpha and other products from HBL, respectively. At December 31, 2006 and 2005 the Company did not have any outstanding amounts owed to HBL for purchases of interferon alpha or other products.

During 2006 the Company engaged the law firm of SandersBaker, P.C.. Mr. Edward Morris, Secretary of the Company, is a partner in that firm. The Company was invoiced $61,707 during 2006 for legal services rendered by SandersBaker.

13. Subsequent Events (Unaudited)

Since December 31, 2006, the Company has sold 998,000 shares of unregistered stock for $0.45 per share in private placement offerings; generating cash of $449,100.