Form 10QSB
period 2007-03-31
AMARILLO BIOSCIENCES INC
filed 2007-05-14
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of March 31, 2007 there were 25,599,767 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ___. No X .

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Amarillo Biosciences, Inc.
Balance Sheet - Unaudited
March 31, 2007

Assets
Current assets:
Cash and cash equivalents	$156,304
Other current assets	18,302
Total current assets	174,606
Property, equipment, and software, net	16,435
Patents, net	124,126
Total assets	$315,167

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$127,818
Accrued interest - related party	622,833
Notes payable - related party	2,000,000
Total current liabilities	2,750,651
Total liabilities	2,750,651
Commitments and contingencies
Stockholders' deficit
Preferred stock, $.01 par value:
Authorized shares - 10,000,000
Issued shares - none	-
Common stock, $.01par value:
Authorized shares - 50,000,000
Issued shares - 25,599,767	255,998
Additional paid-in capital	24,007,603
Accumulated deficit	(26,699,085)
Total stockholders' deficit	(2,435,484)
Total liabilities and stockholder's deficit	$315,167

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations - Unaudited

	Three months ended March 31,
	2007	2006

Revenues:
Dietary supplement sales	$534	$853
Sublicense fee revenue	40,000	30,000
Total revenues	40,534	30,853

Operating expenses:
Cost of sales	168	-
Research and development expenses	131,012	96,238
Selling, general and administrative expenses	633,575	681,442
Total operating expenses	764,755	777,680

Operating loss	(724,221)	(746,827)

Other income (expense)
Interest expense	(22,238)	(24,181)
Interest income	1,253	-
Investment income	-	-
Net loss	$(745,206)	$(771,008)

Basic and diluted net loss per share	(0.03)	(0.04)

Weighted average shares outstanding	24,930,331	20,360,871

See accompanying notes to financial statements

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows - Unaudited

	Three months ended March 31,
	2007	2006

Net cash used in operating activities	$(503,702)	$(266,405)

Cash from investing activities
Purchases of equipment	(1,265)	(1,461)
Patents	(1,673)	-
Net cash used in investing activities:	(2,938)	(1,461)

Cash from financing activities:
Proceeds from issuance of common stock	449,100	522,284
Repayments on notes payable	-	(68,500)
Net cash used in financing activities	449,100	453,784
Net increase (decrease) in cash	(57,540)	185,918
Cash and cash equivalents at beginning of period	213,844	193,315
Cash and cash equivalents at end of period	$156,304	$379,233
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$107	$2,050

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.

Notes To Financial Statements - Unaudited

1.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

2.
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

3.
Equity. During the quarter ended March 31, 2007, the Board of Directors authorized stock grants to two consultants: 100,000 shares to Claus Martin on 3/5/07 ($84,000 fair value) and 100,000 shares to David Stewart on 3/30/07 ($82,000 fair value). The shares to David Stewart are to be issued in 25,000 share portions on March 30, June 30, September 30 and December 31 during fiscal 2007. The entire expense of $82,000 was recognized in the quarter ending March 31, 2007.

During 2006, the Company issued 1,200,000 options to employees of the Company. These options vest evenly over the next 4 years. The Company recognized $58,287 expense related to the options during the first quarter of 2007. The remaining cost expected to be recognized if these options vest is $803,378.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 133.61 - 138.31%, risk-free interest rate of 1.5% and expected life of 60 months.

In the first three months of 2007, the Company completed private equity financing by selling 998,000 restricted shares of common stock at a discount to 18 investors, generating $449,100 in cash. During the quarter ended March 31, 2007, finder’s fees paid related to private placements of stock totaled $6,750, and are included as general and administrative expenses in the Company’s statement of operations.

4.
License and Sublicense Agreements. Sublicense fee revenue is recognized upon completion of all significant initial services provided to the licensee and upon satisfaction of all material conditions of the license agreement.  In the first quarter of 2007 ABI received a $40,000 sublicense fee. A $19,992 sublicense fee payable to HBL was included in accounts payable based on sublicense fee income earned by the Company during the first quarter of 2007. A $7,500 minimum cash royalty fee was paid by the Company to Texas A&M University System during the first quarter of 2007.

5.
Subsequent Events. Since March 31, 2007, the Company has sold 45,565 shares of unregistered stock for $0.45 per share in private placement offerings. In addition, 177,486 options were exercised at $0.06 to $0.44 per share. Total proceeds to the Company were $56,173.

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

Company Goal. During the first quarter of 2007, ABI focused on its goal of completing Phase 2 clinical trials for low-dose oral interferon-alpha treatment of Behcet’s disease and oral warts in HIV positive patients by the end of 2007 or early 2008. The Company has obtained FDA Orphan Disease Designation for these diseases and believes this is a faster, less expensive way to obtain FDA approval of low-dose oral interferon-alpha.

Enrollment in Phase 2 Clinical Trial of Behcet’s Disease. Nobel Ilac Sanayii Ve Ticaret A.S., a leading Turkish pharmaceutical company, is funding and co-sponsoring a Behçet’s Disease Phase 2 study with ABI according to FDA protocol. Two more sites for enrollment of Behcet’s disease patients have been approved by the Turkish Ministry of Health. The two sites are being added to accelerate enrollment of 90 patients with goal of completing the Phase 2 trial in 2007. Approximately 100 patients have been screened for enrollment and 62 have been started on treatment as of today’s date. The double-blinded Phase 2 study is testing the efficacy of interferon lozenges versus placebo in the treatment and prevention of mouth ulcers. The treatment duration is 12 weeks. Other products used to treat mouth ulcers in Behçet’s Disease, such as corticosteroids, have significant side effects. ABI’s non-toxic oral interferon product potentially represents a substantial improvement in the treatment of the mouth ulcers suffered by virtually all Behçet’s Disease patients.

Enrollment in Phase 2 Clincal Trial of Oral Warts in HIV+ Patients.  Three more clinical sites have agreed to join the six clinical sites currently approved to enroll patients in a study of HIV+ patients suffering from oral warts. This placebo-controlled Phase 2 study is a follow-up to two successful studies that have already been completed. In the most recent study, 57% of HIV patients given the optimum dose of oral interferon experienced a complete or almost complete clearance of their oral warts. No products are currently approved by the FDA for this condition, so treatment of oral warts represents a unique market for ABI. As of today’s date, 10 of 80 planned subjects have been enrolled. The goal is to complete the study in 2007 or early 2008.

German Institute for Viral Research. During the first quarter, the Company provided murine interferon to Professor Oliver Planz to be used for clinical studies of oral interferon treatment of mice challenged with H7N7 and H5N1 influenza viruses.

Idiopathic Pulmonary Fibrosis. On December 1, 2006, the Company submitted an STTR grant application to the National Institutes of Health (NIH), seeking approximately $100,000 to perform a double-blind, placebo-controlled trial in the treatment of chronic cough in patients suffering from idiopathic pulmonary fibrosis (IPF). This study was intended to be a confirmatory follow-up to the positive, open-label pilot study conducted by Dr. Lorenz Lutherer at the Texas Tech University Health Sciences Center (TTUHSC) in Lubbock, TX. In the pilot study, 5 of 6 IPF subjects treated with orally administered IFN-alpha experienced a significant improvement in their chronic cough, a bothersome symptom that affects 80-90% of IPF patients and which has a significant negative impact on quality-of-life. On March 23, the Company learned that the NIH had decided not to fund this project. The Company plans to revise and re-submit the application during a future NIH funding cycle.

COPD.  On March 30, 2006, Dr. Lorenz Lutherer submitted a request for an internal “seed grant” from the TTUHSC in Lubbock, TX in the amount of $20,000 to perform a double-blind, placebo-controlled study of orally administered IFN-alpha in the treatment of chronic cough in 30 patients with chronic obstructive pulmonary disease (COPD). This study is intended to expand the positive results observed by Dr. Lutherer in treating IPF patients (see previous section) to another significant cause of chronic cough, COPD. A funding decision is expected in the 2nd quarter of this year. The study is expected to start after funds become available in the 3rd quarter of this year and will take approximately 1 year to complete.

License Partners. The Company continued to work with license partners during the first quarter of 2007. CytoPharm, Inc., a Taipei, Taiwan-based biopharmaceutical company whose parent company is Vita Genomics, Inc., the largest biotech company in Taiwan, has entered into discussions with regulatory agencies in Taiwan to conduct clinical trials for oral interferon treatment of hepatitis B & C and influenza.

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

Equity Funding. In the first quarter, the Company completed private equity financing by selling restricted stock at a discount to 18 investors. The net proceeds to the Company were $442,350.

Results of Operations:

Revenues. During the three-month period ended March 31, 2007, $534 from dietary supplement sales was generated compared to revenues from dietary supplement sales for the three-month period ended March 31, 2006, of $853, a decrease of $319 or approximately 37%. In the first quarter ended March 31, 2007 a $40,000 sublicense fee was collected compared to a $30,000 sublicense fee the first quarter of 2006, an increase of $10,000 or approximately 33%. There were no sales of interferon products during the first quarter of 2007.

Research and Development Expenses. Research and development expenses of $131,012 were incurred for the three month period ended March 31, 2007, compared to $96,238 for the three month period ended March 31, 2006, an increase of $34,774. R&D expenses are higher in 2007 since enrollment began for Phase 2 oral warts studies in the US.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $633,575 were incurred for the three-month period ended March 31, 2007, compared to $681,442 for the three-month period ended March 31, 2006, a decrease of $47,867. Salaries excluding non-cash stock grant and option recognition expenses were $27,687 higher in the first quarter of 2007, since 2007 included two additional employees. Expenses were increased by the addition of $34,533 of accrued liability for vacation time and $12,390 of D&O insurance costs during the first quarter of 2007. Accounting fees increased $15,167 during the first quarter of 2007 over the first quarter of 2006. License and royalty fees were $27,491 in the first quarter of 2007 compared to $15,000 in the first quarter of 2006, an increase of $12,491. During the first quarter of 2007 the Company recognized $58,287 (based on Black-Scholes option pricing model) of non-cash expenses related to employee stock options granted in 2006. In the first quarter of 2006, $216,000 (fair value) of non-cash expense was recognized for a stock grant to an employee. Excluding the one-time stock grant to an employee, expenses increased during the first quarter of 2007 compared to the first quarter of 2006 as a result of increased clinical trial activities.

Non-cash Consulting Activities. During the three-month period ended March 31, 2007, the Board of Directors authorized the issuance of shares of common stock to consultants: 100,000 shares to Claus Martin on 3/5/07 ($84,000 fair value) and 100,000 shares to David Stewart on 3/30/07 ($82,000 fair value). The shares to David Stewart are to be issued in 25,000 share portions on March 30, June 30, September 30 and December 31 during fiscal 2007. The accumulated value of the above mentioned stock for the first quarter of 2007 is $166,000 for non-cash consulting compensation. In the first quarter of 2006, non-cash consulting compensation was approximately $224,000.

Net Income (Loss). As a result of the above, in the three-month period ended March 31, 2007, the Company's net loss was ($745,206) compared to a net loss for the three-month period ended March 31, 2006 of ($771,008).

Liquidity Needs:
On March 31, 2007, the Company had available cash of approximately $156,304, and had a working capital deficit (current assets less current liabilities) of approximately $2,576,045. Current liabilities includes two $1 million notes plus $622,832 of accrued interest owed to Hayashibara Biochemical Laboratories, Inc. (HBL), the Company’s largest shareholder and benefactor. Assuming there is no decrease in current accounts payable, and accounting for various one-time expenses, the Company’s negative cash flow for operating activities plus equipment purchases, patent filings (burn rate) is approximately $169,000 per month. The Company's continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2007 Plan.

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

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During the quarter ended March 31, 2007, the Board of Directors authorized stock grants to two consultants: 100,000 shares to Claus Martin on 3/5/07 ($84,000 fair value) and 100,000 shares to David Stewart on 3/30/07 ($82,000 fair value). The shares to David Stewart are to be issued in 25,000 share portions on March 30, June 30, September 30 and December 31 during fiscal 2007. The shares will be registered on Form S-8.

In the quarter ended March 31, 2007, the Company completed private equity financing by selling 998,300 restricted shares of common stock at a discount to 18 investors. The shares are restricted and are transferable pursuant to Rule 144 promulgated under the Securities Act of 1933. The net proceeds to the Company were approximately $449,100. All shares sold were exempt from registration pursuant to Rule 506 of Regulation D, promulgated pursuant to the Securities Act of 1933. No underwriters were involved in any of the unregistered share sales and no commissions were paid. The Company paid $6,750 in finder’s fees.

	Date (2007)	Shares	Purchaser	Discount*
	Issue Price	Number		Per Share	Total
1	January 22.45	50000	Stuart Needleman Trust	.33	16500
2	January 22, February 22.45	100000	L.E. International Trust	.425	42500
3	February 6.45	50000	Joan Kanter	.33	16500

4	February 6,9	.45	50000	Claudia Walters	.31	15500
5	February 7.45		10000	Gretchen Coy Trust	.31	3100
6	February 16.45		50000	Pablo Kaufmann	.40	20000
7	February 20.45		25000	Gary W. Coy	.37	9250
8	February 20.45		50000	Francine Garofalo	.37	18500
9	February 23.45		2300	Donna Wesling	.61	1403
10	February 26.45		100000	Dipayan Sarkar	.50	50000
11	February 27.45		100000	Harvey Bibicoff	.42	42000
12	March 1.45		50000	Rajan Vaz	.38	19000
13	March 1.45		130000	Clarence McDaniel	.38	49400
14	March 2.45		50000	Vincent Fiorino	.43	21500
15	March 5.45		4889	Earl McDaniel	.39	1906.71
16	March 6.45		50000	Wesley Harris	.39	19500
17	March 8.45		50000	Jennifer Vlamis	.37	18500
18	March 9.45		75811	Sean Brooks	.40	30324.40
*Discounts were calculated based on the last transaction on each date.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of Amarillo Biosciences, Inc. (the "Company") will be held on the 1st day of June, 2007 at 7:00 p.m., local time, at the Ambassador Hotel Ballroom, 3100 I-40 West, Amarillo, Texas, 79102, for the following purposes:

1.	To elect six Directors to serve until the next Annual Meeting and until their respective successors are elected and qualify.

2.
To consider and vote upon an amendment to the Company’s Articles of Incorporation to increase by 50,000,000 (to an aggregate of 100,000,000) the number of shares of the Company’s voting common stock, par value $0.01, authorized for issuance.

3. To act upon such other business as may properly come before the meeting.

4. To adjourn the meeting, if necessary, for the purpose of soliciting additional votes.

Only stockholders of record as of the close of business on April 5, 2007 are entitled to receive notice of and to vote at the meeting. A list of such stockholders shall be open to the examination of any stockholder during ordinary business hours, for a period of ten (10) days prior to the meeting, at the principal executive offices of the Company, 4134 Business Park Drive, Amarillo, Texas 79110.

The vote to increase the number of shares of the Company’s voting common stock from 50 million to 100 million shares requires the affirmative vote of two-thirds (2/3) of all of the issued and outstanding shares of common stock of those shareholders of record as of the close of business on April 5, 2007 (25,476,767 shares of Common Stock). The shareholders of record on April 5, 2007 do not include 125,000 shares of stock grants to consultants, which are authorized by the board but not yet physically issued. The reason for the proposed amendment is that the Board anticipates a need in the future for additional authorized shares to assist the Company in the raising of additional capital. The Board believes that approximately 15.6 million authorized shares available for future issuance (net of unissued shares which are reserved for issuance) are inadequate to satisfy the Company’s long-term requirements.

For more information about the annual meeting scheduled for June 1, 2007, see the Company’s Proxy materials filed with the Securities and Exchange Commission.

Item 6.	Exhibits.

None.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    AMARILLO BIOSCIENCES, INC.

Date: May 10, 2007   By: /s/ Joseph M. Cummins
                      Joseph M. Cummins
                      President and Chief Executive Officer

Date: May 10, 2007   By: /s/ Gary W. Coy
                      Gary W. Coy
                      Vice President and Chief Financial Officer