Form 10QSB
period 2007-06-30
AMARILLO BIOSCIENCES INC
filed 2007-08-13
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of June 30, 2007 there were 26,225,080 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ___. No X .

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Amarillo Biosciences, Inc.
Balance Sheet - Unaudited
June 30, 2007

Assets
Current assets:
Cash and cash equivalents	$50,138
Other current assets	44,420
Total current assets	94,558
Property, equipment, and software, net	15,231
Patents, net	122,977
Total assets	$232,766

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$194,670
Accrued interest - related party	645,209
Notes payable - related party	2,000,000
Total current liabilities	2,839,879
Total liabilities	2,839,879
Commitments and contingencies
Stockholders' deficit
Preferred stock, $.01 par value:
Authorized shares - 10,000,000
Issued shares - none	-
Common stock, $.01par value:
Authorized shares - 100,000,000
Issued shares - 26,225,080	262,251
Additional paid-in capital	24,441,330
Accumulated deficit	(27,310,694)
Total stockholders' deficit	(2,607,113)
Total liabilities and stockholder's deficit	$232,766

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations - Unaudited

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues:
Dietary supplement sales	$614	$1,392	$1,148	$2,245
Sublicense fee revenue	-	-	40,000	30,000
Federal research grants	-	60,023	-	60,023
Total revenues	614	61,415	41,148	92,268

Operating expenses:
Cost of sales	186	-	354	-
Research and development expenses	112,231	159,697	243,243	255,935
Selling, general and administrative expenses	478,348	667,573	1,111,924	1,349,016
Total operating expenses	590,765	827,270	1,355,521	1,604,951

Operating loss	(590,151)	(765,855)	(1,314,373)	(1,512,683)

Other income (expense)
Interest expense	(22,436)	(22,950)	(44,673)	(47,131)
Interest income	978	-	2,230	-
Net loss	$(611,609)	(788,805)	(1,356,816)	$(1,559,814)

Basic and diluted net loss per share	(0.02)	(0.04)	(0.05)	(0.07)

Weighted average shares outstanding	25,444,815	21,881,155	25,953,645	21,082,874

See accompanying notes to financial statements

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows - Unaudited

	Six months ended June 30,
	2007	2006

Net cash used in operating activities	$(804,894)	$(665,854)

Cash from investing activities
Purchases of equipment	(1,265)	(12,464)
Patent expenditures	(3,942)	-
Net cash used in investing activities:	(5,207)	(12,464)

Cash from financing activities:
Proceeds from exercise of options	45,889	27,700
Proceeds from sale of common stock	600,506	758,085
Repayments on notes payable	-	(68,500)
Net cash provided by financing activities	646,395	717,285
Net increase (decrease) in cash	(163,706)	38,967
Cash and cash equivalents at beginning of period	213,844	193,315
Cash and cash equivalents at end of period	$50,138	$232,282
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$165	$2,623

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

Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

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

3.
Line of Credit. The Company has a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent. There was an outstanding balance on June 30, 2007 of $4,744, which is included in accounts payable.

4.
Equity. During the quarter ended March 31, 2007, the Board of Directors authorized stock grants to two consultants: 100,000 shares to Claus Martin on 3/5/07 ($84,000 fair value) and 100,000 shares to David Stewart on 3/30/07 ($82,000 fair value). The shares to David Stewart were issued in 25,000 share portions on March 30 and June 30; the remaining shares are to be issued in 25,000 portions on September 30 and December 31 during fiscal 2007. The entire expense of $82,000 was recognized in the quarter ending March 31, 2007.

During 2006, the Company issued 1,200,000 stock options to employees of the Company. These options vest evenly over the next 4 years. The Company recognized a $58,287 expense related to the options during the first quarter and a $55,304 expense during the second quarter of 2007. The remaining cost expected to be recognized if these options vest is $748,074. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 133.61 - 138.31%, risk-free interest rate of 1.5% and expected life of 60 months.

During the second quarter of 2007, the Company issued 500,000 stock options for services. The Company recognized a $187,383 expense related to the options during the first six months of 2007. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 115.76%, risk-free interest rate of 4.617% and expected life of 3 months.
During the second quarter of 2007, 249,486 options were exercised at $0.06 to $0.44 per share generating $45,889 in cash. A Director exercised 6,000 cashless options at $0.44 per share and received 1,672 shares of Common Stock valued at $0.61 per share.

In the first quarter of 2007, the Company completed private equity financing by selling 998,000 restricted shares of common stock at a discount to 18 investors, generating $449,100 in cash. In the second quarter of 2007, the Company completed private equity financing by selling 349,155 restricted shares of common stock at a discount to eight investors, generating $151,405 in cash. Cash generated from selling restricted shares during the first six months of 2007 totaled $600,505. During the six months ended June 30, 2007, finder’s fees paid related to private placements of stock totaled $7,750, and are included as general and administrative expenses in the Company’s statement of operations.

5.
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

6.
Subsequent Events. Since June 30, 2007, the Company has sold 60,000 shares of unregistered stock for $0.35 per share and 145,000 shares for $0.20 per share in private placement offerings. In addition, 150,000 options were exercised at $0.20 per share. Total proceeds to the Company were $80,000.

On July 20, 2007, the Company executed a consulting agreement with Commonwealth Associates to provide general financial consulting services and assist with capital formation to accelerate ABI’s ongoing Phase 2 clinical trials in oral warts in HIV+ patients and its Behcet’s disease study. The Company agreed to grant a 12 months stock option to purchase 1,000,000 shares of common stock at the strike price of $0.20 per share.

On July 31, 2007, a five year stock option to purchase 10,000 shares of stock at the strike price of $0.40 was granted to a Scientific Advisory Board member. The Scientific Advisory Board member released a stock option to purchase 5,000 shares of stock at the strike price of $4.00 with term expiring on October 17, 2007.

At the Annual Shareholder Meeting on June 1, 2007, the common stock shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000. The Restated Articles of Incorporation amending Article Four to change the number of shares authorized to 100,000,000 were filed on July 5, 2007 at the Office of the Secretary of State of Texas.

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

Company Goal. During the first six months of 2007, ABI focused on its goal of completing Phase 2 clinical trials for low-dose oral interferon-alpha treatment of Behcet’s disease and oral warts in HIV positive patients by the end of 2007 or the first half of 2008. The Company has obtained FDA Orphan Disease Designation for these diseases and believes this is a faster, less expensive way to obtain FDA approval of low-dose oral interferon-alpha.

Enrollment in Phase 2 Clinical Trial of Behcet’s Disease. Nobel Ilac Sanayii Ve Ticaret A.S., a leading Turkish pharmaceutical company, is funding and co-sponsoring a Behçet’s Disease Phase 2 study with ABI under an IND granted to ABI by the US FDA. Two new clinical sites (for a total of 4) were added to accelerate enrollment of 90 patients, with goal of completing the Phase 2 trial in 2007 or early 2008. Approximately 109 patients have been screened for enrollment and 68 have been started on treatment as of today’s date. The double-blind Phase 2 study is testing the efficacy of interferon lozenges versus placebo in the treatment and prevention of mouth ulcers. The treatment duration is 12 weeks. Other products used to treat mouth ulcers in Behçet’s Disease, such as corticosteroids, have significant side effects. ABI’s non-toxic oral interferon product potentially represents a substantial improvement in the treatment of the mouth ulcers suffered by virtually all Behçet’s Disease patients.

Enrollment in Phase 2 Clinical Trial of Oral Warts in HIV+ Patients.  Two new sites were added to the project in July 2007 and four more clinical sites have agreed to join the eight clinical sites that are currently approved to enroll patients in a study of HIV+ patients suffering from oral warts. These 4 new sites should start screening subjects for study inclusion in September. This placebo-controlled Phase 2 study is a follow-up to two successful studies that have already been completed. In the most recent study, 57% of HIV patients given the optimum dose of oral interferon experienced a complete or almost complete clearance of their oral warts. No products are currently approved by the FDA for this condition, so treatment of oral warts represents a unique market for ABI. As of today’s date, 22 of 80 planned subjects have been enrolled. The goal is to complete the study in the first half of 2008.

German Institute for Viral Research. During the first six months, the Company provided murine interferon to Professor Oliver Planz to be used for clinical studies of oral interferon treatment of mice challenged with H7N7 and H5N1 influenza viruses.

Idiopathic Pulmonary Fibrosis. An open-label pilot study conducted by Dr. Lorenz Lutherer of the Texas Tech University Health Sciences Center (TTUHSC) in Lubbock, TX found that 5 of 6 subjects with idiopathic pulmonary fibrosis (IPF) who were treated with orally administered IFN-alpha experienced a significant improvement in their chronic cough, a bothersome symptom that affects 80-90% of IPF patients and which has a significant negative impact on quality-of-life. In addition, treatment with oral IFN-alpha appeared to prevent or delay progression of disease in a number of IPF patients who received the therapy for 1-5 years. Publication of these results in a leading pulmonary journal is planned.

COPD.  Dr. Lorenz Lutherer, the principal investigator in the IPF study described above, received an internal “seed grant” from the TTUHSC in Lubbock, TX of approximately $20,000 to perform a double-blind, placebo-controlled study of orally administered IFN-alpha in the treatment of chronic cough in 40 patients with chronic obstructive pulmonary disease (COPD). This study is intended to expand the positive results observed by Dr. Lutherer in treating IPF patients to another significant cause of chronic cough, COPD. The study is expected to start after funds become available in the 3rd quarter of this year and will take approximately 1 year to complete.

License Partners. The Company continued to work with license partners during the first six months of 2007. CytoPharm, Inc., a Taipei, Taiwan-based biopharmaceutical company whose parent company is Vita Genomics, Inc., the largest biotech company in Taiwan, has entered into discussions with regulatory agencies in Taiwan to conduct clinical trials for oral interferon treatment of hepatitis B & C and influenza.

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

Nutraceutical Product. The Company sells anhydrous crystalline maltose (ACM) as Maxisal® to individuals and to pharmacies in the USA and to licensed distributors overseas. The company seeks to out-license Maxisal®.

Equity Funding. In the first six months, the Company completed private equity financing by selling restricted stock at a discount to 26 investors. The net proceeds to the Company were $600,505.

Results of Operations:

Revenues. During the six-month period ended June 30, 2007, $1,148 from dietary supplement sales was generated compared to revenues from dietary supplement sales for the six-month period ended June 30, 2006, of $2,245, a decrease of $1,097 or approximately 49%. In the six-month period ended June 30, 2007 a $40,000 sublicense fee was collected compared to a $30,000 sublicense fee the first six months of 2006, an increase of $10,000 or approximately 33%. There were no sales of interferon products during the first six months of 2007.

Research and Development Expenses. Research and development expenses of $243,243 were incurred for the six month period ended June 30, 2007, compared to $255,935 for the six month period ended June 30, 2006, a decrease of $12,692 (5%).

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $1,111,924 were incurred for the six-month period ended June 30, 2007, compared to $1,349,016 for the six-month period ended June 30, 2006, a decrease of $237,092 (17.6%). This expense reduction is mostly due to a $255,482 non-cash stock grant and option recognition expensed for consultants in the first six months of 2007 compared to the first six months of 2006. Excluding consultant non-cash expenses, selling, general and administrative expenses increased approximately 1.4% during the first six months of 2007 over the first six months of 2006.

Non-cash Consulting Activities. During the first quarter of 2007, the Board of Directors authorized the issuance of shares of common stock to consultants: 100,000 shares to Claus Martin on 3/5/07 ($84,000 fair value) and 100,000 shares to David Stewart on 3/30/07 ($82,000 fair value). The shares to David Stewart were issued in 25,000 share portions on March 30, June 30, and are to be issued on September 30 and December 31 during fiscal 2007. The accumulated value of the above mentioned stock for the first six months of 2007 is $166,000 for non-cash consulting compensation. During the second quarter of 2007, the Company issued 500,000 options for services. The Company recognized $187,382 expense related to the options during the second quarter of 2007. Non-cash consulting activities totaled $353,382 during the first six months of 2007. In the first six months of 2006, non-cash consulting compensation was approximately $608,864.

Net Income (Loss). As a result of the above, in the six-month period ended June 30, 2007, the Company's net loss was ($1,356,816) compared to a net loss for the six-month period ended June 30, 2006 of ($1,559,814).

Liquidity Needs: On June 30, 2007, the Company had available cash of approximately $50,138 and had a working capital deficit (current assets less current liabilities) of approximately $2,745,321. Current liabilities includes two $1 million notes plus $645,209 of accrued interest owed to Hayashibara Biochemical Laboratories, Inc. (HBL), the Company’s largest shareholder and benefactor. Assuming there is no decrease in current accounts payable, and accounting for various one-time expenses, the Company’s negative cash flow for operating activities plus equipment purchases, patent filings (burn rate) is approximately $135,000 per month. The Company's continued losses and lack of liquidity raise substantial doubt about whether the Company is able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2007 Plan.

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

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During the second quarter of 2007, the Company issued 25,000 shares of common stock registered on Form 8 to a consultant, David Stewart. The fair value of the shares ($20,500) was expensed during the first quarter of 2007.

In the three months ended June 30, 2007, the Company completed private equity financing by selling 349,155 restricted shares of common stock at a discount to eight investors. The shares are restricted and are transferable pursuant to Rule 144 promulgated under the Securities Act of 1933. The net proceeds to the Company were approximately $151,405. All shares sold were exempt from registration pursuant to Rule 506 of Regulation D, promulgated pursuant to the Securities Act of 1933. No underwriters were involved in any of the unregistered share sales and no commissions were paid. The Company paid $1,000 in finder’s fees.

	Date (2007)	Shares	Purchaser
	Issue Price	Number
1	April 3.45	2000	Jonathan & Brianne Braudt
2	April 19.45	7780	Noelle Gehm
3	April 19.45	4450	Terry Lynn Gehm
4	April 22.45	33335	Terry & Paula Gehm
5	May 16.45	111112	Bob & Karen Barnett
6	May 21.45	111112	Tom Sooy
7	May 25.45	22223	Bhushan Dandawate
8	June 21.35	57143	Griffin Family Trust
*Discounts were calculated based on the last transaction on each date.

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders was noticed and convened on June 1, 2007, to consider the election of directors, the authorization to vote proxies on other business to properly come before the meeting, and to adjourn the meeting to solicit additional votes. There were 76.92% of the outstanding shares of the Company represented at the meeting and constituting a quorum.

Proposition 1 - Election of Directors.

The following directors were elected at the meeting to serve until the next annual meeting of shareholders or until their successor shall have been duly elected and qualified:

Director No. 1 - Joseph M. Cummins - 19,531,455 shares voted in favor and 66,022 shares withheld;

Director No. 2 - Stephen Chen - 19,582,836 shares voted in favor and 14,641 withheld;

Director No. 3 - James Page - 19,574,836 shares voted in favor and 22,641 withheld;

Director No. 4 - Dennis Moore - 19,582,836 shares voted in favor and 14,641 withheld;

Director No. 5 - Thomas D’Alonzo - 19,582,836 shares voted in favor and 14,641 withheld; and

Director No. 6 - Thomas Ulie - 19,582,579 shares voted in favor and 14,898 withheld.

Proposition 2 - Approve an amendment to the Company’s articles of Incorporation to Increase the Number of Authorized Shares of Common Stock from 50,000,000 to 100,000,000.

 Proposition 2 passed by a vote of 19,346,958 shares voted in favor, 248,595 voted against, and 1,922 shares not voted due to broker abstentions.

Proposition 3 - Authorization to vote Proxies on Other Business to Properly Come Before the Meeting.

Proposition 3 passed by a vote of 19,334,376 shares voted in favor, 207,001 voted against, and 56,097 shares not voted due to broker abstentions.

Proposition 4 - Adjournment of Meeting to Solicit Additional Votes.

Proposition 4 passed by a vote of 19,420,018 shares voted in favor, 172,884 shares voted against, and 4,575 shares not voted due to broker abstentions.

No other business was transacted at the meeting.

Item 6.	Exhibits.

None.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    AMARILLO BIOSCIENCES, INC.

Date: August 10, 2007  By: /s/ Joseph M. Cummins
                    Joseph M. Cummins
                    President and Chief Executive Officer

Date: August 10, 2007  By: /s/ Gary W. Coy
                  Gary W. Coy
                    Vice President and Chief Financial Officer