Form 10QSB/A
period 2007-09-30
AMARILLO BIOSCIENCES INC
filed 2007-11-14
CIK 1014763

  United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2007

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

As of September 30, 2007 there were 27,405,080 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ___. No X .

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Amarillo Biosciences, Inc.
Balance Sheet - Unaudited
September 30, 2007

Assets
Current assets:
Cash and cash equivalents	$33,822
Other current assets	31,804
Total current assets	65,626
Property, equipment, and software, net	14,026
Patents, net	120,029
Total assets	$199,681

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$193,861
Accrued interest - related party	667,832
Notes payable - related party	2,000,000
Total current liabilities	2,861,693
Total liabilities	2,861,693
Commitments and contingencies
Stockholders' deficit
Preferred stock, $.01 par value:
Authorized shares - 10,000,000
Issued shares - none	-
Common stock, $.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares - 27,405,080	274,051
Additional paid-in capital	25,090,288
Accumulated deficit	(28,026,351)
Total stockholders' deficit	(2,662,012)
Total liabilities and stockholder's deficit	$199,681

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations - Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenues:
Dietary supplement sales	$624	$609	$1,772	$2,854
Sublicense fee revenue	-	-	40,000	30,000
Federal research grants	-	-	-	60,023
Total revenues	624	609	41,772	92,877

Operating expenses:
Cost of sales	204	-	559	-
Research and development expenses	141,351	174,371	384,593	430,306
Selling, general and administrative expenses	551,988	589,174	1,663,912	1,873,868
Total operating expenses	693,543	763,545	2,049,064	2,304,174

Operating loss	(692,919)	(762,936)	(2,007,292)	(2,211,297)

Other income (expense)
Interest expense	(22,898)	(23,062)	(67,571)	(70,193)
Interest income	159	1,295	2,389	1,295
Net loss	$(715,658)	$(784,703)	$(2,072,474)	$(2,280,195)

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.08)	$(0.10)

Weighted average shares outstanding	26,712,223	23,270,391	25,870,142	21,819,372

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows - Unaudited

	Nine months ended September 30,
	2007	2006

Net cash used in operating activities	$(1,057,740)	$(1,144,162)

Cash from investing activities
Purchases of equipment	(1,265)	(10,987)
Purchases of software	-	(1,579)
Patent expenditures	(4,411)	(13,905)
Net cash used in investing activities:	(5,676)	(26,471)

Cash from financing activities:
Proceeds from exercise of options	90,889	30,400
Proceeds from sale of common stock	792,505	1,536,585
Repayments on notes payable	-	(93,500)
Net cash provided by financing activities	883,394	1,473,485
Net increase (decrease) in cash	(180,022)	302,852
Cash and cash equivalents at beginning of period	213,844	193,315
Cash and cash equivalents at end of period	$33,822	$496,167
Supplemental disclosure of cash flow information
Cash paid for interest	$440	$3,062

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

Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

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

3.
Line of Credit. The Company has a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent. There was an outstanding balance on September 30, 2007 of $9,887, which is included in accounts payable.

4.
Equity. During 2006, the Company issued 1,200,000 stock options to employees of the Company. These options vest evenly over the next 4 years. The Company recognized a $58,287 expense related to the options during the first quarter, $55,304 expense during the second quarter and $60,270 expense during the third quarter of 2007. The remaining cost expected to be recognized if these options vest is $687,804. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 133.61 - 138.31%, risk-free interest rate of 1.5% and expected life of 60 months.

During the quarter ended March 31, 2007, the Board of Directors authorized stock grants to two consultants: 100,000 shares to Claus Martin on 3/5/07 ($84,000 fair value) and 100,000 shares to David Stewart on 3/30/07 ($82,000 fair value). The shares to David Stewart were issued in 25,000 share portions on March 30, June 30 and September 20; the remaining shares are to be issued in a 25,000 portion on December 31 during fiscal 2007. The entire expense of $82,000 was recognized in the quarter ending March 31, 2007.

In the first quarter of 2007, the Company completed private equity financing by selling 998,000 restricted shares of common stock at a discount to 18 investors, generating $449,100 in cash. In the second quarter of 2007, the Company completed private equity financing by selling 349,155 restricted shares of common stock at a discount to eight investors, generating $151,405 in cash. In the third quarter of 2007, the Company completed private equity financing by selling 930,000 restricted shares of common stock at a discount to sixteen investors, generating $192,000 in cash. Cash generated from selling restricted shares during the first nine months of 2007 totaled $792,505. During the nine months ended September 30, 2007, finder’s fees paid related to private placements of stock totaled $7,750, and are included as general and administrative expenses in the Company’s statement of operations.

In the second quarter of 2007, the Company issued 500,000 stock options for services. The Company recognized a $187,383 expense related to the options during the first six months of 2007. The fair value of each option granted is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 115.76%, risk-free interest rate of 4.617% and expected life of 3 months.

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

During the third quarter of 2007, the Company issued 1,020,000 stock options for services. The Company recognized a $363,488 expense related to the options. The fair value of the option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 95.29%, risk-free interest rate of 4.160% and expected life of 12 months. In the third quarter, the Company extended the expiration date of 275,000 stock options issued for services in the second quarter by 60 days.

In the third quarter of 2007, 225,000 options were exercised at $0.20 per share generating $45,000 in cash. In the second quarter of 2007, 249,486 options were exercised at $0.06 to $0.44 per share generating $45,889 in cash. A Director exercised 6,000 cashless options at $0.44 per share and received 1,672 shares of Common Stock valued at $0.61 per share.

5.
License and Sublicense Agreements. Sublicense fee revenue is recognized upon completion of all significant initial services provided to the licensee and upon satisfaction of all material conditions of the license agreement.  In the first quarter of 2007 ABI received a $40,000 sublicense fee. A $19,992 sublicense fee payable to HBL was included in accounts payable based on sublicense fee income earned by the Company during the first quarter of 2007. An annual $7,500 minimum cash royalty fee was paid by the Company to Texas A&M University System during the first quarter of 2007.

6.
Subsequent Events. Since September 30, 2007, the Company sold 1,310,000 shares of unregistered stock for $0.20 per share in private placement offerings. In addition, 25,000 options were exercised at $0.20 per share and 30,000 warrants have been exercised at $0.22 per share. Total proceeds to the Company were $273,600.

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

Company Goal - FDA Approval and Commercialization of Oral Interferon. The goal of Amarillo Biosciences, Inc. is to achieve regulatory approval for a safe and effective low-dose formulation of human interferon-alpha. During the first nine months of 2007, ABI focused on its goal of completing Phase 2 clinical trials for low-dose oral interferon-alpha treatment of Behcet’s disease and oral warts in HIV positive patients by the end of 2007 or the first half of 2008. The Company has obtained FDA Orphan Disease Designation for these diseases and believes this is a faster, less expensive way to obtain FDA approval of low-dose oral interferon-alpha. The Company will also focus on oral interferon-alpha treatment of the important clinical indications of chronic cough and influenza. The Company believes the potential market for chronic cough in COPD patients and influenza exceeds $2 billion in the US and Europe. It may be possible to attract a major pharmaceutical partner with good Phase 2 data on chronic cough or influenza.

Behcet’s Disease. Behcet’s disease is a serious, rare inflammatory autoimmune disease of unknown etiology. While virtually any organ system may be affected, major sites of involvement are the oral and genital mucosa and the eye. Lesions consist of recurrent painful oral ulcerations, genital ulcers, uveitis and skin lesions. Behcet’s disease impacts the day-to-day functioning of patients, including their ability to eat and speak, and general quality of life.

There have been a number of studies that have demonstrated that injectable interferon is effective in management of some aspects of Behcet’s disease. Published data indicate that oral interferon has a beneficial effect in reducing the oral lesions of recurrent aphthous stomatitis, which are similar to the oral ulcers occurring in Behcet’s disease.

Enrollment in Phase 2 Clinical Trial of Behcet’s Disease. Nobel Ilac Sanayii Ve Ticaret A.S., a leading Turkish pharmaceutical company, is funding and co-sponsoring a Behçet’s Disease Phase 2 study with ABI under an IND granted to ABI by the US FDA. Two new clinical sites (for a total of four) were added to accelerate enrollment of 90 patients, with goal of completing the Phase 2 trial in 2007 or early 2008. Approximately 117 patients have been screened for enrollment and 80 have been started on treatment as of today’s date. The double-blind Phase 2 study is testing the efficacy of interferon lozenges versus placebo in the treatment and prevention of mouth ulcers. The treatment duration is 12 weeks. Other products used to treat mouth ulcers in Behçet’s Disease, such as corticosteroids, have significant side effects. ABI’s non-toxic oral interferon product potentially represents a substantial improvement in the treatment of the mouth ulcers suffered by virtually all Behçet’s Disease patients.

Oral Warts in HIV+ Patients. Warts are hyperplastic lesions of the oral soft tissues which are progressive, persistent and recur frequently. Caused by papillomavirus, warts may be a pre-cursor to oral cancer. The incidence of oral warts in the HIV+ population has increased with the wide-spread use of highly active anti-retroviral therapy (HAART). WHO estimates that 39.5 million people are currently infected with HIV/AIDS in 2006, including 4.3 million newly infected. The HIV+ population in the US is estimated at 1.2 million. The Company estimates the prevalence of oral warts in the US HIV+ population is approximately 5% or 70,000.

Two previous studies demonstrated the ability of interferon alpha lozenges to reduce oral wart load in HIV-positive patients. If, as anticipated, ABI’s new study demonstrates the efficacy and safety of this treatment regimen, ABI intends to conduct a Phase 3 study before filing an NDA, seeking marketing approval for interferon alpha lozenges in the treatment of oral warts in HIV-positive patients.

Enrollment in Phase 2 Clinical Trial of Oral Warts in HIV+ Patients. The Company launched a placebo-controlled, Phase 2 study in the 1st quarter of 2007. The protocol covers a 24-week, 80-patient proof-of-concept study in which 20 patients will receive placebo and 60 will receive active treatment at 1500 IU per day. Study enrollment should be completed by the first quarter of 2008. If the current study is successful, a Phase 3 trial to confirm safety and efficacy will be launched in 2008. As of today, 30 oral warts patients have been enrolled at 8 active clinical sites. An additional four investigators have committed to the study and are in the process of obtaining IRB approval. AMAR expects all four sites to be up and running by the end of November 2007. With a total of 12 sites, each investigator will need to average only seven patients in order to complete our target enrollment of 80.

Influenza. About 20% of children and 5% of adults worldwide develop symptomatic influenza each year. Most influenza infections are spread by virus-laden respiratory droplets through coughing and sneezing. Occasionally, influenza is transmitted to people by pigs or birds. Highly contagious, acute respiratory illness known as influenza has caused pandemics of humans and animals for centuries. The Company estimates that the worldwide incidence of influenza each year is 10%, excluding epidemics and pandemics.

Influenza - German Institute for Viral Research. During the first nine months of 2007, the Company provided murine interferon to Professor Oliver Planz to be used for clinical studies of oral interferon treatment of mice challenged with H7N7 and H5N1 influenza viruses. Influenza data is expected later this year.

Influenza - University of Western Australia. Dr. Manfred Beilharz, the Head of the 2005 Nobel Prize-winning Department of Microbiology and Immunology, the University of Western Australia in 2006 completed animal studies of influenza prophylaxis using oral interferon. Mice treated with 100 IU of oral interferon per day before and after a lethal influenza challenge survived compared to placebo treated mice. The Company plans to start a Phase 2 human clinical trial in Perth, Australia in the second quarter of 2008.

Chronic Cough - Idiopathic Pulmonary Fibrosis. Idiopathic Pulmonary Fibrosis (IPF) is a chronic inflammatory fibrotic disorder localized to the lower respiratory tract and characterized by inflammation of the alveoli (where oxygen is exchanged for carbon dioxide). The disease usually presents as dyspnea (shorting of breath) on exertion, the chest x-ray shows diffuse infiltrates, and analysis of lung function reveals restrictive abnormalities.

Oral interferon was tested by Dr. Lorenz Lutherer at Texas Tech University Health Science Center in Lubbock for the treatment of patients with IPF. This IPF study was funded by a grant from the State of Texas, and the first patient was enrolled over five years ago. The study enrolled 18 subjects who received 150 IU of interferon three times daily. The subjects were evaluated with pulmonary function tests quarterly and chest x-rays and high resolution computed tomography (HRCT) annually.

A manuscript concerning the results of the study is in the final stages of preparation and will be submitted to a peer-reviewed scientific journal. Dr. Lutherer’s conclusions from this study are the following:

1)  Treatment with low-dose, oral interferon was tolerated by patients without side effects.

2)  Retrospective data suggest that this treatment leads to a rapid and significant reduction in the cough associated with IPF, resulting in improved quality of life.

3)  All subjects had severely compromised lung function on study entry. Most of the 12 subjects who completed at least 12 months of treatment had stable or minimally progressive disease.

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

Chronic Cough - COPD. Chronic obstructive pulmonary disease (COPD) is a clinical condition with a progressive airflow limitation that is poorly reversible and characteristic of chronic bronchitis and emphysema. The causes of COPD include tobacco smoke, occupational dusts, chemicals, vapors and environmental pollutants. COPD occurs in approximately 10% of the population over the age of 40. People with COPD usually experience depression. There are no effective therapies for emphysema, nor are there efficient clinical management strategies.

Oral interferon treatment of cough in COPD patients is expected to improve quality-of-life. In the idiopathic pulmonary fibrosis study above, oral interferon treatment of patients resulted in significant improvement in their chronic cough. In study of subjects with Sjogren’s Syndrome, it was noted that chronic dry cough was relieved by oral interferon therapy. Chronic cough in horses with COPD (called inflammatory airway disease) was relieved by oral interferon, but not placebo. These 3 observations provide support for conducting a study of oral interferon on coughing in people with COPD.

Dr. Lorenz Lutherer of Texas Tech University, the principal investigator of the IPF study discussed above, has obtained university funding for a Phase 2 proof-of-concept study to evaluate orally administered IFNα in the treatment chronic cough in COPD patients. This experimental clinical study will be a randomized, double-blind, placebo-controlled, parallel trial in which 40 eligible volunteers with COPD-associated chronic cough will be randomly assigned to one of two groups in equal numbers to receive either IFNα or placebo. Treatment will be given three times daily for 4 weeks, and patients will be followed for 4 weeks post-treatment to assess durability of response. The study will evaluate the ability of IFNα to reduce the frequency and severity of chronic cough in COPD patients. The study will launch in the next 30 days with conclusion targeted for the second quarter of 2008. With funding, 10 subjects with IPF can be added to this study to confirm the beneficial effects reported from the pilot trial discussed above.

License Partners. The Company continued to work with license partners during the first nine months of 2007. CytoPharm, Inc., a Taipei, Taiwan-based biopharmaceutical company whose parent company is Vita Genomics, Inc., the largest biotech company in Taiwan, has entered into discussions with regulatory agencies in Taiwan to conduct clinical trials for oral interferon treatment of hepatitis B & C and influenza.

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

Equity Funding. In the first nine months, the Company completed private equity financing by selling restricted stock at a discount to 37 investors. The net proceeds to the Company were $792,505.

Results of Operations:

Revenues. During the nine-month period ended September 30, 2007, $1,772 from dietary supplement sales was generated compared to revenues from dietary supplement sales for the nine-month period ended September 30, 2006, of $2,854, a decrease of $1,082 or approximately 38%. In the nine-month period ended September 30, 2007 a $40,000 sublicense fee was collected compared to a $30,000 sublicense fee the first nine months of 2006, an increase of $10,000 or approximately 33%. There were no sales of interferon products during the first nine months of 2006 or 2007.

Research and Development Expenses. Research and development expenses of $384,593 were incurred for the nine month period ended September 30, 2007, compared to $430,306 for the nine month period ended September 30, 2006, a decrease of $45,713 (11%).

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $1,663,912 were incurred for the nine-month period ended September 30, 2007, compared to $1,873,868 for the nine-month period ended September 30, 2006, a decrease of $209,956 (11%). This is mostly due to $125,551 of lower personnel costs and $230,121 of lower professional fees in 2007. The lower personnel costs and professional fees were partially offset by a $138,519 increase in public relations, investor relations and shareholder relations costs in 2007.

Non-cash Consulting Activities. During the first quarter of 2007, the Board of Directors authorized the issuance of shares of common stock to consultants: 100,000 shares to Claus Martin on 3/5/07 ($84,000 fair value) and 100,000 shares to David Stewart on 3/30/07 ($82,000 fair value). The shares to David Stewart were issued in 25,000 share portions on March 30, June 30, September 30 and are to be issued on December 31 during fiscal 2007. The accumulated value of the above mentioned stock for the first nine months of 2007 is $166,000 for non-cash consulting compensation. During the second quarter of 2007, the Company issued 500,000 options for services. The Company recognized $187,382 expense related to the options during the second quarter of 2007. During the third quarter of 2007, the Company issued 1,000,000 options for services. The Company recognized $363,488 expense related to this option during the third quarter of 2007. Non-cash consulting activities totaled $716,870 during the first nine months of 2007. In the first nine months of 2006, non-cash consulting compensation was $743,458.

Net Income (Loss). As a result of the above, in the nine-month period ended September 30, 2007, the Company's net loss was ($2,072,474) compared to a net loss for the nine-month period ended September 30, 2006 of ($2,280,195).

Liquidity Needs: On September 30, 2007, the Company had available cash of approximately $33,822 and had a working capital deficit (current assets less current liabilities) of approximately $2,796,067. Current liabilities includes two $1 million notes plus $667,832 of accrued interest owed to Hayashibara Biochemical Laboratories, Inc. (HBL), the Company’s largest shareholder and benefactor. Assuming there is no decrease in current accounts payable, and accounting for various one-time expenses, the Company’s negative cash flow for operating activities plus equipment purchases, patent filings (burn rate) is approximately $118,157 per month. The Company's continued losses and lack of liquidity raise substantial doubt about whether the Company is able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2007 Plan.

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

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During the third quarter of 2007, the Company issued 25,000 shares of common stock registered on Form 8 to a consultant, David Stewart. The fair value of the shares ($20,500) was expensed during the first quarter of 2007.

In the three months ended September 30, 2007, the Company completed private equity financing by selling 930,000 restricted shares of common stock at a discount to sixteen investors. The shares are restricted and are transferable pursuant to Rule 144 promulgated under the Securities Act of 1933. The net proceeds to the Company were approximately $192,000. All shares sold were exempt from registration pursuant to Rule 506 of Regulation D, promulgated pursuant to the Securities Act of 1933. No underwriters were involved in any of the unregistered share sales and no commissions were paid.

	Date (2007)	Shares	Purchaser
	Issue Price	Number
1	July 17.35	40,000	Pablo Kaufmann
2	July 25.20	20,000	Jake Richards
3	July 31.20	100,000	Thomas Ulie
4	August 6.20	25,000	Gretchen Coy Trust
5	August 17.20	75,000	Joan Kanter
6	August 17.20	75,000	Francine Garofalo
7	August 16.20	35,000	S. H. Webster
8	August 20.20	10,000	Jack Nunley
9	August 20.20	75.000	Stephen Chen
10	August 31.20	100,000	Dennis Moore
11	September 4.20	15,000	Thomas D’Alonzo
12	September 14.20	50,000	Gordon Segal
13	September 14.20	10,000	Kris Creek
14	September 24.20	25,000	Gaskill Family Trust
15	September 25.20	250,000	SDP Investments, Ltd.
16	September 28.20	25,000	Bryan & Tammy Kerr
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

AMARILLO BIOSCIENCES, INC.

Date: November 13, 2007              By: /s/ Joseph M. Cummins
                                    Joseph M. Cummins
                                    President and Chief Executive Officer

Date: November 13, 2007              By: /s/ Gary W. Coy
                                    Gary W. Coy
                                    Vice President and Chief Financial Officer