Form 10KSB
period 2007-12-31
AMARILLO BIOSCIENCES INC
filed 2008-03-26
CIK 1014763

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-KSB
(Mark One)
[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the Fiscal Year Ended December 31, 2007

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] Commission File Number 0-20791
AMARILLO BIOSCIENCES, INC. (Name of small business issuer in its charter)
	Texas (State of other jurisdiction of incorporation or organization)	75-1974352 (I.R.S. Employer Identification No.)
	4134 Business Park Drive, Amarillo, Texas (Address of principal executive offices)	79110-4225 (Zip Code)
	Issuer’s telephone number, including area code:	(806) 376-1741
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

Revenues for its most recent fiscal year were $70,069.

As of December 31, 2007, there were outstanding 29,465,261 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of 24,290,281 shares of common stock held by non-affiliates of the registrant (based on the average closing price for the common stock on the OTC BB.AMAR for the 60 trading days ended March 20, 2008) was approximately, $7,501,972.

PART I

The following contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in “Management’s 2008 Plan of Operations” as well as those discussed elsewhere in this Form 10-KSB. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-KSB.

ITEM 1.	DESCRIPTION OF BUSINESS.

General

Amarillo Biosciences, Inc. (the “Company” or “AMAR”), a Texas corporation formed in 1984, is engaged in developing biologics for the treatment of human and animal diseases.  We have a proprietary technology for a less toxic method of administration of interferon, low-dose oral interferon, in FDA Phase 2 clinical trials.  Injectable interferon is an immune modulator used to treat viral and autoimmune diseases and cancer with a $5 billion market even though side effects are often moderate to severe.

Interferon was discovered in 1957 when scientists isolated a protein inhibiting influenza virus in chicken embryos, so the first virus known to be inhibited by interferon was influenza.  Injectable interferons are approved by the FDA for treatment of various cancers, infectious diseases and multiple sclerosis.

Interferon is a powerful immunomodulating protein with action on major organ systems.  It has been assumed that, for interferon to be effective, it must reach a high blood level, which is achieved by injecting doses above a million International Units (IU) to counteract the kidney’s efficient clearance of interferon from the blood.  These high-dose injections of interferon frequently cause moderate to severe side effects.

Our product is a natural human interferon alpha administered into the oral cavity in low doses (150 to 500 IU) as a small tablet (lozenge) which dissolves in the mouth. Interferon binds to surface (mucosal) cells in the mouth and throat resulting in stimulation of immune mechanisms.  Orally delivered interferon has been shown to activate hundreds of immune system genes in the peripheral blood.  Human studies have shown that oral interferon is effective against viral and autoimmune diseases. Oral interferon is given in concentrations 10,000 times less than that given by injection, so side effects are eliminated or rare.

Our goal is to achieve FDA approval for an oral formulation of natural human interferon alpha to 1) treat and prevent influenza, 2) treat other viral diseases, 3) treat autoimmune diseases, and 4) treat chronic cough.

We are currently focused on low-dose oral interferon alpha treatment of chronic cough, influenza and oral warts (human papillomavirus) in HIV+ patients.   Pharma partners are focused on low-dose oral interferon alpha treatment of Behcet’s disease, hepatitis C and influenza.  We believe that significant worldwide opportunities exist for the development of low-dose orally administered natural interferon alpha as a cost-effective, non-toxic, efficacious alternative to the treatment of diseases by injection of high doses of interferon alpha. In addition, the Company believes that low-dose orally administered natural human interferon alpha will be an effective treatment for diseases or conditions for which current therapies are inadequate.

The Company owns or licenses 1 pending and 12 issued United States patents relating to the use or composition of low-dose oral natural interferon alpha and one patent on the dose formulation of our dietary supplement. The Company has filed with the U.S. Food and Drug Administration (“FDA”), and there now are in effect, six active Investigational New Drug (“IND”) applications covering indicated uses for low-dose oral interferon alpha, including treatment of Behçet’s disease, chronic cough, oral warts in HIV+ patients, hepatitis C, influenza and HIV infection.

Our objective is to exploit our proprietary technology to become a leader in the field of low-dose oral applications of interferon alpha. Our business strategy is to pursue those indications for low-dose oral interferon alpha treatment for which initial clinical research has indicated the treatment is efficacious and which, in our opinion, have the greatest commercial potential and are most likely to be approved by the FDA.  We will attempt to gain market share for approved products by forming alliances with strong marketing partners.

We have one part-time and six full-time employees.  We make extensive use of consultants in business and research and development.  Governmental or FDA approval is required for our principal products.  Our progress toward approval is discussed under each specific indication, below.

Low-Dose Oral Interferon Alpha – FDA Clinical Trials Status

Influenza – FDA Phase 2 to start

Influenza (the flu) is a contagious respiratory illness caused by influenza viruses.  It can cause mild to severe illness, and at times can lead to death.  Influenza usually starts suddenly and may include the following symptoms: 1) fever (usually high), 2) headache, 3) tiredness (can be extreme), 4) cough, 5) sore throat, 6) runny or stuffy nose, 7) body aches, and 8) digestive problems such as diarrhea, nausea and vomiting.  Complications of flu can include bacterial pneumonia, ear infections, sinus infections, dehydration, and worsening of chronic medical conditions, such as congestive heart failure, asthma, or diabetes.

Flu viruses spread mainly from person to person through coughing or sneezing.   Sometimes people may become infected by touching something with flu viruses on it and then touching their mouth or nose.  Most healthy adults may be able to infect others beginning 1 day before symptoms develop and up to 5 days after becoming sick.  That means that a person may be able to pass on the flu to someone else before they know they are sick, as well as while they are sick.

Influenza A viruses are divided into subtypes based on 2 proteins on the surface of the virus: the hemagglutinin (H) and the neuraminidase (N).  There are 16 different H subtypes and 9 different N subtypes, all of which have been found among influenza A viruses in wild birds.  Wild birds are the primary natural reservoir for all subtypes of influenza A viruses and are thought to be the source of influenza A viruses in all other animals.  Most influenza viruses cause asymptomatic or mild infection in birds; however, the range of symptoms in birds varies greatly depending on the strain of virus.  Infection with certain avian influenza A viruses (for example, some strains of H5 and H7 viruses) can cause widespread disease and death among some species of wild and especially domestic birds such as chickens and turkeys.

Pigs can be infected with both human and avian influenza viruses in addition to swine influenza viruses.  Infected pigs get symptoms similar to humans, such as cough, fever and runny nose.  Because pigs are susceptible to avian, human and swine influenza viruses, they potentially may be infected with influenza viruses of different species (e.g., ducks and humans) at the same time.  If this happens, it is possible for the genes of these viruses to mix and create a new virus.  For example if a pig were infected with a human influenza virus and an avian influenza virus at the same time, the viruses could mix (reassort) and produce a new virus with most of the genes from the human virus, but a hemagglutinin and/or neuraminidase from the avian virus.  The resulting new virus would likely to be able to infect humans and spread from person to person, but it would have surface proteins (hemagglutinin and/or neuraminidase) not previously seen in influenza viruses that infect humans.  This type of major change in the influenza A viruses is known as antigenic shift.  Antigenic shift results when a new influenza A subtype to which most people have little or no immune protection infects humans.  If this new virus causes illness in people and can be transmitted easily from person to person, an influenza pandemic can occur.

Influenza A viruses are found in many different animals, including ducks, chickens, pigs, whales, horses and seals.  Influenza B viruses circulate widely only among humans. While it is unusual for people to get influenza infections directly from animals, sporadic human infections and outbreaks caused by certain avian influenza A viruses have been reported.

A number of natural outbreak or challenge studies indicate that low doses of IFNα given orally and/or intranasally are safe and effective at treating human flu.  IFNα administered intranasally coats the oropharynx and comes in contact with the same receptors as IFNα administered orally.  Leukocyte interferon was given in low doses intranasally for 3 consecutive days to 374 subjects “at the height” of an influenza outbreak.  Interferon-treated subjects had less severe illness than 382 subjects given placebo.  When interferon was given to 320 subjects “before” the influenza outbreak, these subjects had less illness than the 317 subjects given placebo.  It was reported that the interferon treatment was free of adverse events.

In 1969, approximately 14,000 people in Moscow participated in controlled studies of placebo versus interferon treatment during a natural outbreak of Hong Kong influenza.  Interferon (about 128 units) or placebo was dripped into the nose daily for 5 days starting about the time of the first reported influenza cases.  Interferon treatment significantly (P<0.01) reduced the number of influenza cases.

Intranasal drops of human interferon alpha (5,000 units daily) given for 4 months reduced the frequency and severity of diseases due to influenza A (H3N2 and H1N1) and parainfluenza virus.  Data was collected on 83 volunteers in the study.  Fever occurred in 6 of 40 volunteers given interferon and in 15 of 43 volunteers given placebo (P<0.01).  Subjective symptoms such as headache, cough, fatigue, anorexia, myalgia, etc. occurred in 34% of volunteers given interferon and in 67% of volunteers given placebo (P<0.01).

In 1982, it was reported that human leukocyte interferon (10,000 units/day) or placebo was dripped into the nostrils of 27 children daily for 60 days.  The children lived in an orphanage where natural outbreaks of influenza A and influenza B occurred during the treatment period.  Interferon did not prevent illness but significantly reduced the duration of fever and reduced the main peak fever.  Clinical manifestations of influenza were milder in children given interferon compared to placebo.  Adverse events due to interferon therapy were not observed.26

During influenza epidemics in 1983, 1984 and 1985, 140 children were treated with a spray of natural human interferon alpha into the nose and mouth twice daily for 3-4 days.  The total daily dose was reported to be 700-1600 units.  The 53 control children were given traditional Chinese herbs.  Children given interferon had a significantly (P<0.01) faster normalization of temperature at 24, 36 and 48 hours after the first treatment.  The clinicians reported that pharyngitis and lymphadenosis of the posterior pharynx improved when fever subsided.

Low doses of interferon probably do not have a direct antiviral effect but instead exert an immune modulatory effect through interferon stimulated genes.  Influenza studies conducted in the USA, Australia and Germany have shown that oral interferon protects mice against an otherwise fatal influenza infection.  In February 2008, the Company filed an IND application with the FDA and plans to launch a Phase 2 clinical study for the 2008 - 2009 influenza season.

Oral Warts in HIV+ Patients – FDA Phase 2 ongoing

Oral warts are lesions in the mouth caused by the human papillomavirus. The FDA has granted Orphan Drug Designation to AMAR for interferon in the treatment of oral warts in HIV+ patients. In Phase 1/2 clinical studies of 36 HIV+ patients with multiple oral warts who were receiving highly active antiretroviral therapy (HAART), efficacy of oral interferon was observed when some subjects achieved a complete or nearly complete regression of their warts.

The Company launched a placebo-controlled, Phase 2 study in the 1st quarter of 2007. The protocol covers a 24-week, 80-patient study in which 20 patients are receiving placebo and 60 are receiving active treatment at 1500 IU per day.  If the current study is successful, a Phase 3 trial to confirm safety and efficacy will be launched in 2009. As of today, 40 oral warts patients have been enrolled at 12 active clinical sites.  Enrollment of a further 40 patients at a cost of approximately $120,000 is anticipated by the end of the second quarter of 2008.

Chronic Cough – COPD – FDA Phase 2 to start

Chronic obstructive pulmonary disease (COPD) is a clinical condition with a progressive airflow limitation that is poorly reversible and characteristic of chronic bronchitis and emphysema.

The causes of COPD include tobacco smoke, occupational dusts, chemicals, vapors and environmental pollutants.  COPD occurs in approximately 10% of the population over the age of 40.  There are no effective therapies for emphysema, nor are there efficient clinical management strategies.  Oral interferon treatment of cough is expected to improve quality of life of COPD patients.

Dr. Lorenz Lutherer of Texas Tech University has obtained university funding for a proof-of-concept study to evaluate orally administered IFNα in the treatment chronic cough in COPD patients. This experimental clinical study will be a Phase 2 randomized, double-blind, placebo-controlled, parallel trial in which 40 eligible volunteers with COPD-associated chronic cough will be randomly assigned to one of two groups in equal numbers to receive either IFNα or placebo. Treatment will be given three times daily for 4 weeks, and patients will be followed for 4 weeks post-treatment to assess durability of response. The study will evaluate the ability of IFNα to reduce the frequency and severity of chronic cough in COPD patients. The study will launch in the next 30 days with conclusion targeted for the third quarter of 2008.  With additional funding, some subjects with Idiopathic Pulmonary Fibrosis (IPF) can be added to this study to confirm the beneficial effects reported by Dr. Lutherer from a pilot study of low-dose oral interferon treatment of patients with IPF.

In study of subjects with Sjogren’s syndrome, it was noted that chronic dry cough was relieved by oral interferon therapy.  Chronic cough in horses with COPD (called inflammatory airway disease) was relieved by oral interferon, but not placebo.  These 2 observations provide additional support for conducting a study of oral interferon on chronic coughing in COPD.

Behcet’s Disease -  FDA Phase 2 ongoing (See Strategic Alliance with Nobel below)

Hepatitis C – FDA Phase 2 to start (See Strategic Alliance with Cytopharm below)

Strategic Alliance with HBL

Hayashibara Biochemical Laboratories, Inc. (“HBL”) was established in 1970 to engage in research and development regarding the manufacture and clinical application of interferon and other cytokines. It is a subsidiary of Hayashibara Company, Ltd., a privately-owned Japanese holding corporation with diversified subsidiaries. For more than 130 years the Hayashibara Company, Ltd. and its predecessors have been applying microbiological technology in the starch industry for the production of maltose and other sugars.

In 1981, HBL established the Fujisaki Institute to accelerate development of industrial methods for the production of biologics and to sponsor clinical trials for such products. In 1985, HBL built the Fujisaki Cell Center to support basic research. In 1987, HBL successfully accomplished the mass production of human cells in an animal host by producing human cells in hamsters. This made it possible to economically produce a natural form of human interferon alpha and other biologics. HBL also has developed and obtained patents for technology relating to the production of interferon alpha-containing lozenges by which the stability of the interferon alpha activity can be maintained for up to 24 months at room temperature and up to five years if the product is refrigerated. The Company believes that the use of such lozenges gives it advantages over competitive technologies in terms of cost, taste and ease of handling. On March 13, 1992, the Company entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the

“Development Agreement”). Such Development Agreement was subsequently amended on January 17, 1996; May 10, 1996; and September 7, 2001.  The current expiration date of the Development Agreement is March 12, 2011, at which time it will automatically renew for an additional three (3) years, unless the parties agree otherwise. Among other things, the Development Agreement provides the Company with a source of natural human interferon alpha for use in the Company’s interferon alpha-containing products. Additional information on the Development Agreement is set forth in Note 4 to the Financial Statements attached to this 10-KSB.

Strategic Alliance with Nobel – Behcet’s Disease

The Company signed a licensing and supply agreement in September 2004 with a leading Turkish pharmaceutical company, NOBEL ILAC SANAYII VE TICARET A.S. (“NOBEL”), providing the rights to oral low-dose interferon-alpha for the treatment of Behçet’s disease in Turkey and in Azerbaijan, Bosnia & Herzegovina, Bulgaria, Croatia, Georgia, Kazakhstan, Kyrghyzstan, Macedonia, Romania, Russia, Saudi Arabia, Slovenia, Tajikistan, Turkmenistan, Uzbekistan, and Federal Republic of Yugoslavia.

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

Under the terms of the agreement, AMAR and NOBEL will conduct Behçet’s disease studies in Turkey under an IND submitted by AMAR to the U.S. FDA.  U.S. FDA approval will be sought and this FDA approval will be owned by AMAR, but will be used by NOBEL to seek regulatory approval in each country of the Territory.

NOBEL has concluded enrollment in a Phase 2 study in Turkey with 84 Behcet’s disease patients randomized out of an initial target of  90.  Clinical results are expected in the second quarter of 2008.  If the Phase 2 data are encouraging, then NOBEL will conduct a Phase 3 study before a New Drug Application (NDA) can be submitted to the US FDA.

Strategic Alliance with Bumimedic - Influenza

On January 19, 2006, AMAR announced that it had entered into a distribution agreement with Bumimedic (Malaysia) Sdn. Bhd, a Malaysian pharmaceutical company that is a part of the Antah HealthCare Group, to market AMAR’s low-dose interferon (natural human IFN) in Malaysia.  Bumimedic will seek registration for AMAR’s natural human IFN and commence marketing the product after approval. The terms of the agreement call for Bumimedic to manufacture lozenges from AMAR’s bulk natural human IFN (which is supplied by Hayashibara Biochemical Laboratories); package the lozenges and distribute them to local hospitals, pharmacies and clinics in Malaysia.  Pursuant to the agreement, AMAR will receive an initial license fee upon execution of the agreement and will receive milestone payments, upon regulatory approval, and upon production.

AMAR will also receive a royalty on the sale of the natural human IFN. This agreement was made possible through the Company’s previously announced relationship with Dr. Claus Martin, President and CEO, Gessellschaft Fur Medizinisch and Technische Investionen mbH & CoKG. (GMTI), a privately held German venture capital group.   Bumimedic representatives are expected to meet with the Company in June 2008 to discuss  a protocol for a study in influenza to be carried out in Malaysia.

Strategic Alliance with CytoPharm – Hepatitis C

In November 27, 2006, AMAR announced that it had entered into a License and Supply Agreement with CytoPharm, Inc., a Taipei, Taiwan-based biopharmaceutical company whose parent company is Vita Genomics, Inc., the largest biotech company in Taiwan specializing in pharmaco-genomics and specialty Clinical Research Organization. Under the terms of the Agreement, CytoPharm and its subsidiary will conduct all clinical trials, and seek to obtain regulatory approvals in both China and Taiwan (the Territory) to launch AMAR’s low dose oral interferon in the Territory for influenza, hepatitis B and hepatitis C indications. According to the Agreement, CytoPharm will make payments to AMAR upon reaching certain milestones and will also pay royalties on low dose oral interferon sales in the Territory.  Enrollment of 144 subjects with hepatitis C in a Phase 2 clinical trial in Taiwan is expected by CytoPharm to begin in the 3rd quarter of 2008.

Publishing

A manuscript entitled “Protection From Lethal Influenza Virus Challenge by Oral Type 1 Interferon” was published online by the Biochemical & Biophysical Research Communication in February 12, 2007.

Patents and Proprietary Rights

Since its inception, AMAR has worked to build an extensive patent portfolio for low-dose orally administered interferon. This portfolio consists of patents with claims that encompass method of use or treatment, composition of matter and manufacturing.  AMAR presently owns or licenses 12 patents and two pending patents related to low-dose orally delivered interferon, and one issued patent on AMAR’s dietary supplement. AMAR has vigorously enforced its patent position in the past, resulting in successful settlement. There are no current patent litigation proceedings involving AMAR.

Cost of Compliance with Environmental Regulations

The Company incurred no costs to comply with environment regulations in 2007.

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

Research and Development

During the years ended December 31, 2007 and 2006, the Company incurred research and development expenses of $530,867 and $535,075, respectively. Research and development is expected to remain a significant component of the Company’s business. The Company has arranged for others, at their cost, to perform clinical research and intends to continue to do so while utilizing its staff for monitoring such research. See also ITEM 6, “MANAGEMENT’S 2008 PLAN OF OPERATIONS - Research and Development”.

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

Proposition 1 – Election of Directors.

The following directors were elected at the meeting to serve until the next annual meeting of shareholders or until their successor shall have been duly elected and qualified:

Director No. 1 – Joseph M. Cummins – 19,531,455 shares voted in favor and 66,022 shares withheld;

Director No. 2 – Stephen Chen – 19,582,836 shares voted in favor and 14,641 withheld;

Director No. 3 – James Page – 19,574,836 shares voted in favor and 22,641 withheld;

Director No. 4 – Dennis Moore – 19,582,836 shares voted in favor and 14,641 withheld;

Director No. 5 – Thomas D’Alonzo – 19,582,836 shares voted in favor and 14,641 withheld; and

Director No. 6 – Thomas Ulie – 19,582,579 shares voted in favor and 14,898 withheld.

Proposition 2 – Approve an amendment to the Company’s articles of Incorporation to Increase the Number of Authorized Shares of Common Stock from 50,000,000 to 100,000,000.

Proposition 2 passed by a vote of 19,346,958 shares voted in favor, 248,595 voted against, and 1,922 shares not voted due to broker abstentions.

Proposition 3 – Authorization to vote Proxies on Other Business to Properly Come Before the Meeting.

Proposition 3 passed by a vote of 19,334,376 shares voted in favor, 207,001 voted against, and 56,097 shares not voted due to broker abstentions.

Proposition 4 – Adjournment of Meeting to Solicit Additional Votes.

Proposition 4 passed by a vote of 19,420,018 shares voted in favor, 172,884 shares voted against, and 4,575 shares not voted due to broker abstentions.

No other business was transacted at the meeting.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The Company is presently traded on the OTC Bulletin Board under the symbol AMAR. The range of high and low bids as quoted on the OTC Bulletin Board for each quarter of 2007 and 2006 was as follows:
	2007		2006
Quarter	High	Low	High	Low
First	$1.08	$0.59	$1.73	$0.39
Second	0.92	0.55	1.64	0.72
Third	0.62	0.36	0.89	0.66
Fourth	0.50	0.22	0.90	0.46

The quotations reflect inter-dealer bids without retail markup, markdown, or commission, and may not represent actual transactions.  As of December 31, 2007, the Company had approximately 1,600 shareholders of record.

During 2007 there were 45 sales of the unregistered common stock of the Company by private placement, raising $1,154,506 in cash.  Of those purchases, 11 were by individuals who were not accredited investors within the meaning of Rule 501 of Regulation D, promulgated under the U.S. Securities Act of 1933, and 34  purchases were made by accredited investors.  Of these sales, 1,290,012 shares were sold for $0.45 per share; 97,143 shares were sold for $0.35 per share; and 2,700,000 shares were sold for $0.20 per share.  The foregoing private placements were conducted in reliance on Rule 506, promulgated under Section 4(2) of the Securities Act of 1933.

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

Overview

The Company continues to engage in research and development activities focused on developing biologics for the treatment of human and animal diseases. The Company has not commenced any significant product commercialization and, until such time as it does, will not generate significant product revenues. The Company’s accumulated deficit has increased, from $25,953,878 at December 31, 2006 to $28,459,951 at December 31, 2007.  Operating losses are expected to continue for the foreseeable future and until such time as the Company is able to attain sales levels sufficient to support its operations.

In 2008 the Company will continue its research and development activities, as well as the activities necessary to develop commercial partnerships and licenses. The Company’s expenditure of financial resources in 2008 will fall principally into five broad categories, as follows: Research and Development; Personnel; Consulting and Professional (except legal and accounting); Legal and Accounting; and Public Relations, Investor Relations and Shareholder Relations.

Liquidity and Capital Resources

At December 31, 2007, the Company had available cash of $47,184, and had a working capital deficit of ($2,702,104).  The Company’s negative cash flow from operating activities plus equipment purchases, software purchases and patent filings (burn rate) is approximately $119,000 per month.  The Company’s continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company’s ability to generate sufficient cash flow to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2008 Plan. The Company is presently negotiating with human health commercial development partners in various regions of the world. The Company believes that one or more of these agreements will be executed during 2008. These agreements could generally include provisions for the commercial partner to pay us a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to us upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds. However, there can be no assurance that the Company will be successful in obtaining additional funding from human health commercial development partners, institutional or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

Total outstanding current liabilities stayed approximately the same with approximately $2.78 million at December 31, 2007, as compared to approximately $2.75 million at December 31, 2006.

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

Comparison of results for the fiscal year ended December 31, 2007, to the fiscal year ended December 31, 2006.

Revenues.  During the fiscal year ended December 31, 2007, $70,069 from product sales, sublicense fees and royalties was generated compared to $73,919 for the fiscal year ended December 31, 2006,  a decrease of $3,850 or approximately 5.2%.  Revenue from federal research grants during the fiscal year ended December 31, 2006 was $60,023.  No federal research grant funds were received in 2007.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses of $1,956,838 were incurred for the fiscal year ended December 31, 2007, compared to $2,288,045 for the fiscal year ended December 31, 2006, a decrease of $331,177 or approximately 14%.   Salaries and wages were $84,604 lower in 2007.   Most of the reduction in salaries and wages can be accounted for by employee stock grant, options and accrued vacation expenses that were $70,606 lower in 2007. Fund raising fees were $91,043 lower in 2007 than 2006 since private placement stock sales were lower in 2007.  Professional fees were $115,378 lower in 2007.

Non-Cash Consulting Activities. During the year ended December 31, 2007, 200,000 shares of restricted stock were issued to consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance and FASB rules, a non-cash consulting expense of $166,000 was recorded.   During 2006, 87,309 shares of restricted common stock were issued to consultants in lieu of cash payments and a non-cash consulting expense of $49,835 recorded for the issuance of these shares.  During 2007, the Company issued 1,610,000 options and warrants to consultants and recognized expense of $644,723.  During 2006, the Company issued 945,500 options to consultants and recognized expense of $737,863.

In the third and fourth quarter of 2007, consultants exercised 350,000 options for $.20 per share, generating $70,000.  In the second quarter of 2006, consultants exercised 250,000 options for $0.10 per share, generating $25,000 in cash. The rest of the options and warrants issued to consultants have not been exercised.

Research and Development Expenses.  Research and Development expenses of $530,867 were incurred for the fiscal year ended December 31, 2007, compared to $535,075 for the fiscal year ended December 31, 2006, a decrease of $4,208 or approximately 0.8%.

Net Income (Loss).  Net Loss applicable to common shareholders for the fiscal year ended December 31, 2007 was $2,506,073 compared to a Net Loss of $2,777,661 for the fiscal year ended December 31, 2006, a decrease of $271,588 or approximately 10%.

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

Our success will depend in part on our ability to protect and maintain our patents, intellectual property rights and licensing arrangements for our products and technology.  We currently own four patents and license nine patents.  No assurance can be given that such licenses or rights used by us will not be challenged, infringed or circumvented or that the rights granted thereunder will provide competitive advantages to us. Furthermore, there can be no assurance that we will be able to remain in compliance with our existing or future licensing arrangements. Consequently, there may be a risk that licensing arrangements are withdrawn with no penalties to the licensee or compensation to us.

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

We are dependant on funding from private placements of stock.

Sales revenue, sublicense fees and royalty income are low compared to expenses.  Our primary focus is to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect significant sales or royalty revenue in the near term as Phase 2 and Phase 3 clinical studies must be completed before a NDA (New Drug Application) may be submitted to the FDA.  We operate at a net loss and current liabilities exceed current assets mostly by the amount owed to HBL for two $1 million notes plus $682,773 of accrued interest on December 31, 2007.  HBL was paid $200,000 of accrued interest in January of 2008 and extended the notes and remaining accrued interest until June 3, 2008 and August 28, 2008.  HBL will extend the notes and accrued interest until December 3, 2009 and February 28, 2010 if payment of $145,000 of accrued interest is received by August 31, 2008.  We do not have sufficient liquidity to pay off the notes or to fund operating losses unless funding is obtained from private placements of stock.  There can be no assurance that private placement funding will always be available as market conditions may change.

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

If we do not successfully develop, acquire or license new drugs our business may not grow.

We must invest substantial time, resources and capital in identifying and developing new drugs, dosage and delivery systems, either on our own or by acquiring and licensing such products from third parties. Our growth depends, in part, on our success in such process.  If we are unable to either develop new products on our own or acquire licenses for new products from third parties, our ability to grow revenues and market share may be adversely affected. In addition, we may not be able to recover our investment in the development of new drugs, given that projects may be interrupted, unsuccessful, not as profitable as initially contemplated or we may not be able to obtain necessary financing for such development if we are unable to fund such development from our future revenues. Similarly, there is no assurance that we can successfully secure such rights from third parties on an economically feasible basis.

Our competitors are much larger and more experienced than we are and, even if we complete the development of our drugs, we may not be able to successfully compete with them.

The pharmaceutical industry is highly competitive.  Our biologics and low-dose oral interferon alpha applications compete with high dose injectable interferon manufactured by Roche, InterMune, Serano, Biogen, Berlex and Hemispherx.  High dose injectable interferon has been widely accepted by the medical community for many years.  Companies who manufacture injectable interferon alpha applications are more established than we are and have far greater financial, technical, research and development, sales and marketing, administrative and other resources than we do.  Even if we successfully complete the development of our tests, we may not be able to compete effectively with these much larger companies and their more established products.

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

We have been the subject of a going concern opinion by our independent auditors who have expressed substantial doubt as to our ability to continue as a going concern.

Our Independent Registered Public Accountants have added an explanatory paragraph to their audit opinions issued in connection with our consolidated financial statements which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern.  We have experienced net losses from operations of $2,689,463 for the year ended December 31, 2006 and $2,418,316 for the year ended December 31, 2007.  In addition, as of December 31, 2006 we had an accumulated deficit of $25,953,878 and $28,459,951 for the year ended December 31, 2007. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

As of December 31, 2007, the disclosure controls and procedures in place have been evaluated and are sufficient to ensure the accurate and full disclosure of financial matters.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.  The Company’s accounting firm has not issued an attestation report on the management’s assessment of the Company’s internal controls. The Company added cash disbursement, governance, and IT internal controls in 2007 and no material weaknesses in such controls were found. See Exhibit 33.1 for managements report on internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name	Age	Position
Joseph M. Cummins, DVM, PhD (1)	65	Chairman of the Board, President, Chief Executive Officer and Director
Gary W. Coy, PhD	63	Vice President and Chief Financial Officer
Martin J. Cummins	40	Vice President of Clinical & Regulatory Affairs
Stephen Chen, PhD (2)(3)(4)	58	Director
Thomas D’Alonzo (1)(2)(4)	64	Director
Dennis Moore, DVM (1)(4)	61	Director
James Page, MD (2)(3)	80	Director
Thomas Ulie (1)(3)	59	Director
(1)	Member of the Executive Committee.
(2)	Member of the Compensation & Stock Committee.
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

The Company’s directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. Directors receive compensation of $1,000 per day for attendance at meetings, $250 per day for regularly scheduled teleconference meetings, and are reimbursed for any out-of-pocket expenses in connection with their attendance at meetings.

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

To the Company’s knowledge based solely on a review of the copies of such reports furnished to the Company, the following persons have failed to file, on a timely basis, the identified reports required by the Exchange Act during the most recent fiscal year:

Name and Principal Position	Number of Late Reports	Known Failures to File a Required Form
Dr. Joseph M. Cummins, Chairman of the Board, President and Chief Executive Officer	1	0
Dr. Gary W. Coy, Vice President and Chief Financial Officer	0	0
Mr. Martin J. Cummins, Vice President of Clinical and Regulatory Affairs	1	0
Stephen Chen, Director	1	0
Thomas D’Alonzo, Director	1	0
Dennis Moore, Director	0	0
James Page, Director	1	0
Thomas Ulie, Director	1	0

ITEM 10.                      EXECUTIVE COMPENSATION.

The following table sets forth for the three years ended December 31, 2007 compensation paid by the Company to its Chairman of the Board, President and Chief Executive Officer and to its Vice President of Clinical and Regulatory Affairs as well as the compensation paid by the Company to its Vice President and Chief Financial Officer for the year ended December 31, 2007. Other compensation in 2006 consists of the fair value of a stock grant approved in the first quarter and issued in the second quarter of 2006.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Compensation	Securities Underlying Options
Dr. Joseph M. Cummins, Chairman of the Board, President and Chief Executive Officer	2007	$ 175,000	$ –	$ -
	2006	$ 141,416	$60,000	$ 216,000	400,000
	2005	$ 177,000	$ –	$ –	600,000
Mr. Martin J. Cummins, Vice President of Clinical and Regulatory Affairs	2007	$ 125,000	$ 500	$ –
	2006	$ 97,866	$ –	$ –	400,000
	2005	$ 84,878	$ –	$ –	500,000
Dr. Gary W. Coy, Vice President and Chief Financial Officer	2007	$ 125,000	$ 500	$ –
	2006	$ 88,542	$ -	$ -	400,000

Option Grants in 2007

No options were granted in 2007 to the executive officers named above, to purchase shares of common stock of the Company.
Name	Number of Shares of Common Stock Underlying Options Granted (#)	% of Total Options Granted to Employees in 2007	Exercise or Base Price ($/Sh)	Expiration Date
Joseph M. Cummins	0	0%
Martin J. Cummins	0	0%
Gary W. Coy	0	0%

(1)	The fair market value of the common stock on the date of the grant.

Aggregated Option Exercises at December 31, 2007
And Year-End Option Values
The following table sets forth information for the executive officers named above, regarding the exercise of options during 2007 and unexercised options held at the end of 2007.

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Shares of Common Stock Underlying Unexercised Options at December 31, 2007 Exercisable/Unexercisable			Value of Unexercised In-The-Money Options at December 31, 2007 (1) Exercisable/Unexercisable
Joseph M. Cummins	58,486	$44,159	1,830,000	/	300,000	$ 32,400 /	None
Martin J. Cummins	101,818(2)	$34,800	779,000		300,000	$ 9,000	None
Gary W. Coy	None	None	100,000	/	300,000	None /	None

(1)	Calculated based on the closing price of the common stock ($0.29) as reported by OTC BB on December 31, 2007.
(2)	Cashless exercise of 100,000 options resulted in a net issuance of 81,818 shares plus exercise of 20,000 options resulted in issuance of 20,000 shares.

Director Compensation for Last Fiscal Year
	Cash Compensation		Stock Options
Name	Meeting Fees (1)	Consulting Fees (2)	Number of Securities Underlying Options
Stephen Chen, PhD	$ 1,000	$ --	--
Thomas D’Alonzo	$ 1,000	--	--
Dennis Moore, DVM	$ 1,000	--	--
James Page, MD	$ 1,000	--	--
Thomas Ulie	$ 1,000	--	--

(1)	Directors receive $1,000 compensation for attendance at directors’ meetings and $250 for regularly scheduled teleconference meetings.
(2)	Directors may receive up to $1,200 per day, prorated for partial days, for employment on special projects or assignments.

Employment agreements were executed with Joseph M. Cummins, Martin J. Cummins and Gary W. Coy during 2006.  No employment or Director agreements were executed in 2007.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2007, there were 29,465,261 shares of the Company’s common stock outstanding. The following table sets forth as of December 31, 2007, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class Owned
Hayashibara Biochemical Laboratories, Inc. 2-3 Shimoishii 1-chome Okayama 700, Japan	3,118,655*	10.58%
Claus Martin, MD Gutenreuth 1 D-83700 Rottach-Egern, Germany	1,633,617*	5.54%
	4,752,272	16.12%
* Shareholders above holding more than 5% of the common stock own no options or warrants

The following table sets forth the beneficial ownership of the Company’s stock as of December 31, 2007 by each executive officer and director and by all executive officers and directors as a group:
Name and Address of Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned[8]
Joseph M. Cummins 7308 Ashland Amarillo, TX 79119	2,193,621[1]	5.47%
Gary W. Coy 907 Cat Hollow Club Drive Spicewood, TX 78669	460,741[2]	1.15%
Martin J. Cummins 6615 Sandie Amarillo, TX 79109	934,966[3]	2.33%
Dennis Moore 402 Fish Hatchery Hamilton, MT 59840	1,020,741[4]	2.54%
Thomas D’Alonzo 908 Vance Street Raleigh, NC 27608	35,472[5]	0.09%
Stephen Chen Floor 7-1, No. 18 Xin Yi Road, Sec. 5 Taipei, Taiwan	902,625[6]	2.25%
James Page 103 Clubhouse Lane, #182 Naples, FL 34105	855,034[7]	2.13%
Thomas Ulie P.O. Box 814 Mercer Island, WA 98040	771,300	1.92%
Total Group (all directors and executive officers - 8 persons)	7,174,500	17.88%

[1] 1,830,000 of these shares are exercisable options	[6] 774,125 of these shares are exercisable options
[2] 100,000 of these shares are exercisable options	[7] 814,125 of these shares are exercisable options
[3] 799,000 of these shares are exercisable options	[8] Calculated based on 40,118,673 total shares outstanding and reserved
[4] 814,125 of these shares are exercisable options
[5] 6,800 of these shares are exercisable options

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

Director Stock Option Plan

The 1996 Director Stock Option Plan, which has been approved by the shareholders of the Company, and which was amended and restated effective September 12, 1998, and May 11, 1999, both of said amendments and restatements also having been approved by the shareholders of the Company.  The Director Plan allows options to purchase a maximum of 410,000 shares of the company’s common stock to be granted to outside directors and scientific advisors to the Company at an exercise price equivalent to 100% of the fair market value of the common stock on the date of grant.  Options under the plan have a ten year term and become exercisable over a five year period.  In the event of the voluntary termination of a recipient’s association with the Company as a director, the options must be exercised within 90 days after such termination, and in the event they are not so exercised, will lapse.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has relied significantly on HBL, the largest shareholder of the Company, for  a substantial portion of its capital requirements. Pursuant to the Development Agreement described at Item 1 of Part 1 above, HBL advanced $9,000,000 for funding of research. In addition, HBL has purchased substantial amounts of the Company’s common stock from time to time, to the point where it now owns 13% of the issued and outstanding shares of common stock of the Company. HBL loaned $1 million to the Company on December 3, 1999 and an additional $1 million on February 29, 2000, both loans bearing interest at 4.5% per annum. The December 3, 1999 loan has been extended until June 3, 2008 and the February 29, 2000 loan has been extended to August 28, 2008.  The aggregate balance on both notes at December 31, 2007, including principal and accrued interest, was $2,682,773. In addition to the above, HBL and the Company are parties to various license and manufacturing and supply agreements pursuant to which the Company licenses certain technology to or from HBL. HBL supplies formulations of its interferon alpha and other products to the Company. Additional information on these agreements is set forth in Notes 4 and 8 to the Financial Statements attached to this 10-KSB.

During 2007, the Company used the law firm of SandersBaker, P.C. Mr. Edward Morris, Secretary of the Company is a partner in that firm. The Company was invoiced $59,387  by said firm in 2007.

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

ITEM 13.                      EXHIBITS

EXHIBIT INDEX

3.1‡	Restated Articles of Incorporation of the Company, dated July 5, 2007.
3.3*	Bylaws of the Company.
4.1*	Specimen Common Stock Certificate.
4.2*	Form of Underwriter's Warrant.
10.2*	License Agreement dated as of March 22, 1988 between the Company and The Texas A&M University System.
10.5*	Joint Development and Manufacturing/Supply Agreement dated March 13, 1992 between the Company and HBL, as amended.
10.7*	Japan Animal Health License Agreement dated January 20, 1993 between the Company and HBL.
10.11*	Manufacturing/Supply Agreement dated June 1, 1994 between the Company and HBL.
10.12*	Settlement Agreement dated April 27, 1995 among the Company, ISI, Pharma Pacific Management Pty. Ltd. ("PPM"), Pharma Pacific Pty. Ltd., Pharma Pacific Ltd. and Fernz Corporation Limited.
10.14*	PPM/ACC Sublicense Agreement dated April 27, 1995 between PPM and the Company.
10.18*	Form of Consulting Agreement between the Company and the Underwriter.
10.20†	1996 Employee Stock Option Plan, Amended and Restated as of May 11, 1999.
10.21†	Outside Director and Advisor Stock Option Plan, Amended and Restated as of May 11, 1999.
10.22*	Form of Indemnification Agreement between the Company and officers and directors of the Company.
10.23*	Indemnification Agreement between HBL and the Company.
10.26**	License Agreement dated July 22, 1997 between Hoffmann-La Roche, Inc. and the Company.
10.27**	Distribution Agreement dated January 12, 1998 between Global Damon Pharmaceutical and the Company.
10.28**	Distribution Agreement dated September 17, 1997 between HBL and the Company (tumor necrosis factor-alpha).
10.29**	Distribution Agreement dated September 17, 1997 between HBL and the Company (interferon gamma).
10.30***	Amendment No. 1 dated September 28, 1998 to License Agreement of March 22, 1988 between The Texas A&M University System and the Company.
10.36††	License Agreement dated February 1, 2000 between Molecular Medicine Research Institute and the Company (interferon gamma administered orally).
10.37†† [a]	License and Supply Agreement dated April 3, 2000 with Key Oncologics (Pty) Ltd. and the Company.

10.38††	Amendment No. 1 dated April 4, 2000, to Interferon Gamma Distribution Agreement dated September 17, 1997 between HBL and the Company (interferon gamma).
10.39†† [a]	License and Supply Agreement dated April 25, 2000 between Biopharm for Scientific Research and Drug Industry Development and the Company.
10.40†† [a]	Sales Agreement dated May 5, 2000 between Wilke Resources, Inc. and the Company.
10.41††	Engagement Agreement dated September 26, 2000 between Hunter Wise Financial Group, LLC and the Company.
10.42†† [a]	Supply Agreement (Anhydrous Crystalline Maltose) dated October 13, 2000 between Hayashibara Biochemical Laboratories, Inc. and the Company.
10.43†† [a]	Supply Agreement dated December 11, 2000 between Natrol, Inc. and the Company.
10.44††† [a]	License Agreement dated September 7, 2001 between Atrix Laboratories, Inc. and the Company.
10.45†††† [a]	Supply Agreement dated June 20, 2004 between Global Kinetics, Inc. and the Company.
10.46†††† [a]	License and Supply Agreement dated September 13, 2004 between Nobel ILAC SANAYII VE TICARET A.S. and the Company
10.47 [a]	License and Supply Agreement dated October 19, 2005 between Global Kinetics, Inc. and the Company.
10.48 [a]	License and Supply Agreement dated January 18, 2006, between Bumimedic (Malaysia) SDN. BHD., and the Company.
10.49	Employment Contract dated March 13, 2006, between Gary W. Coy and the Company.
10.50	Employment Contract dated September 10, 2006, between Joseph M. Cummins and the Company.
10.51	Employment Contract dated September 10, 2006, between Martin J. Cummins and the Company.
10.52 [a]	Supply Agreement (Anhydrous Crystalline Maltose) dated October 16, 2006 between Hayashibara Biochemical Laboratories, Inc. and the Company
10.53 [a]	License and Supply Agreement dated November 16, 2006, between CytoPharm, Inc. and the Company.

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
‡ The Exhibit is incorporated by reference to the Company's 2007 Annual Report on Form 10-KSB filed with the Commission on or before March 31, 2008.
aPortions of this exhibit have been omitted and filed separately with the commission.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following summarizes the fees incurred by the Company during 2007 and 2006 for accountant and related services.

Audit Fees
	2007	2006
LBB & Associates Ltd., LLP	$37,137	$ 28,050

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
AMARILLO BIOSCIENCES, INC.
Date: March 24, 2008	By: /s/ Joseph M. Cummins Joseph M. Cummins, Chairman of the Board, President, and Chief Executive Officer
Date: March 25, 2008	By: /s/ Gary W. Coy Gary W. Coy, Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Joseph M. Cummins	Chairman of the Board, President, Director and Chief Executive Officer	March 24, 2008
Joseph M. Cummins

/s/ Stephen Chen	Director	March 25, 2008
Stephen Chen
/s/ James Page	Director	March 24, 2008
James Page
/s/ Dennis Moore	Director	March 24, 2008
Dennis Moore
/s/ Thomas D’Alonzo	Director	March 24, 2008
Thomas D’Alonzo
/s/ Thomas Ulie	Director	March 24, 2008
Thomas Ulie

Amarillo Biosciences, Inc.

Financial Statements

Year ended December 31, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Amarillo Biosciences, Inc.
Amarillo, TX

We have audited the accompanying balance sheet of Amarillo Biosciences, Inc. (the “Company”) as of December 31, 2007, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amarillo Biosciences, Inc. as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2008 raise substantial doubt about its ability to continue as a going concern. The 2007 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
March 17, 2008

Amarillo Biosciences, Inc.
Balance Sheet
December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$ 47,184
Other current assets	31,688
Total current assets	78,872
Property, equipment, and software, net of accumulated depreciation of $51,463	14,098
Patents, net of accumulated amortization of $218,139	120,925
Total assets	$ 213,895

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$ 98,203
Accrued interest - related party	682,773
Notes payable - related party	2,000,000
Total current liabilities	2,780,976
Total liabilities	2,780,976

Commitments and contingencies
Stockholders' deficit
Preferred stock, $.01 par value:
Authorized shares - 10,000,000
Issued shares – none	-
Common stock, $.01 par value:
Authorized shares - 100,000,000
Issued shares - 29,465,261	294,653
Additional paid-in capital	25,598,217
Accumulated deficit	(28,459,951)
Total stockholders' deficit	(2,567,081)
Total liabilities and stockholder's deficit	$ 213,895

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Operations

	Year ended December 31,
	2007	2006
Revenues:
Sales – Nutraceutical	$ 2,150	$ 3,934
Federal research grants	-	60,023
Sublicense fee revenue	40,000	69,985
Royalty revenue – Related Party	27,919	-
Total revenues	70,069	133,942

Operating expenses:
Cost of sales	680	258
Research and development expenses	530,867	535,075
Selling, general and administrative expenses	1,956,838	2,288,045
Total operating expenses	2,488,385	2,823,378

Operating loss	(2,418,316)	(2,689,436)

Other income (expense)
Interest expense	(90,648)	(93,149)
Interest income	2,891	3,034
Investment income	-	1,890
Net loss	$ (2,506,073)	$ (2,777,661)

Basic and diluted net loss per share	$ (0.09)	$ (0.12)

Weighted average shares outstanding	26,569,803	22,479,399

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Stockholders’ Deficit
Years Ended December 31, 2007 and 2006

	Issuance Price	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Deficit
		Shares	Amount
Balance at December 31, 2005		19,801,870	$ 198,019	$ 20,648,219	$ (23,176,217)	$ (2,329,979)

Net loss for year ended December 31, 2006		-	-	-	(2,777,661)	(2,777,661)
Fair value of options issued				851,518		851,518
Exercise of options for cash	0.06-0.27	350,000	3,500	34,400	-	37,900
Conversion and exercise of cashless options	0.84	547,216	5,472	(5,472)	-	-
Issuance of common stock for cash in private placements	0.20-0.55	3,344,917	33,449	1,516,636	-	1,550,085
Issuance of common stock for services	0.433-1.6233	387,309	3,873	261,962	-	265,835
Issuance of common stock for debt repayment	0.55	45,455	455	38,182	-	38,637
Balance at December 31, 2006		24,476,767	244,768	23,345,445	(25,953,878)	(2,363,665)

Net loss for year ended December 31, 2007		-	-	-	(2,506,073)	(2,506,073)
Fair value of options issued				879,662		879,662
Exercise of options & warrants for cash	0.06-0.44	529,486	5,295	97,194	-	102,489
Conversion and exercise of cashless options	0.06-0.44	171,853	1,719	(1,719)	-	-
Issuance of common stock for cash in private placements	0.20-0.45	4,087,155	40,871	1,113,635	-	1,154,506
Issuance of common stock for services	0.82-0.84	200,000	2,000	164,000	-	166,000
Balance at December 31, 2007		29,465,261	$ 294,653	$ 25,598,217	$ (28,459,951)	$ (2,567,081)

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Cash Flows
	Year ended December 31,
Operating Activities	2007	2006
Net loss	$ (2,506,073)	$ (2,777,661)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	18,783	15,178
Common stock issued for services and retirement of debt	166,000	279,473
Fair value of options issued	879,662	851,518
Changes in operating assets and liabilities:
Other current assets	2,683	(31,583)
Accounts payable and accrued liabilities	(55,179)	111,868
Accrued interest	82,072	90,000
Net cash used in operating activities	(1,412,052)	(1,461,207)

Investing Activities
Purchase of property and equipment	(2,578)	(18,406)
Investment in Patents	(9,025)	(19,343)
Net cash used in investing activities	(11,603)	(37,749)

Financing Activities
Proceeds from exercise of warrants and options	102,489	37,900
Repayments of notes payable	-	(68,500)
Issuance of common stock	1,154,506	1,550,085
Net cash provided by financing activities	1,256,995	1,519,485
Net increase (decrease) in cash	(166,660)	20,529
Cash and cash equivalents at beginning of period	213,844	193,315
Cash and cash equivalents at end of period	$ 47,184	$ 213,844

Supplemental Cash Flow Information
Cash paid for interest	$ 2,891	$ 3,149
Stock issued for debt repayment	$ -	$ 25,000

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
December 31, 2007

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Amarillo Biosciences, Inc. (the "Company” or “AMAR"), a Texas corporation formed in 1984, is engaged in developing biologics for the treatment of human and animal diseases. The Company is continuing its clinical studies as part of the process of obtaining regulatory approval from the United States Food and Drug Administration ("FDA"), so that commercial marketing can begin in the United States. The Company has developed a dietary supplement and an interferon alpha lozenge, but has not commenced any significant product commercialization activities.

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

The Company’s 2008 plan of operations calls for the Company to expend approximately $2 million cash, excluding funding fees, in 2008. At December 31, 2007, the Company had available cash of $47,184 and negative working capital (current assets less current liabilities) of ($2,702,104).  Current liabilities included two $1 million notes and $682,773 accrued interest owed to Hayashibara Biochemical Laboratories, Inc. (“HBL”), the Company’s largest shareholder and supplier of interferon. The Company paid $200,000 of accrued interest to HBL in January of 2008 and HBL extended the notes and accrued interest until June 3, 2008 and August 28, 2008.   HBL will extend the notes until December 3, 2009 and February 28, 2010 if payment of $145,000 of accrued interest is received by August 31, 2008.

1. Organization and Summary of Significant Accounting Policies (Continued)

Going Concern (Continued)

The Company’s continued losses and lack of liquidity indicate that the Company may not be able to continue as a going concern for a reasonable period of time. The Company’s ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company’s ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors.  On January 8, 2008, the Company received gross proceeds of $1,000,000 from the sales of convertible preferred stock. After deducting expenses of the private placement, the Company received net proceeds of approximately $841,500.  The Company will need to raise approximately $1,500,000 additional funds in order to execute its 2008 plan.

The Company is presently negotiating with human health commercial development partners in various regions of the world including the United States, China, South America and Southeast Asia. The Company believes that one or more of these agreements will be executed during 2008. These agreements could generally include provisions for the commercial partner to pay  a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds for the Company. However, there can be no assurance that the Company will be successful in obtaining additional funding from either human health and animal health commercial development partners or private investors. If the Company is not successful in raising additional funds, it will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

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

1. Organization and Summary of Significant Accounting Policies (Continued)

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

The fair value of each option granted in 2006  is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.0%, expected volatility of 134.0%, risk-free interest rate of 1.5% and expected life of 60 months.  The fair value of each option granted in 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.0%, expected volatility of 103.2%, risk-free interest rate of 4.34% and expected life of 1.57 years.

Cash and Cash Equivalents

The Company classifies investments as cash equivalents if the original maturity of an investment is three months or less.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to uncollectibility.  The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations.  The balance of the allowance for doubtful accounts as of December 31, 2007 is $0.

Accounts receivable amounted to $887 as of December 31, 2007, and are included with other current assets in the accompanying financial statements.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company continually assesses the appropriateness of inventory valuations giving consideration to slow-moving, non-saleable, out-of-date or close-dated inventory. As of December 31, 2007 the Company has $3,133 of inventory included in other current assets.

1. Organization and Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property, equipment and software are stated on the basis of historical cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the two to five year estimated useful lives of the assets.

Patents and Patent Expenditures

AMAR holds patent license agreements and holds patents that are owned by the Company. All patent license agreements remain in effect over the life of the underlying patents. Accordingly, the patent license fee is being amortized over 15-17 years using the straight-line method. Patent fees and legal fees associated with the issuance of new owned patents are capitalized and amortized over 15-17 years.  Amortization expense amounted to $13,970 and $12,380 for the years ended December 31, 2007 and 2006, respectively.

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

Revenue Recognition

Dietary supplement and interferon sales

Revenues for the dietary supplement sales are recognized when an arrangement exists, the price is fixed and it has been determined that collectibility is reasonably assured.  This generally occurs at the point when the goods are shipped to the customer.

1. Organization and Summary of Significant Accounting Policies (Continued)

Sublicense fee revenue

Sublicense revenue is calculated based on fees relating to a license.  Amarillo recognizes revenue on these sublicense fees in the month the revenue is generated by the licensee.

Royalty revenue

Royalty revenue is calculated based on royalty fees as a percent of net sales relating to a license.  Amarillo recognizes revenue on these royalty payments in the year the revenue is generated by the licensee.  Royalty revenue of $27,919 was reported in the year ended December 31, 2007 for HBL sales of Bimron to BioVet.

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

Basic and Diluted Net Loss Per Share

Net loss per share is based on the number of weighted average shares outstanding. The effect of warrants and options outstanding is anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and accounts receivable.

The Company has cash balances in a single financial institution which, from time to time, exceed the federally insured limit of $100,000.   No loss has been incurred related to this concentration of cash.

1. Organization and Summary of Significant Accounting Policies (Continued)

Other Concentrations

The Company and its sublicensees are reliant on a single, foreign supplier for its products.  The loss of this supplier could adversely affect the Company’s future revenues.  During 2007 the majority of revenue came from royalties from its foreign supplier and a sublicense fee from one of its sublicensees.  The loss of revenue from one these revenue sources could adversely affect the Company’s future revenues.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB statement No. 115.” This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. This statement is effective as of the first fiscal year that begins after November 15, 2007.  The Company is currently analyzing the effects of SFAS 159 but does not expect its implementation will have a significant impact on the Company's financial condition or results of operations.

2. Property, Equipment and Software

Equipment is stated at cost and consists of the following at December 31, 2007:

Furniture and equipment	$ 58,528
Software	7,033
65,561
Less: accumulated depreciation	$ 14,098

Depreciation expense amounted to $4,813 and $2,798 for the years ended December 31, 2007 and 2006, respectively.

3. Notes Payable

The Company had an unsecured loan agreement with HBL (July 22, 1999), which called for HBL to loan the Company $3,000,000 to be advanced in three installments. One of these three notes was converted into stock as described below.  The annual interest rate on unpaid principal from the date of each respective advance was 4.5 percent, with accrued interest being payable at the maturity of the note. $1,000,000 was payable on or before December 3, 2007, or on or before the expiration of one (1) year after approval of the Company’s product by the FDA, whichever occurs first. This note has been extended and is payable on or before June 3, 2008, or on or before the expiration of one (1) year after approval of the Company's product by the FDA, whichever occurs first. The other $1,000,000 was payable on or before February 29, 2008, or on or before the expiration of one year after approval of the Company’s product by the FDA, whichever occurs first.  This note has been extended and is payable on or before August 28, 2008, or on or before expiration or on or before the expiration of one year after approval of the Company’s product by the FDA, whichever occurs first.   HBL will extend the notes to December 3, 2009 and February 28, 2010 respectively if $145,000 of accrued interest is paid on or before August 31, 2008.

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

The Company has a line of credit with Wells Fargo for $20,000, with interest at the prime rate plus 6.75 percent. There was an outstanding balance at December 31, 2007 of $1,915 which is included in accounts payable and accrued expenses. This line is used from time to time for purchases.

4. Manufacturing and Supply Agreements

The Company was a party to the following manufacturing and supply agreements at December 31, 2007:

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

As part of the license agreement with Atrix Laboratories, Inc. (executed September 7, 2001, terminated May 22, 2003) a second amendment to the Development Agreement was executed extending the Development Agreement to March 12, 2005 and will be renewed automatically for successive three-year terms. The current expiration date of the Development Agreement is March 12, 2011.

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

A $7,500 minimum cash royalty was paid by the Company to Texas A&M University System during 2007. A $19,991 sublicense fee was paid to HBL in 2007 based on sublicense fee income earned by the Company during the year.  The Company has also entered into various sublicense agreements under which the Company is entitled to receive royalties based on the net sales value of licensed products.

6. Research Agreements

The Company contracts with third parties throughout the world to conduct research including studies and clinical trials. These agreements are generally less than one year in duration.  The Company plans to pay third parties approximately $120,000 to complete enrollment of 40 HIV+ patients in the oral warts Phase 2 clinical trials in 2008.

7. Common and Preferred Stock

The Company has 100,000,000 shares of voting common shares authorized for issuance and 10,000,000 shares of preferred stock authorized for issuance which is issuable in series. To date, no preferred stock has been issued.   The shareholders approved an increase in authorized shares from 50,000,000 to 100,000,000 in 2007. The Company has 40,118,673 shares of common stock outstanding and reserved for issuance upon exercise of options and warrants granted including 1,200,000 of options reserved but not issued for employee and director plans.

During 2007, the Company sold 4,087,155 unregistered shares of its voting common stock in private placement offerings.  Of these sales, 1,290,012 shares were sold for $0.45 per share; 97,143 shares were sold for $0.35 per share; and 2,700,000 shares were sold for $0.20 per share: generating $1,154,506 in cash.

During 2007, the Board of Directors authorized the issuance of 200,000 shares of restricted common stock to consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance, and FASB rules, a non-cash consulting expense of $166,000 was recorded for the issuance of these shares during the year ended December 31, 2007.

During the years ended December 31, 2007 and 2006, finder’s fees paid related to private placements of stock totaled $34,950 and $120,850, and are included as general and administrative expenses in the accompany statements of operations.

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

8. Stock Options and Warrants (Continued)

The 2006 Employee Plan has authorized a maximum of 500,000 shares of the Company’s common stock to be issued or reserved. During 2006, 300,000 shares under this plan were issued to an employee of the Company. The plan shall remain in effect until the end of the Company’s fiscal year 2011. Options granted under the plan have a ten-year term and become exercisable over a five-year period. The option price is equal to 100% of the fair value of the common stock on the date of grant.

The Director Plan allows options to purchase a maximum of 410,000 shares of the Company's common stock to be granted to outside directors and scientific advisors to the Company at an exercise price equivalent to 100% of the fair market value of the common stock on the date of grant. These are ten-year options and become exercisable over a period of five years.

During 2006, the Company issued 945,500 options to consultants to purchase restricted common stock in exchange for consulting services and recognized $737,862 expense related to these options.  During 2007, the Company issued 1,600,000 options to consultants and 10,000 options to an Scientific Advisory Committee member and recognized $644,723 expense related to these options.

During 2006, the Company issued 1,200,000 options to employees of the Company. These options vest over the next four years. The Company recognized $113,656 expense in 2006 and $234,939 expense in 2007 related to these options.  The remaining cost expected to be recognized if these options vest is $626,726.  No options were issued to employees during 2007.

During 2006, a former Director received 547,216 shares of common stock from the cashless exercise of 864,125 options.  The stock is restricted from selling for one year.  During 2007, two Directors and two employees received 171,853 shares of common stock from the cashless exercise of 214,000 options.

During 2006, a consultant exercised 250,000 options at $0.10 per share for cash.  A Board member exercised 20,000 options at $0.27 per share.  An investor exercised 30,000 warrants at $0.15 per share and 50,000 warrants at $0.06 per share.  During 2007, consultants exercised 350,000 options at $0.20 per share for cash.  A Board member exercised 20,000 options at $0.27 per share.   Employees exercised 90,486 shares at $0.06, 10,000 shares at $0.23 and 25,000 shares at $0.44.  A former employee exercised 4,000 shares at $0.44.  An investor exercised 30,000 warrants at $0.22 per share.

8. Stock Options and Warrants (Continued)

A summary of the Company's stock option activity and related information for the years ended December 31 is as follows:
	2007		2006
	Options	Price	Options	Price
Outstanding Beg of Year	8,589,237	$0.06-4.00	6,920,862	$0.06-5.00
Granted	1,610,000	0.20-0.40	2,825,500	0.10-0.87
Cancelled	(292,339)	0.44-4.00	(23,000)	0.42-5.00
Exercised	(713,486)	0.06-0.44	(1,134,125)	0.10-0.51
Outstanding End of Year	9,193,412	0.20-0.87	8,589,237	0.06-4.00
Exercisable End of Year	7,773,412	0.20-0.87	7,709,237	0.06-4.00

Options reserved for employee and director plans but not issued (1,200,000) are not included in the table above.

Exercise prices for options outstanding as of December 31, 2007 ranged from $0.20 to $0.87.  The weighted-average remaining contractual life of those options is 2.45 years.

A summary of the Company's stock warrant activity and related information for the years ended December 31 is as follows:
	2007		2006
	Warrants	Price Range	Warrants	Price Range
Outstanding Beg of Year	290,000	$0.22-2.00	282,000	$0.06-1.75
Granted	-	-	200,000	2.00
Cancelled	-	-	(112,000)	1.75
Exercised	(30,000)	0.22	(80,000)	0.06-0.15
Outstanding End of Year	260,000	0.47-2.00	290,000	0.22-2.00
Exercisable End of Year	260,000	0.47-2.00	290,000	0.22-2.00

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2007 is 1.27 years.

9. Employee Benefit Plan

The Company has a simplified employee pension plan (the Plan), which is a contributory plan that covers all employees of the Company. Contributions to the Plan are at the discretion of the Company. The plan expense for the years ended December 31, 2007 and 2006, were $0, and $0, respectively.

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company’s deferred tax asset of approximately $8,000,000 and $7,400,000 at December 31, 2007 and 2006 respectively, was subject to a valuation allowance of $8,000,000 and $7,400,000 at December 31, 2007 and 2006 respectively, because of uncertainty regarding the Company’s ability to realize future tax benefits associated with the deferred tax assets. Deferred tax assets were comprised primarily of net operating loss carryovers under the cash method of accounting used by the Company for federal income tax reporting.

At December 31, 2007, the Company has net operating loss carryforwards of approximately $23,509,000 for federal income tax purposes expiring in 2008 through 2027. The ability of the Company to utilize these carryforwards may be limited should changes in stockholder ownership occur.

The difference between the reported income tax provision and the benefit normally expected by applying the statutory rate to the loss before income taxes results primarily from the inability of the Company to recognize its tax losses.

11. Commitments and Contingencies

Lease commitment

During 2006, the Company entered into an operating lease agreement for its offices in Amarillo, TX.  The lease for 3,675 square feet is for a period of 24 months commencing in January 2007.  Minimum lease payments under this operating lease are $44,400 for 2007 and 2008.  The Company has no material lease obligations beyond December 2008.

Minimum Royalties

The agreement with Texas A&M University requires the Company to make minimum annual royalty payments of $7,500 through 2019.

Clinical Trial Costs

Thirteen clinical investigation sites are participating in an oral interferon treatment of oral warts in HIV+ patients FDA Phase 2 study in Augusta (GA), Baltimore, Boston, Chicago, Dallas, Ft. Lauderdale, Lexington (KY), Newark, New Orleans, New York City, Philadelphia, San Antonio and San Francisco.   The Company estimates the clinical trial costs for the oral warts Phase 2 study to be approximately $305,000 in 2008.

11. Commitments and Contingencies (Continued)

Litigation

The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 2007.

12. Related Party Transactions

The Company has relied significantly on HBL, the largest shareholder of the Company, for a substantial portion of its capital requirements. Pursuant to the Development Agreement previously described, HBL advanced $9,000,000 for funding of research. In addition, HBL has purchased substantial amounts of the Company’s common stock from time to time, to the point where it now owns 10.58% of the issued and outstanding shares of common stock of the Company.

HBL and the Company are parties to various license and manufacturing and supply agreements pursuant to which the Company licenses certain technology to or from HBL. HBL supplies formulations of its interferon alpha and other products to the Company at contractual prices. The Company pays HBL a 12% royalty on the first $100 million of interferon alpha net sales and a 10% royalty on additional net sales.

Additionally, the Company is obligated to pay HBL a percentage of sublicense fee income the Company receives.  There were no sales of interferon alpha and no royalty payments made to HBL in 2007.  A $19,991 sublicense fee to HBL was recorded in 2007.

During 2007 and 2006, the Company purchased $0 and $8,240 of interferon alpha and other products from HBL, respectively.  The Company paid HBL 50% of sublicense fees of $19,991 in 2007 and $19,993 in 2006.  At December 31, 2007 and 2006 the Company did not have any outstanding amounts owed to HBL for purchases of interferon alpha or other products.

HBL is obligated to pay the Company a 8% royalty on sales of oral interferon in Japan.  The Company received $27,919 of royalties in 2007 from HBL animal health sales of oral interferon.

During 2007, the Company engaged the law firm of SandersBaker, P.C.  Mr. Edward Morris, Secretary of the Company, is a partner in that firm. The Company was invoiced $59,387 during 2007 for legal services rendered by SandersBaker.

13.  Subsequent Events

Since December 31, 2007, the Company has sold 1,000 shares of convertible preferred stock for $1,000 per share in a private placement offering; generating gross proceeds of $1,000,000 and net proceeds of $841,500, excluding commissions, estimated registration costs and closing costs.   The convertible preferred stock is convertible into 4,000,000 shares of common stock.  The investor also received 5 year warrants to purchase 4,000,000 shares of common stock at $0.30 per share. The investment banker was paid a commission of $80,000 plus received 5 year warrants to purchase 640,000 shares of common stock at $0.30 per share. The Company is required to register with the SEC the common stock reserved for preferred stock and warrants on or before April 25, 2008.

On January 8, 2008, an employee received a $2,500 cash bonus and a $2,500 stock bonus (7,575 shares) as an award for closing the above $1 million funding.

On January 4, 2008, 100,000 options with 25,000 options vesting quarterly were issued to two consultants with exercise prices at market ($0.35) and 2 year terms.

On January 10, 2008, the Company paid HBL $200,000 of accrued interest for two $1,000,000 notes.  HBL extended the notes from December 3, 2007 and February 29, 2008 to June 3, 2008 and August 28, 2008.  HBL will extend the notes to December 3, 2009 and February 28, 2010, respectively, if $145,000 of accrued interest is paid on or before August 31, 2008.

On February 22, 2008, the Company entered into a 1 year consulting agreement to provide investor relations, public relations and shareholder relations services.  The Company may terminate the agreement the remaining 9 months of services by giving notice on or before May 22, 2008.  The Company agreed to pay the Consultant $30,000 plus a common stock grant of 90,000 shares for the first 3 months and if the agreement is continued the remainder of the term, an additional $7,500 per month for 8 months plus a common stock grant for 270,000 shares.