Form 10-Q
period 2008-03-31
AMARILLO BIOSCIENCES INC
filed 2008-05-13
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

Commission File Number 0-20791

                                AMARILLO BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

TEXAS	75-1974352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4134 Business Park Drive, Amarillo, Texas 79110
(Address of principal executive offices) (Zip Code)

(806) 376-1741
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [√ ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)[ ] Yes   [√] No

As of March 31, 2008 there were 29,672,034 shares of the issuer's common stock and 1,000 shares of the issuer’s convertible preferred stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Amarillo Biosciences, Inc.
Balance Sheets

	March 31, 2008	December 31, 2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$255,635	$47,184
Other current assets	17,449	31,688
Total current assets	273,084	78,872
Property, equipment, and software, net	13,763	14,098
Patents, net	119,344	120,925
Total assets	$406,191	$213,895

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$161,050	$98,203
Accrued interest - related party	505,150	682,773
Notes payable - related party	2,000,000	2,000,000
Total current liabilities	2,666,200	2,780,976
Total liabilities	2,666,200	2,780,976

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares – 1,000 at March 31, 2008 and 0 at December 31, 2007, respectively	10	-
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 29,672,034 at March 31, 2008 and 29,465,261 at December 31, 2007, respectively	296,720	294,653
Additional paid-in capital	27,129,201	25,598,217
Accumulated deficit	(29,685,940)	(28,459,951)
Total stockholders' deficit	(2,260,009)	(2,567,081)
Total liabilities and stockholders’ deficit	$406,191	$213,895

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations - Unaudited

	Three months ended March 31,
	2008	2007
Revenues:
Dietary supplement sales	$888	$534
Sublicense fee revenue	-	40,000
Total revenues	888	40,534

Operating expenses:
Cost of sales	301	168
Research and development expenses	215,892	131,012
Selling, general and administrative expenses	403,684	633,575
Total operating expenses	619,877	764,755

Operating loss	(618,989)	(724,221)

Other income (expense)
Interest expense	(22,474)	(22,238)
Interest income	1,371	1,253
Net loss	(640,092)	(745,206)

Deemed dividend for beneficial conversion feature	(562,841)	-
Dividend on preferred stock	(23,056)	-
Net loss applicable to common shareholders	$(1,225,989)	$(745,206)

Basic and diluted net loss per share	$(0.04)	$(0.03)

Weighted average shares outstanding	29,508,069	24,930,331

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows - Unaudited

	Three months ended March 31,
	2008	2007

Net cash used in operating activities	$(637,375)	$(503,702)

Cash from investing activities
Purchases of equipment and software	(980)	(1,265)
Patent expenditures	(1,987)	(1,673)
Net cash used in investing activities:	(2,967)	(2,938)

Cash from financing activities:
Proceeds from sales of convertible preferred stock	848,793	-
Proceeds from sale of common stock	-	449,100
Net cash provided by financing activities	848,793	449,100

Net increase (decrease) in cash	208,451	(57,540)
Cash and cash equivalents at beginning of period	47,184	213,844
Cash and cash equivalents at end of period	$255,635	$156,304
Supplemental disclosure of cash flow information
Cash paid for interest	$200,096	$107
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.

Notes To Financial Statements - Unaudited

1.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

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

3.
Common Stock.  In the first three months of 2007, the Company completed private equity financing by selling 998,000 restricted shares of common stock at a discount to 18 investors, generating $449,100 in cash.  During the quarter ended March 31, 2007, finder’s fees paid related to private placements of stock totaled $6,750, and are included as general and administrative expenses in the Company’s statement of operations. During the quarter ended March 31, 2007, the Board of Directors authorized stock grants to two consultants: 100,000 shares to Claus Martin on March 5.2007 ($84,000 fair value) and 100,000 shares to David Stewart on March 31, 2007 ($82,000 fair value).  The shares to David Stewart were issued in 25,000 share portions on March 31, June 30, September 30 and December 31 during fiscal 2007.  During the quarter ended March 31, 2008, the Board of Directors authorized stock grants to two consultants: 90,000 shares to CEOcast on February 2, 2008 ($27,900 fair value) and 100,000 shares to David Stewart on March 31, 2008 ($29,000 fair value).  The 2008 award to David Stewart is to be issued in 25,000 share portions on March 31, June 30, September 30 and December 31 during fiscal 2008.  Expense of $7,250 was recognized in the quarter ending March 31, 2008.  In February 2008, the Company entered into a 1 year consulting agreement with CEOcast to provide investor relations, public relations and shareholder relations services.  The Company may terminate the agreement for the remaining nine months of services by giving notice on or before May 22, 2008.  The Company agreed to pay the Consultant $30,000 plus the above common stock grant of 90,000 shares for the first three months and if the agreement is continued the remainder of the term, an additional $7,500 per month for eight months plus a common stock grant for 270,000 shares.  In January

2008, the Board of Directors awarded Joe Cummins a $2,500 cash bonus and a $2,500 stock bonus (7,575 shares) for closing a $1 million funding with Firebird Global Master Fund, Ltd.

4.
Common Stock Options.  During 2006, the Company issued 1,200,000 options to employees of the Company. These options vest evenly over the four years following grant.  The Company recognized $58,287 expense related to the options during the first quarter of 2007 and $55,661 expense during the first quarter of 2008.  The remaining cost expected to be recognized if these options vest is $571,065.  During the first quarter of 2008, the Company also recognized $5,060 expense for 100,000 options granted to two consultants.  25,000 options vested on March 31 and 25,000 options each shall vest June 30, September 30 and December 31, 2008.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 111.96 - 138.31%, risk-free interest rate of 1.5 – 1.62% and expected life of  2 - 5 years.

5.
Preferred Stock Financing.  During the first three months of 2008, the Company completed a private placement by selling 1,000 shares of convertible preferred stock for $1,000 per share under the terms of a Stock Purchase Agreement; generating gross proceeds of $1,000,000 and net proceeds of approximately $849,000, net of commissions, estimated registration costs and closing costs.  The convertible preferred stock is convertible into 4,000,000 shares of common stock.  The investor also received 5 year warrants to purchase 4,000,000 shares of common stock at $0.30 per share. The Company evaluated this transaction in accordance with the EITF 00-19 and determined it should be recorded as equity. The investment banker was paid a commission of $80,000 plus received 5 year warrants to purchase 640,000 shares of common stock at $0.30 per share.

Pursuant to the Registration Rights Agreement entered into in connection with the Stock Purchase Agreement, as amended, the Company is required to use best efforts to have the registration statement declared effective by the Securities and Exchange Commission by August 23, 2008.  In the event that the registration statement is not timely filed, declared effective or not maintained effective, the Company will be subject to liquidated damages up to 1% of the aggregate subscription amount per 30 day period not to exceed a maximum of 10% ($100,000).  The conversion option of the preferred stock was determined by the Company to represent a beneficial conversion feature, in accordance with the Financial Accounting Standards Board (FASB) EITF 98-5.  The $561,842 intrinsic value of the beneficial conversion feature was recorded as a deemed dividend to the preferred shareholders in January 2008, the earliest date preferred shares could have been converted by the holders.  The liquidated damages were determined to not be of a likelihood to require recording of a liability under FASB statement No. 5, Accounting for Contingencies.

The Company filed a registration statement with the SEC on April 24, 2008 for the common stock reserved for the preferred stock and warrants.

6.
Notes Payable.  The Company had an unsecured loan agreement with Hayashibara Biochemical Laboratories (HBL), a related party, dated July 22, 1999, which called for HBL to loan the Company $3,000,000 to be advanced in three installments. One of these three notes was converted into stock.  The annual interest rate on unpaid principal from the date of each respective advance was 4.5 percent, with accrued interest being payable at the maturity of the note. $1,000,000 was payable on or before December 3, 2007, or on or before the expiration of one (1) year after approval of the Company’s product by the FDA, whichever occurs first. This note has been extended and is payable on or before June 3, 2008, or on or before the expiration of one (1) year after approval of the Company's product by the FDA, whichever occurs first. The other $1,000,000 was payable on or before February 29, 2008, or on or before the expiration of one year after approval of the Company’s product by the FDA, whichever occurs first.  This note has been extended and is payable on or before August 28, 2008, or on or before expiration or on or before the expiration of one year after approval of the Company’s product by the FDA, whichever occurs first. HBL was paid $200,000 of accrued interest in the first quarter of 2008.  HBL will extend the notes to December 3, 2009 and February 28, 2010, respectively, if $145,000 of accrued interest is paid on or before August 31, 2008.

7.
License and Sublicense Agreements.  Sublicense fee revenue is recognized upon completion of all significant initial services provided to the licensee and upon satisfaction of all material conditions of the license agreement.  In the first quarter of 2007 ABI received a $40,000 sublicense fee. A $19,992 sublicense fee payable to HBL was included in accounts payable based on sublicense fee income earned by the Company during the first quarter of 2007.  A $7,500 minimum cash royalty fee was paid by the Company to Texas A&M University System during the first quarter of 2007 and also during the first quarter of 2008.  In March 2008, we entered into a Supply Agreement for Animal Health with CytoPharm, Inc.  Under the terms of the Agreement, CytoPharm will conduct all clinical trials, and seek to obtain regulatory approvals in China and Taiwan (the “Territory”) to launch our low dose oral interferon in the Territory for treatment of diseases and other healthcare applications of swine, cattle and poultry.  CytoPharm will make payments to us upon reaching certain milestones and will also pay royalties on low dose oral interferon sales in the Territory.

8.
Related Party Transactions.  The Company engaged the law firm of Sanders Baker P.C. of which Mr. Morris is a partner.  Mr. Morris is also the Secretary of the Company.  During the three months ended March 31, 2008 the Company incurred approximately $15,000 of legal fees from Sanders Baker P.C.

9.
Subsequent Events.  On April 1, 2008, we issued Firebird Global Master Fund, Ltd. 84,198 shares of common stock, as a dividend on the Series A Preferred Stock valued at $23,056.  These shares are shown as issued on the balance sheet.  The price of the common stock was calculated at 90% of the average of the 2 lowest VWAP (volume weighted average price) for the 5 trading days prior to the dividend payment due date. Dividends on the Series A Preferred Stock, at the rate of 10% per annum, payable in cash or common stock in the discretion of the Company, are due quarterly on January 1, April 1, July 1 and October 1 beginning on the first such date after the original issue date (January 8, 2008).

On April 15, 2008, Dr. Peter R. Mueller joined the Company as Chief Operating Officer and Director of Research.  Pursuant to an employment contract executed in April 2008,  Dr. Mueller’s annual salary was set at $210,000 and he was granted 700,000 share options with an exercise price of $0.32 (equal to the closing price on April 15, 2008), 100,000 options vesting on April 15, 2008 and the remaining options vesting annually every April 15 over 3 years.

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

Company Goal – FDA Approval and Commercialization of Oral Interferon.

We are engaged in developing biologics for the treatment of human and animal diseases. We focus our research on human health diseases for the use of low-dose orally administered natural human interferon alpha.

We own or license twelve issued United States patents relating to the use or composition of low-dose oral natural interferon alpha and one patent on the dose formulation of our dietary supplement. We have filed with the U.S. Food and Drug Administration (“FDA”), and there now are in effect, six Investigational New Drug (“IND”) Applications covering indicated uses for low-dose oral interferon alpha, including treatment of Behcet’s disease, oral warts in HIV+ patients, chronic cough, hepatitis C virus infection and influenza.

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

Chronic Cough in COPD Patients.  Chronic obstructive pulmonary disease (COPD) is a clinical condition with a progressive airflow limitation that is poorly reversible and characteristic of chronic bronchitis and emphysema.  The causes of COPD include tobacco smoke, occupational dusts, chemicals, vapors and environmental pollutants.  COPD is estimated to affect more that 600 million people worldwide. There are no effective therapies for emphysema, nor are there efficient clinical management strategies.  A Phase 2 study to confirm the ability of low-dose orally administered interferon-alpha to reduce chronic coughing in COPD patients is scheduled to launch in the second quarter of 2008, with results expected by the end of 2008.

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

Behcet’s Disease.  Behcet’s disease is a severe chronic relapsing inflammatory disorder marked by oral and genital ulcers, eye inflammation (uveitis) and skin lesions, as well as varying multisystem involvement including the joints, blood vessels, central nervous system, and gastrointestinal tract. The oral lesions are an invariable sign, occurring in all patients at some time in the disease. Behcet’s disease is found world-wide, and is a significant cause of partial or total disability. The US patient population has been estimated as 15,000. The FDA’s Office of Orphan Drugs has granted AMAR orphan drug status for low dose orally administered Interferon-alpha treatment in this condition. A double-blind, placebo-controlled Phase 2 trial was completed in Turkey on April 2, 2008.  Results are expected by the end of the second quarter of 2008.

Oral Warts in HIV+ Patients.  Oral warts are lesions in the mouth caused by the human papillomaviruses. The FDA has granted Orphan Drug Designation to AMAR for interferon in the treatment of oral warts in HIV+ patients. In Phase 1/2 clinical studies of 36 HIV+ patients with multiple oral warts who were receiving highly active antiretroviral therapy (HAART), potential efficacy of oral interferon was observed when some subjects achieved a complete or nearly complete regression of their warts.

AMAR launched a placebo-controlled, Phase 2 study in the 1st quarter of 2007. The protocol covers a 24-week, 80-patient study in which 20 patients will receive placebo and 60 will receive active treatment at 1500 IU per day.  If the current study is successful, a Phase 3 trial to confirm safety and efficacy will be launched in 2009. As of today, 43 oral warts patients have been enrolled at 12 active clinical sites.  Enrollment of a further 38 patients at a cost of approximately $114,000 is anticipated by the end of the third quarter of 2008.

Influenza.  Influenza (the flu) is a contagious respiratory illness caused by influenza viruses.  It can cause mild to severe illness, and at times can lead to death.  Influenza usually starts suddenly and may include the following symptoms: 1) fever (usually high), 2) headache, 3) tiredness (can be extreme), 4) cough, 5) sore throat, 6) runny or stuffy nose, 7) body aches, and 8) digestive problems such as diarrhea, nausea and vomiting.  Complications of flu can include bacterial pneumonia, ear infections, sinus infections, dehydration, and worsening of chronic medical conditions, such as congestive heart failure, asthma, or diabetes.

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

In 1982, it was reported that human leukocyte interferon (10,000 units/day) or placebo was dripped into the nostrils of 27 children daily for 60 days.  The children lived in an orphanage where natural outbreaks of influenza A and influenza B occurred during the treatment period.  Interferon did not prevent illness but significantly reduced the duration of fever and reduced the main peak fever.  Clinical manifestations of influenza were milder in children given interferon compared to placebo.  Adverse events due to interferon therapy were not observed.

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

Strategic Alliance with HBL. Hayashibara Biochemical Laboratories, Inc. (“HBL”) was established in 1970 to engage in research and development. It is a subsidiary of Hayashibara Company, Ltd., a privately-owned Japanese holding corporation with diversified subsidiaries. For more than 130 years the Hayashibara Company, Ltd. and its predecessors have been applying microbiological technology in the starch industry for the production of maltose and other sugars.

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

Strategic Alliance with Nobel.  We signed a licensing and supply agreement in September 2004 with a Turkish pharmaceutical company, NOBEL ILAC SANAYII VE TICARET A.S., providing the rights to oral low-dose interferon-alpha for the treatment of Behcet’s disease in Turkey and in Azerbaijan, Bosnia & Herzegovina, Bulgaria, Croatia, Georgia, Kazakhstan, Kyrghyzstan, Macedonia, Romania, Russia, Saudi Arabia, Slovenia, Tajikistan, Turkmenistan, Uzbekistan, and Federal Republic of Yugoslavia.

The license agreement covers a territory whose population is approximately 365 million. In Turkey, where the disease is more than 600 times more prevalent than in the United States, there are from 56,000 to 259,000 people who are afflicted with the disease, according to a review published in the New England Journal of Medicine. The U.S. Food and Drug Administration (FDA) has granted Orphan Drug Designation for this product for the clinical indication of Behcet’s Disease to us. The Orphan Drug Designation is designed to promote the development of treatments for diseases rare in the United States and provides certain marketing exclusivity incentives outlined under the Orphan Drug Act.

Under the terms of the agreement, Amarillo and NOBEL will conduct Behcet’s disease studies in Turkey under an Investigating New Drug (IND) Application submitted by ABI to the U.S. FDA. U.S. FDA approval will be sought and this FDA approval will be owned by ABI, but will be used by NOBEL to seek regulatory approval in each country to which the licensing rights apply.

A 12 week Phase II, placebo-controlled dose-ranging study of 85 patients with Behcet’s disease was completed in Turkey on April 2, 2008.  Final results are expected to be available by the end of the second quarter of 2008. If the Phase 2 data are encouraging, then NOBEL will conduct a Phase 3 study before a New Drug Application (NDA) can be submitted to the US FDA.

Strategic Alliance with Bumimedic.  In January 2006 we entered into a license and distribution agreement with Bumimedic (Malaysia) Sdn. Bhd, a Malaysian pharmaceutical company that is a part of the Antah HealthCare Group, to market our low-dose interferon (natural human IFN) in Malaysia. Bumimedic will seek registration for the Company’s natural human IFN and commence marketing the product after approval. The terms of the agreement call for Bumimedic to manufacture lozenges from our bulk natural human IFN (which is supplied by Hayashibara Biochemical Laboratories); package the lozenges and distribute them to local hospitals, pharmacies and clinics in Malaysia. Pursuant to the agreement, we will receive a series of payments, in three stages: upon formal execution of the distribution agreement, upon regulatory approval, and upon production. We will also receive a royalty on the sale of the natural human IFN.

Strategic Alliance with CytoPharm.  In November 2006, we entered into a License and Supply Agreement with CytoPharm, Inc., a Taipei, Taiwan-based biopharmaceutical company whose parent company is Vita Genomics, Inc., the largest biotech company in Taiwan specializing in pharmacogenomics and specialty Clinical Research Organization. Under the terms of the Agreement, CytoPharm and its subsidiary will conduct all clinical trials, and seek to obtain regulatory approvals in both China and Taiwan (the “Territory”) to launch our low dose oral interferon in the Territory for influenza and hepatitis B (“HBV”) and hepatitis C (“HCV”)  indications. CytoPharm has entered into discussions with regulatory agencies in the Territory to conduct clinical trials for oral interferon treatment of hepatitis B and influenza, which are expected to commence in 200 8. According to the Agreement, CytoPharm will make payments to us upon reaching certain milestones and will also pay royalties on low dose oral interferon sales in the Territory.

Cytopharm plans to launch a Phase II, placebo-controlled, dose-ranging study of 165 hepatitis C virus infected patients in Taiwan in the third quarter of 2008.  The study is designed to test the ability of low-dose orally administered interferon-alpha to reduce the virolgic relapse rate of patients who have completed standard therapy with pegylated interferon plus ribavirin.  Treatment time is 6 months with 6 months of post treatment observation.  Results are expected by the end of 2009.

In March 2008, we entered into a Supply Agreement for Animal Health with CytoPharm, Inc.  Under the terms of the Agreement, CytoPharm will conduct all clinical trials, and seek to obtain regulatory approvals in China and Taiwan (the “Territory”) to launch our low dose oral interferon in the Territory for treatment of diseases and other healthcare applications of swine, cattle and poultry.  CytoPharm will make payments to us upon reaching certain milestones and will also pay royalties on low dose oral interferon sales in the Territory.

Nutraceutical Product.  The Company sells anhydrous crystalline maltose (ACM) as Maxisal® to individuals and to pharmacies in the USA and to licensed distributors overseas. The company seeks to out-license Maxisal®.

Equity Funding.  In January 2008, we entered into agreements with Firebird Global Master Fund, Ltd. for the sale of  1,000 shares of our Series A Preferred Stock, which is convertible into 4,000,000 shares of common stock, and warrants to purchase an additional 4,000,000 shares of common stock at $0.30 per share. We also issued to MidSouth Capital Markets Group, Inc. (“MidSouth”), the selling/placement agent in the private placement, warrants to purchase 640,000 shares of our common stock on the same terms and conditions as the warrants issued to Firebird.  The warrants were issued to MidSouth pursuant to an agreement entered into with MidSouth in September 2007 to engage MidSouth to act as our placement agent in connection with a future private placement.  Pursuant to the agreement, MidSouth was to receive for its services a warrant to purchase shares of our common stock equal to 8% of the number of common shares to be issued on an as converted basis in the private placement, with an exercise price of $.30 per share and exercisable for 5 years from the date of issuance.

Results of Operations:

Revenues.  During the three-month period ended March 31, 2008, $888 from dietary supplement sales was generated compared to dietary supplement sales for the three-month period ended March 31, 2007, of $534, an increase of $354 or approximately 66%.  In the three-month period ended March 31, 2007 a $40,000 sublicense fee was collected.  No license fees were collected during the first quarter of 2008. There were no sales of interferon products during the first three months of 2007 or 2008.

Research and Development Expenses. Research and development expenses of $215,892 were incurred for the three month period ended March 31, 2008, compared to $131,012 for the three month period ended March 31, 2007, an increase of $84,880 (65%).  The increase was mostly from $90,000 of advertising costs for patient recruitment in the clinical trials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $403,684 were incurred for the three-month period ended March 31, 2008, compared to $633,575 for the three-month period ended March 31, 2007, a decrease of $229,891 (36%).  Approximately half of this decrease is from non-cash items.  Black-Scholes option, stock grant and stock for service expenses were $95,871 during the first quarter of 2008 compared to $224,287 the first quarter of 2007, a decrease of $128,416 (57%).  The other half of the decrease in selling, general and administrative expenses in the first quarter of 2008 compared to the first quarter in 2007 is from several items.  Vacation expense was $6,276 for the three-month period ended March 31, 2008 compared to $34,522 for the three-month period ended March 31, 2007, a reduction of $28,246 (82%).  License fee and royalty expenses were $7,500 in the three-month period ended March 31, 2008 compared to $27,491 in the three-month period ended March 31, 2007, a $19,991 decrease (73%).  Travel expenses were $8,795 in the three-month period ended March 31, 2008 compared to $17,280 in the three-month period ended March 31, 2007, a decrease of $8,485 (49%).  General legal expenses were $6,934 lower in Q1 2008 than Q1 2007.  Selling, general and administrative expenses for employee compensation during the first quarter of 2008 were $112,816 compared to $120,401 in Q1 2007, a decrease of $7,585.

Non-cash Consulting Activities.  During the first quarter of 2008, the Board of Directors authorized the issuance of 190,000 shares of common stock to consultants: 90,000 shares to CEOcast on February 26, 2008 ($27,900 fair value) and 100,000 shares to David Stewart on March 31, 2008 ($29,000 fair value).  The shares to David Stewart were issued in a 25,000 share portion on March 31 and are to be issued on June 30, September 30 and December 31 during fiscal 2008.  The accumulated value of the above mentioned stock for the first three months of 2008 is $56,900 for non-cash consulting compensation.  The Board of Directors also authorized the issuance of 50,000 options ($10,121) each to two consultants, Dr. Kimball Austin Miller and Dr. Elaine King Miller. 12,500 Options each vested on March 31, 2008 and 12,500 options each will invest on June 30, September 30 and December 31 during fiscal 2008.  As of March 31, 2008, $5,060 of expense has been recognized from these options.   Non-cash consulting activities totaled $40,210 during the first three months of 2008.  In the first three months of 2007, non-cash consulting compensation was $166,000.

Other Income.  During the three-month period ended March 31, 2008, $1,371 from interest and investment income was generated compared to $1,253 from interest income for the three-month period ended March 31, 2007, an increase of $118 or approximately 9%.

Net Loss.  As a result of the above, in the three-month period ended March 31, 2008, the Company's net loss was $640,092 compared to a net loss for the three-month period ended March 31, 2007 of $745,206.

Liquidity Needs:  On March 31, 2008, the Company had available cash and short-term treasuries of $255,635 and had a working capital deficit (current assets less current liabilities) of approximately $2,400,000.  Current liabilities include two $1 million notes plus $505,150 of accrued interest owed to Hayashibara Biochemical Laboratories, Inc. (HBL), the Company’s largest shareholder.  Assuming there is no decrease in current accounts payable, and accounting for various one–time expenses, the Company’s negative cash flow for operating activities plus equipment purchases, patent filings and excluding payment of $200,000 of accrued interest to HBL (burn rate) is approximately $150,000 per month.  The Company's continued losses and lack of liquidity raise substantial doubt about whether the Company is able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2008 Plan.

Forward-Looking Statements: Certain statements made in this Plan of Operations and elsewhere in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, achievements, costs or expenses and may contain words such as "believe," "anticipate," "expect," "estimate," "project," "budget," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-KSB and include among others the following: promulgation and implementation of regulations by the U.S. Food and Drug Administration ("FDA"); promulgation and implementation of regulations by foreign governmental instrumentalities with functions similar to those of the FDA; costs of research and development and clinical trials, including without limitation, costs of clinical supplies, packaging and inserts, patient recruitment, trial monitoring, trial evaluation and publication; and possible difficulties in enrolling a sufficient number of qualified patients for certain clinical trials. The Company is also dependent upon a broad range of general economic and financial risks, such as possible increases in the costs of employing and/or retaining qualified personnel and consultants and possible inflation which might affect the Company's ability to remain within its budget forecasts. The principal uncertainties to which the Company is presently subject are its inability to ensure that the results of trials performed by the Company will be sufficiently favorable to ensure eventual regulatory approval for commercial sales, its inability to accurately budget at this time the possible costs associated with hiring and retaining of additional personnel, uncertainties regarding the terms and timing of one or more commercial partner agreements and its ability to continue as a going concern.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk.

We may not be able to adequately protect and maintain our intellectual property.  Our success will depend in part on our ability to protect and maintain our patents, intellectual property rights and licensing arrangements for our products and technology.  We currently own      four patents and license      ten patents.  No assurance can be given that such licenses or rights used by us will not be challenged, infringed or circumvented or that the rights granted thereunder will provide competitive advantages to us. Furthermore, there can be no assurance that we will be able to remain in compliance with our existing or future licensing arrangements. Consequently, there may be a risk that licensing arrangements are withdrawn with no penalties to the licensee or compensation to us.

We rely on third parties for the supply, manufacture and distribution of our products.  Third parties manufacture and distribute all of our products. We do not currently have manufacturing facilities or personnel to independently manufacture our products. Currently, Marlyn Nutraceutical manufactures our nutraceutical products. Our licensed distributors, located in the United States and internationally, distribute the products.  Except for any contractual rights and remedies that we may have with our manufacturer and our distributors, we have no control over the availability of our products, their quality or cost or the actual distribution of our products. If for any reason we are unable to obtain or retain third-party manufacturers and distributors on commercially acceptable terms, we may not be able to produce and distribute our products as planned.  If we encounter delays or difficulties with our contract manufacturer in producing or packaging our products or with our distributor in distributing our products, the production, distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply or distribution or abandon or sell product lines on unsatisfactory terms. We may not be able to enter into alternative supply, production or distribution arrangements on commercially acceptable terms, if at all. There can be no assurance that the manufacturer that we have engaged will be able to provide sufficient quantities of these products or that the products supplied will meet with our specifications or that our distributor will be able to distribute our products in accordance with our requirements.

We are dependant on funding from private placements of stock.  Our sales revenue, sublicense fees and royalty income are low compared to expenses.  Our primary focus is to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect significant sales or royalty revenue in the near term as Phase 2 and Phase 3 clinical studies must be completed before a NDA (New Drug Application) may be submitted to the FDA.  We operate at a net loss and current liabilities exceed current assets mostly by the amount owed to HBL for two $1 million notes plus $505,150 of accrued interest on March 31, 2008.  We paid HBL $200,000 of accrued interest in January of 2008 and HBL extended the notes and remaining accrued interest until June 3, 2008 and August 28, 2008.  HBL will extend the notes and accrued interest until December 3, 2009 and February 28, 2010 if payment of $145,000 of accrued interest is received by August 31, 2008.  We do not have sufficient liquidity to pay off the notes or to fund operating losses unless funding is obtained from private placements of stock.  There can be no assurance that private placement funding will always be available on terms acceptable to us, or at all.

We are dependent on certain key existing and future personnel.  Our success will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Joseph M. Cummins, our President and Chief Executive Officer, Peter R. Mueller, our Chief Operating Officer and Director of Research, Gary W. Coy, our Chief Financial Officer, and Martin J. Cummins, our Vice President of Clinical and Regulatory Affairs. The loss of the services of one or more of our key employees could have a material adverse effect on our operations. We do currently have employment agreements with our executive officers. We do not currently maintain key man life insurance on any of our key employees.  In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. We cannot assure that we will be able to successfully attract and retain key personnel.

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

Our competitors are much larger and more experienced than we are and, even if we complete the development of our drugs, we may not be able to successfully compete with them.  The pharmaceutical industry is highly competitive.  Our biologics and low-dose oral interferon alpha applications compete with high dose injectable interferon manufactured by Roche, Schering, InterMune, Serono, Biogen, Berlex and Hemispherx. High dose injectable interferon has been widely accepted by the medical community for many years.  Companies who manufacture injectable interferon alpha applications are more established than we are and have far greater financial, technical, research and development, sales and marketing, administrative and other resources than we do.  Even if we successfully complete the development of our tests, we may not be able to compete effectively with these much larger companies and their more established products.

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern. Our Independent Registered Public Accountants have added an explanatory paragraph to their audit reports issued in connection with our consolidated financial statements which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern. We have experienced net losses from operations of $724,221 for the quarter ended March 31, 2007 and $618,989 for the Quarter ended March 31, 2008.  In addition, as of March 31, 2007 we had an accumulated deficit of $26,699,085 and $29,685,940 for the quarter ended March 31, 2008. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

Risk Relating to Our January 2008 Financing Arrangement.  There are a large number of shares underlying our preferred stock and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock. As of March 31, 2008, we had 29,672,034 shares of common stock issued and outstanding and 1,000 shares of our 10% Series A Convertible Preferred Stock issued and outstanding. We filed a registration statement with the SEC on April 24, 2008 that covers 10,024,198 shares of common stock, including 4,000,000 shares underlying the Series A Preferred Stock, 4,640,000 shares underlying Series A Warrants, 1,300,000 shares underlying options and other warrants issued to certain of the selling stockholders, and 84,198 shares issued as a dividend on the Series A Preferred Stock. The sale of these shares may adversely affect the market price of our common stock.

Risks Related to our Common Stock.  There is only a limited market for our common stock and the price of our common stock may be affected by factors that are unrelated to the performance of our business.  If any of the risks described in these Risk Factors or other unseen risks are realized, the market price of our common stock could be materially adversely affected.  Additionally, market prices for securities of biotechnology and diagnostic companies have historically been very volatile.  The market for these securities has from time to time experienced significant price and volume fluctuations for reasons that are unrelated to the operating performance of any one company.  In particular, and in addition to the other risks described elsewhere in these Risk Factors, the following factors can adversely affect the market price of our common stock:

•	announcements of technological innovation or improved or new diagnostic products by others;
•	general market conditions;
•	changes in government regulation or patent decisions;
•	changes in insurance reimbursement practices or policies for diagnostic products.

Our common shares have traded on the Over the Counter Bulletin Board at prices below $5.00 for several years. As a result, our shares are characterized as “penny stocks” which could adversely affect the market liquidity of our common stock.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Securities and Exchange Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ or a national securities exchange and any equity security issued by an issuer that has:

•	net tangible assets in excess of $2,000,000, if such issuer has been in continuous operation for three years;
•	net tangible assets in excess of $5,000,000, if such issuer has been in continuous operation for less than three years; or
•	average revenue of at least $6,000,000, for the last three years.

Unless an exception is available, the regulations require, prior to any transaction involving a penny stock, that a disclosure schedule explaining the penny stock market and the risks associated therewith is delivered to a prospective purchaser of the penny stock.  We currently do not qualify for an exception, and, therefore, our common stock is considered to be penny stock and is subject to these requirements.  The penny stock regulations adversely affect the market liquidity of our common shares by limiting the ability of broker/dealers to trade the shares and the ability of purchasers of our common shares to sell in the secondary market.  In addition, certain institutions and investors will not invest in penny stocks.

Future sales of a significant number of shares of our common stock by existing stockholders may lower the price of our common stock, which could result in losses to our stockholders.

We estimate there that are approximately 14,000,000 restricted shares outstanding which, upon becoming freely tradable under Rule 144 or 144(k) of the Securities Exchange Act of 1934, may lower the price of our common stock.

ITEM 4.                      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2008. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II - OTHER INFORMATION

ITEM 1.                      Legal Proceeding.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  As of the date of this report, we were not aware of any such legal proceedings or claims against us.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, the Board of Directors authorized stock grants to two consultants: 90,000 shares to CEOcast on February 26, 2008 ($27,900 fair value) and 100,000 shares to David Stewart on March 31, 2008 ($29,000 fair value).  The shares to David Stewart are to be issued in 25,000 share portions on March 31, June 30, September 30 and December 31 during fiscal 2008.  Expense of $7,250 was recognized in the quarter ending March 31, 2008.  In January 2008, the Board of Directors awarded Joe Cummins a $2,500 cash bonus and a $2,500 stock bonus (7,575 shares) for closing a $1 million funding with Firebird Global Master Fund, Ltd.

During the first three months of 2008, the Company completed a private placement by selling 1,000 shares of convertible preferred stock for $1,000 per share in a private placement offering; generating gross proceeds of $1,000,000 and net proceeds of approximately $849,000, excluding commissions, estimated registration costs and closing costs.  The convertible preferred stock is convertible into 4,000,000 shares of common stock.  The investor also received 5 year warrants to purchase 4,000,000 shares of common stock at $0.30 per share. The investment banker was paid a commission of $80,000 plus received 5 year warrants to purchase 640,000 shares of common stock at $0.30 per share. The Company filed a registration statement with the SEC on April 24, 2008 for the common stock reserved for preferred stock and warrants.  Pursuant to the Registration Rights Agreement entered into in connection with the Stock Purchase Agreement, as amended, the Company is required to file a registration statement covering the shares of common stock underlying the Series A Preferred Stock and Series A Warrants, and issuable as dividends on the Series A Preferred Stock, in an amount permissible under Rule 415 under the Securities Act of 1933, as amended, by April 25, 2008, and to use best efforts to have the registration statement declared effective by the Commission by August 23, 2008.  In the event that the registration statement is not timely filed, declared effective or maintained effective, the Company will be subject to liquidated damages up to 1% of the aggregate subscription amount per 30 day period not exceed to a maximum of 10%.

On April 1, 2008, we issued Firebird Global Master Fund, Ltd. 84,198 shares of common stock, as a dividend on the Series A Preferred Stock., valued at $23,056.  These shares are included as issued on the balance sheet as of March 31, 2008.  The price of the common stock was calculated at 90% of the average of the 2 lowest VWAP (volume weighted average price) for the 5 trading days prior to the dividend payment due date. Dividends on the Series A Preferred Stock, at the rate of 10% per annum, payable in cash or common stock in the discretion of the Company, are due quarterly on January 1, April 1, July 1 and October 1 beginning on the first such date after the original issue date (January 8, 2008).

	Date (2008)	Shares of Common Stock	Purchaser	Discount*
	Issue Price	Number		Per Share	Total
1	January 8.33	7,575	Joseph Cummins	.00	0
2	February 26.31	86,400	Rachel Glicksman (CEOcast)	.00	0
3	February 26.31	3,600	Dan Schustack (CEOcast)	.00	0
4	March 31.29	25,000	David Stewart	.00	0
5	April 1.2738	84,198	Firebird Global Master Fund	.0305	2,568
*Discounts were calculated based on the last transaction on each date except dividend payment was calculated on the average of the 2 lowest VWAP during the 5 trading days prior to the payment due date.

	Date (2008)	Shares of Convertible Preferred Stock		Purchaser	Discount*
		Issue Price	Number		Per Share	Total
1	January 8	1,000	1,000	Firebird Global Master Fund	.00	0

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM.5.	Other Information

None.

ITEM 6.	Exhibits.

None.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      AMARILLO BIOSCIENCES, INC.

Date: May 12, 2008	By: /s/ Joseph M. Cummins

Joseph M. Cummins President and Chief Executive Officer

Date: May 12, 2008	By: /s/ Gary W. Coy

Gary W. Coy Vice President and Chief Financial Officer