Form 10-Q
period 2008-06-30
AMARILLO BIOSCIENCES INC
filed 2008-08-14
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

As of June 30, 2008 there were 30,180,241 shares of the issuer's common stock and 1,000 shares of the issuer’s convertible preferred stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Amarillo Biosciences, Inc.
Balance Sheets

	June 30 2008	December 31, 2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$6,283	$47,184
Other current assets	42,874	31,688
Total current assets	49,157	78,872
Property, equipment, and software, net	12,367	14,098
Patents, net	126,115	120,925
Total assets	$187,639	$213,895

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$285,522	$98,203
Accrued interest - related party	527,527	682,773
Notes payable - related party	2,000,000	2,000,000
Total current liabilities	2,813,049	2,780,976
Total liabilities	2,813,049	2,780,976

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares – 1,000 at June 30, 2008 and 0 at December 31, 2007, respectively	10	-
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 30,180,241 at June 30, 2008 and 29,465,261 at December 31, 2007, respectively	301,802	294,653
Additional paid-in capital	27,319,630	25,598,217
Accumulated deficit	(30,246,852)	(28,459,951)
Total stockholders' deficit	(2,625,410)	(2,567,081)
Total liabilities and stockholders’ deficit	$187,639	$213,895

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations - Unaudited

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenues:
Dietary supplement sales	$396	$614	$1,284	$1,148
Sublicense fee revenue	30,000	-	30,000	40,000
Total revenues	30,396	614	31,284	41,148

Operating expenses:
Cost of sales	136	186	437	354
Research and development expenses	129,724	112,231	345,616	243,243
Selling, general and administrative expenses	415,291	478,348	818,975	1,111,924
Total operating expenses	545,151	590,765	1,165,028	1,355,521

Operating loss	(514,755)	(590,151)	(1,133,744)	(1,314,373)

Other income (expense)
Interest expense	(22,482)	(22,436)	(44,956)	(44,673)
Interest income	1,325	978	2,696	2,230
Net loss	(535,912)	(611,609)	(1,176,004)	(1,356,816)

Deemed dividend for beneficial conversion feature	-	-	(562,841)	-
Dividend on preferred stock	(25,000)	-	(48,056)	-
Net loss applicable to common shareholders	$(560,912)	$(611,609)	$(1,786,901)	$(1,356,816)

Basic and diluted net loss per share	(0.02)	(0.02)	(0.06)	(0.05)

Weighted average shares outstanding	29,817,431	25,444,815	29,662,750	25,953,645

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows - Unaudited

	Six months ended June 30,
	2008	2007

Net cash used in operating activities	$(846,389)	$(804,894)

Cash from investing activities
Purchases of equipment and software	(980)	(1,265)
Patent expenditures	(12,325)	(3,942)
Net cash used in investing activities:	(13,305)	(5,207)

Cash from financing activities:
Proceeds from exercise of options	-	45,889
Proceeds from sales of convertible preferred stock	793,793	-
Proceeds from sale of common stock	25,000	600,506
Net cash provided by financing activities	818,793	646,395

Net decrease in cash	(40,901)	(163,706)
Cash and cash equivalents at beginning of period	47,184	213,844
Cash and cash equivalents at end of period	$6,283	$50,138
Supplemental disclosure of cash flow information
Cash paid for interest	$200,202	$165
Cash paid for income taxes	$-	$-
Non cash transactions
Stock dividend to preferred shareholders	$48,056	$-

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

Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

2.
Financial Condition. The Company's viability is dependent upon successful commercialization of products resulting from its research and product development activities. The Company plans on working with commercial development partners in the United States and in other parts of the world to provide the necessary sales, marketing and distribution infrastructure to successfully commercialize the interferon alpha product for both human and animal applications. The Company's products will require significant additional development, laboratory and clinical testing and investment prior to the Company obtaining regulatory approval to commercially market its product(s). Accordingly, for at least the next few years, the Company will continue to incur research and development and general and administrative expenses and may not generate sufficient revenues from product sales to support its operations

3.
Common Stock.  In the first quarter of 2007, the Company completed private equity financing by selling 998,000 restricted shares of common stock at a discount to 18 investors, generating $449,100 in cash.  In the second quarter of 2007, the Company completed private equity financing by selling 349,100 restricted shares of common stock at a discount to eight investors, generating $151,405 in cash.  Cash generated from selling restricted shares during the first six months of 2007 totaled $600,505.  During the first six months of, 2007, finder’s fees paid related to private placements of stock totaled $7,750, and are included as general and administrative expenses in the Company’s statement of operations.

During the first quarter of 2007, the Board of Directors authorized stock grants to two consultants: 100,000 shares to Claus Martin on March 5, 2007 ($84,000 fair value) and 100,000 shares to David Stewart on March 31, 2007 ($82,000 fair value).  The shares to David Stewart were issued in 25,000 share portions on March 31, June 30, September 30 and December 31 during fiscal 2007.

During the first quarter of 2008, no private placement of restricted shares of common stock occurred.  During the second quarter of 2008, the Company completed private equity financing by selling 100,000 restricted shares of common stock at a discount with 100,000 three year warrants exercisable at $0.30 per share to two investors, generating $25,000 in cash.  No finder’s fees were paid.

During the first quarter of 2008, the Board of Directors authorized stock grants to two consultants: 90,000 shares to CEOcast on February 2, 2008 ($27,900 fair value) and 100,000 shares to David Stewart on March 31, 2008 ($29,000 fair value).  The 2008 award to David Stewart was issued in 25,000 share portions on March 31, June 30, and is to be issued in 25,000 share portions on September 30 and December 31 during fiscal 2008.  Expense of $12,750 was recognized in the six months ending June 30, 2008.  In February 2008, the Company entered into a 1 year consulting agreement with CEOcast to provide investor relations, public relations and shareholder relations services.  The Company terminated the agreement for the remaining nine months of services.  The Company paid the Consultant $30,000 plus the above common stock grant of 90,000 shares for the first three months.

In the first quarter of 2008, the Board of Directors awarded Dr. Joe Cummins a $2,500 cash bonus and a $2,500 stock bonus (7,575 shares) for closing a $1 million funding with Firebird Global Master Fund, Ltd.  During the second quarter of 2008, an attorney agreed to accept payment of 166,667 shares of stock to cover $30,000 of fees to file the amendments to the Registration Statement.  The Board of Directors approved payment of 166,667 shares of stock on May 20, 2008 ($55,000 fair value).  On June 25, 2008, the Executive Committee approved to pay a consultant $20,000 in fees for public relations and investor relations services in stock and warrants under the same terms and conditions as a private placement approved by the Executive Committee on April 24, 2008 ($0.25 per share of unregistered common stock with 100% warrant coverage, three year term and exercisable at $0.30 per share).  Expense was recognized on June 15, 2008 for payment of 40,000 shares of common stock ($9,200 fair value) and 80,000 warrants ($11,522 fair value) in payment of $10,000 due on June 15, 2008.  The remaining $10,000 will be paid in stock on July 15, 2008 and August 15, 2008.  Dr. Peter Mueller was paid 54,627 shares of stock on June 2, 2008 ($16,652 fair value) in salary.

On April 1, 2008 and July 7, 2008, Firebird Global Master Fund, Ltd.  was issued 84,198 shares and 121,913 shares of common stock respectively, as a dividends on the Series A Preferred Stock.  These dividends were valued at $23,056 and $25,000 and recorded on March 31, 2008 and June 30, 2008, respectively.  The price of the common stock was calculated at 90% of the average of the 2 lowest VWAP (volume weighted average price) for the 5 trading days prior to the dividend payment due date. Dividends on the Series A Preferred Stock, at the rate of 10% per annum, payable in cash or common stock in the discretion of the Company, are due quarterly on January 1, April 1, July 1 and October 1 beginning on the first such date after the original issue date (January 8, 2008).

4.
Common Stock Options.  During 2006, the Company issued 1,200,000 options to employees of the Company. These options vest evenly over the four years following grant.  The Company recognized $58,287 expense related to the options during the first quarter of 2007 and $55,304 during the second quarter of 2007.

During the second quarter of 2007, the Company issued 500,000 stock options for services.  The Company recognized an $187,383 expense related to the options during the first six months of 2007.

During the second quarter of 2007, 249,486 options were exercised at $0.06 to $0.44 per share generating $45,889 in cash.  A Director exercised 6,000 cashless options at $0.44 per share and received 1,672 shares of Common Stock valued at $0.61 per share.

The Company recognized $55,661 of employee options expense during the first quarter of 2008 and $97,575 during the second quarter of 2008.  The remaining cost expected to be recognized if these options vest is $478,873.  During the second quarter of 2008 the amount of employee options expense increased when Dr. Peter Mueller joined the Company as COO. On April 15, 2008 the Company issued 700,000 options to Dr. Mueller pursuant to an employment agreement dated April 15, 2008.  On April 15, 2008, 100,000 of these options vested ($25,516 fair value recognized for the second quarter of 2008).  The remaining options vest evenly over the three years following grant.  $11,311 fair value of these options was recognized during the second quarter of 2008.  The remaining cost expected to be recognized if these options vest is $155,168.

During the first six months of 2008, the Company also recognized $10,121 expense for 100,000 options granted to two consultants.  25,000 options vested on March 31; 25,000 options vested on June 30, and 25,000 options each vest September 30 and December 31, 2008.

No options were exercised during the first six months of 2008.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 109.6 - 138.31%, risk-free interest rate of 1.5 – 4.617% and expected life of 0.25 - 5 years.

5.
Preferred Stock Financing.  During the first quarter of 2008, the Company completed a private placement by selling 1,000 shares of convertible preferred stock for $1,000 per share under the terms of a Stock Purchase Agreement; generating gross proceeds of $1,000,000 and net proceeds of $848,793, net of commissions, registration costs and closing costs.  The convertible preferred stock is convertible into 4,000,000 shares of common stock.  The investor also received 5 year warrants to purchase 4,000,000 shares of common stock at $0.30 per share. The Company evaluated this transaction in accordance with the EITF 00-19 and determined it should be recorded as equity. The investment banker was paid a commission of $80,000 plus received 5 year warrants to purchase 640,000 shares of common stock at $0.30 per share.  During the second quarter $55,000 of additional registration costs were incurred to file two amendments to the S-1 registration statement.  Net proceeds were reduced to $793,793.

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

The Company filed a registration statement with the SEC on April 24, 2008 for the common stock reserved for the preferred stock and warrants.  The SEC issued a comment letters on May, 7, 2008 and June 2, 2008.  The Company filed amended registration statements on May 21, 2008 and June 6, 2008.  The second amendment to the registration statement for 3,288,000 of 4,000,000 shares reserved for the preferred stock, all 4,000,000 shares reserved for warrants and 84,198 shares paid as a dividend payment on April 1, 2008 was declared effective on June 12, 2008.  The 712,000 unregistered shares reserved for conversion of the preferred stock and future unregistered stock for dividend payments are eligible to have the restricted stock legends removed under rule 144 since the preferred stock has been held more than six months.

6.
Notes Payable.  The Company has unsecured loan agreements with Hayashibara Biochemical Laboratories (HBL), a related party.  The annual interest rate on unpaid principal from the date of each respective advance was 4.5 percent, with accrued interest being payable at the maturity of the note. $1,000,000 was payable on or before June 3, 2008.  The other $1,000,000 was payable on or before August 28, 2008.  HBL was paid $200,000 of accrued interest in the first quarter of 2008.  HBL will extend the notes to December 3, 2009 and February 28, 2010, respectively, if $145,000 of accrued interest is paid on or before August 31, 2008.

7.
License and Sublicense Agreements.  Sublicense fee revenue is recognized upon completion of all significant initial services provided to the licensee and upon satisfaction of all material conditions of the license agreement.  In the first quarter of 2007 ABI received a $40,000 sublicense fee. A $19,992 sublicense fee payable to HBL was included in accounts payable based on sublicense fee income earned by the Company during the first quarter of 2007.  A $7,500 minimum cash royalty fee was paid by the Company to Texas A&M University System during the first quarter of 2007 and also during the first quarter of 2008.  In March 2008, we entered into a Supply Agreement for Animal Health with CytoPharm, Inc.  Under the terms of the Agreement, CytoPharm will conduct all clinical trials, and seek to obtain regulatory approvals in China and Taiwan (the “Territory”) to launch our low dose oral interferon in the Territory for treatment of diseases and other healthcare applications of swine, cattle and poultry.  CytoPharm will make payments to us upon reaching certain milestones and will also pay royalties on low dose oral interferon sales in the Territory.  During the second quarter of 2008 the Company received a $30,000 sublicense fee.  A $14,990 sublicense fee payable to HBL was included in accounts payable based on sublicense fee income earned by the Company during the second quarter of 2008.

8.
Related Party Transactions.  The Company engaged the law firm of Sanders Baker P.C. of which Mr. Morris is a partner.  Mr. Morris is also the Secretary of the Company.  During the six months ended June 30, 2008 the Company incurred approximately $31,000 and of legal fees from Sanders Baker P.C.

9.
Employment Contract.  On April 15, 2008, Dr. Peter R. Mueller joined the Company as Chief Operating Officer and Director of Research.  Pursuant to an employment contract executed in April 2008,  Dr. Mueller’s annual salary was set at $210,000 and he was granted 700,000 share options with an exercise price of $0.32 (equal to the closing price on April 15, 2008), 100,000 options vesting on April 15, 2008 and the remaining options vesting annually every April 15 over 3 years.

10.
Subsequent Events.  The Company received a $30,000 sublicense fee in July 2008.  A $14,990 sublicense fee is payable to HBL based on sublicense fee income earned by the Company.  On July 10, 2008 management was paid 99,438 shares of stock in salary ($18,893 fair value).  On July 15, 2008 a consultant was paid 20,000 shares of restricted stock valued at $0.18 per share for $3,600 of services.

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

Company Goal – FDA Approval and Commercialization of Oral Interferon.

Peter Mueller, PhD, formerly an executive from big pharma, joined the Company as Chief Operating Office and Director of Research and Development on April 15, 2008 to help transform Amarillo Biosciences from a research and development Company into a specialty pharmaceutical Company extending global reach through selective partnerships for development and commercialization.  The Company will focus more on large indications with large market potential.

The Company has changed to focus more on the development of low-dose oral interferon treatment of chronic cough in COPD patients, an indication with large market potential.  COPD affects approximately 10% of the world population over 40, is a growing problem and is the 5th leading cause of death in the world.  A successful Phase 2 proof-of-concept study is anticipated to generate interest from potential big pharma partners.  The Company plans to complete a low-dose oral interferon Phase 2 proof-of-concept study to treat chronic cough in COPD patients, start a Phase 2 dose-ranging study and seek a big pharma partner for upfront payments, milestone payments and royalties.  The chronic cough proof-of-concept study is a 4-week study with a 4-week follow up period.

Data from a Phase 2 clinical study at Texas Tech University shows that treatment with low-dose oral interferon leads to a rapid and significant reduction in the cough associated with idiopathic pulmonary fibrosis (IPF), resulting in improved quality of life.  Blinded, controlled studies in the US and Canada showed that low-dose oral interferon relieves chronic coughing in horses with COPD-like disease.  A blinded, placebo-controlled Phase 2 study of low-dose oral interferon treatment of chronic cough in COPD and IPF patients is ongoing at Texas Tech University.

AMAR has completed pre-clinical (70 animal clinical trials) and human safety studies (34 human clinical trials) for the low-dose oral interferon mucosal route of administration using a lozenge that is stable for 1-2 years at room temperature.  Orally delivered interferon binds to mucosal cells in the mouth and throat resulting in stimulation of immune mechanisms and has been shown to activate hundreds of immune system genes in the peripheral blood.  Oral interferon is given in doses 10,000 times less than injectable interferon, so side effects are reduced or eliminated.  The company has 9 patents and 3 patents pending including a patent pending for oral interferon treatment of chronic cough.

Chronic Cough in COPD Patients.  Chronic obstructive pulmonary disease (COPD) is a clinical condition with a progressive airflow limitation that is poorly reversible and characteristic of chronic bronchitis and emphysema.  The causes of COPD include tobacco smoke, occupational dusts, chemicals, vapors and environmental pollutants.  COPD is estimated to affect more that 600 million people worldwide. There are no effective therapies for emphysema, nor are there efficient clinical management strategies.  A Phase 2 study to confirm the ability of low-dose orally administered interferon-alpha to reduce chronic coughing in COPD patients is scheduled to launch in the second half of 2008, with results expected by the end of the second quarter in 2009.

Dr. Lorenz Lutherer of Texas Tech University has obtained university funding for a proof-of-concept study to evaluate orally administered IFNα in the treatment chronic cough in COPD and IPF patients. This experimental clinical study is a Phase 2 randomized, double-blind, placebo-controlled, parallel trial in which 40 eligible volunteers with IPF or COPD-associated chronic cough are to be randomly assigned to one of two groups in equal numbers to receive either IFNα or placebo. Treatment is given three times daily for 4 weeks, and patients are followed for 4 weeks post-treatment to assess durability of response. The study evaluates the ability of IFNα to reduce the frequency and severity of chronic cough in COPD patients. Patient enrollment has started.

Behcet’s Disease.  Behcet’s disease is a severe chronic relapsing inflammatory disorder marked by oral and genital ulcers, eye inflammation (uveitis) and skin lesions, as well as varying multisystem involvement including the joints, blood vessels, central nervous system, and gastrointestinal tract. The oral lesions are an invariable sign, occurring in all patients at some time in the disease. Behcet’s disease is found world-wide, and is a significant cause of partial or total disability. The US patient population has been estimated as 15,000. The FDA’s Office of Orphan Drugs has granted AMAR orphan drug status for low dose orally administered Interferon-alpha treatment in this condition. A double-blind, placebo-controlled Phase 2 trial was completed in Turkey on April 2, 2008.  Results are expected by the end of the third quarter of 2008.

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

AMAR launched a placebo-controlled, Phase 2 study in the 1st quarter of 2007. The protocol covers a 24-week, 80-patient study in which 20 patients will receive placebo and 60 will receive active treatment at 1500 IU per day.  If the current study is successful, a Phase 3 trial to confirm safety and efficacy will be launched in 2009. As of today, 46 oral warts patients have been enrolled at 12 active clinical sites.  Enrollment of a further 34 patients at a cost of approximately $102,000 is anticipated by the end of 2009.

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

Dr. Manafred Beilharz at The University of Western Australia has received a grant from the Department of Health, Government of Western Australia for a Phase 2 clinical study for oral interferon treatment of influenza patients in Australia.  AMAR is providing oral interferon lozenges and other support for the study.  The study is to be completed by September 24, 2009.

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

A 12 week Phase II, placebo-controlled dose-ranging study of 85 patients with Behcet’s disease was completed in Turkey on April 2, 2008.  Final results are expected to be available by the end of the third quarter of 2008. If the Phase 2 data are encouraging, then NOBEL will conduct a Phase 3 study before a New Drug Application (NDA) can be submitted to the US FDA.

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

Strategic Alliance with CytoPharm.  In November 2006, we entered into a License and Supply Agreement with CytoPharm, Inc., a Taipei, Taiwan-based biopharmaceutical company whose parent company is Vita Genomics, Inc., the largest biotech company in Taiwan specializing in pharmacogenomics and specialty Clinical Research Organization. Under the terms of the Agreement, CytoPharm and its subsidiary will conduct all clinical trials, and seek to obtain regulatory approvals in both China and Taiwan (the “Territory”) to launch our low dose oral interferon in the Territory for influenza and hepatitis B (“HBV”) and hepatitis C (“HCV”) indications. CytoPharm has entered into discussions with regulatory agencies in the Territory to conduct clinical trials for oral interferon treatment of hepatitis B and influenza.  According to the Agreement, CytoPharm will make payments to us upon reaching certain milestones and will also pay royalties on low dose oral interferon sales in the Territory.

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

Equity Funding.  In January 2008, we entered into agreements with Firebird Global Master Fund, Ltd. for the sale of  1,000 shares of our Series A Preferred Stock, which is convertible into 4,000,000 shares of common stock, and warrants to purchase an additional 4,000,000 shares of common stock at $0.30 per share. We also issued to MidSouth Capital Markets Group, Inc. (“MidSouth”), the selling/placement agent in the private placement, warrants to purchase 640,000 shares of our common stock on the same terms and conditions as the warrants issued to Firebird.  The warrants were issued to MidSouth pursuant to an agreement entered into with MidSouth in September 2007 to engage MidSouth to act as our placement agent in connection with a future private placement.  Pursuant to the agreement, MidSouth was to receive for its services a warrant to purchase shares of our common stock equal to 8% of the number of common shares to be issued on an as converted basis in the private placement, with an exercise price of $.30 per share and exercisable for 5 years from the date of issuance.  Net proceeds after commissions, registration costs and closing were $793,793.

During the second quarter of 2008, the Company completed private equity financing by selling 100,000 restricted shares of common stock at a discount with 100,000 three year warrants exercisable at $0.30 per share to two investors, generating $25,000 in cash.  No finder’s fees were paid.

Results of Operations for Quarter Ended June 30, 2008:

Revenues.  During the quarter ended June 30, 2008, $396 from dietary supplement sales was generated compared to $614 for the quarter ended June 30, 2007, a decrease of $218 or 36%.  During the quarter ended June 30, 2008, $30,000 sublicense fee was generated compared to no sublicense fee the quarter ended June 30, 2007, an increase of $30,000.

Research and Development Expenses. Research and development expenses of $129,724 were incurred for the quarter ended June 30, 2008, compared to $112,231 for the quarter ended June 30, 2007, an increase of $17,493 (16%).  The increase was mostly from increased R&D personnel costs in the second quarter of 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $415,291 were incurred for the second quarter in 2008, compared to $478,348 for the second quarter of 2007, a decrease of $63,057 (13%).  Most of this decrease was from lower professional fees in the second quarter of 2008

Non-cash Consulting Activities.  During the second quarter of 2008, the Board of Directors authorized 25,000 shares to be issued to David Stewart ($5,500 fair value) and 40,000 shares plus 80,000 warrants to be issued to a consultant ($9,200 fair value for 40,000 shares of common stock issued and $11,522 fair value for 80,000 of warrants recognized).  The consultant is to be issued 20,000 shares of common portions on July 15, 2008 and August 15, 2008.  David Stewart is to be issued 25,000 share portions on September 30 and December 31 during fiscal 2008.  The accumulated value of the above mentioned stock recognized for the second quarter of 2008 is $14,700 plus $11,522 recognized for warrants for non-cash consulting compensation.  The Board of Directors also authorized the issuance of 12,500 options each to two consultants ($5061 fair value) in the second quarter of 2008.  Portions of 12,500 options will vest on September 30 and December 31 during fiscal 2008.  Non-cash consulting activities totaled $31,283 during the second quarter of 2008.  In the second quarter of 2007, 25,000 shares were issued to David Stewart ($20,500 fair value) and 500,000 options to consultants for services (fair value $187,382).  Non cash consulting compensation in the second quarter of 2007 was $207,882.

Other Income.  During the second quarter of 2008, $1,325 from interest and investment income was generated compared to $978 from interest income for the second quarter of 2007, an increase of $347 or approximately 35%.

Net Loss.  The Company's net loss for the second quarter of 2008 was $535,912 compared to a net loss of $611,609 for the second quarter of 2007.  A $25,000 preferred stock dividend was recognized during the second quarter of 2008 which increased the net loss applicable to common shareholders to $560,912 compared to $611,609 for the second quarter of 2007, a decrease of $50,697 or 8%.

Results of Operations for the Six Months Ended June 30, 2008:

Revenues.  During the six month period ended June 30, 2008, $1,284 from dietary supplement sales was generated compared to dietary supplement sales for the six-month period ended June 30, 2007, of $1,148, an increase of $100 or approximately 9%.  During the six-month period ended June 30, 2008 a $30,0000 sublicense fee was generated compared to a $40,000 sublicense fee for the six month period ended June 30, 2007, a $10,000 decrease or approximately 25%.

Research and Development Expenses. Research and development expenses of $345,616 were incurred for the six month period ended June 30, 2008, compared to $243,243 for the six month period ended June 30, 2007, an increase of $102,373 (42%).  The increase was mostly from $90,000 of advertising costs for patient recruitment in the clinical trials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $818,975 were incurred for the six-month period ended June 30, 2008, compared to $1,111,924 for the six-month period ended June 30, 2007, a decrease of $292,949 (26%).  Most of this decrease  was from public relations and investor relations expenses ($75,544) and professional fees excluding legal and accounting fees($258,351).

Non-cash Consulting Activities.  During the first six months of, the Board of Directors authorized the issuance of 230,000 shares of common stock to consultants: 90,000 shares to CEOcast on February 26, 2008 ($27,900 fair value), 100,000 shares to David Stewart on March 31, 2008 ($12,750 fair value for 50,000 shares issued) and 80,000 shares plus 80,000 warrants to a consultant ($9,200 fair value for 40,000 shares of common stock issued and $11,522 fair value for 80,000 of warrants recognized) on June 25, 2008.  The consultant is to be issued 20,000 shares of common portions on July 15, 2008 and August 15, 2008.  The shares to David Stewart were issued in a 25,000 share portions on March 31 and June 30 and are to be issued September 30 and December 31 during fiscal 2008.  The accumulated value of the above mentioned stock recognized for the first six months of 2008 is $49,850 plus $11,522 recognized for warrants for non-cash consulting compensation.  The Board of Directors also authorized the issuance of 50,000 options each to two consultants, Dr. Kimball Austin Miller and Dr. Elaine King Miller. Portions of 12,500 Options each vested on March 31, 2008, June 30, 2008 and will vest on September 30 and December 31 during fiscal 2008.  As of June 30, 2008, $10,121 of expense has been recognized from the Miller options.   Non-cash consulting activities totaled $71,493 during the first six months of 2008.  In the first six months of 2007, non-cash consulting compensation was $353,382.

Other Income.  During the six-month period ended June 30, 2008, $2,696 from interest and investment income was generated compared to $2,230 from interest income for the six-month period ended June 30, 2007, an increase of $466 or approximately 21%.

Net Loss.  As a result of the above, in the six-month period ended June 30, 2008, the Company's net loss was $1,176,004 compared to a net loss for the six-month period ended June 30, 2007 of $1,356,816.  A $562,841 deemed dividend for the conversion feature of preferred stock and $48,056 of preferred dividends were recognized during the first six months of 2008 which increased the net loss applicable to common shareholders to$1,786,901 compared to $1,356,816 for the six months ended June 30, 2007.

Liquidity Needs:  On June 30, 2008, the Company had available $6,283 cash and had a working capital deficit (current assets less current liabilities) of approximately $2,764,000.  Current liabilities include two $1 million notes plus $527,527 of accrued interest owed to Hayashibara Biochemical Laboratories, Inc. (HBL), the Company’s largest shareholder.  Assuming there is no decrease in current accounts payable, and accounting for various one–time expenses, the Company’s negative cash flow for operating activities plus equipment purchases, patent filings including payment of $200,000 of accrued interest to HBL (burn rate) is approximately $143,000 per month.  The Company's continued losses and lack of liquidity raise substantial doubt about whether the Company is able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2008 Plan.

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

We are dependant on funding from private placements of stock.  Our sales revenue, sublicense fees and royalty income are low compared to expenses.  Our primary focus is to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect significant sales or royalty revenue in the near term as Phase 2 and Phase 3 clinical studies must be completed before a NDA (New Drug Application) may be submitted to the FDA.  We operate at a net loss and current liabilities exceed current assets by $2,763,892.  Most of the difference between current assets and current liabilities is the amount owed to HBL for two $1 million notes plus $527,527 of accrued interest on June 30, 2008.  We paid HBL $200,000 of accrued interest in January of 2008 and HBL extended the notes and remaining accrued interest until June 3, 2008 and August 28, 2008.  HBL will extend the notes and accrued interest until December 3, 2009 and February 28, 2010 if payment of $145,000 of accrued interest is received by August 31, 2008.  We do not have sufficient liquidity to pay off the notes or to fund operating losses unless funding is obtained from private placements of stock.  There can be no assurance that private placement funding will always be available on terms acceptable to us, or at all.

We are dependent on certain key existing and future personnel.  Our success will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Dr. Joseph M. Cummins, our President and Chief Executive Officer, Dr. Peter R. Mueller, our Chief Operating Officer and Director of Research, Dr. Gary W. Coy, our Chief Financial Officer, and Martin J. Cummins, our Vice President of Clinical and Regulatory Affairs. The loss of the services of one or more of our key employees could have a material adverse effect on our operations. We do currently have employment agreements with our executive officers. We do not currently maintain key man life insurance on any of our key employees.  In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. We cannot assure that we will be able to successfully attract and retain key personnel.

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

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern. Our Independent Registered Public Accountants have added an explanatory paragraph to their audit reports issued in connection with our consolidated financial statements which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern. We have experienced net losses from operations of $1,314,373 for the six months ended June 30, 2007 and $1,133,744 for the six months ended June 30, 2008.  In addition, as of December 31, 2007 we had an accumulated deficit of $28,459,951 and $30,246,852 as of June 30, 2008. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

Risk Relating to Our January 2008 Financing Arrangement.  There are a large number of shares underlying our preferred stock and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock. As of June 30, 2008, we had 30,180,241 shares of common stock issued and outstanding and 1,000 shares of our 10% Series A Convertible Preferred Stock issued and outstanding. We filed a registration statement with the SEC on April 24, 2008 and two amendments on May 21, 2008 and June 6, 2008.  The Registration Statement went effective on June 12, 2008 for 8,312,198 shares of common stock, including 3,288,000 of 4,000,000 shares underlying the Series A Preferred Stock, 4,640,000 shares underlying Series A Warrants, 300,000 shares underlying options and other warrants issued to certain of the selling stockholders, and 84,198 shares issued as a dividend on the Series A Preferred Stock.  In Addition 166,667 shares of stock were registered via S-8 registration in payment of services to file the two registration statement amendments above.  The sale of these shares may adversely affect the market price of our common stock.

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

ITEM 4.                      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2008. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During the six months ended June 30, 2008, the Board of Directors authorized stock grants to two consultants: 90,000 shares to CEOcast on February 26, 2008 ($27,900 fair value) and 100,000 shares to David Stewart on March 31, 2008 ($29,000 fair value).  The shares to David Stewart are to be issued in 25,000 share portions on March 31, June 30, September 30 and December 31 during fiscal 2008.  Expense of $7,250 was recognized in the quarter ending March 31, 2008 and $5,500 in the quarter ended June 30, 2008.  Subsequently a S-8 registration statement was filed on April 21, 2008 for the 2008 Consultants Stock Grant Plan to register the shares.  In January 2008, the Board of Directors awarded Dr. Joe Cummins a $2,500 cash bonus and a $2,500 stock bonus (7,575 shares) for closing a $1 million funding with Firebird Global Master Fund, Ltd.

On May 20, 2008 the Board of Directors approved payment of 166,667 shares of common stock to an attorney for services related to the preparation of amendments to the registration statement on form S-1 ($55,000 fair value recognized).  An attorney agreed to accept payment of 166,667 shares of stock to cover $30,000 of fees to file the amendments to the Registration statement.  The Board of Directors approved payment of 166,667 shares of stock on May 20, 2008 ($55,000 fair value).

On June 25, 2008, the Executive Committee approved to pay a consultant $20,000 in fees for public relations and investor relations services in stock and warrants under the same terms and conditions as a private placement approved by the Executive Committee on April 24, 2008 ($0.25 per share of unregistered common stock with 100% warrant coverage, three year term and exercisable at $0.30 per share).  Expense was recognized on June 15, 2008 for payment of 40,000 ($9,200 fair value) shares of common stock and 80,000 warrants ($11,522 fair value) for payment of $10,000 due on June 15, 2008.  The remaining $10,000 will be paid in stock on July 15, 2008 and August 15, 2008.  Dr. Peter Mueller was paid 54,627 shares of stock on June 2, 2008 ($16,652 fair value) in salary.

During the first six months of 2008, the Company completed a private placement by selling 1,000 shares of convertible preferred stock for $1,000 per share in a private placement offering; generating gross proceeds of $1,000,000 and net proceeds of approximately $849,000, excluding commissions, estimated registration costs and closing costs.  The convertible preferred stock is convertible into 4,000,000 shares of common stock.  The investor also received five year warrants to purchase 4,000,000 shares of common stock at $0.30 per share. The investment banker was paid a commission of $80,000 plus received five year warrants to purchase 640,000 shares of common stock at $0.30 per share. The Company filed a registration statement with the SEC on April 24, 2008 for the common stock reserved for preferred stock and warrants.  Pursuant to the Registration Rights Agreement entered into in connection with the Stock Purchase Agreement, as amended, the Company is required to file a registration statement covering the shares of common stock underlying the Series A Preferred Stock and Series A Warrants, and issuable as dividends on the Series A Preferred Stock, in an amount permissible under Rule 415 under the Securities Act of 1933, as amended, by April 25, 2008, and to use best efforts to have the registration statement declared effective by the Commission by August 23, 2008.  In the event that the registration statement is not timely filed, declared effective or maintained effective, the Company will be subject to liquidated damages up to 1% of the aggregate subscription amount per 30 day period not exceed to a maximum of 10%.  The Company filed amended registration statements on May 21, 2008 and June 6, 2008 to respond to SEC comment letters dated May 7, 2008 and June 2, 2008.  The second amendment to the registration statement was declare effective on June 12, 2008 for 3,288,000 of 4,000,000 shares reserved for the preferred stock, all 4,000,000 warrants, and 84,198 shares paid as a dividend payment on April 1, 2008.  The 712,000 unregistered shares for conversion of the preferred stock and future unregistered stock for dividend payments are eligible to have the restricted stock legends removed under rule 144 since the preferred stock has been held six months or more.  During the second quarter $55,000 of additional registration costs were incurred to file two amendments to the S-1 registration statement.  Net proceeds were reduced to $793,793.

On April 1, 2008 and July 7, 2008, Firebird Global Master Fund, Ltd.  was issued 84,198 shares and 121,913 shares of common stock respectively, as a dividends on the Series A Preferred Stock.  These dividends were valued at $23,056 and $25,000 and recorded on March 31, 2008 and June 30, 2008, respectively.  The price of the common stock was calculated at 90% of the average of the 2 lowest VWAP (volume weighted average price) for the 5 trading days prior to the dividend payment due date. Dividends on the Series A Preferred Stock, at the rate of 10% per annum, payable in cash or common stock in the discretion of the Company, are due quarterly on January 1, April 1, July 1 and October 1 beginning on the first such date after the original issue date (January 8, 2008).

	Date (2008)	Shares of Common Stock		Purchaser	Discount*
		Issue Price	Number		Per Share	Total
1	January 8.33		7,575	Dr. Joseph Cummins	.00	0
2	February 26.31		86,400	Rachel Glicksman (CEOcast)	.00	0
3	February 26.31		3,600	Dan Schustack (CEOcast)	.00	0
4	March 31.29		25,000	David Stewart	.00	0
5	April 1.2738		84,198	Firebird Global Master Fund	.0305	2,568
6	May 16**	.1358	20,000	David Metz	.1742	3,484
7	May 19**	.1358	80,000	Griffin Family Trust	.1742	13,936
8	May 23***	.18	166,667	Darrin Ocasio	.15	25,000
9	June 2.3048		54,627	Dr. Peter Mueller	.00	0
10	June 15**	.1537	40,000	RJ Falkner	.0763	3052
11	June 30.22		25,000	David Stewart	.00	0
12	July 7.2051		121,913	Firebird Global Master Fund	.0228	2,780

*Discounts were calculated based on the closing price of the last transaction on each date except (1) dividend payment was calculated on the average of the 2 lowest VWAP during the 5 trading days prior to the payment due date; (2) Dr. Peter Mueller’s payroll payment was calculated on the average closing price during the pay period.

**The price was $0.25 for each share of common stock and one warrant with three year term and exercisable at $0.30 per share.  The stock closing prices for the Metz, Griffin and Falkner transactions are $0.31, $0.31 and $0.23 respectively.  Relative fair value of common stock and warrants were determined:  The relative fair value of the stock was utilized to determine the relative discounts above.  The relative fair values for the Metz, Griffin and Falkner common stock are $2,717, $10,868 and $6,149 respectively.  The discounts reported above are based on the stock fair values based on the closing stock price of the transaction minus the stock relative fair values.  The relative fair values for the Metz, Griffin and Falkner warrants are $2,283, $9,132 and $3,851.  The Black-Scholes fair values for the Metz, Griffin and Falkner warrants are $4,202, $16,806 and $5,761.  The discounts for the Metz Griffin and Falkner warrants are $1,919, $7,674 and $1,910 respectively.

***Darrin Ocasio of SRFF received 166,667 shares of common stock in payment of $30,000 of legal services for two amendments to a registration statement filed with the SEC.  The closing price of the stock was $0.33 on the transaction date.

	Date (2008)	Shares of Convertible Preferred Stock		Purchaser	Discount*
		Issue Price	Number		Per Share	Total
1	January 8	1,000	1,000	Firebird Global Master Fund	.00	0

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM.5.	Other Information

None

ITEM 6.	Exhibits.

None.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      AMARILLO BIOSCIENCES, INC.

Date: August 14, 2008	By: /s/ Joseph M. Cummins
Joseph M. Cummins
President and Chief Executive Officer

Date: August 14, 2008	By: /s/ Gary W. Coy
Gary W. Coy
Vice President and Chief Financial Officer