Form 10-Q
period 2008-09-30
AMARILLO BIOSCIENCES INC
filed 2008-11-13
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

Commission File Number 0-20791

AMARILLO BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

TEXAS	75-1974352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4134 Business Park Drive, Amarillo, Texas 79110
(Address of principal executive offices) (Zip Code)

(806) 376-1741
(Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No

As of September 30, 2008 there were 30,542,182 shares of the issuer's common stock and 1,000 shares of the issuer's convertible preferred stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

Amarillo Biosciences, Inc. Balance Sheets

	September 30, 2008	December 31, 2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,698	$47,184
Other current assets	29,563	31,688
Total current assets	31,261	78,872
Property, equipment, and software, net	10,971	14,098
Patents, net	130,311	120,925

Total assets	$172,543	$213,895

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$435,067	$98,203
Accrued interest - related party	550,150	682,773
Accrued expenses - related party	29,981	-
Notes payable - related party	2,000,000	2,000,000
Total current liabilities	3,015,198	2,780,976
Total liabilities	3,015,198	2,780,976

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value: Authorized shares - 10,000,000 Issued and outstanding shares - 1,000 at September 30, 2008 and 0 at December 31, 2007, respectively	10	-
Common stock, $0.01par value: Authorized shares - 100,000,000 Issued and outstanding shares - 30,542,182 at September 30, 2008 and 29,465,261 at December 31, 2007, respectively	305,422	294,653
Additional paid-in capital	27,455,704	25,598,217

Accumulated deficit	(30,603,791)	(28,459,951)

Total stockholders' deficit	(2,842,655)	(2,567,081)
Total liabilities and stockholders' deficit	$172,543	$213,895

See accompanying notes to financial statements.

Amarillo Biosciences, Inc. Statements of Operations - Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Dietary supplement sales	$234	$624	$1,518	$1,772
Sublicense fee revenue	30,000	-	60,000	40,000
Total revenues	30,234	624	61,518	41,772

Operating expenses:
Cost of sales	104	204	540	559
Research and development expenses	42,398	141,351	388,014	384,593
Selling, general and administrative expenses	296,104	551,988	1,115,079	1,663,912
Total operating expenses	338,606	693,543	1,503,633	2,049,064

Operating loss	(308,372)	(692,919)	(1,442,115)	(2,007,292)

Other income (expense)
Interest expense	(23,568)	(22,898)	(68,524)	(67,571)
Interest income	-	159	2,696	2,389
Net loss	(331,940)	(715,658)	(1,507,943)	(2,072,474)

Deemed dividend for beneficial conversion feature	-	-	(562,841)	-
Dividend on preferred stock	(25,000)	-	(73,056)	-
Net loss applicable to common shareholders	$(356,940)	$(715,658)	$(2,143,840)	$(2,072,474)

Basic and diluted net loss per share	(0.01)	(0.03)	(0.07)	(0.08)

Weighted average shares outstanding	30,301,432	26,712,223	29,877,198	25,870,142

See accompanying notes to financial statements.

Amarillo Biosciences, Inc. Condensed Statements of Cash Flows - Unaudited

	Nine months ended September 30,
	2008	2007
Net cash used in operating activities	$(843,210)	$(1,057,740)

Cash from investing activities
Purchases of equipment and software	(980)	(1,265)
Patent expenditures	(20,089)	(4,411)
Net cash used in investing activities:	(21,069)	(5,676)

Cash from financing activities:
Proceeds from exercise of options	-	90,889
Proceeds from sales of convertible preferred stock	793,793	-
Proceeds from sale of common stock	25,000	792,505
Net cash provided by financing activities	818,793	883,394

Net decrease in cash	(45,486)	(180,022)
Cash and cash equivalents at beginning of period	47,184	213,844
Cash and cash equivalents at end of period	$1,698	$33,822

Supplemental disclosure of cash flow information
Cash paid for interest	$201,147	$440

Cash paid for income taxes	$-	$-

Non cash transactions
Stock dividend to preferred shareholders	$73,056	$-

See accompanying notes to financial statements.

Amarillo Biosciences, Inc. Notes To Financial Statements - Unaudited

1.	Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.

2.	Financial Condition. The Company's viability is dependent upon successful commercialization of products resulting from its research and product development activities. The Company plans on working with commercial development partners in the United States and in other parts of the world to provide the necessary sales, marketing and distribution infrastructure to successfully commercialize the interferon alpha product for both human and animal applications. The Company's products will require significant additional development, laboratory and clinical testing and investment prior to the Company obtaining regulatory approval to commercially market its product(s). Accordingly, for at least the next few years, the Company will continue to incur research and development and general and administrative expenses and may not generate sufficient revenues from product sales to support its operations.

3.	Common Stock. In the first quarter of 2007, the Company completed private equity financing by selling 998,000 restricted shares of common stock at a discount to 18 investors, generating $449,100 in cash. In the second quarter of 2007, the Company completed private equity financing by selling 349,100 restricted shares of common stock at a discount to eight investors, generating $151,405 in cash. In the third quarter of 2007, the Company completed private equity financing by selling 930,000 restricted shares of common stock at a discount to sixteen investors, generating $192,000 in cash. Cash generated from selling restricted shares during the first nine months of 2007 totaled $792,505. During the nine months ended September 30, 2007, finder's fees paid related to private placements of stock totaled $7,750, and are included as general and administrative expenses in the Company's statement of operations. During the first quarter of 2008, no private placement of restricted shares of common stock occurred. During the second quarter of 2008, the Company completed private equity financing by selling 100,000 restricted shares of common stock at a discount with 100,000 three year warrants exercisable at $0.30 per share to two investors, generating $25,000 in cash. No finder's fees were paid.

During the first quarter of 2007, the Board of Directors authorized stock grants to two consultants: 100,000 shares to Claus Martin on March 5, 2007 ($84,000 fair value) and 100,000 shares to David Stewart on March 31, 2007 ($82,000 fair value). The shares to David Stewart were issued in 25,000 share portions on March 31, June 30, September 30 and

December 31 during fiscal 2007. The entire expense of $82,000 was recognized in the quarter ending March 31, 2007. During the first quarter of 2008, the Board of Directors authorized stock grants to two consultants: 90,000 shares to CEOcast on February 2, 2008 ($27,900 fair value) and 100,000 shares to David Stewart on March 31, 2008 ($29,000 fair value). The 2008 award to David Stewart was issued in 25,000 share portions on March 31, June 30, September 30, and is to be issued in a 25,000 share portion on December 31 during fiscal 2008. Expense of $17,750 was recognized in the nine months ending September 30, 2008. In February 2008, the Company entered into a 1 year consulting agreement with CEOcast to provide investor relations, public relations and shareholder relations services. The Company terminated the agreement for the remaining nine months of services. The Company paid the Consultant $30,000 plus the above common stock grant of 90,000 shares for the first three months.

In the first quarter of 2008, the Board of Directors awarded Dr. Joe Cummins a $2,500 cash bonus and a $2,500 stock bonus (7,575 shares) for closing a $1 million funding with Firebird Global Master Fund, Ltd. During the second quarter of 2008, an attorney agreed to accept payment of 166,667 shares of stock to cover $30,000 of fees to file the amendments to the Registration Statement. The Board of Directors approved payment of 166,667 shares of stock on May 20, 2008 ($55,000 fair value). On June 25, 2008, the Executive Committee approved to pay a consultant $20,000 in fees for public relations and investor relations services in stock and warrants under the same terms and conditions as a private placement approved by the Executive Committee on April 24, 2008 ($0.25 per share of unregistered common stock with 100% warrant coverage, three year term and exercisable at $0.30 per share). Expense was recognized on June 15, 2008 for payment of 40,000 shares of common stock ($9,200 fair value) and 80,000 warrants ($11,522 fair value) in payment of $10,000 due on June 15, 2008. The remaining $10,000 was paid in 20,000 shares of stock on July 15, 2008 ($3,600 fair value) and 20,000 shares of stock on August 15, 2008 ($4,400 fair value). Dr. Peter Mueller was paid 54,627 shares of stock on June 2, 2008 ($16,652 fair value) in salary. Dr. Peter Mueller, Dr. Joe Cummins, Dr. Gary Coy and Martin Cummins were paid 99,438 shares of stock on July 10, 2008 ($18,893 fair value) in salaries. Dr. Gary Coy was paid 13,361 shares of stock on September 17, 2008 ($2,405 fair value) in salary.

On April 1, 2008, July 7, 2008, and October 3, 2008, Firebird Global Master Fund, Ltd. was issued 84,198 shares, 121,913 shares, and 184,142 shares of common stock respectively, as dividends on the Series A Preferred Stock. These dividends were valued at $23,056, $25,000, $25,000, and recorded on March 31, 2008, June 30, 2008, and September 30, 2008 respectively. The price of the common stock was calculated at 90% of the average of the 2 lowest VWAP (volume weighted average price) for the 5 trading days prior to the dividend payment due date. Dividends on the Series A Preferred Stock, at the rate of 10% per annum, payable in cash or common stock in the discretion of the Company, are due quarterly on January 1, April 1, July 1 and October 1 beginning on the first such date after the original issue date (January 8, 2008).

4.	Common Stock Options. During 2006, the Company issued 1,200,000 options to employees of the Company. These options vest evenly over the four years following grant. The Company recognized $58,287 expense related to the options during the first quarter of 2007 and $55,304 during the second quarter of 2007 and $60,270 expense during the third quarter of 2007. During the second quarter of 2007, the Company issued 500,000 stock options for services and recognized $187,383 of expense related to the options. During the third quarter of 2007, the Company issued 1,020,000 stock options for services and recognized $363,488 of expense related to the options. In the third quarter, the Company extended the expiration date of 275,000 stock options issued for services in the second quarter by 60 days.

During the second quarter of 2007, 249,486 options were exercised at $0.06 to $0.44 per share generating $45,889 in cash. A Director exercised 6,000 cashless options at $0.44 per share and received 1,672 shares of Common Stock valued at $0.61 per share. In the third quarter of 2007, 225,000 options were exercised at $0.20 per share generating $45,000 in cash.

The Company recognized $55,661 of employee options expense during the first quarter of 2008, $97,575 during the second quarter of 2008 and $75,096 during the third quarter of 2008. The remaining cost expected to be recognized if these options vest is $590,388. During the second quarter of 2008 the amount of employee options expense increased when Dr. Peter Mueller joined the Company as COO. On April 15, 2008 the Company issued 700,000 options to Dr. Mueller pursuant to an employment agreement dated April 15, 2008. On April 15, 2008, 100,000 of these options vested ($25,516 fair value recognized for the second quarter of 2008). The remaining options vest evenly over the three years following grant. $11,311 fair value of these options was recognized during the second quarter of 2008 and $13,515 during the third quarter of 2008. The remaining cost expected to be recognized if these options vest is $141,652.

During the first nine months of 2008, the Company also recognized $15,182 expense for 100,000 options granted to two consultants. 25,000 options vested on March 31; 25,000 options vested on June 30; 25,000 options vested on September 30 and 25,000 options vest on December 31, 2008. On September 16, 2008, 10,000 options vested ($239 fair value recognized for the third quarter of 2008) to another consultant.

No options were exercised during the first nine months of 2008.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0.0%, expected volatility of 109.6 - 138.31%, risk-free interest rate of 1.5 - 4.617% and expected life of 0.25 - 5 years.

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

Pursuant to the Registration Rights Agreement entered into in connection with the Stock Purchase Agreement, as amended, the Company is required to use best efforts to have the registration statement declared effective by the Securities and Exchange Commission by August 23, 2008. In the event that the registration statement is not timely filed, declared effective or not maintained effective, the Company will be subject to liquidated damages up to 1% of the aggregate subscription amount per 30 day period not to exceed a maximum of 10% ($100,000). The conversion option of the preferred stock was determined by the Company to represent a beneficial conversion feature, in accordance with the Financial Accounting Standards Board (FASB) EITF 98-5. The $561,841 intrinsic value of the beneficial conversion feature was recorded as a deemed dividend to the preferred shareholders in January 2008, the earliest date preferred shares could have been converted by the holders. The liquidated damages were determined to not be of a likelihood to require recording of a liability under FASB statement No. 5, Accounting for Contingencies.

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

6.	Notes Payable. The Company has unsecured loan agreements with Hayashibara Biochemical Laboratories (HBL), a related party. The annual interest rate on unpaid principal from the date of each respective advance was 4.5 percent, with accrued interest being payable at the maturity of the note. $1,000,000 was payable on or before June 3, 2008. The other $1,000,000 was payable on or before August 28, 2008. HBL was paid $200,000 of accrued interest in the first quarter of 2008. HBL had proposed to extend the notes to December 3, 2009 and February 28, 2010, respectively, if $145,000 of accrued interest was paid on or before August 31, 2008. The Company was unable to make such payment. Although the notes are past due, HBL has not demanded payment. The Company is presently pursuing funding from prospective investors and prospective pharmaceutical partners. If the Company does not get funding from investors or prospective pharmaceutical partners, the Company will not be able to pay the requested accrued interest to extend the notes. The Company is discussing alternatives with HBL, but currently has no commitment or assurance that HBL will not demand payment and/or declare the notes in default.

7.	Line of Credit. The Company has a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent. There was an outstanding balance on September 30, 2008 is $18,841, which is included in accounts payable.

8.	License and Sublicense Agreements. During first nine months of 2008 the Company received a $30,000 sublicense fee payment in the second quarter and a $30,000 sublicense fee payment in the third quarter. A $14,990 sublicense fee payable to HBL was recorded in the second quarter and a $14,991 sublicense fee payable to HBL was recorded in the third quarter and included in accounts payable based on sublicense fee income earned by the Company during the second and third quarters of 2008.

9.	Related Party Transactions. The Company engaged the law firm of Sanders Baker P.C. of which Mr. Morris is a partner. Mr. Morris is also the Secretary of the Company. During the nine months ended September 30, 2008 the Company incurred approximately $42,000 of legal fees from Sanders Baker P.C.

10.	Employment Contract. On April 15, 2008, Dr. Peter R. Mueller joined the Company as Chief Operating Officer and Director of Research. Pursuant to an employment contract executed in April 2008, Dr. Mueller's annual salary was set at $210,000 and he was granted 700,000 share options with an exercise price of $0.32 (equal to the closing price on April 15, 2008), 100,000 options vesting on April 15, 2008 and the remaining options vesting annually every April 15 over 3 years.

11.	Subsequent Events. On October 14, 2008, 75,000 shares (fair value $10,500) were issued to reimburse an insurance agent for $9,875 of an insurance premium.

On October 15, 17, and 20, 2008 Firebird Global Master Fund converted all the Convertible Preferred stock held into Common Stock at $0.25 per share. On October 16, 2008 Firebird Global Master Fund assigned the Series A Common Stock Purchase Warrant convertible into 4 million shares of Common Stock at $0.30 per share with expiration date January 8, 2013 to a third party. On October 24, 2008, the contact person for notices at Firebird Global Master Fund stated that all shares of Common Stock had been transferred to third parties.

The 2008 Directors, Officers, And Consultants Stock Purchase Plan was approved by consent resolution of the Board of Directors on October 22, 2008. The plan is administered by a committee of outside directors. The Committee may grant awards to Directors, officers and consultants to purchase shares of common Stock of the Company at market value. On October 22, 2008, one Director, the Chief Operating Officer, the Chief Financial Officer and the Corporate Secretary purchased 188,404 shares of restricted common stock at $0.10 per share.

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

Company Goal - FDA Approval and Commercialization of Oral Interferon.

Peter Mueller, PhD, formerly an executive from a large pharmaceutical company ("big pharma"), joined the Company as Chief Operating Office and Director of Research and Development on

April 15, 2008 to help transform Amarillo Biosciences from a research and development Company into a specialty pharmaceutical Company extending global reach through selective partnerships for development and commercialization. The Company will focus more on large indications with large market potential.

The Company has changed focus to the development of low-dose oral interferon as treatment of chronic cough in COPD patients, an indication with large market potential. COPD affects approximately 10% of the world population over 40, is a growing problem and is the 4th leading cause of death in the world. A successful Phase 2 proof-of-concept study is anticipated to generate interest from potential big pharma partners. The Company plans to complete a low-dose oral interferon Phase 2 proof-of-concept study in a 12-week treatment of chronic cough in COPD patients, start a Phase 2 dose-ranging study and seek a big pharma partner for upfront payments, milestone payments and royalties. Data from a Phase 2 clinical study at Texas Tech University shows that treatment with low-dose oral interferon leads to a rapid and significant reduction in the cough associated with idiopathic pulmonary fibrosis (IPF), resulting in improved quality of life. Blinded, controlled studies in the US and Canada showed that low-dose oral interferon relieves chronic coughing in horses with COPD-like disease. A blinded, placebo-controlled Phase 2 study of low-dose oral interferon treatment of chronic cough in COPD and IPF patients is ongoing at Texas Tech University.

AMAR has completed numerous clinical trials in animals and humans using the low-dose oral interferon mucosal route of administration. Orally delivered interferon binds to mucosal cells in the mouth and throat resulting in stimulation of immune mechanisms and has been shown to activate hundreds of immune system genes in the peripheral blood. Oral interferon is given in doses 10,000 times less than injectable interferon, so side effects are reduced or eliminated. The company has 9 patents and 3 patents pending including a patent pending for oral interferon treatment of chronic cough.

Chronic Cough in COPD Patients. Chronic obstructive pulmonary disease (COPD) is a clinical condition with a progressive airflow limitation that is poorly reversible and characteristic of chronic bronchitis and emphysema. The causes of COPD include tobacco smoke, occupational dusts, chemicals, vapors and environmental pollutants. COPD is estimated to affect more that 600 million people worldwide. There are no effective therapies for emphysema, nor are there efficient clinical management strategies. A Phase 2 study to confirm the ability of low-dose orally administered interferon-alpha to reduce chronic coughing in COPD patients is scheduled to launch in early 2009, with results expected by the end of 2009.

Dr. Lorenz Lutherer of Texas Tech University has obtained university funding for a proof-of-concept study to evaluate orally administered IFNa in the treatment chronic cough in COPD and IPF patients. This experimental clinical study is a Phase 2 randomized, double-blind, placebo-controlled, parallel trial in which 40 eligible volunteers with IPF or COPD-associated chronic cough are to be randomly assigned to one of two groups in equal numbers to receive either IFNa or placebo. Treatment is given three times daily for 4 weeks, and patients are followed for 4 weeks post-treatment to assess durability of response. The study evaluates the ability of IFNa to reduce the frequency and severity of chronic cough in COPD patients. Patient enrollment is ongoing.

Behcet's Disease. Behcet's disease is a severe chronic relapsing inflammatory disorder marked by oral and genital ulcers, eye inflammation (uveitis) and skin lesions, as well as varying multisystem involvement including the joints, blood vessels, central nervous system, and gastrointestinal tract. The oral lesions are an invariable sign, occurring in all patients at some time in the disease. Behcet's disease is found world-wide, and is a significant cause of partial or total disability. The US patient population has been estimated as 15,000. The FDA's Office of Orphan Drugs has granted AMAR orphan drug status for low dose orally administered Interferon-alpha treatment in this condition. A double-blind, placebo-controlled Phase 2 trial was completed in Turkey on April 2, 2008. Results are expected by the end of the fourth quarter of 2008.

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

AMAR launched a placebo-controlled, Phase 2 study in the 1st quarter of 2007. The protocol covers a 24-week, 80-patient study in which 20 patients will receive placebo and 60 will receive active treatment at 1500 IU per day. If the current study is successful, a Phase 3 trial to confirm safety and efficacy will be launched in 2009. As of today, 54 oral warts patients have been enrolled at 12 active clinical sites. Completion of the study at a cost of approximately $150,000 is anticipated by the end of 2009.

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

A number of natural outbreak or challenge studies indicate that low doses of IFNa given orally and/or intranasally are safe and effective at treating human flu. IFNa administered intranasally coats the oropharynx and comes in contact with the same receptors as IFNa administered orally. Leukocyte interferon was given in low doses intranasally for 3 consecutive days to 374 subjects "at the height" of an influenza outbreak. Interferon-treated subjects had less severe illness than 382 subjects given placebo. When interferon was given to 320 subjects "before" the influenza outbreak, these subjects had less illness than the 317 subjects given placebo. It was reported that the interferon treatment was free of adverse events.

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

Dr. Manafred Beilharz at The University of Western Australia has received a grant from the Department of Health, Government of Western Australia for a Phase 2 clinical study for oral interferon treatment of influenza patients in Australia. AMAR is providing oral interferon lozenges and regulatory support for the study. The study is to be completed by the end of the 3rd quarter of 2009.

Strategic Alliance with HBL. Hayashibara Biochemical Laboratories, Inc. ("HBL") was established in 1970 to engage in research and development. It is a subsidiary of Hayashibara Company, Ltd., a privately-owned Japanese holding corporation with diversified subsidiaries. For more than 130 years the Hayashibara Company, Ltd. and its predecessors have been applying microbiological technology in the starch industry for the production of maltose and other sugars.

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

The license agreement covers a territory whose population is approximately 365 million. In Turkey, where the disease is more than 600 times more prevalent than in the United States, there are from 56,000 to 259,000 people who are afflicted with the disease, according to a review published in the New England Journal of Medicine. The U.S. Food and Drug Administration (FDA) has granted Orphan Drug Designation for this product for the clinical indication of Behcet's Disease to us. The Orphan Drug Designation is designed to promote the development of treatments for diseases rare in the United States and provides certain marketing exclusivity incentives outlined under the Orphan Drug Act.

Under the terms of the agreement, Amarillo and NOBEL will conduct Behcet's disease studies in Turkey under an Investigating New Drug (IND) Application submitted by ABI to the U.S. FDA. U.S. FDA approval will be sought and this FDA approval will be owned by ABI, but will be used by NOBEL to seek regulatory approval in each country to which the licensing rights apply.

A 12 week Phase II, placebo-controlled dose-ranging study of 85 patients with Behcet's disease was completed in Turkey on April 2, 2008. Final results are expected to be available by the end of the third quarter of 2008. If the Phase 2 data are encouraging, then NOBEL will conduct a Phase 3 study before a New Drug Application (NDA) can be submitted to the US FDA.

Strategic Alliance with Bumimedic. In January 2006 we entered into a license and distribution agreement with Bumimedic (Malaysia) Sdn. Bhd, a Malaysian pharmaceutical company that is a part of the Antah HealthCare Group, to market our low-dose interferon (natural human IFN) in Malaysia. Bumimedic will seek registration for the Company's natural human IFN and commence marketing the product after approval. The terms of the agreement call for Bumimedic to manufacture lozenges from our bulk natural human IFN (which is supplied by Hayashibara Biochemical Laboratories); package the lozenges and distribute them to local hospitals, pharmacies and clinics in Malaysia. Pursuant to the agreement, we will receive a series of payments, in three stages: upon formal execution of the distribution agreement, upon regulatory approval, and upon production. We will also receive a royalty on the sale of the natural human IFN.

Strategic Alliance with CytoPharm. In November 2006, we entered into a License and Supply Agreement with CytoPharm, Inc., a Taipei, Taiwan-based biopharmaceutical company whose parent company is Vita Genomics, Inc., the largest biotech company in Taiwan specializing in pharmacogenomics and specialty Clinical Research Organization. Under the terms of the Agreement, CytoPharm and its subsidiary will conduct all clinical trials, and seek to obtain regulatory approvals in both China and Taiwan (the "Territory") to launch our low dose oral interferon in the Territory for influenza and hepatitis B ("HBV") and hepatitis C ("HCV") indications. CytoPharm has entered into discussions with regulatory agencies in the Territory to conduct clinical trials for oral interferon treatment of hepatitis B and influenza. According to the Agreement, CytoPharm will make payments to us upon reaching certain milestones and will also pay royalties on low dose oral interferon sales in the Territory.

Cytopharm plans to launch a Phase II, placebo-controlled, dose-ranging study of 165 hepatitis C virus infected patients in Taiwan in the second quarter of 2009. The study is designed to test the ability of low-dose orally administered interferon-alpha to reduce the virolgic relapse rate of patients who have completed standard therapy with pegylated interferon plus ribavirin. Treatment time is 6 months with 6 months of post treatment observation. Results are expected in 2010.

In March 2008, we entered into a Supply Agreement for Animal Health with CytoPharm, Inc. Under the terms of the Agreement, CytoPharm will conduct all clinical trials, and seek to obtain regulatory approvals in China and Taiwan (the "Territory") to launch our low dose oral interferon in the Territory for treatment of diseases and other healthcare applications of swine, cattle and poultry. CytoPharm will make payments to us upon reaching certain milestones and will also pay royalties on low dose oral interferon sales in the Territory.

Nutraceutical Product. The Company sells anhydrous crystalline maltose (ACM) as Maxisal® to individuals and to pharmacies in the USA and to licensed distributors overseas. The company seeks to out-license Maxisal®.

Equity Funding. In January 2008, we entered into agreements with Firebird Global Master Fund, Ltd. for the sale of 1,000 shares of our Series A Preferred Stock, which is convertible into 4,000,000 shares of common stock, and warrants to purchase an additional 4,000,000 shares of common stock at $0.30 per share. We also issued to MidSouth Capital Markets Group, Inc. ("MidSouth"), the selling/placement agent in the private placement, warrants to purchase 640,000 shares of our common stock on the same terms and conditions as the warrants issued to Firebird. The warrants were issued to MidSouth pursuant to an agreement entered into with MidSouth in September 2007 to engage MidSouth to act as our placement agent in connection with a future private placement. Pursuant to the agreement, MidSouth was to receive for its services a warrant to purchase shares of our common stock equal to 8% of the number of common shares to be issued on an as converted basis in the private placement, with an exercise price of $.30 per share and exercisable for 5 years from the date of issuance. Net proceeds after commissions, registration costs and closing were $793,793.

During the second quarter of 2008, the Company completed private equity financing by selling 100,000 restricted shares of common stock at a discount with 100,000 three year warrants exercisable at $0.30 per share to two investors, generating $25,000 in cash. No finder's fees were paid. No private placement shares were sold in the third quarter of 2008.

Results of Operations for Quarter Ended September 30, 2008 and 2007:

Revenues. During the quarter ended September 30, 2008, $234 from dietary supplement sales was generated compared to $624 for the quarter ended September 30, 2007, a decrease of $390 or 63%. During the quarter ended September 30, 2008, $30,000 sublicense fee was generated compared to no sublicense fee the quarter ended September 30, 2007, an increase of $30,000.

Research and Development Expenses. Research and development expenses of $42,398 were incurred for the quarter ended September 30, 2008, compared to $141,351 for the quarter ended September 30, 2007, a decrease of $98,953 (70%). The decrease was mostly from an advertising credit for $75,000 in the third quarter of 2008. R&D costs excluding the advertising credit were $117,398 in the third quarter of 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $296,104 were incurred for the third quarter in 2008, compared to $551,988 for the third quarter of 2007, a decrease of $255,884 (46%). Most of this decrease was from lower non-cash Black-Scholes option expenses for professional fees in the third quarter of 2008.

Non-cash Consulting Activities. During the third quarter of 2008, the Board of Directors authorized 25,000 shares to be issued to David Stewart ($5,000 fair value) and 40,000 shares to a consultant ($8,000 fair value). David Stewart is to be issued a 25,000 share portions on December 31, 2008. The accumulated value of the above mentioned stock recognized for the third quarter of 2008 is $13,000. The Board of Directors also authorized the issuance of 12,500 options each to two consultants ($5061 fair value) in the third quarter of 2008. In addition 12,500 options will vest on December 31. September 16, 2008, 10,000 options vested ($239 fair value recognized for the third quarter of 2008) to another consultant. The accumulated value of the above mentioned stock options and warrants recognized for the third quarter of 2008 is $5,300. Non-cash consulting activities totaled $18,300 during the third quarter of 2008. In the third quarter of 2007, 25,000 shares were issued to David Stewart ($20,500 fair value) and 1,020,000 options to consultants for services (fair value $363,588). Non cash consulting compensation in the third quarter of 2007 was $374,650.

Other Income. During the third quarter of 2008, no interest income was generated compared to $159 from interest income for the third of 2007, a decrease of $159.

Net Loss. The Company's net loss for the third quarter of 2008 was $331,940 compared to a net loss of $715,658 for the third quarter of 2007. A $25,000 preferred stock dividend was recognized during the third quarter of 2008 which increased the net loss applicable to common shareholders to $356,940 compared to $715,658 for the third quarter of 2007, a decrease of $358,719 or 50%.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007:

Revenues. During the nine month period ended September 30, 2008, $1,518 from dietary supplement sales was generated compared to dietary supplement sales for the nine-month period ended September 30, 2007, of $1,772, a decrease of $254 or approximately 14%. During the nine-month period ended September 30, 2008 $60,0000 sublicense fees was generated compared to a $40,000 sublicense fee for the nine month period ended September 30, 2007, a $20,000 decrease or approximately 50%.

Research and Development Expenses. Research and development expenses of $388,014 were incurred for the nine month period ended September 30, 2008, compared to $384,593 for the nine month period ended September 30, 2007, an increase of $3,421 (1%).

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $1,115,079 were incurred for the nine-month period ended September 30, 2008, compared to $1,663,912 for the nine-month period ended September 30, 2007, a decrease of $548,833 (33%). Most of this decrease was from professional fees excluding legal and accounting fees ($614,576). Employee compensation increased $91,207 in the first 9 months of 2008 compared to the first 9 months in 2007 mostly since a Chief Operating Officer was added to the management team on April 15, 2008.

Non-cash Consulting Activities. During the first nine months of 2008, the Board of Directors authorized the issuance of 245,000 shares of common stock to consultants: 90,000 shares to CEOcast on February 26, 2008 ($27,900 fair value), 100,000 shares to David Stewart on March 31, 2008 ($17,750 fair value for 75,000 shares issued) and 80,000 shares plus 80,000 warrants to a consultant on June 25, 2008 ($17,200 fair value for 80,000 shares of common stock issued and $11,522 fair value for 80,000 of warrants recognized). The shares to David Stewart were issued in a 25,000 share portions on March 31, June 30 and September 30 and are to be issued on December 31 during fiscal 2008. The accumulated value of the above mentioned stock recognized for the first nine months of 2008 is $62,850 plus $11,522 recognized for warrants for non-cash consulting compensation. The Board of Directors also authorized the issuance of 50,000 options each to two consultants, Dr. Kimball Austin Miller and Dr. Elaine King Miller. Portions of 12,500 Options each vested on March 31, 2008, June 30, 2008, and September 30, 2008 and will vest on December 31 during fiscal 2008. As of September, 2008, $15,182 of expense has been recognized from the Miller options. On September 16, 2008, 10,000 options vested ($239 fair value recognized for the third quarter of 2008) to another consultant. Non-cash consulting activities totaled $89,793 during the first nine months of 2008. In the nine months of 2007, non-cash consulting compensation was $716,870.

Other Income. During the nine-month period ended September 30, 2008, $2,696 from interest and investment income was generated compared to $2,389 from interest income for the nine-month period ended September 30, 2007, an increase of $307 or approximately 13%.

Net Loss. As a result of the above, in the nine-month period ended September 30, 2008, the Company's net loss was $1,507,943 compared to a net loss for the nine-month period ended September 30, 2007 of $2,072,474. A $562,841 deemed dividend for the conversion feature of preferred stock and $73,056 of preferred dividends were recognized during the first nine months of 2008 which increased the net loss applicable to common shareholders to $2,143,840 compared to $2,072,474 for the nine months ended September 30, 2007.

Liquidity Needs: On September 30, 2008, the Company had available $1,698 cash and had a working capital deficit (current assets less current liabilities) of approximately $2,984,000. Current liabilities include two $1 million notes plus $550,150 of accrued interest owed to Hayashibara Biochemical Laboratories, Inc. (HBL), the Company's largest shareholder. Accrued payroll and vacation expenses owed mostly to officers is approximately $224,000. Accounts payables total approximately $241,000 Assuming there is no decrease in current accounts payable, and accounting for various one-time expenses, the Company's negative cash flow for operating activities plus equipment purchases and patent filings, and including payment of $200,000 of accrued interest to HBL, the Company's burn rate is approximately $119,000 per month. The Company's continued losses and lack of liquidity raise substantial doubt about whether the Company is able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain license and milestone fees, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2008 Plan. The Company is currently pursuing potential investors for funding. In addition, the Company is also pursuing potential pharmaceutical partners to provide upfront license fee payments and funding for clinical studies. There can be no assurance that private placement funding or pharmaceutical partner funding will become available.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk.

We may not be able to adequately protect and maintain our intellectual property. Our success will depend in part on our ability to protect and maintain our patents, intellectual property rights and licensing arrangements for our products and technology. We currently own four patents and licenseten patents. No assurance can be given that such licenses or rights used by us will not be challenged, infringed or circumvented or that the rights granted thereunder will provide competitive advantages to us. Furthermore, there can be no assurance that we will be able to remain in compliance with our existing or future licensing arrangements. Consequently, there may be a risk that licensing arrangements are withdrawn with no penalties to the licensee or compensation to us.

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

We are dependant on funding from private placements of stock. Our sales revenue, sublicense fees and royalty income are negligible compared to expenses. Our primary focus is to achieve FDA approval of oral interferon for one or more disease indications. We do not expect significant sales or royalty revenue in the near term as Phase 2 and Phase 3 clinical studies must be completed before a NDA (New Drug Application) may be submitted to the FDA. We operate at a net loss and current liabilities exceed current assets by $2,984,000. Most of the difference between current assets and current liabilities is the amount owed to HBL for two $1 million notes plus $550,150 of accrued interest on September 30, 2008. See the detailed discussion of such notes in Note 6 ("Notes Payable") to Financial Statements under Part I, Item 1, above.

The Company is currently pursuing potential investors for funding. In addition the Company is also pursuing potential pharmaceutical partners to provide upfront license fee payments and funding for clinical studies. There can be no assurance that private placement funding or pharmaceutical partner funding will become available.

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

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern. Our Independent Registered Public Accountants have added an explanatory paragraph to their audit reports issued in connection with our consolidated financial statements which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern. We have experienced net losses of $2,072,474 for the nine months ended September 30, 2007 and $1,507,943 for the nine months ended September 30, 2008. In addition, as of December 31, 2007 we had an accumulated deficit of $28,459,951 and $30,603,791 as of September 30, 2008. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are unable to generate profits and if we to continue to be unable to obtain financing to meet our working capital requirements, we will have to cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability.

Risk Relating to Our January 2008 Financing Arrangement. There are a large number of shares underlying our preferred stock and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock. As of September 30, 2008, we had 30,542,182 shares of common stock issued and outstanding and 1,000 shares of our 10% Series A Convertible Preferred Stock issued and outstanding. We filed a registration statement with the SEC on April 24, 2008 and two amendments on May 21, 2008 and June 6, 2008. The Registration Statement went effective on June 12, 2008 for 8,312,198 shares of common stock, including 3,288,000 of 4,000,000 shares underlying the Series A Preferred Stock, 4,640,000 shares underlying Series A Warrants, 300,000 shares underlying options and other warrants issued to certain of the selling stockholders, and 84,198 shares issued as a dividend on the Series A Preferred Stock. In Addition 166,667 shares of stock were registered via S-8 registration in payment of services to file the two registration statement amendments above. The sale of these shares may adversely affect the market price of our common stock.

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

Our common shares have traded on the Over the Counter Bulletin Board at prices below $5.00 for several years. As a result, our shares are characterized as "penny stocks" which could adversely affect the market liquidity of our common stock.

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

Future sales of a significant number of shares of our common stock by existing stockholders may lower the price of our common stock, which could result in losses to our stockholders. We estimate there that are approximately 15,000,000 restricted shares outstanding which, upon becoming freely tradable under Rule 144 or 144(k) of the Securities Exchange Act of 1934, may lower the price of our common stock.

ITEM 4.     Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2008. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There were no changes in internal controls over financial reporting during third quarter of 2008.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2008, the Company private equity financing by selling 100,000 restricted shares of common stock at a discount with 100,000 three year warrants exercisable at $0.30 per share to two investors, generating $25,000 in cash. No finder fees were paid.

During the quarter ended September 30, 2008, the Board of Directors authorized stock grants to two consultants: 90,000 shares to CEOcast on February 26, 2008 ($27,900 fair value) and 100,000 shares to David Stewart on March 31, 2008 ($29,000 fair value). The award to David Stewart was issued in 25,000 share portions on March 31, June 30, and September 30 and is to be issued on December 31 during fiscal 2008. Expense of $17,750 was recognized in the first nine months of 2008 for David Stewart. Subsequently a S-8 registration statement was filed on April 21, 2008 for the 2008 Consultants Stock Grant Plan to register the shares. In January 2008, the Board of Directors awarded Dr. Joe Cummins a $2,500 cash bonus and a $2,500 stock bonus (7,575 shares) for closing a $1 million funding with Firebird Global Master Fund, Ltd.

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

On June 25, 2008, the Executive Committee approved to pay a consultant $20,000 in fees for public relations and investor relations services in stock and warrants under the same terms and conditions as a private placement approved by the Executive Committee on April 24, 2008 ($0.25 per share of unregistered common stock with 100% warrant coverage, three year term and exercisable at $0.30 per share). Expense was recognized on June 15, 2008 for payment of 40,000 ($9,200 fair value) shares of common stock and 80,000 warrants ($11,522 fair value) for payment of $10,000 due on June 15, 2008. The remaining $10,000 was paid in 20,000 shares of stock on July 15, 2008 ($3,600 fair value) and 20,000 shares of stock on August 15, 2008 ($4,400 fair value). Dr. Peter Mueller was paid 54,627 shares of stock on June 2, 2008 ($16,652 fair value) in salary. Dr. peter Mueller, Dr. Joe Cummins, Dr. Gary Coy and Martin Cummins were paid 99,438 shares of stock on July 10, 2008 ($18,893 fair value) in salaries. Dr. Gary Coy was paid 13,361 shares of stock on September 17, 2008 ($2,405 fair value) in salary.

During the first quarter of 2008, the Company completed a private placement by selling 1,000 shares of convertible preferred stock for $1,000 per share in a private placement offering; generating gross proceeds of $1,000,000 and net proceeds of $793,793. The convertible preferred stock is convertible into 4,000,000 shares of common stock. The investor also received five year warrants to purchase 4,000,000 shares of common stock at $0.30 per share. The investment banker was paid a commission of $80,000 plus received five year warrants to purchase 640,000 shares of common stock at $0.30 per share. The Company filed a registration statement with the SEC on April 24, 2008 for the common stock reserved for preferred stock and warrants. Pursuant to the Registration Rights Agreement entered into in connection with the Stock Purchase Agreement, as amended, the Company is required to file a registration statement covering the shares of common stock underlying the Series A Preferred Stock and Series A Warrants, and issuable as dividends on the Series A Preferred Stock, in an amount permissible under Rule 415 under the Securities Act of 1933, as amended, by April 25, 2008, and to use best efforts to have the registration statement declared effective by the Commission by August 23, 2008. In the event that the registration statement is not timely filed, declared effective or maintained effective, the Company will be subject to liquidated damages up to 1% of the aggregate subscription amount per 30 day period not exceed to a maximum of 10%. The Company filed amended registration statements on May 21, 2008 and June 6, 2008 to respond to SEC comment letters dated May 7, 2008 and June 2, 2008. The second amendment to the registration statement was declare effective on June 12, 2008 for 3,288,000 of 4,000,000 shares reserved for the preferred stock, all 4,000,000 warrants, and 84,198 shares paid as a dividend payment on April 1, 2008. The 712,000 unregistered shares for conversion of the preferred stock and future unregistered stock for dividend payments are eligible to have the restricted stock legends removed under rule 144 since the preferred stock has been held six months or more.

On April 1, 2008, July 7, 2008, and October 3, Firebird Global Master Fund, Ltd. was issued 84,198 shares, 121,913 shares and 184,142 shares of common stock respectively, as a dividends on the Series A Preferred Stock. These dividends were valued at $23,056, $25,000, $25,000 and recorded on March 31, 2008, June 30, 2008 and September 30, 2008, respectively. The price of the common stock was calculated at 90% of the average of the 2 lowest VWAP (volume weighted average price) for the 5 trading days prior to the dividend payment due date. Dividends on the Series A Preferred Stock, at the rate of 10% per annum, payable in cash or common stock in the discretion of the Company, are due quarterly on January 1, April 1, July 1 and October 1 beginning on the first such date after the original issue date (January 8, 2008).

		Shares of Common Stock			Discount*
	Date (2008)	Issue Price	Number	Purchaser	Per Share	Total
1	January 8	$ .33	7,575	Dr. Joseph Cummins	$ 0	$ 0
2	February 26.31		86,400	Rachel Glicksman (CEOcast)	0	0
3	February 26.31		3,600	Dan Schustack (CEOcast)	0	0
4	March 31.29		25,000	David Stewart	0	0
5	April 1.2738		84,198	Firebird Global Master Fund	.0305	2,568
6	May 16**	.1358	20,000	David Metz	.1742	3,484
7	May 19**	.1358	80,000	Griffin Family Trust	.1742	13,936
8	May 23***	.18	166,667	Darrin Ocasio	.15	25,000
9	June 2.3048		54,627	Dr. Peter Mueller	0	0
10	June 15**	.1537	40,000	RJ Falkner	.0763	3052
11	June 30.22		25,000	David Stewart	0	0
12	July 7.2051		121,913	Firebird Global Master Fund	.0228	2,780
13	July 10	$ .19	61,236	Dr. Peter Mueller	$ 0	$ 0
14	July 10.19		14,986	Dr. Joseph Cummins	0	0
15	July 10.19		11,726	Martin Cummins	0	0
16	July 10.19		11,490	Dr. Gary Coy	0	0
17	July 15**	.1389	20,000	RJ Falkner	.0411	822
18	August 15**	.1511	20,000	RJ Falkner	.0689	1,378
19	Sept. 17.18		13,361	Dr. Gary Coy	0	0
20	Sept. 30.1358		184,142	Firebird Global Master Fund	.0151	2,781
21	Sept. 30.20		25,000	David Stewart	0	0

*Discounts were calculated based on the closing price of the last transaction on each date except (1) dividend payment was calculated on the average of the 2 lowest VWAP during the 5 trading days prior to the payment due date; (2) payroll stock payment on June 2, 2008 was calculated on the average closing price during the pay period; (3) payroll stock payments on July 10 and September 17, 2008 were calculated on the average of the last 5 trading days prior to the payment date.

**The price was $0.25 for each share of common stock and one warrant with three year term and exercisable at $0.30 per share. The stock closing prices for the Metz, Griffin and Falkner transactions are $0.31, $0.31 and $0.23 respectively. Relative fair value of common stock and warrants were determined: The relative fair value of the stock was utilized to determine the relative discounts above. The relative fair values for the Metz and Griffin common stock are

$2,717 and $10,868 respectively. The relative fair values for the Falkner common stock are $6,149, $2,777 and $3,022. The discounts reported above are based on the stock fair values based on the closing stock price of the transaction minus the stock relative fair values. The relative fair values for the Metz and Griffin warrants are $2,283 and $9,132. The relative fair values for the Falkner warrants are $3,851, $2,223 and $1,978. The Black-Scholes fair values for the Metz and Griffin warrants are $4,202 and $16,806. The Black-Scholes fair values for the Falkner warrants are $5,761, $2,881 and $2,881. The discounts for the Metz and Griffin warrants are $1,919 and $7,674 respectively. The discounts for the Falkner warrants are $1,910, $658 and $903.

***Darrin Ocasio of SRFF received 166,667 shares of common stock in payment of $30,000 of legal services for two amendments to a registration statement filed with the SEC. The closing price of the stock was $0.33 on the transaction date.

		Shares of Convertible Preferred Stock			Discount*
	Date (2008)	Issue Price	Number	Purchaser	Per Share	Total
1	January 8	$ 1,000	1,000	Firebird Global Master Fund	$ .00	0

ITEM 3.     Defaults Upon Senior Securities.

                    None, other than set forth in Note 6 to Financial Statements, "Notes Payable", under Part I, Item 1, above, regarding non-payment of the HBL Notes.

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

AMARILLO BIOSCIENCES, INC.

Date: November 12, 2008	By: /s/ Joseph M. Cummins Joseph M. Cummins President and Chief Executive Officer

Date: November 12, 2008	By: /s/ Gary W. Coy Gary W. Coy Vice President and Chief Financial Officer