Form 10-K
period 2008-12-31
AMARILLO BIOSCIENCES INC
filed 2009-03-31
CIK 1014763

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)
[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the Fiscal Year Ended December 31, 2008

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] Commission File Number 0-20791
AMARILLO BIOSCIENCES, INC. (Exact name of Registrant as specified in its charter)
	Texas (State of other jurisdiction of incorporation or organization)	75-1974352 (I.R.S. Employer Identification No.)
	4134 Business Park Drive, Amarillo, Texas (Address of principal executive offices)	79110-4225 (Zip Code)
	Issuer’s telephone number, including area code:	(806) 376-1741
Securities registered under Section 12(b) of the Exchange Act:
None.
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, Par Value $.01

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ] Yes   [√] No

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ] Yes   [√] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [√ ] Yes   [ ] No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [√ ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [√]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [ ] Yes   [√] No

As of December 31, 2008, there were outstanding 35,953,377 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of 31,283,674 shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the OTC BB.AMAR December 31, 2008) was approximately $1,720,602.   Shares of common stock held by officers, directors and each shareholder owning ten percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

    The number of shares of the Registrant’s common stock outstanding as of March 17, 2009 was 40,973,782.

PART I

The following contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in “Management’s 2009 Plan of Operations” as well as those discussed elsewhere in this Form 10-K. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

ITEM 1.	BUSINESS.

General

Amarillo Biosciences, Inc. (the “Company” or “AMAR” or "Amarillo"), a Texas corporation formed in 1984, is engaged in developing biologics for the treatment of human and animal diseases.  We have a proprietary technology for a less toxic method of administration, low-dose oral interferon, in FDA Phase 2 clinical trials.  Injectable interferon is an immune modulator used to treat viral and autoimmune diseases and cancer with a $5 billion market even though side effects are often moderate to severe.

We have completed numerous clinical trials in animals and humans using the low-dose oral interferon mucosal route of administration.  Orally delivered interferon binds to mucosal cells in the mouth and throat resulting in stimulation of immune mechanisms and has been shown to activate hundreds of immune system genes in the peripheral blood.  Oral interferon is given in doses 10,000 times less than injectable interferon, so side effects are reduced or eliminated.  The company has ten issued patents and four patents pending including a patent pending for oral interferon treatment of chronic cough.

We currently have a Phase 2 study in progress in the United States to treat oral warts in HIV+ patients (Orphan Drug Designation).  We are seeking funding for a Phase 2 proof-of-concept study to treat chronic cough in COPD patients (large market potential).   Dr. Lorenz Lutherer at Texas Tech is conducting a Phase 2 proof-of-concept study to evaluate our orally administered interferon-alpha in the treatment chronic cough in chronic obstructive pulmonary disease (COPD) and idiopathic pulmonary fibrosis (IPF) patients.  Cytopharm, our licensee in Taiwan, plans to start a hepatitis C Phase 2 study in May. Dr. Manfred Beilharz at The University of Western Australia plans to start a Phase 2 clinical study in May to evaluate our oral interferon in the prevention and treatment of influenza in human subjects in Australia.

Besides the development of low-dose oral interferon as treatment of disease indications with small market potential (Orphan Drug Designation), the company added the treatment of a disease indication with large market potential (chronic cough in COPD patients).  Once Phase 2 proof-of-concept studies of cough have been completed, we plan to seek license and supply agreements with large global pharmaceutical partners. We plan to use upfront fees and milestone payments from licensees to complete Phase 2b and Phase 3 studies and obtain regulatory approval in the USA.  We plan to utilize our global pharmaceutical partners to simultaneously complete Phase 3 clinical studies in Europe, obtain EU regulatory approval, and commercialize oral interferon globally.  We expect to receive royalties from global sales by licensees.

Interferon

Interferon was discovered 52 years ago when the protein “interfering” with the growth of influenza virus in chicken embryos was isolated and named interferon.  Interferon is not just an antiviral protein; it is now recognized as a key component of the immune system.  Not only does interferon act to trigger, amplify and sustain different phases of the immune response, but it also promotes a balance between the infection and an inflammatory response when an infection is declining, and helps shut down the immune system when the infection has ended.  Depending on dosage, interferon can boost or suppress the immune system; therefore, interferon is called an immune modulator.

Twenty two years ago, injectable interferon-alpha was approved by the FDA for use in high doses to treat hairy cell leukemia.  Since then, injectable interferon-alpha has been approved to treat other forms of cancer, hepatitis B, hepatitis C and genital warts.  Interferon-beta has been approved to treat multiple sclerosis, an autoimmune disease.  Despite the benefits of injectable interferon, it causes severe side effects that many patients cannot tolerate, forcing them to discontinue interferon therapy.

Low-Dose Interferon Technology

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

Besides being non-toxic, our low-dose oral interferon product is stable at room temperature, unlike high-dose injectable interferon that requires refrigeration.  Low-dose oral interferon is taken by mouth in the form of a small tablet (lozenge) so it is easier for patients to take than high-dose interferon that must be injected with a needle and syringe.  Finally, our product is less expensive because interferon is effective at lower doses when given orally, compared to the high doses which must be injected to overcome the body’s efficient mechanisms for clearing interferon from the blood.

All mammals naturally produce interferon in their nasal secretions that trickles down the throat to activate an immune response. If a virus is inhaled, the tissue of the nose and throat responds by producing interferon in the nasal and pharyngeal secretions thereby activating hundreds of interferon stimulating genes thereby sending a message to the immune system.

We first did testing of oral interferon in dogs with parvovirus, cats with feline leukemia and cattle with shipping fever (bovine respiratory disease).  We and others have conducted additional studies of oral interferon in swine, horses, poultry, rats, mice and humans. Over 100 studies of low-dose oral or intranasal interferon have been conducted in humans and in animals.

Safety Profile of Low-Dose Oral Interferon

AMAR has sponsored 15 double-blind, placebo-controlled studies of orally administered interferon-alpha (IFNα) lozenges in the treatment of 1504 subjects with various diseases.  Seven different disease indications were treated daily with IFNα doses ranging from 15 to 1600 international units (IU) for a few days or as long as 10 months.  In this meta-analysis of 15 double-blind, placebo-controlled studies, IFNα delivered in the form of low-dose, orally dissolved maltose lozenges was found to be as safe as a matching placebo.

Oral interferon has been tested and reported, by us and others, to be safe and beneficial in treating several human health conditions:  respiratory infections caused by influenza virus or RSV, autoimmune diseases, chronic cough, chronic active hepatitis, fibromyalgia, oral warts (papillomaviruses), aphthous stomatitis, oral mucositis in cancer patients, and herpesvirus.

Intellectual Property

The AMAR portfolio consists of patents with claims that encompass method of use or treatment and composition of matter and manufacturing.  AMAR presently owns or licenses ten patents with one of the ten on AMAR’s dietary supplement.  The company has four pending patents related to low-dose orally delivered interferon.  We have vigorously enforced our patent position in the past, resulting in successful settlement. There are no current patent litigation proceedings.

The Company has filed applications with the U.S. Food and Drug Administration (“FDA”), and there now are in effect, six active Investigational New Drug (“IND”) applications covering indicated uses for low-dose oral interferon alpha, including treatment of Behçet’s disease, chronic cough, oral warts in HIV+ patients, hepatitis C, influenza and HIV infection.

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

We have six full-time employees.  We make extensive use of consultants in business and research and development.  Governmental or FDA approval is required for our principal products.  Our progress toward approval is discussed under each specific indication, below.

Low-Dose Oral Interferon Alpha – FDA Clinical Trials Status

Influenza – FDA Phase 2 study to commence, mostly funded by third party

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

The University of Western Australia in Perth has received a grant from the Department of Health, Government of Western Australia for a Phase 2 clinical study of oral interferon as prevention/treatment of respiratory illnesses, including influenza, in Australia.  AMAR is providing the study drug, electronic data collection service, and US regulatory support for the study.  Beginning in May, up to 200 healthy volunteers with high levels of anticipated occupational exposure to respiratory viruses will take oral interferon or placebo lozenges once daily for 16 weeks. Once per week, the study volunteers will submit a report detailing the severity of any cold/flu symptoms experienced, any medications taken, number of days of work missed, etc. The aim of the study is to determine whether the volunteers who take oral interferon experience fewer respiratory illnesses and/or less severe symptoms during the winter cold/flu season in Australia (June-August). Final results of the study are expected in the 4th quarter of 2009.

Chronic Cough – COPD – FDA Phase 2 ongoing, funding sought for a second study

COPD affects approximately 10% of the world population over 40, is a growing problem, and is the 4th leading cause of death in the world.  Chronic obstructive pulmonary disease (COPD) is a clinical condition with a progressive airflow limitation that is poorly reversible and characteristic of chronic bronchitis and emphysema.  The causes of COPD include tobacco smoke, occupational dusts, chemicals, vapors and environmental pollutants.  COPD is estimated to affect more that 600 million people worldwide. There are no effective therapies for emphysema, nor are there efficient clinical management strategies.

Data from a Phase 2 clinical study at Texas Tech University shows that treatment with oral interferon leads to a rapid and significant reduction in the cough associated with idiopathic pulmonary fibrosis (IPF), resulting in improved quality of life.  Blinded, controlled studies in the US and Canada showed that oral interferon relieves chronic coughing in horses with COPD-like disease. The company has 10 patents and 4 patents pending, including a patent pending for oral interferon treatment of chronic cough. Oral interferon treatment of cough is expected to improve quality of life of COPD patients.

A proof-of-concept study of low-dose oral interferon as treatment of chronic cough is ongoing at Texas Tech University. This experimental clinical study is a Phase 2, randomized, double-blind, placebo-controlled, parallel trial in which 40 eligible volunteers with IPF or COPD-associated chronic cough will be randomly assigned to one of two groups in equal numbers to receive either oral interferon or placebo lozenges. Treatment will be given three times daily for 4 weeks, and patients will be followed for 4 weeks post-treatment to assess durability of response. The study will evaluate the ability of oral interferon to reduce the frequency and severity of chronic cough, compared to placebo.

We are seeking funding to complete an expanded proof-of-concept study of low-dose oral interferon for treatment of chronic cough. A successful Phase 2 proof-of-concept study in COPD patients is anticipated to generate interest from potential big pharma partners, which should result in milestone payments and royalties for the Company.

Behçet’s Disease - FDA Phase 2 completed

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

NOBEL ILAC SANAYII VE TICARET A.S. (“Nobel”), our licensee, completed a double-blind, placebo-controlled Phase 2 trial in Turkey in 2008 with 84 Behçet’s disease patients randomized out of an initial target of 90.  We are still awaiting receipt of a final report of the study results from Nobel. However, Nobel has informed AMAR that the study found no significant difference between the treatment groups with respect to the primary endpoint. Whether any secondary study endpoints favored oral interferon treatment will not be known until the full study report is available.

Hepatitis C – FDA Phase 2 to start, funded by third party

CytoPharm, Inc., our licensee for Taiwan and China, will be launching a Phase 2, placebo-controlled, dose-ranging study of 165 hepatitis C virus-infected patients in Taiwan in the second quarter of 2009.  The study, which has been approved by both the US FDA and the Taiwanese Department of Health, is designed to test the ability of oral interferon to reduce the virologic relapse rate of patients who have completed standard therapy with pegylated interferon plus ribavirin.  Treatment time is 6 months with 6 months of post treatment observation.  Results are expected by the end of 2010.

Oral Warts in HIV+ Patients – FDA Phase 2 ongoing, funded by AMAR

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

AMAR launched a placebo-controlled, Phase 2 study in 2007. The protocol covers a 24-week, 80-patient study in which 20 patients will receive placebo and 60 will receive active treatment at 1500 IU per day.  As of today, 59 oral warts patients have been enrolled at 12 active clinical sites.  Completion of the study is anticipated by the end of 2009. If the current study is successful, a partner will be sought to fund further clinical development, which would include a Phase 3 trial to confirm safety and efficacy.

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

In 1981, HBL established the Fujisaki Institute to accelerate development of industrial methods for the production of biologics and to sponsor clinical trials for such products. In 1985, HBL built the Fujisaki Cell Center to support basic research. In 1987, HBL successfully accomplished the mass production of human cells in an animal host by producing human cells in hamsters. This made it possible to economically produce a natural form of human interferon alpha and other biologics. HBL also has developed and obtained patents for technology relating to the production of interferon alpha-containing lozenges by which the stability of the interferon alpha activity can be maintained for up to 24 months at room temperature and up to five years if the product is refrigerated. The Company believes that the use of such lozenges gives it advantages over competitive technologies in terms of cost, taste and ease of handling. On March 13, 1992, the

Company entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the (“Development Agreement”). Such Development Agreement was subsequently amended on January 17, 1996; May 10, 1996; and September 7, 2001.  The current expiration date of the Development Agreement is March 12, 2011, at which time it will automatically renew for an additional three (3) years, unless the parties agree otherwise. Among other things, the Development Agreement provides the Company with a source of natural human interferon alpha for use in the Company’s interferon alpha-containing products. Additional information on the Development Agreement is set forth in Note 4 to the Financial Statements attached to this 10-K.

Strategic Alliance with Nobel – Behçet’s Disease

The Company signed a licensing and supply agreement in September 2004 with Nobel, a leading Turkish pharmaceutical company, providing the rights to oral low-dose interferon-alpha for the treatment of Behçet’s disease in Turkey and in Azerbaijan, Bosnia & Herzegovina, Bulgaria, Croatia, Georgia, Kazakhstan, Kyrghyzstan, Macedonia, Romania, Russia, Saudi Arabia, Slovenia, Tajikistan, Turkmenistan, Uzbekistan, and Federal Republic of Yugoslavia.

Nobel concluded a Phase 2 study in Turkey with 84 Behçet’s disease patients.  Nobel has informed us that the study found no significant difference between the treatment groups with respect to the primary endpoint. We are still awaiting receipt of a final report of the study results from Nobel. Whether any secondary study endpoints favored oral interferon treatment will not be known until the full study report is available.

Strategic Alliance with Bumimedic - Influenza

On January 18, 2006, we  entered into a distribution agreement with Bumimedic (Malaysia) Sdn. Bhd, a Malaysian pharmaceutical company that is a part of the Antah HealthCare Group, to market our low-dose interferon (natural human IFN) in Malaysia.  Bumimedic will seek registration for our natural human IFN and commence marketing the product after approval. The terms of the agreement call for Bumimedic to manufacture lozenges from our bulk natural human IFN (which is supplied by Hayashibara Biochemical Laboratories); package the lozenges and distribute them to local hospitals, pharmacies and clinics in Malaysia.  Pursuant to the agreement, we will receive an initial license fee upon execution of the agreement and will receive milestone payments, upon regulatory approval, and upon production.   We will also receive a royalty on the sale of the natural human IFN. This agreement was made possible through the Company’s previously announced relationship with Dr. Claus Martin, President and CEO, Gessellschaft Fur Medizinisch and Technische Investionen mbH & CoKG. (GMTI), a privately held German venture capital group.   Bumimedic is expected to await the results of the influenza study in Australia before conducting their own study.

Strategic Alliance with CytoPharm – Hepatitis C

On November 16, 2006, we entered into a License and Supply Agreement with CytoPharm, Inc., a Taipei, Taiwan-based biopharmaceutical company whose parent company is Vita Genomics, Inc., the largest biotech company in Taiwan specializing in pharmaco-genomics and specialty Clinical Research Organization. Under the terms of the Agreement, CytoPharm and its subsidiary will conduct all clinical trials, and seek to obtain regulatory approvals in both China and Taiwan (the Territory) to launch our low dose oral interferon in the Territory for influenza, hepatitis B and hepatitis C indications. According to the Agreement, CytoPharm will make payments to us upon reaching certain milestones and will also pay royalties on low dose oral interferon sales in the Territory. Enrollment of 165 subjects with hepatitis C in a Phase 2 clinical trial in Taiwan is expected by CytoPharm to begin in 2nd quarter of 2009.

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

Status of Relocation to Kansas

The Junction City Commissioners voted to offer the company a relocation package. Our Board voted to accept the offer. The city then sent a signed contract which was edited, signed and returned. The city has not initialed the changes and is in their “due diligence” period until after the elections in Kansas April 7. Some Junction City citizens are opposed to Junction City issuing more general obligation debt to fund relocation incentives for us.  Three other cities in Kansas have asked us to visit to discuss relocation.

Publishing

A manuscript entitled “Protection From Lethal Influenza Virus Challenge by Oral Type 1 Interferon” was published online by the Biochemical & Biophysical Research Communication in February 12, 2007.

A manuscript by Tumpey and others titled “The Mx1 Gene Protects Mice Against Pandemic 1918 and Highly Lethal Human H5N1 Influenza Viruses” was published in J Virol in October 2007.

A manuscript by Van Hoeven and others titled “Pathogenesis of the 1918 pandemic and H5N1 influenza virus infection in a guinea pig model: The antiviral potential of exogenous alpha-interferon to reduce virus shedding” was published online by J Virol in 2009.

A manuscript by Kugel and others titled “Intranasal Administration of Interferon-Alpha Reduces Seasonal Influenza A Virus Morbidity in Ferrets” was published online in J Virol in February 2009.

These four publications are supportive of our efforts to develop oral interferon as a treatment and prevention of influenza.

A manuscript by Cummins and others titled “Fenbendazole Stimulates Interferon Secretion in Calves during Viral Infection” was published in the Journal of Bovine Practitioner in spring 2008.

Cost of Compliance with Environmental Regulations

We incurred no costs to comply with environment regulations in 2008.

Competition

The pharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition. We believe that our ability to compete will be dependent in large part upon our ability to continually enhance and improve our products and technologies. In order to do so, we must effectively utilize and expand our research and development capabilities and, once developed, expeditiously convert new technology into products and processes, which can be commercialized. Competition is based primarily on scientific and technological superiority, technical support, availability of patent protection, access to adequate capital, the ability to develop, acquire  and market products and processes successfully, the ability to obtain governmental approvals and the ability to serve the particular needs of commercial customers.  Corporations and institutions with greater resources than us, therefore, have a significant competitive advantage. Our  potential competitors include entities that develop and produce therapeutic agents for treatment of human and animal disease. These include numerous public and private academic and research organizations and pharmaceutical and biotechnology companies pursuing production of, among other things, biologics from cell cultures, genetically engineered drugs and natural and chemically synthesized drugs. Almost all of these potential competitors have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources and experience than us.   Our  competitors may succeed in developing products or processes that are more effective or less costly than any that may be developed by us or that gain regulatory approval prior to our products.  We also expect that the number of competitors and potential competitors will increase as more interferon alpha products receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these competitors may be more successful than us in manufacturing, marketing and distributing its products. There can be no assurance that we will be able to compete successfully.

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

Research and Development

During the years ended December 31, 2008 and 2007, the Company incurred research and development expenses of $525,903 and $530,867, respectively. Research and development is expected to remain a significant component of the Company’s business. The Company has arranged for others, at their cost, to perform clinical research and intends to continue to do so while utilizing its staff for monitoring such research.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

The Company is presently traded on the OTC Bulletin Board under the symbol AMAR.  Our common stock is presently considered a “penny stock” and is subject to such market rules. The range of high and low bids as quoted on the OTC Bulletin Board for each quarter of 2008 and 2007 was as follows:

	2008		2007
Quarter	High	Low	High	Low
First	$0.39	$0.25	$1.08	$0.59
Second	0.33	0.22	0.92	0.55
Third	0.24	0.12	0.62	0.36
Fourth	0.20	0.05	0.50	0.22

The quotations reflect inter-dealer bids without retail markup, markdown, or commission, and may not represent actual transactions. As of December 31, 2008, the Company had approximately 1,600 shareholders of record.

The Company has 100,000,000 shares of voting common shares authorized for issuance.  The shareholders approved an increase in authorized shares from 50,000,000 to 100,000,000 in 2007. On December 31, 2008, the Company had 60,195,789 shares of common stock outstanding and reserved for issuance upon exercise of options and warrants.  The Company issued common stock in 2008 and 2007 as follows:

Common Stock Issued in 2008	Shares	Issue Price	Net Price
Private placements – cash	1,160,000	$0.10-$0.25	$121,000
Directors, officers, consultants plan – cash	188,404	0.10	18,841
Officers – salaries	280,772	0.11-0.33	52,086
Consultants – services	421,667	0.06-0.33	134,225
Preferred stock dividends	437,273	0.09-0.27	77,903
Conversion of preferred stock to common	4,000,000	0.01	40,000
Total Common Stock Issued in 2008	6,488,116	$0.01-0.33	$444,055

Common Stock Issued in 2007	Shares	Issue Price	Net Price
Private placements – cash	4,087,155	$0.20-$0.45	$1,154,506
Options exercised – cash	529,486	0.06-0.44	102,489
Options exercised – cashless	171,853	0.06-0.44	-
Consultants – services	200,000	0.82-0.84	166,000
Total Common Stock Issued in 2007	4,988,494	$0.06-0.84	$1,422,995

During the years ended December 31, 2008 and 2007, finder’s fees paid related to private placements of stock totaled $10,000 and $34,950, respectively, and are included as general and administrative expenses in the accompany statements of operations.

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

We use the services of American Stock Transfer and Trust Company as our transfer agent.

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized for issuance which is issuable in series.  During the first quarter of 2008, the Company completed a private placement by selling 1,000 shares of Series A convertible preferred stock for $1,000 per share in a private placement offering; generating gross proceeds of $1,000,000 and net proceeds of $793,793.  The convertible preferred stock is convertible into 4,000,000 shares of common stock.  The investor also received five year warrants to purchase 4,000,000 shares of common stock at $0.30 per share. The investment banker was paid a commission of $80,000 plus received five year warrants to purchase 640,000 shares of common stock at $0.30 per share.

The Series A preferred shareholder was paid $77,903 (10% annualized return) of stock dividends during 2008.   A total of 437,273 shares were issued at $0.09 to $0.27 per share.  The preferred stock shareholder converted all the outstanding preferred stock into common stock at $0.25 per share in three stages on October 15, 17 and 20, 2008.  Currently there is no preferred stock outstanding and no future dividends required to be paid.

Stock Options and Warrants

During 2007, the Company issued 1,600,000 options to consultants and 10,000 options to an Scientific Advisory Committee member and recognized $644,723 expense related to these options.   During 2008, 1,076,912 options were issued to consultants, advisors, directors, employees and two former employees, and the Company recognized $76,745 of expense related to these options.

During 2006, the Company issued 1,200,000 options to officers of the Company. These options vest over the next four years.  In 2008, Company issued 700,000 to a new officer.  These options vest over the next three years.  The Company recognized $234,939 expense in 2007 and $304,025 expense in 2008 related to these options.  The remaining cost expected to be recognized if these options vest is $514,195.  No options were issued to employees during 2007.

During 2007, two Directors and two employees received 171,853 shares of common stock from the cashless exercise of 214,000 options.  No cashless options were exercised by Directors or employees in 2008.

During 2007, consultants exercised 350,000 options at $0.20 per share for cash.  A Board member exercised 20,000 options at $0.27 per share.   Employees exercised 90,486 shares at $0.06, 10,000 shares at $0.23 and 25,000 shares at $0.44.  A former employee exercised 4,000 shares at $0.44.  An investor exercised 30,000 warrants at $0.22 per share.  No options were exercised by Directors or employees in 2008.

A summary of the Company's stock option activity and related information for the years ended December 31, 2008 and 2007 is as follows:

	2008		2007
	Options	Price	Options	Price
Outstanding Beg of Year	9,193,412	$0.20-0.87	8,589,237	$0.06-4.00
Granted	1,776,912	0.10-0.35	1,610,000	0.20-0.40
Cancelled/Expired	(2,087,912)	0.20-0.48	(292,339)	0.44-4.00
Exercised	-	-	(713,486)	0.06-0.44
Outstanding End of Year	8,882,412	0.10-0.87	9,193,412	0.20-0.87
Exercisable End of Year	7,172,412	0.10-0.87	7,773,412	0.20-0.87

Options reserved for Director, employee and consultant plans but not issued (11,176,583) are not included in the table above since this stock may be utilized for other purposes if not used for the plans. The weighted-average remaining contractual life of the above options is 2.36 years.

During 2008, 15,160,000 warrants were issued.  Of these 12,000,000 were issued to a preferred shareholder, 1,920,000 to an investment banking company, 80,000 to a consultant and 1,160,000 to purchasers of unsecured private placement stock.  Deemed dividends for $548,489 and $87,758 were recognized for the warrants issued to the preferred shareholder and investment banking company respectively. $11,522 was recognized as stock compensation expense for the warrants issued to a consultant.   The Company recognized the total purchase price for private placement stock and warrants as the cost to purchase the stock.

We recognized $636,247 of deemed dividends for anti-dilution benefits received by warrant holders on November 21, 2008.   Holders of 4,640,000 warrants exercisable at $0.30 cents per share with January 8, 2013 expiration date received 9,280,000 additional warrants.   We sold private placement stock on November 21, 2008 for $0.10 per share which triggered the warrant anti-dilution provisions.  Total warrants were increased by a factor of three and the exercise price reduced to $0.10.  We are at risk of triggering the warrant anti-dilution provisions again in the future if we sell stock below $0.10 per share to any non-exempt parties.  Holders of options and warrants prior to January 8, 2008 plus officers, directors and consultants under stock plans approved by outside board of director members are exempt from the anti-dilution provisions.

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2008 and 2007 is as follows:

	2008		2007
	Warrants	Price Range	Warrants	Price Range
Outstanding Beg of Year	260,000	$0.47-2.00	290,000	$0.22-2.00
Granted	15,160,000	0.10-0.30	-	-
Cancelled	(60,000)	0.47-0.50	-	-
Exercised	-	-	(30,000)	0.22
Outstanding End of Year	15,360,000	0.10-2.00	260,000	0.47-2.00
Exercisable End of Year	15,360,000	$0.10-2.00	260,000	$0.47-2.00

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2008 is 3.2 years.

Notes Payable

The Company has two $1,000,000 notes payable under an unsecured loan agreement with HBL dated July 22, 1999.  The annual interest rate on unpaid principal from the date of each respective note is 4.5 percent, with accrued interest being payable at the maturity.  $1,000,000 was payable on or before June 3, 2008.  The other $1,000,000 was payable on or before August 28, 2008.

On December 10, 2008, HBL proposed to extend the two notes and accrued interest until December 3, 2009 and February 28, 2010 if payment of $200,000 of accrued interest was received by February 28, 2009.  We have requested more time to pay the $200,000 to extend the notes.  Although we are currently in default of the notes, HBL has not demanded payment.

During 2008, the Company paid HBL $200,000 of interest on these notes.

ITEM 6.	SELECTED FINANCIAL DATA.

The financial statements of the Company are set forth beginning on page F-1 immediately following the signature page of this report.

ITEM 7.	MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Overview

We continue to engage in research and development activities focused on developing biologics for the treatment of human and animal diseases.  We have not commenced any significant product commercialization and, until such time, we will not generate significant product revenues.  However, a license deal with a large pharmaceutical partner may provide sufficient capital to fund FDA approval and marketing launch of low-dose oral interferon technology.  Our accumulated deficit has increased, from $28,459,951 at December 31, 2007 to $31,660,009 at December 31, 2008. Operating losses are expected to continue for the foreseeable future and until such time as the Company is able obtain a large pharmaceutical partner or attain sales levels sufficient to support operations.

In 2009 we will continue research and development activities, as well as the activities necessary to develop commercial partnerships and licenses. Expenditure of financial resources in 2009 will fall principally into five broad categories, as follows: Research and Development; Personnel; Consulting and Professional (except legal and accounting); Legal and Accounting; and Public Relations, Investor Relations and Shareholder Relations.

Liquidity and Capital Resources

At December 31, 2008, we had available cash of $10,853, and had a working capital deficit of $3,114,314.   Negative cash flow from operating activities plus equipment purchases, software purchases and patent filings (burn rate) is approximately $81,000 per month.  Continued losses and lack of liquidity indicate that we may not be able to continue as a going concern for a reasonable period of time. The ability to continue as a going concern is dependent upon several factors including, but not limited to, the ability to generate sufficient cash flow to meet obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from vendors. We will need to raise additional funds in order to fully execute our 2009 Plan.  We are presently negotiating with human and animal health commercial development partners in various regions of the world.  We believe that one or more of these agreements will be executed during 2009. These agreements could generally include provisions for the commercial partner to pay us a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to us upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds. However, there can be no assurance that we will be successful in obtaining additional funding from human health commercial development partners, institutional or private investors.   If we are not successful in raising additional funds, we will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

Total outstanding current liabilities were approximately 13% higher at the end of 2008 with approximately $3.14 million at December 31, 2008, as compared to approximately $2.78 million at December 31, 2007.

Critical Accounting Policies

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Accounting for Stock-Based Compensation

Stock based compensation expense is recorded in accordance with SFAS 123R (Revised 2004), Share-Based Payment, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

The fair value of each option granted in 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.0%, expected volatility of 103.2%, risk-free interest rate of 4.34% and expected life of 1.57 years.   The fair value of each option granted in 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of between 109.6 and 165.75%, risk-free interest rate between 1.00 and 3.34%, and expected life between 2 and 8 years.

Patents and Patent Expenditures

AMAR holds patent license agreements and holds patents that are owned by the Company. All patent license agreements remain in effect over the life of the underlying patents. Accordingly, the patent license fee is being amortized over 15-17 years using the straight-line method. Patent fees and legal fees associated with the issuance of new owned patents are capitalized and amortized over 15-17 years.  Amortization expense amounted to $14,271 and $13,970 for the years ended December 31, 2008 and 2007, respectively.

Long-lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.  No impairment losses have been recorded since inception.

Comparison of results for the fiscal year ended December 31, 2008, to the fiscal year ended December 31, 2007.

Revenues.  During the fiscal year ended December 31, 2008, $109,836 from product sales, sublicense fees and royalties was generated compared to $70,069 for the fiscal year ended December 31, 2007, an increase of $39,767 or approximately 57%.

Selling, General and Administrative Expenses.  We were successful in cutting costs in 2008.  Selling, General and Administrative expenses were reduced from $1,936,847 for the fiscal year ended December 31, 2007 to $1,366,076 for the fiscal year ended December 31, 2008, a cost savings of $570,771 or approximately 29.4%.  Professional and investor relations fees were cut $678,930 and $56,286 respectively.  A portion of the cost reductions in professional and investor relations fees were offset by adding Dr. Peter Mueller to the management team on April 15, 2008 and also increasing employee health insurance benefits.    Salaries, payroll taxes, employee option expenses and health insurance costs were $278,174 higher in 2008 than 2007. Total non-cash operating expenses for stock, options and accrued salaries were $849,436 in 2008 compared to $1,045,662 in 2007, a decrease of  $196,226 or approximately 19%.

Research and Development Expenses.  Research and Development expenses of $525,903 were incurred for the fiscal year ended December 31, 2008, compared to $530,867 for the fiscal year ended December 31, 2007, a decrease of $4,964 or approximately 1%.

Net Income (Loss).  Net loss for the fiscal year ended December 31, 2008 was $1,923,067 compared to a net loss of $2,506,073 for the fiscal year ended December 31, 2007, a decrease of $583,006 or approximately 23%.  Net loss applicable to common shareholders that includes stock dividends for preferred stock shareholders, deemed dividend for the preferred stock beneficial conversion feature  (BCF) and warrant anti-dilution reset deemed dividends for 2008 was $3,200,058 compared to $2,506,073 for 2007, an increase of $693,985 or approximately 28%.   Preferred stock dividends, preferred stock BCF deemed dividend and warrant anti-dilution reset deemed dividends in 2008 were $77,903, $562,841 and $636,247 respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Sales revenue, sublicense fees and royalty income are low compared to expenses.  Our primary focus is to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect significant sales or royalty revenue in the near term as Phase 2 and Phase 3 clinical studies must be completed before a NDA (New Drug Application) may be submitted to the FDA.  We operate at a net loss and current liabilities exceed current assets by $3,114,314.  Most of this is the amount owed to HBL for two $1 million notes plus $572,773 of accrued interest on December 31, 2008.   HBL was paid $200,000 of accrued interest in January of 2008 and extended the notes and remaining accrued interest until June 3, 2008 and August 28, 2008.  On December 10, 2008, HBL proposed to extend the notes and accrued interest until December 3, 2009 and February 28, 2010 if payment of $200,000 of accrued interest was received by February 28, 2008.  We have requested more time to pay the $200,000 to extend the notes.  Although the notes are in default, HBL has not demanded payment.  We are presently pursuing funding from prospective investors and prospective pharmaceutical partners.  If the Company does not get funding from investors or prospective pharmaceutical partners, the Company will not be able to pay the requested accrued interest to extend the notes.  The Company is discussing alternatives with HBL, but currently has no commitment or assurance that HBL will not demand payment and/or declare the notes in default.  We do not have sufficient liquidity to pay off the notes or to fund operating losses unless funding is obtained from pharmaceutical partners or private placements of stock.  There can be no assurance that private placement or pharmaceutical company funding will always be available as market conditions may change.

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

Our Independent Registered Public Accountants have added an explanatory paragraph to their audit opinions issued in connection with our financial statements which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern.  We have experienced net losses from operations of $2,418,316 for the year ended December 31, 2007 and $1,836,758 for the year ended December 31, 2008. Net loss applicable to common shareholders including preferred stock dividends and deemed dividends was $3,200,058 in 2008.  There were no stock dividends or deemed dividends in 2007. In addition, as of December 31, 2007 we had an accumulated deficit of $28,459,951 and $31,660,009 for the year ended December 31, 2008. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

Risks Relating to Ownership of Common Stock.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock, which is listed on the Bulletin Board, and there can be no assurance that a trading market will develop further or be maintained in the future.  There were 15,360,000 warrants and 7,172,412 options outstanding and exercisable as of December 31, 2008.  If the warrants or options are exercised and the stock sold, the volume of stock sales may adversely impact the market price.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth beginning on page F-1 immediately following the signature page of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

As of December 31, 2008, the disclosure controls and procedures in place have been evaluated and are sufficient to ensure the accurate and full disclosure of financial matters.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.  The Company’s accounting firm has not issued an attestation report on the management’s assessment of the Company’s internal controls.   There were no changes made to the internal controls in 2008.  See Exhibit 33.1 for managements report on internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of December 31, 2008, the directors and executive officers of the Company were as follows:

Name	Age	Position
Joseph M. Cummins, DVM, PhD (1)	66	Chairman of the Board, President, Chief Executive Officer and Director
Peter R. Mueller, PhD	55	Chief Operating Officer and Director of Research
Gary W. Coy, PhD	64	Vice President and Chief Financial Officer
Martin J. Cummins	41	Vice President of Clinical & Regulatory Affairs
Stephen Chen, PhD (2)(3)(4)	59	Director
Thomas D’Alonzo, JD (1)(2)(3)(4)	65	Director
Dennis Moore, DVM (1)(4)	62	Director
James Page, MD (2)(3)	81	Director
(1)	Member of the Executive Committee.
(2)	Member of the Compensation & Stock Committee.
(3)       Member of the Audit Committee.
(4)       Member of the Search Committee.

Joseph M. Cummins has been the Chairman of the Board of the Company since he founded it in June 1984. Dr. Cummins has also served as President of the Company since December 1994. Dr. Cummins has been conducting research on oral cytokines, most particularly interferon alpha, in animals and humans for over 30 years. Dr. Cummins has 54 publications and is the inventor on 21 issued or pending patents many of which reflect his work in the field of oral interferon. He received a PhD degree in microbiology from the University of Missouri in 1978 and a doctor of veterinary medicine degree from the Ohio State University in 1966.

Peter R. Mueller, Chief Operating Officer and Director of Research, joined AMAR in April 2008.  He has more than 20 years of global experience in the pharmaceutical industry.  Most recently, he has headed Epicenter Consulting Inc., a New Jersey based health care consulting firm that he founded in 2001. Previously, Dr. Mueller was Vice President, Global Marketing & Medical Information and Technology for Aventis Pharmaceuticals. Prior to that position, he served as Vice President, Global Marketing Business & Marketing Services for Hoechst Marion Roussel.  He was also Director, Global Commercial Development, Cardiovascular and Metabolism for Marion Merrell Dow.  Dr. Mueller is a pharmacist with a PhD degree in pharmaceuticals from the University Of Mainz, Germany.

Gary W. Coy provided financial consulting services to the Company since 2004 and has been the Chief Financial Officer since April 2006. Previously, Dr. Coy was Chairman and President of multiple companies including Lighthouse Properties, Inc., a real estate partnership syndicator and property management company, and Poly-Drug, Inc., a toxicology and therapeutic drug monitoring medical laboratory that he founded, financed, developed and sold to a publicly traded company.  Dr. Coy has a PhD (Chemistry), an MBA (Finance) and an MA (Chemistry) from Boston University as well as a BS from the University of Iowa.

Martin J. Cummins has held several positions within the Company since joining the Company full-time in June 1992. Mr. Cummins currently oversees all research studies involving human participants as Vice President of Clinical and Regulatory Affairs. Mr. Cummins has received extensive training in the fields of clinical trial design, monitoring and analysis, as well as regulatory affairs and compliance and has 11 publications to reflect his work. He received a BS degree in microbiology from Texas Tech University. He is the son of Joseph Cummins.

Stephen Chen has been a director of the Company since February 1996. He has been President and Chief Executive Officer of STC International, Inc., a health care investment firm, since May 1992. From August 1989 to May 1992 he was Director of Pharmaceutical Research and Development for the Ciba Consumer Pharmaceuticals Division of Ciba-Geigy.  He received a PhD degree in Pharmaceuticals from Purdue University in 1977.

Thomas D’Alonzo has been a director of the Company since June 2006. Mr. D’Alonzo is a seasoned executive with experience in all major facets of pharmaceutical operations: sales and marketing, manufacturing, quality assurance, finance and licensing and strategic planning. Mr. D’Alonzo served as President of Pharmaceutical Product Development, Inc., a multi-national clinical research organization with 3,000 employees operating in 14 countries and generating $300 million in revenues from analytical labs and Phase 1, 2, 3 and 4 clinical trials.  Previously, Mr. D’Alonzo was President of Genevec, Inc., a gene therapy biotech company. Before that, Mr. D’Alonzo was President of Glaxo, Inc., the US unit of what is now Glaxo SmithKline.  He received a BS degree  in Business Administration from University of Delaware in 1965 and a JD degree from University of Delaware in 1970.

Dennis Moore has been a director of the Company since 1986. Dr. Moore has been a doctor of veterinary medicine since 1972 and was in private practice from 1972 to 1995. Since 1995, Dr. Moore has been involved in managing his personal investments.   He received a DVM degree from Colorado State University in 1972.

James Page has been a director of the Company since February 1996. Prior to retiring in 1991 as a Vice President with Adria Laboratories, Inc., a pharmaceutical company specializing in therapy given to cancer and AIDS patients, Dr. Page held various upper management level positions with Carter Wallace, Inc., Merck Sharpe & Dohme Research Laboratories and Wyeth Laboratories.  He received a MB.BS London and MRCS, LRCP England from University of London St. Mary’s Hospital Medical School in 1950.

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

Audit Committee Financial Expert

Thomas D’Alonzo, JD, qualifies as an audit committee financial expert for the Company.  An audit committee financial expert is a person who has an understanding of GAAP and financial statements; the ability to assess accounting and financial principles in connection with the accounting of the Company; experience preparing, auditing, analyzing, or evaluating financial statements; an understanding of internal controls over financial reporting; and an understanding of audit committee functions.

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

To the Company’s knowledge based solely on a review of the copies of such reports furnished to the Company, the following persons have failed to file, on a timely basis, the identified reports required by the Exchange Act during the most recent fiscal year:

Name and Principal Position	Number of Late Reports	Known Failures to File a Required Form
Dr. Joseph M. Cummins, Chairman of the Board, President and Chief Executive Officer	3	0
Dr. Peter R. Mueller, Chief Operating Officer and Director of Research	2	0
Dr. Gary W. Coy, Vice President and Chief Financial Officer	1	0
Mr. Martin J. Cummins, Vice President of Clinical and Regulatory Affairs	1	0
Stephen Chen, Director	3	0
Thomas D’Alonzo, Director	1	0
Dennis Moore, Director	1	0
James Page, Director	1	0

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth for the three years ended December 31, 2008 compensation paid by the Company to its Chairman of the Board, President and Chief Executive Officer; to its Chief Operating Officer and Director of Research; to its Vice President of Clinical and Regulatory Affairs as well as the compensation paid by the Company to its Vice President and Chief Financial Officer for the year ended December 31, 2008. Other compensation in 2006 consists of the fair value of a stock grant approved in the first quarter and issued in the second quarter of 2006.  Other compensation in 2008 consists of the fair value of a stock grant approved in the fourth quarter of 2007 and contingent upon the successful completion of $1 million of funding in the first quarter of 2008.   The $2,500 bonus in 2008 was the cash portion of the bonus based on completion of the $1 million funding.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Compensation	Securities Underlying Options
Dr. Joseph M. Cummins, Chairman of the Board, President and Chief Executive Officer	2008	$ 175,000	$ 2,500	$ 2,500	490,000
	2007	$ 175,000	$ –	$ –	-
	2006	$ 141,416	$60,000	$ 216,000	400,000

Dr. Peter R. Mueller, Chief Operating Officer and Director of Research	2008	$ 210,000	$ –	$ –	700,000
Mr. Martin J. Cummins, Vice President of Clinical and Regulatory Affairs	2008	$ 125,000	$ –	$ –	29,000
	2007	$ 125,000	$ 500	$ –	-
	2006	$ 97,866	$ –	$ –	400,000
Dr. Gary W. Coy, Vice President and Chief Financial Officer	2008	$ 125,000	$ –	$ –	-
	2007	$ 125,000	$ 500	$ –	-
	2006	$ 88,542	$ –	$ –	400,000

Option Grants in 2008

Name	Number of Shares of Common Stock Underlying Options Granted (#)	% of Total Options Granted to Employees in 2008	Exercise or Base Price ($/Sh)	Expiration Date
Joseph M. Cummins	490,000	40.2%	$0.10 (1)	12/16/2011
Peter R. Mueller	100,000	8.2%	$0.32 (2)	4/15/2013
Peter R. Mueller	200,000 (2)	16.4%	$0.32 (2)	4/15/2014
Peter R. Mueller	200,000 (3)	16.4%	$0.32 (2)	4/15/2015
Peter R. Mueller	200,000 (4)	16.4%	$0.32 (2)	4/15/2016
Martin J. Cummins	29,000	2.4%	$0.10 (1)	12/16/2011
Gary W. Coy	0	0%	-	-

(1)	The fair market value of the common stock on the date of grant was $0.07.
(2)	The fair market value of the common stock on the date of the grant.
(3)	Options vest on 4/15/2009.
(4)	Options vest on 4/15/2010.
(5)	Options vest on 4/15/2011

Aggregated Option Exercises at December 31, 2008
And Year-End Option Values

The following table sets forth information for the executive officers named above, regarding the exercise of options during 2008 and unexercised options held at the end of 2008.

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Shares of Common Stock Underlying Unexercised Options at December 31, 2008 Exercisable/Unexercisable			Value of Unexercised In-The-Money Options at December 31, 2008 (1) Exercisable/Unexercisable
Joseph M. Cummins	None	None	1,930,000	/	200,000	None	/	None
Peter R. Mueller	None	None	100,000	/	600,000	None	/	None
Martin J. Cummins	None	None	879,000	/	200,000	None		None
Gary W. Coy	None	None	200,000	/	200,000	None	/	None

(1)	Calculated based on the closing price of the common stock ($0.055) as reported by OTC BB on December 31, 2008.
Director Compensation for Last Fiscal Year
	Cash Compensation		Stock Options
Name	Meeting Fees (1)	Consulting Fees (2)	Number of Securities Underlying Options
Stephen Chen, PhD	$ -	$ 3,693	64,125
Thomas D’Alonzo, JD	$ -	$ 392	6,800
Dennis Moore, DVM	$ -	$ 3,693	64,125
James Page, MD	$ -	$ 3,693	64,125
(1)	Directors receive $1,000 compensation for attendance at directors’ meetings and $250 for regularly scheduled teleconference meetings. There were no regularly scheduled meetings during 2008.
(2)	Options were granted to directors on December 16, 2008 with $0.10 exercise price and 3-year term. The closing price of stock on the date of grant was $0.07.

Employment agreements were executed with Joseph M. Cummins, Martin J. Cummins and Gary W. Coy during 2006.  No employment or Director agreements were executed in 2007.  An employment contract was executed with Peter R. Mueller in 2008.  No other employment or Director agreements were executed in 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2008, there were 35,953,377 shares of the Company’s common stock outstanding. The following table sets forth as of December 31, 2008, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class Owned
Hayashibara Biochemical Laboratories, Inc. 2-3 Shimoishii 1-chome Okayama 700, Japan	3,118,655*	8.67%

* Shareholder above holding more than 5% of the common stock owns no options or warrants.

The following table sets forth the beneficial ownership of the Company’s stock as of December 31, 2008 by each executive officer and director and by all executive officers and directors as a group:

Name and Address of Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned[9]
Joseph M. Cummins 7308 Ashland Amarillo, TX 79119	2,183,029[1]	3.63%
Gary W. Coy 907 Cat Hollow Club Drive Spicewood, TX 78669	635,508[2]	1.06%
Martin J. Cummins 6615 Sandie Amarillo, TX 79109	1,026,692[3]	1.71%
Dennis Moore 402 Fish Hatchery Hamilton, MT 59840	1,020,741[4]	1.70%

Name and Address of Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned[9]
Thomas D’Alonzo 908 Vance Street Raleigh, NC 27608	35,472[5]	0.06%
Stephen Chen Floor 7-1, No. 18 Xin Yi Road, Sec. 5 Taipei, Taiwan	913,625[6]	1.52%
James Page 103 Clubhouse Lane, #182 Naples, FL 34105	855,034[7]	1.42%
Peter R. Mueller 3 Busch Court Clinton, NJ 08809	339,122	0.66%
Total Group (all directors and executive officers - 8 persons)	7,009,223	11.74%

[1] 1,930,000 of these shares are exercisable options	[6] 774,125 of these shares are exercisable options
[2] 100,000 of these shares are exercisable options	[7] 814,125 of these shares are exercisable options
[3] 879,000 of these shares are exercisable options	[8] 100,000 of these shares are exercisable options [9] Calculated based on 60,195,789 total shares
[4] 814,125 of these shares are exercisable options
[5] 6,800 of these shares are exercisable options	outstanding and reserved

1996 Employee Stock Option Plan

The 1996 Employee Stock Option Plan was approved by the shareholders of the Company and was amended and restated effective September 12, 1998, and May 11, 1999, both of said amendments and restatements also were approved by the shareholders of the Company.  590,000 shares of the Company’s common stock are reserved for issuance under said Employee Stock Option Plan; however, none of such options are currently outstanding to employees of the Company.  Options granted in prior years under the Employee Stock Option Plan have either lapsed, or have been exercised in full, or have been returned to the Company in exchange for non-qualified stock options. However, the Company may grant qualified stock options to employees under the 1996 Employee Stock Option Plan from time to time in the future.

1996 Director Stock Option Plan

The 1996 Director Stock Option Plan was approved by the shareholders of the Company, and was amended and restated effective September 12, 1998, and May 11, 1999, both of said amendments and restatements also were approved by the shareholders of the Company.  The Director Plan allows options to purchase a maximum of 410,000 shares of the company’s common stock to be granted to outside directors and scientific advisors to the Company at an exercise price equivalent to 100% of the fair market value of the common stock on the date of grant.  Options under the plan have a ten year term and become exercisable over a five year period.  In the event of the voluntary termination of a recipient’s association with the Company as a director, the options must be exercised within 90 days after such termination, and in the event they are not so exercised, will lapse.

2006 Employee Stock Option and Stock Bonus Plan

The 2006 Employee Stock Option and Stock Bonus Plan was approved by the Board of Directors on February 20, 2006.  This plan has authorized a maximum of 500,000 shares of the Company’s common stock to be issued or reserved.  During 2006, 300,000 shares were issued under this plan to an employee of the Company. The plan shall remain in effect until the end of the Company’s fiscal year 2011. Options granted under the plan have a ten year term and become exercisable over a five year period. The option price is equal to 100% of the fair value of the common stock on the date of grant.

2008 Consultant’s Stock Grant Plan

The 2008 Consultant’s Stock Grant Plan was approved by the Board of Directors on March 24, 2008.  This plan has authorized a maximum of 100,000 shares of the company’s common stock to be issued for consultants.  During 2008, 100,000 shares were issued under this plan to a consultant.

2008 Stock Incentive Plan (Consultants)

The 2008 Stock Incentive Plan was approved by the Board of Directors on May 20, 2008.  This plan has authorized a maximum of 600,000 shares of the Company’s common stock to be issued for consultants.  The purpose of the plan is to assist in attracting, retaining, and compensating highly competent consultants and to act as an incentive in motivating selected consultants to achieve long-term corporate objectives, as well as to reduce debts of the Company through the issuance of Common Stock rather than payment of cash.  During 2008, 321,667 shares were issued to 3 consultants.

2008 Directors, Officers and Consultants Stock Purchase Plan

The 2008 Directors, Officers and Consultants Stock Purchase Plan was approved by the Board of Directors on October 22, 2008.  This plan has authorized a maximum of ten million shares of the Company’s common stock to be issued for Directors, Officers and Consultants.  Awards under the Plan shall be in the form of Purchase Rights to purchase a specified number of shares of common stock of the Company at market value.  During 2008, 294,175 shares were issued to one Director and three Officers.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has relied significantly on HBL, the largest shareholder of the Company, for a substantial portion of its capital requirements. Pursuant to the Development Agreement previously described, HBL advanced $9,000,000 for funding of research. In addition, HBL has purchased substantial amounts of the Company’s common stock from time to time, to the point where it now owns 8.67% of the issued and outstanding shares of common stock of the Company.

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

Additionally, the Company is obligated to pay HBL a percentage of sublicense fee income the Company receives.  There were no sales of interferon alpha and no royalty payments made to HBL in 2007.  A $19,991 sublicense fee to HBL was paid in 2007.  $53,971 of sublicense fees to HBL were recorded in 2008 and were owed to HBL as of December 31, 2008.

HBL is obligated to pay the Company an 8% royalty on sales of oral interferon in Japan.  The Company received $0 in 2008 and $27,919 of royalties in 2007 from HBL animal health sales of oral interferon.

During 2008, the Company used the law firm of SandersBaker, P.C. Mr. Edward Morris, Secretary of the Company is a partner in that firm. The Company was invoiced $47,677 by said firm in 2008.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following summarizes the fees incurred by the Company during 2008 and 2007 for accountant and related services.

Audit Fees

	2008	2007
LBB & Associates Ltd., LLP	$59,190	$ 37,137

All Other Fees

None.

Accountant Approval Policy

Before an accountant is engaged by the Company to perform audit or non-audit services, the accountant must be approved by the Company’s Audit Committee.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

3.1‡	Restated Articles of Incorporation of the Company, dated July 5, 2007.
3.3*	Bylaws of the Company.
4.1*	Specimen Common Stock Certificate.
4.2*	Form of Underwriter's Warrant.
4.3(5)	Form of Series A Common Stock Purchase Warrant, dated January 8, 2008, between the Company and Firebird Global Master Fund, Ltd.
10.1(11)	2008 Stock Incentive Plan dated May 20, 2008.
10.2*	License Agreement dated as of March 22, 1988 between the Company and The Texas A&M University System.
10.3(9)	2006 Employee Stock Option and Stock Bonus Plan
10.4(9)	Office/Warehouse Lease Agreement dated December 22, 2006, between Wild Pony Holdings, L.P. and the Company.
10.5*	Joint Development and Manufacturing/Supply Agreement dated March 13, 1992 between the Company and HBL, as amended.
10.6(9)	Engagement Letter dated September 22, 2007, between MidSouth Capital Markets Group, Inc. and the Company.
10.7*	Japan Animal Health License Agreement dated January 20, 1993 between the Company and HBL.
10.11*	Manufacturing/Supply Agreement dated June 1, 1994 between the Company and HBL.
10.12*	Settlement Agreement dated April 27, 1995 among the Company, ISI, Pharma Pacific Management Pty. Ltd. ("PPM"), Pharma Pacific Pty. Ltd., Pharma Pacific Ltd. and Fernz Corporation Limited.
10.14*	PPM/ACC Sublicense Agreement dated April 27, 1995 between PPM and the Company.
10.18*	Form of Consulting Agreement between the Company and the Underwriter.
10.19(10)	Stock Option Agreement, dated July 18, 2007, between the Company and Commonwealth Associates
10.20†	1996 Employee Stock Option Plan, Amended and Restated as of May 11, 1999.

10.21†	Outside Director and Advisor Stock Option Plan, Amended and Restated as of May 11, 1999.
10.22*	Form of Indemnification Agreement between the Company and officers and directors of the Company.
10.23*	Indemnification Agreement between HBL and the Company.
10.24(10)	Warrant Agreement, dated June 27, 2006, between the Company and Marks Value Partners, LLC
10.25(10)	Engagement Letter, dated November 3, 2006, between the Company and MidSouth Capital, Inc.
10.26**	License Agreement dated July 22, 1997 between Hoffmann-La Roche, Inc. and the Company.
10.27**	Distribution Agreement dated January 12, 1998 between Global Damon Pharmaceutical and the Company.
10.28**	Distribution Agreement dated September 17, 1997 between HBL and the Company (tumor necrosis factor-alpha).
10.29**	Distribution Agreement dated September 17, 1997 between HBL and the Company (interferon gamma).
10.30***	Amendment No. 1 dated September 28, 1998 to License Agreement of March 22, 1988 between The Texas A&M University System and the Company.
10.36††	License Agreement dated February 1, 2000 between Molecular Medicine Research Institute and the Company (interferon gamma administered orally).
10.37†† [a]	License and Supply Agreement dated April 3, 2000 with Key Oncologics (Pty) Ltd. and the Company.
10.38††	Amendment No. 1 dated April 4, 2000, to Interferon Gamma Distribution Agreement dated September 17, 1997 between HBL and the Company (interferon gamma).
10.39†† [a]	License and Supply Agreement dated April 25, 2000 between Biopharm for Scientific Research and Drug Industry Development and the Company.
10.40†† [a]	Sales Agreement dated May 5, 2000 between Wilke Resources, Inc. and the Company.
10.41††	Engagement Agreement dated September 26, 2000 between Hunter Wise Financial Group, LLC and the Company.
10.42†† [a]	Supply Agreement (Anhydrous Crystalline Maltose) dated October 13, 2000 between Hayashibara Biochemical Laboratories, Inc. and the Company.
10.43†† [a]	Supply Agreement dated December 11, 2000 between Natrol, Inc. and the Company.
10.44††† [a]	License Agreement dated September 7, 2001 between Atrix Laboratories, Inc. and the Company.

10.45†††† [a]	Supply Agreement dated June 20, 2004 between Global Kinetics, Inc. and the Company.
10.46†††† [a]	License and Supply Agreement dated September 13, 2004 between Nobel ILAC SANAYII VE TICARET A.S. and the Company
10.47(3)[a]	License and Supply Agreement dated October 19, 2005 between Global Kinetics, Inc. and the Company.
10.48 (3)[a]	License and Supply Agreement dated January 18, 2006, between Bumimedic (Malaysia) SDN. BHD., and the Company.
10.49(4)	Employment Contract dated March 13, 2006, between Gary W. Coy and the Company.
10.50(4)	Employment Contract dated September 10, 2006, between Joseph M. Cummins and the Company.
10.51(4)	Employment Contract dated September 10, 2006, between Martin J. Cummins and the Company.
10.52(4)[a]	Supply Agreement (Anhydrous Crystalline Maltose) dated October 16, 2006 between Hayashibara Biochemical Laboratories, Inc. and the Company
10.53(4)[a]	License and Supply Agreement dated November 16, 2006, between CytoPharm, Inc. and the Company.
10.54(5)	Securities Purchase Agreement dated January 8, 2008, between the Company and Firebird Global Master Fund, Ltd.
10.55(5)	Registration Rights Agreement dated January 8, 2008, between the Company and Firebird Global Master Fund, Ltd.*
10.56(5)	Certificate of Designation of Preferences dated January 8, 2008, executed by the Company
10.57(5)	Series A Common Stock Purchase Warrant dated January 8, 2008, between the Company and Firebird Global Master Fund, Ltd.
10.58(7)	Amendment No. 1 to the Securities Purchase Agreement dated February 14, 2008, between the Company and Firebird Global Master Fund, Ltd.
10.59(7)	Amendment No. 1 to the Registration Rights Agreement dated February 14, 2008, between the Company and Firebird Global Master Fund, Ltd.
10.60(8)[a]	Supply Agreement, dated March 20, 2008, between the Company and CytoPharm, Inc.
10.61(8)	Employment Contract, dated April 15, 2008, between the Company and Peter Mueller
10.62(9)	Engagement Letter dated September 22, 2007, between MidSouth Capital Markets Group, Inc. and the Company.
10.63(10)	Consulting Agreement, dated July 18, 2007, between the Company and Commonwealth Associates

10.64(10)	Stock Option Agreement, dated June 21, 2006, between the Company and Teel Bivins
10.65(10)	Consulting Agreement, dated April 21, 2006, between the Company Teel Bivins
10.66(10)	Investor Direct Marketing Services Agreement, dated June 26, 2006, between the Company and Marks Value Partners LLC
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
‡ The Exhibit is incorporated by reference to the Company's 2007 Annual Report on Form 10-KSB filed with the Commission on or before March 31, 2008.
aPortions of this exhibit have been omitted and filed separately with the commission.

(3)	The Exhibit is incorporated by reference to the Company’s 2005 Annual report on Form 10-KSB filed with the SEC on April 3, 2006.
(4)	The Exhibit is incorporated by reference to the Company’s 2006 Annual report on Form 10-KSB filed with the SEC on March 26, 2007.
(5)	The Exhibit is incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on January 15, 2008.
(6)	The Exhibit is incorporated by reference to the Company’s Report on Form 8-K/A filed with the SEC on January 22, 2008.
(7)	The Exhibit is incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on February 21, 2008.
(8)	The Exhibit is incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on April 21, 2008.
(9)	The Exhibit is incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-150421) filed with the SEC on April 24, 2008.
(10)	The Exhibit is incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-150421) filed with the SEC on May 21, 2008.
(11)	The Exhibit is incorporated by reference to the Company’s Report on Form S-8 filed with the SEC on May 22, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMARILLO BIOSCIENCES, INC.
Date: March 31 , 2009	By: /s/ Joseph M. Cummins Joseph M. Cummins, Chairman of the Board, President, and Chief Executive Officer
Date: March 31 , 2009	By: /s/ Gary W. Coy Gary W. Coy, Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Joseph M. Cummins	Chairman of the Board, President, Director and Chief Executive Officer	March 31, 2009
Joseph M. Cummins

/s/ Stephen Chen	Director	March 31, 2009
Stephen Chen
/s/ James Page	Director	March 30 , 2009
James Page
/s/ Dennis Moore	Director	March 30 , 2009
Dennis Moore
/s/ Thomas D’Alonzo	Director	March 31 , 2009
Thomas D’Alonzo

Amarillo Biosciences, Inc.

Financial Statements

Year ended December 31, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Amarillo Biosciences, Inc.
Amarillo, TX

We have audited the accompanying balance sheets of Amarillo Biosciences, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amarillo Biosciences, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
/s/ LBB & Associates Ltd., LLP
Houston, Texas
March 18, 2009

Amarillo Biosciences, Inc.
Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$10,853	$47,184
Other current assets	12,813	31,688
Total current assets	23,666	78,872
Property and equipment, net	9,575	14,098
Patents, net	126,828	120,925
Total assets	$160,069	$213,895

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$511,236	$98,203
Accrued interest - related party	572,773	682,773
Accrued expenses – related parties	53,971	-
Notes payable - related party	2,000,000	2,000,000
Total current liabilities	3,137,980	2,780,976
Total liabilities	3,137,980	2,780,976

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares – 0 at December 31, 2008 and 0 at December 31, 2007	-	-
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 35,953,377 at December 31, 2008 and 29,465,261 at December 31, 2007	359,534	294,653
Additional paid-in capital	28,322,564	25,598,217
Accumulated deficit	(31,660,009)	(28,459,951)
Total stockholders' deficit	(2,977,911)	(2,567,081)
Total liabilities and stockholders’ deficit	$160,069	$213,895

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Operations

	Year ended December 31,
	2008	2007
Revenues:
Product sales	$1,836	$2,150
Sublicense fee revenue	108,000	40,000
Royalty revenue – related party	-	27,919
Total revenues	109,836	70,069

Cost of revenues:
Product sales	644	680
Sublicense fee revenue	53,971	19,991
Total cost of revenues	54,615	20,671
Gross margin	55,221	49,398

Operating expenses:
Research and development expenses	525,903	530,867
Selling, general and administrative expenses	1,366,076	1,936,847
Total operating expenses	1,891,979	2,467,714

Operating loss	(1,836,758)	(2,418,316)

Other income (expense)
Interest expense	(92,435)	(90,648)
Interest and other income	6,126	2,891
Net loss	(1,923,067)	(2,506,073)

Deemed dividend for beneficial conversion	(562,841)	-
feature Deemed dividend for warrant anti-dilution	(636,247)	-
Preferred stock dividend	(77,903)	-
Net loss applicable to common shareholders	$(3,200,058)	$(2,506,073)

Basic and diluted net loss per average share available to common shareholders	$(0.10)	$(0.09)

Weighted average shares outstanding	31,047,516	26,569,803

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Stockholders’ Deficit
Years Ended December 31, 2008 and 2007

	Issuance Price	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
		Shares	Amount	Shares	Amount
Balance at December 31, 2006		-	$ -	24,476,767	$ 244,768	$ 23,345,445	$ (25,953,878)	$ (2,363,665)
Net loss for year ended December 31, 2007		-	-	-	-	-	(2,506,073)	(2,506,073)
Fair value of options and warrants issued						879,662		879,662
Exercise of options and warrants for cash	$0.06-0.44	-	-	529,486	5,295	97,194	-	102,489
Conversion and exercise of cashless options	0.06-0.44	-	-	171,853	1,719	(1,719)	-	-
Issuance of common stock for cash in private placements	0.20-0.45	-	-	4,087,155	40,871	1,113,635	-	1,154,506
Issuance of common stock for services	0.82-0.84	-	-	200,000	2,000	164,000	-	166,000

Balance at December 31, 2007				29,465,261	294,653	25,598,217	(28,459,951)	(2,567,081)

Net loss for year ended December 31, 2008		-	-	-	-	-	(1,923,067)	(1,923,067)
Fair value of options and warrants issued		-	-	-	-	392,292	-	392,292
Issuance of preferred stock for cash, net	$1,000	1,000	10	-	-	793,783	-	793,793
Conversion of preferred stock to common stock		(1,000)	(10)	4,000,000	40,000	(39,990)	-	-
Issuance of common stock for cash in private placements and stock plan	0.10-0.25	-	-	1,348,404	13,484	126,357	-	139,841
Issuance of common stock for services	0.06-0.33	-	-	702,439	7,024	179,287	-	186,311
Stock dividend to preferred shareholders	0.09-0.27	-	-	437,273	4,373	73,530	(77,903)	-
Deemed dividend for beneficial conversion feature		-	-	-	-	562,841	(562,841)	-
Deemed dividend for warrant modification		-	-	-	-	636,247	(636,247)	-
Balance at December 31, 2008		-	$ -	35,953,377	$ 359,534	$ 28,322,564	$ (31,660,009)	$ (2,977,911)

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Cash Flows
	Year ended December 31,
Operating Activities	2008	2007
Net loss	$(1,923,067)	$(2,506,073)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	19,774	18,783
Common stock issued for services	186,311	166,000
Fair value of options issued	392,292	879,662
Changes in operating assets and liabilities:
Other current assets	18,875	2,683
Accounts payable and accrued expenses	413,033	(55,179)
Accrued interest – related party	(110,000)	82,072
Accrued expenses – related party	53,971	-
Net cash used in operating activities	(948,811)	(1,412,052)

Investing Activities
Purchase of property and equipment	(980)	(2,578)
Investment in patents	(20,174)	(9,025)
Net cash used in investing activities	(21,154)	(11,603)

Financing Activities
Proceeds from exercise of warrants and options	-	102,489
Issuance of common stock for cash	139,841	1,154,506
Issuance of convertible preferred stock for cash	793,793	-
Net cash provided by financing activities	933,634	1,256,995
Net increase (decrease) in cash	(36,331)	(166,660)
Cash and cash equivalents at beginning of period	47,184	213,844
Cash and cash equivalents at end of period	$10,853	$47,184

Supplemental Cash Flow Information
Cash paid for interest	$202,435	$2,891
Cash paid for income taxes	$-	$-

Non-cash financing and investing activities:
Stock dividend to preferred shareholders	$77,903	$-
Deemed dividend for beneficial conversion feature of preferred stock	$562,841	$-
Deemed dividend for anti-dilution warrants	$636,247	$-
The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
December 31, 2008

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Amarillo Biosciences, Inc. (the "Company” or “AMAR” or “Amarillo”), a Texas corporation formed in 1984, is engaged in developing biologics for the treatment of human and animal diseases. The Company is continuing its clinical studies as part of the process of obtaining regulatory approval from the United States Food and Drug Administration ("FDA"), so that commercial marketing can begin in the United States. The Company has developed a dietary supplement and an interferon alpha lozenge, but has not commenced any significant product commercialization activities.

Going Concern

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not yet achieved profitability, and its operations are funded primarily from debt and equity financings. Losses are anticipated in the ongoing development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.

The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

There can be no assurance that capital will be available as necessary to meet the Company's working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected and the Company may cease operations.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, receivables and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Stock Based Compensation

Stock based compensation expense is recorded in accordance with SFAS 123R (Revised 2004), Share-Based Payment, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

The fair value of each option granted in 2007 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.0%, expected volatility of 103.2%, risk-free interest rate of 4.34% and expected life of 1.57 years.   The fair value of each option granted in 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of between 109.6 and 165.75%, risk-free interest rate between 1.00 and 3.34%, and expected life between 2 and 8 years.

Cash and Cash Equivalents

The Company classifies investments as cash equivalents if the original maturity of an investment is three months or less.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to uncollectibility.  The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations.  The Company had no material accounts receivable and no allowance at December 31, 2008 and 2007.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company continually assesses the appropriateness of inventory valuations giving consideration to slow-moving, non-saleable, out-of-date or close-dated inventory. As of December 31, 2008 and 2007 the Company had $2,342 and $3,133, respectively, of inventory included in other current assets.

Property and Equipment

Property and equipment are stated on the basis of historical cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the two to seven year estimated useful lives of the assets.

Patents and Patent Expenditures

AMAR holds patent license agreements and holds patents that are owned by the Company. All patent license agreements remain in effect over the life of the underlying patents. Accordingly, the patent license fee is being amortized over 15-17 years using the straight-line method. Patent fees and legal fees associated with the issuance of new owned patents are capitalized and amortized over 15-17 years.  Amortization expense amounted to $14,271 and $13,970 for the years ended December 31, 2008 and 2007, respectively.

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

Royalty revenue

Royalty revenue is calculated based on royalty fees as a percent of net sales relating to a license.  Amarillo recognizes revenue on these royalty payments in the year the revenue is generated by the licensee.  Royalty revenue of $27,919 was reported in the year ended December 31, 2007 for HBL sales of Bimron to BioVet.  HBL reported no sales of Bimron to Bio Vet for 2008.

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

Other Concentrations

The Company and its sublicensees are reliant on a single, foreign supplier for its products.  The loss of this supplier could adversely affect the Company’s future revenues.  During 2008 and 2007 the majority of revenue came from royalties from its foreign supplier and sublicense fees from one of its sublicensees.  The loss of revenue from one these revenue sources could adversely affect the Company’s future revenues.

Reclassifications

Certain 2007 amounts have been reclassified to conform to 2008 presentation.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

2. Property and Equipment

Property and equipment is stated at cost and consists of the following at December 31, 2008 and 2007:

	2008	2007
Furniture and equipment	$ 41,540	$ 58,528
Software	8,012	7,033
	49,552	65,561
Less: accumulated depreciation	(39,977)	(51,463)
Property and equipment, net	$ 9,575	$ 14,098

Depreciation expense amounted to $5,503 and $4,813 for the years ended December 31, 2008 and 2007, respectively.

3. Notes Payable

The Company has two $1,000,000 notes payable under an unsecured loan agreement with HBL dated July 22, 1999.  The annual interest rate on unpaid principal from the date of each respective note is 4.5 percent, with accrued interest being payable at maturity.  $1,000,000 was payable on or before June 3, 2008.  The other $1,000,000 was payable on or before August 28, 2008.  On December 10, 2008, HBL proposed to extend the two notes and accrued interest until December 3, 2009 and February 28, 2010 if payment of $200,000 of accrued interest was received by February 28, 2009.  We have requested more time to pay the $200,000 to extend the notes.  Although we are currently in default of the notes, HBL has not demanded payment.

During 2008, the Company paid HBL $200,000 of interest on these notes, apart from the pending arrangement above.

The Company has a line of credit with Wells Fargo for $20,000, with interest at the prime rate plus 6.75 percent. There was an outstanding balance at December 31, 2008 and 2007 of $19,941 and $1,915, respectively, which is included in accounts payable and accrued expenses. This line is used from time to time for purchases.  The Company paid $2,435 and $2,891 of interest under the line of credit in 2008 and 2007, respectively.

4. Manufacturing and Supply Agreements

The Company was a party to the following manufacturing and supply agreements at December 31, 2008.

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

A $7,500 minimum cash royalty was paid by the Company to Texas A&M University System during 2008. A total of $53,971 in sublicense fees are owed to HBL based on sublicense fee income earned by the Company during 2008 and are included in accounts payable and accrued expenses.  The Company has also entered into various sublicense agreements under which the Company is entitled to receive royalties based on the net sales value of licensed products.

6. Research Agreements

The Company contracts with third parties throughout the world to conduct research including studies and clinical trials. These agreements are generally less than one year in duration.  The Company plans to pay third parties approximately $116,000 to complete enrollment of 21 HIV+ patients in the oral warts Phase 2 clinical trials in 2009. The Company plans to pay third parties approximately $45,000 for expenses related to the winter colds and influenza symptoms study that will be completed in Australia in 2009.

7. Common Stock

The Company has 100,000,000 shares of voting common shares authorized for issuance.  The shareholders approved an increase in authorized shares from 50,000,000 to 100,000,000 in 2007. On December 31, 2008, the Company had 60,195,789 shares of common stock outstanding and reserved for issuance upon exercise of options and warrants.  The Company issued common stock in 2008 and 2007 as follows:

Common Stock Issued in 2008	Shares	Issue Price	Net Price
Private placements – cash	1,160,000	$0.10-$0.25	$121,000
Directors, officers, consultants plan – cash	188,404	0.10	18,841
Officers – salaries	280,772	0.11-0.33	52,086
Consultants – services	421,667	0.06-0.33	134,225
Preferred stock dividends	437,273	0.09-0.27	77,903
Conversion of preferred stock to common	4,000,000	0.01	40,000
Total Common Stock Issued in 2008	6,488,116	$0.01-0.33	$444,055

Common Stock Issued in 2007	Shares	Issue Price	Net Price
Private placements – cash	4,087,155	$0.20-$0.45	$1,154,506
Options exercised – cash	529,486	0.06-0.44	102,489
Options exercised – cashless	171,853	0.06-0.44	-
Consultants – services	200,000	0.82-0.84	166,000
Total Common Stock Issued in 2007	4,988,494	$0.06-0.84	$1,422,995

During the years ended December 31, 2008 and 2007, finder’s fees paid related to private placements of stock totaled $10,000 and $34,950, and are included as general and administrative expenses in the accompany statements of operations.

8.  Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized for issuance which is issuable in series.  During the first quarter of 2008, the Company completed a private placement by selling 1,000 shares of Series A convertible preferred stock for $1,000 per share in a private placement offering; generating gross proceeds of $1,000,000 and net proceeds of $793,793.  The convertible preferred stock is convertible into 4,000,000 shares of common stock.  The investor also received five year warrants to purchase 4,000,000 shares of common stock at $0.30 per share. The investment banker was paid a commission of $80,000 plus received five year warrants to purchase 640,000 shares of common stock at $0.30 per share.

The Series A preferred shareholder was paid $77,903 (10% annualized return) of stock dividends during 2008.  A total of 437,273 shares were issued at $0.09 to $0.27 per share.  The preferred stock shareholder converted all the outstanding preferred stock into common stock at $0.25 per share in three stages on October 15, 17 and 20, 2008.  Currently there is no preferred stock outstanding and no future dividends required to be paid.

9. Stock Option and Stock Plans

The Company has six stock option plans: the 1996 Employee Stock Option Plan (1996 Employee Plan), the Outside Director and Advisor Stock Option Plan (1996 Director Plan), the 2006 Employee Stock Option and Stock Bonus Plan (2006 Employee Plan), 2008 Consultant’s Stock Grant Plan, 2008 Stock Incentive Plan (Consultants), and 2008 Directors, Officers and Consultants Stock Purchase Plan.

The 1996 Employee Plan has authorized the grant of options to employees for up to 590,000 shares of the Company’s common stock; however, none of such options are currently outstanding to employees of the Company. All options granted have five to ten year terms and become exercisable over a four to five year period. The option price is equal to 100% to 110% of the fair value of the common stock on the date of grant depending on the percentage of common stock owned by the optionee on the grant date.

The 1996 Director Plan allows options to purchase a maximum of 410,000 shares of the Company's common stock to be granted to outside directors and scientific advisors to the Company at an exercise price equivalent to 100% of the fair market value of the common stock on the date of grant. These are ten-year options and become exercisable over a period of five years.  No options are current outstanding to directors under the plan.

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

The 2008 Consultant’s Stock Grant Plan was approved by the Board of Directors on March 24, 2008. This plan has authorized a maximum of 100,000 shares of the company’s common stock to be issued for consultants.  During 2008, 100,000 shares were issued under this plan to a consultant.

The 2008 Stock Incentive Plan was approved by the Board of Directors on May 20, 2008.  This plan has authorized a maximum of 600,000 shares of the Company’s common stock to be issued for consultants.  The purpose of the plan is to assist in attracting, retaining, and compensating highly competent consultants and to act as an incentive in motivating selected consultants to achieve long-term corporate objectives, as well as to reduce debts of the Company through the issuance of Common Stock rather than payment of cash.  During 2008, 321,667 shares were issued to three consultants.

The 2008 Directors, Officers and Consultants Stock Purchase Plan was approved by the Board of Directors on October 22, 2008.  This plan has authorized a maximum of ten million shares of the Company’s common stock to be issued for directors, officers and consultants.  Awards under the Plan shall be in the form of Purchase Rights to purchase a specified number of shares of common stock of the Company at market value.  During 2008, 294,175 shares were issued to one Director and three Officers.

10.   Stock Options and Warrants

During 2007, the Company issued 1,600,000 options to consultants and 10,000 options to an Scientific Advisory Committee member and recognized $644,723 expense related to these options.   During 2008, 1,076,912 options were issued to consultants, advisors, directors, employees and two former employees, and the Company recognized $76,745 of expense related to these options.

During 2006, the Company issued 1,200,000 options to officers of the Company. These options vest through 2010.  In 2008, Company issued 700,000 to a new officer.  These options vest through 2011.  The Company recognized $234,939 expense in 2007 and $304,025 expense in 2008 related to these options.  The remaining cost expected to be recognized if these options vest is $514,195.  No options were issued to employees during 2007.

During 2007, two Directors and two employees received 171,853 shares of common stock from the cashless exercise of 214,000 options.  No cashless options were exercised by Directors or employees in 2008.

During 2007, consultants exercised 350,000 options at $0.20 per share for cash.  A Board member exercised 20,000 options at $0.27 per share.   Employees exercised 90,486 shares at $0.06, 10,000 shares at $0.23 and 25,000 shares at $0.44.  A former employee exercised 4,000 shares at $0.44.  An investor exercised 30,000 warrants at $0.22 per share.  No options were exercised by Directors or employees in 2008.

A summary of the Company's stock option activity and related information for the years ended December 31, 2008 and 2007 is as follows:
	2008		2007
	Options	Price	Options	Price
Outstanding Beg of Year	9,193,412	$0.20-0.87	8,589,237	$0.06-4.00
Granted	1,776,912	0.10-0.35	1,610,000	0.20-0.40
Cancelled/Expired	(2,087,912)	0.20-0.48	(292,339)	0.44-4.00
Exercised	-	-	(713,486)	0.06-0.44
Outstanding End of Year	8,882,412	0.10-0.87	9,193,412	0.20-0.87
Exercisable End of Year	7,172,412	$0.10-0.87	7,773,412	$0.20-0.87

Options reserved for Director, employee and consultant plans but not issued (11,176,583) are not included in the table above since this stock may be utilized for other purposes if not used for the plans.

The weighted-average remaining contractual life of the above options is 2.36 years.

During 2008, 15,160,000 warrants were issued.  Of these 12,000,000 were issued to a preferred shareholder, 1,920,000 to an investment banking company, 80,000 to a consultant and 1,160,000 to purchasers of unsecured private placement stock.  Deemed dividends for $548,489 and $87,758 were recognized for the warrants issued to the preferred shareholder and investment banking company respectively.  $11,522 was recognized as stock compensation expense for the warrants issued to a consultant.   The Company recognized the total purchase price for private placement stock and warrants as the cost to purchase the stock.

We recognized $636,247 of deemed dividends for anti-dilution benefits received by warrant holders on November 21, 2008.   Holders of 4,640,000 warrants exercisable at $0.30 per share with January 8, 2013 expiration date received 9,280,000 additional warrants.   We sold private placement stock on November 21, 2008 for $0.10 per share which triggered the warrant anti-dilution provisions.  Total warrants were increased by a factor of three and the exercise price reduced to $0.10.  We are at risk of triggering the warrant anti-dilution provisions again in the future if we sell stock below $0.10 per share to any non-exempt parties.  Holders of options and warrants prior to January 8, 2008 plus officers, directors and consultants under stock plans approved by outside board of director members are exempt from the anti-dilution provisions.

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2008 and 2007 is as follows:

	2008		2007
	Warrants	Price Range	Warrants	Price Range
Outstanding Beg of Year	260,000	$0.47-2.00	290,000	$0.22-2.00
Granted	15,160,000	0.10-0.30	-	-
Cancelled/Expired	(60,000)	0.47-0.50	-	-
Exercised	-	-	(30,000)	0.22
Outstanding End of Year	15,360,000	0.10-2.00	260,000	0.47-2.00
Exercisable End of Year	15,360,000	$0.10-2.00	260,000	$0.47-2.00

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2008 is 3.2 years.

11.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company’s deferred tax asset of approximately $8,976,000 and $8,000,000 at December 31, 2008 and 2007 respectively, was subject to a valuation allowance of $8,976,000 and $8,000,000 at December 31, 2008 and 2007 respectively, because of uncertainty regarding the Company’s ability to realize future tax benefits associated with the deferred tax assets. Deferred tax assets were comprised primarily of net operating loss carryovers under the cash method of accounting used by the Company for federal income tax reporting.

At December 31, 2008, the Company has net operating loss carryforwards of approximately $24,676,000 for federal income tax purposes expiring in 2009 through 2028 The ability of the Company to utilize these carryforwards may be limited should changes in stockholder ownership occur.

The difference between the reported income tax provision and the benefit normally expected by applying the statutory rate to the loss before income taxes results from the change during 2008 and 2007 of the deferred tax asset valuation allowance. As a result, the reported effective tax rate is 0%.

12. Commitments and Contingencies

Delinquent payroll

During 2008, the Company curtailed payment of salaries payable to senior management of the Company. As of December 31, 2008, approximately $270,000 of unpaid salaries due to senior management of the Company is included in accounts payable and accrued expenses.

The significance of the amounts owed to senior management subjects the Company to the risk of resignation by these officers, as well as possible litigation.

Lease commitment

During 2006, the Company entered into an operating lease agreement for its offices in Amarillo, TX. The lease for 3,675 square feet is for a period of 24 months commencing in January 2007. Minimum lease payments under this operating lease were a combined $44,400 for 2007 and 2008. The  Company began leasing 1,800 square feet for $1,000 per month on a month-to-month basis on January 1, 2009.

Minimum Royalties

The agreement with Texas A&M University requires the Company to make minimum annual royalty payments of $7,500 through 2019.

Clinical Trial Costs

Twelve clinical investigation sites throughout the United States are participating in an FDA Phase 2 study of oral interferon treatment of oral warts in HIV+ patients. The Company estimates the clinical trial costs for this study to be approximately $116,000 in 2009.  The Company plans to pay third parties approximately $45,000 for expenses related to a winter colds and influenza symptoms study that will be completed in Australia in 2009.

Litigation

The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 2008.

13. Related Party Transactions

The Company has relied significantly on HBL, the largest shareholder of the Company, for a substantial portion of its capital requirements. Pursuant to the Development Agreement previously described, HBL advanced $9,000,000 for funding of research. In addition, HBL has purchased substantial amounts of the Company’s common stock from time to time, to the point where it now owns 8.67% of the issued and outstanding shares of common stock of the Company.

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

Additionally, the Company is obligated to pay HBL a percentage of sublicense fee income the Company receives.  There were no sales of interferon alpha and no royalty payments made to HBL in 2007.  A $19,991 sublicense fee to HBL was paid in 2007.  $53,971 of sublicense fees to HBL were recorded in 2008 and were owed to HBL as of December 31, 2008.

HBL is obligated to pay the Company an 8% royalty on sales of oral interferon in Japan.  The Company received $0 in 2008 and $27,919 of royalties in 2007 from HBL animal health sales of oral interferon.

During 2007 and 2008, the Company engaged the law firm of SandersBaker, P.C.  Mr. Edward Morris, Secretary of the Company, is a partner in that firm. The Company was invoiced for $47,677 in 2008 and $59,387 during 2007 for legal services rendered by SandersBaker.

14.  Subsequent Events

Since December 31, 2008, the Company has sold 3,050,000 unregistered shares of common stock for $0.10 per share plus 3,050,000 3-year warrants with $0.20 exercise price and 500,000 unregistered shares of common stock for $0.10 per share plus 500,000 3-year warrants with $0.10 exercise price.  Private placement stock sales totaled $355,000.  Also, the Company sold 1,470,405 unregistered shares of stock to Officers and Consultants through the 2008 Directors, Officers and Consultants Stock Purchase Plan at $0.05 - $0.08 per share.  Plan purchases of stock totaled $110,846.

On February 6, 2009, the Company entered into a 15-year License and Supply agreement with Cyto Biotech, Inc. a Taipei, Taiwan animal health company.  Under the terms of the agreement, Cyto Biotech, will, at its sole expense and cost, conduct all clinical trials and studies and seek to obtain regulatory approvals in China, Taiwan, Thailand, the Philippines, Cambodia, Vietnam and Malaysia (“the Territory”), subject to the existing license and supply agreements with CytoPharm, Inc. and Bumimedic SDN. BHD., required for the commercial launch of the Company’s low dose oral interferon in the Territory for any animal and human health indications.

Cyto Biotech purchased common stock, included in the above issuances in Amarillo Biosciences; paid an initial license fee to AMAR; and will pay a net royalty on low dose oral interferon sales.  In addition, the agreement calls for certain minimum royalty payments to be made.