Form 10-Q
period 2009-03-31
AMARILLO BIOSCIENCES INC
filed 2009-05-15
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

As of  March 31, 2009 there were 41,610,146 shares of the issuer's common stock and no shares of the issuer’s preferred stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Amarillo Biosciences, Inc.
	March 31, 2009	December 31, 2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$25,313	$10,853
Other current assets	11,662	12,813
Total current assets	38,975	23,666
Property, equipment, and software, net	7,470	9,575
Patents, net	122,614	126,828
Total assets	$167,059	$160,069

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$394,683	$511,236
Accrued interest - related party	594,904	572,773
Accrued expenses – related party	54,362	53,971
Derivative liabilities	782,804	-
Notes payable - related party	2,000,000	2,000,000
Total current liabilities	3,826,753	3,137,980
Total liabilities	3,826,753	3,137,980

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares – 0 at March 31, 2009 and 0 at December 31, 2008,	-	-
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 41,610,146 at March 31, 2009 and 35,953,377 at December 31, 2008	416,101	359,534
Additional paid-in capital	28,805,890	28,322,564
Accumulated deficit	(32,881,685)	(31,660,009)
Total stockholders' deficit	(3,659,694)	(2,997,911)
Total liabilities and stockholders’ deficit	$167,059	$160,069

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations - Unaudited

	Three months ended March 31,
	2009	2008
Revenues:
Dietary supplement sales	$132	$888
Sublicense fee revenue	782	-
Total revenues	914	888

Cost of revenues:
Product sales	25	301
Sublicense fee revenues	391	-
Total cost of revenues	416	301
Gross margin	498	587

Operating expenses:
Research and development expenses	170,951	215,892
Selling, general and administrative expenses	247,524	403,684
Total operating expenses	418,475	619,576

Operating loss	(417,977)	(618,989)

Other income (expense)
Change in fair value of derivative instruments	(124,724)	-
Interest expense	(22,855)	(22,474)
Interest and other income	1,960	1,371
Net loss	(563,596)	(640,092)

Deemed dividend for beneficial conversion feature	-	(562,841)
Dividend on preferred stock	-	(23,056)
Net loss applicable to common shareholders	$(563,596)	$(1,225,989)

Basic and diluted net loss per share	$(0.01)	$(0.04)

Weighted average shares outstanding	38,343,377	29,508,069

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows - Unaudited

	Three months ended March 31,
	2009	2008

Net cash used in operating activities:	$(310,178)	$(637,375)

Cash from investing activities
Purchases of equipment and software	-	(980)
Patent expenditures	(362)	(1,987)
Net cash used in investing activities	(362)	(2,967)

Cash from financing activities:
Proceeds from sale of convertible preferred stock	-	848,793
Proceeds from sale of common stock	325,000	-
Net cash provided by financing activities	325,000	848,793

Net increase in cash and cash equivalents	14,460	208,451
Cash and cash equivalents at beginning of period	10,853	47,184
Cash and cash equivalents at end of period	$25,313	$255,635
Supplemental disclosure of cash flow information
Cash paid for interest	$724	$200,096
Cash paid for income taxes	$-	$-
Non cash transactions
Deemed dividend for beneficial conversion feature of preferred stock	$-	$562,841
Stock dividend to preferred shareholders	$-	$23,056

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.

Notes To Financial Statements - Unaudited

1.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

2.
Financial Condition. Our viability as a company is dependent upon successful commercialization of products resulting from its research and product development activities. We plan on working with commercial development partners in the United States and in other parts of the world to provide the necessary sales, marketing and distribution infrastructure to successfully commercialize the interferon alpha product for both human and animal applications.  Our products will require significant additional development, laboratory and clinical testing and investment prior to obtaining regulatory approval to commercially market its product(s). Accordingly, for at least the next few years, we will continue to incur research and development and general and administrative expenses and may not generate sufficient revenues from product sales to support its operations.

3.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On March 31, 2009, a total of 69,402,558 shares of common stock were and outstanding (41,610,146) and reserved (27,792,412) for issuance upon exercise of options and warrants.  Common stock issuances in the first quarter of 2009 are as follows:

Common Stock Issued in Q1 2009	Shares	Issue Price	Net Price
Private placements – cash	3, 3,550,000	$0.10	$320,000
Directors, officers, consultants plan – cash	62,500	0.08	5,000
Directors, officers, consultants plan – salaries	1,407,905	0.05-0.08	105,846
Directors, officers, consultants plan – services	636,364	0.06	35,000
Total Common Stock Issued in Q1 2009	5,656,769	$0.05-0.10	$465,846

Finders’ fees totaled $35,000 during the first quarter of 2009.  Net price above reflects net proceeds after finders’ fees are deducted.  Private placement stock issued during the first quarter of 2009 included 100% warrant coverage (3,550,000 warrants) with $0.10 – $0.20 exercise price and 3-year term.

4.
Common Stock Options.  We recognized $74,048 of employee options expense, related to previously issued options, during the first quarter of 2009.  The remaining cost expected to be recognized if these options vest is $436,558.

No options were exercised during the first three months of 2009.

5.
Common Stock Warrants.   We are at risk of triggering the warrant anti-dilution provisions of previously issued warrants if we sell stock below $0.10 per share to any non-exempt parties.  Options and warrants issued prior to January 8, 2008 plus officers, directors and consultants under stock plans approved by outside board of director members are exempt from the anti-dilution provisions.  During the first quarter of 2009, 3,550,000 warrants were issued in connection with private placement sales of 3,550,000 shares of stock.  The 3-year warrants are exercisable from $0.10 to $0.20 per share.

Warrants issued in connection with a preferred stock financing in the first quarter of 2008 (“Firebird warrants”) have an embedded derivative feature (full-ratchet anti-dilution provision).   GAAP accounting regulation EITF 07-5 requires reclassification of the warrants to liabilities at fair value on January 1, 2009 and subsequent reporting of the change in fair value.  The binomial Black-Scholes pricing model was used to calculate the value of the warrants.  In the binomial model, the most likely price which will trigger the anti-dilution ratchet and the most likely price that will not trigger the anti-dilution ratchet are given estimated probabilities for occurrence.  The probability of private placement issuances triggering a reset at the closing stock price on January 1 and  March 31, 2009 was estimated as 50% on each date.  The probability of not triggering the reset at $0.10 per share was also estimated as 50%.  Valuation consists of 50% of the Black-Scholes value for each probable occurrence. The Black-Scholes option-pricing model was utilized with the following  assumptions: dividend yield 0.0%, expected volatility of 138% - 164%, risk-free interest rate of 0.76% – 0.81% and expected life of 2 years.   The valuation for the 13.2 million warrants with embedded features was $658,080 on January 1, 2009 and $782,804 on March 31, 2009.   $658,080 was reclassified from the retained earnings account to the derivative liabilities account on January 1, 2009 as the cumulative effect of the change in accounting principle.  For the quarter ended March 31, 2009, the change in fair value of derivative instruments was recorded as an expense and the derivative liabilities account increased to $782,804.

6.	Notes Payable. Two $1,000,000 notes are payable under an unsecured loan agreement with HBL dated July 22, 1999. Although we are currently in default of the notes, HBL has not demanded payment.

7.
Line of Credit.   We have a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent.  There was an outstanding balance on March 31, 2009 of $4,776 which is included in accounts payable.

8.
License and Sublicense Agreements.  During the first quarter of 2009, a $782 license fees was received.  A $391 sublicense fee payable to HBL was recorded in the first quarter of 2009.  A $7,500 minimum cash royalty fee payable to Texas A&M University System was recorded in the first quarter of 2009.

On February 6, 2009, we entered into a 15-year License and Supply agreement with Cyto Biotech, Inc. a Taipei, Taiwan animal health company.   Cyto Biotech purchased common stock, included in the above issuances in Amarillo Biosciences; paid an initial license fee; and will pay a royalty on low dose oral interferon sales.

9.
Related Party Transactions.  The Company engaged the law firm of Underwood, Wilson, Berry, Stein and Johnson  P.C. of which Mr. Morris is a shareholder.  Mr. Morris is also the Secretary of the Company. During the first quarter, 2009 the Company incurred approximately $6,785 of legal fees from the Underwood Law Firm.  Dr. Steve Chen, Director, referred the Company to Cyto Biotech and collected a $30,000 finder’s fee for the $300,000 stock purchase by Cyto Biotech.

10.
Subsequent Events.  Since March 31, 2009, the Company sold 2,170,000 unregistered shares of common stock for $0.10 per share together with 2,170,000 warrants with 3-year term and exercisable at $0.10 per share.  In addition, 40,290 unregistered shares of common stock were sold for $0.10 per share plus 419,367 unregistered shares were paid to an officer in lieu of salary for $0.10 per share.  Net proceeds totaled $216,029 cash plus $41,937 of salaries.  A broker was paid a $5,000 commission.

The 2009A Officers, Directors, Employees and Consultants Non-Qualified Stock Option Plan was adopted on April 28, 2009 by the Board of Directors.   The Plan Committee approved the grant of 1,600,000 stock options exercisable at $0.125 to officers, directors and employees on April 30, 2009.

A former director was hired subsequent to March 31, 2009 as a consultant in the areas of financing, merger & acquisition and management compensation and retention.

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

Company Goal – FDA Approval and Commercialization of Oral Interferon.

Amarillo Biosciences, Inc. (OTCBB: AMAR), is the world leader in the development of low-dose interferon for oral delivery and is conducting Phase 2 clinical studies testing oral interferon in animal and human diseases. We have changed our focus from Orphan Diseases (small markets) to treatment of diseases with large markets to attract large pharma partners.  Our funding strategy is to seek private placement funding to complete Phase 2 clinical studies for chronic cough in COPD patients, hepatitis C and influenza; then seek large pharma partners to fund and help with the regulatory approval process in the US and Europe.  We believe that our technology and the large billion dollar markets for these disease indications will attract global pharma partners later this year or sometime next year.

Intellectual Property

Our portfolio consists of patents with claims that encompass method of use or treatment with interferon and composition of matter and manufacturing.  We currently own or license nine patents and four pending patents related to low-dose orally delivered interferon, and one issued patent on our dietary supplement.  We have completed more than 100 pre-clinical (animal) and human studies of the safety and efficacy of low-dose orally delivered interferon.

Technology - Non-toxic Interferon

Injectable interferon is FDA-approved to treat some neoplastic, viral and autoimmune diseases.  Many patients experience moderate to severe side effects that result in discontinuance of  injectable interferon therapy. Our product is a natural human interferon alpha delivered into the oral cavity as a lozenge in low (nanogram) doses. The lozenge dissolves in the mouth where interferon binds to surface (mucosal) cells in the mouth and throat resulting in stimulation of immune mechanisms.  Orally delivered interferon has been shown to activate hundreds of immune system genes in the peripheral blood.  Human studies have shown that oral interferon is effective against viral and autoimmune diseases. Oral interferon is given in concentrations 10,000 times less than that given by injection resulting in almost no side effects.

Influenza

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

Influenza/Cold FDA Phase 2 Study (mostly funded by Australian government)

The University of Western Australia has started a Phase 2 clinical study of oral interferon as prevention/treatment of respiratory illnesses, including influenza.   We provided the study drug, electronic data collection service, and US regulatory support for the study.  Up to 200 healthy volunteers with high levels of anticipated occupational exposure to respiratory viruses will take oral interferon or placebo lozenges once daily for 16 weeks, with an additional 4 weeks of untreated observation. Once per week, the study volunteers will submit a report detailing the severity of any cold/flu symptoms experienced, any medications taken, number of days of work missed, etc.  The aim of the study is to determine whether the volunteers who take oral interferon experience fewer respiratory illnesses and/or less severe symptoms during the winter cold/flu season in Australia (June-August).  Final results of the study are expected soon after the study ends in  October 2009.

Two publications in the April issue of the Journal of Virology report that interferon placed in the nose of guinea pigs or ferrets suppresses replication of influenza virus.  These publications reinforce our view that low-dose interferon, in the nose or in the mouth, is protective against influenza in humans.

In the March 20, 2009 issue of Science (page 1560-1561), flu experts stated “Our ability to anticipate pandemic events is poor, and our anti-pandemic armamentarium is weak.  In an ever-shifting landscape of influenza evolution, we need to be farsighted and forceful in optimizing pandemic response capacity.”

We believe low-dose oral interferon alpha will help people overcome pandemic influenza.  The present swine flu epidemic threatens to endanger millions of people.  The WHO predicted (May 7, 2009) that 2 billion people could be infected by this new swine flu.

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

Data from a Phase 2 clinical study at Texas Tech University shows that treatment with oral interferon leads to a rapid and significant reduction in the cough associated with idiopathic pulmonary fibrosis (IPF), resulting in improved quality of life.  Blinded, controlled studies in the US and Canada showed that oral interferon relieves chronic coughing in horses with COPD-like disease. We have 9 patents and 4 patents pending, including a patent pending for oral interferon treatment of chronic cough. Oral interferon treatment of cough is expected to improve quality of life of COPD patients.

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

Hepatitis C FDA Phase 2 (funded by Cytopharm)

CytoPharm, Inc., our licensee for Taiwan and China, will be launching a Phase 2, placebo-controlled, dose-ranging study of 165 hepatitis C virus-infected patients in Taiwan in the second quarter of 2009.  The study is designed to test the ability of oral interferon to reduce the virologic relapse rate of patients who have completed standard therapy with pegylated interferon plus ribavirin.  Results are expected by the end of 2010.

Behcet’s Disease - FDA Phase 2 completed

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

NOBEL ILAC SANAYII VE TICARET A.S. (“Nobel”), our licensee, completed a double-blind, placebo-controlled Phase 2 trial in Turkey in 2008 with 84 Behcet’s disease patients randomized out of an initial target of 90.  While safety was confirmed, no significant differences were found between the treatment groups with respect to the primary or secondary study endpoints.

Oral Warts in HIV+ Patients – FDA Phase 2 ongoing, funded by AMAR

Oral warts are lesions in the mouth caused by the human papillomavirus. The FDA has granted Orphan Drug Designation to us for interferon in the treatment of oral warts in HIV+ patients. In Phase 1/2 clinical studies of 36 HIV+ patients with multiple oral warts who were receiving highly active antiretroviral therapy (HAART), efficacy of oral interferon was observed when some subjects achieved a complete or nearly complete regression of their warts.

We have concluded enrollment of  a placebo-controlled, Phase 2  24-weekstudy. A total of 59 oral warts patients were enrolled at 10 active clinical sites.  Treatment of ongoing patients and collection of data will be completed  by the end of 2009. If the results of the current study are positive, a partner will be sought to fund further clinical development, which would include a Phase 3 trial to confirm safety and efficacy.

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

In 1981, HBL established the Fujisaki Institute to accelerate development of industrial methods for the production of biologics and to sponsor clinical trials for such products. In 1985, HBL built the Fujisaki Cell Center to support basic research. In 1987, HBL successfully accomplished the mass production of human cells in an animal host by producing human cells in hamsters. This made it possible to economically produce a natural form of human interferon alpha and other biologics. HBL also has developed and obtained patents for technology relating to the production of interferon  alpha-containing lozenges by which the stability of the interferon alpha activity can be maintained for up to 24 months at room temperature and up to five years if the product is refrigerated. We believe that the use of such lozenges gives it advantages over competitive technologies in terms of cost, taste and ease of handling. On March 13, 1992, we entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the “Development Agreement”). Such Development Agreement was subsequently amended on January 17, 1996; May 10, 1996; and September 7, 2001.  The current expiration date of the Development Agreement is March 12, 2011, at which time it will automatically renew for an additional three (3) years, unless the parties agree otherwise. Among other things, the Development Agreement provides us with a source of natural human interferon alpha for use in the Company’s interferon alpha-containing products.

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

Strategic Alliance with Cyto Biotech.  On February 6, 2009, we entered into a 15-year License and Supply agreement with Cyto Biotech, Inc. a Taipei, Taiwan animal health company.  Under the terms of the agreement, Cyto Biotech, will, at its sole expense and cost, conduct all clinical trials and studies and seek to obtain regulatory approvals in China, Taiwan, Thailand, the Philippines, Cambodia, Vietnam and Malaysia (“the Territory”), subject to the existing license and supply agreements with CytoPharm, Inc. and Bumimedic SDN. BHD., required for the commercial launch of our low dose oral interferon in the Territory for any animal and human health indications.

Cyto Biotech purchased common stock, included in the above issuances in Amarillo Biosciences stock; paid an initial license fee to us; and will pay a net royalty on low dose oral interferon sales.  In addition, the agreement calls for certain minimum royalty payments to be made.

Nutraceutical Product.   We sell anhydrous crystalline maltose (ACM) as Maxisal® to individuals and to pharmacies in the USA and to licensed distributors overseas. We seek to out-license Maxisal®.

Equity Funding.  In the first quarter of 2009, the Company sold 3,050,000 unregistered shares of common stock for $0.10 per share plus 3,050,000 3-year warrants with $0.20 exercise price and 500,000 unregistered shares of common stock for $0.10 per share plus 500,000 3-year warrants with $0.10 exercise price.  Net proceeds from the private placement stock sales totaled $320,000 after payment of $35,000 in commissions and finder’s fees.   A consultant purchased 62,500 shares at $0.08 per share for $5,000 cash.  Equity funding net of commissions and finder’s fees totaled $325,000.

Results of Operations for Quarter Ended March 31, 2009 and 2008:

Revenues.  During the quarter ended March 31, 2009, $132 from dietary supplement sales was generated compared to $888 for the quarter ended March 31, 2008, a decrease of $756 (85%).  During the quarter ended March 31, 2009, $782 sublicense fee was generated compared to no sublicense fee the quarter ended March 31, 2008.

Research and Development Expenses. Research and development expenses of $170,951 were incurred for the quarter ended March 31, 2009, compared to $215,892 for the quarter ended March 31, 2008, a decrease of $44,941 (21%).  The decrease was mostly from lower costs for oral warts in HIV+ patients Phase 2 clinical studies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $247,524 were incurred for the first quarter in 2009, compared to $403,684 for the first quarter of 2008, a decrease of $156,160 (39%).  Most of this decrease was from  $155,003 in lower public relations and investor relations costs.

Change in Fair Value of Derivative Instruments.  Change in fair value of derivative instruments was realized as a $124,724 operating expense in the first quarter of 2009 compared to zero in the first quarter of 2008.  Reclassification of the fair value for warrants with embedded features was not required by EITF 07-5 in 2008.

Non-cash Consulting Activities.  During the first quarter of 2009, no stock or stock options were issued to consultants. The Company recognized $74,048 of employee option expense in the first quarter of 2009.  During the first quarter of 2008, the Board of Directors authorized the issuance of 190,000 shares of common stock to consultants: 90,000 shares to CEOcast on February 26, 2008 ($27,900 fair value) and 100,000 shares to David Stewart on March 31, 2008 ($29,000 fair value).

The shares to David Stewart were issued in a 25,000 share portions on March 31 and are to be issued on June 30, September 30 and December 31 during fiscal 2008.  The Board of Directors also authorized the issuance of 50,000 options (fair value of $10,121) each to two consultants during the first quarter of 2008.  Non-cash consulting activities totaled $40,210 during the first three months of 2008.

Other Income.  During the three-month period ended March 31, 2009, $1,960 of  interest and other income was generated compared to $1,371 from interest and other income for the three-month period ended March 31, 2008, an increase of $589 (43%).

Net Loss.  As a result of the above, in the three-month period ended March 31, 2009, the Company's net loss was $563,596 compared to a net loss for the three-month period ended March 31, 2008 of $640,092.

Liquidity Needs:  On March 31, 2009, the Company had available $25,313 cash and had a working capital deficit (current assets less current liabilities) of approximately $3,790,000.  Current liabilities include two $1 million notes plus $594,904 of accrued interest owed to Hayashibara Biochemical Laboratories, Inc. (HBL), the Company’s largest shareholder.   Accrued payroll and vacation expenses owed mostly to officers is $251,611.  Reclassification of warrants with imbedded features into $782,804 of liabilities is also included in the working capital deficit.  That leaves approximately $160,000 of accounts payables and accrued expenses in the working capital deficit.

Assuming there is no decrease in current accounts payable, and accounting for various one–time expenses, the Company’s negative cash flow for operating activities plus equipment purchases and patent filings, the Company’s cash burn rate is approximately $104,000 per month.  The Company's continued losses and lack of liquidity raise substantial doubt about whether the Company is able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain license and milestone fees, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2009 Plan.  The Company is currently pursuing potential investors for funding.  In addition, the Company is also pursuing potential pharmaceutical partners to provide upfront license fee payments and funding for clinical studies.  There can be no assurance that private placement funding or pharmaceutical partner funding will become available.

Forward-Looking Statements: Certain statements made in this Plan of Operations and elsewhere in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, achievements, costs or expenses and may contain words such as "believe," "anticipate," "expect," "estimate," "project," "budget," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K and include among others the following: promulgation and implementation of regulations by the U.S. Food and Drug Administration ("FDA"); promulgation and implementation of regulations by foreign governmental instrumentalities with functions similar to those of the FDA; costs of research and development and clinical trials, including without limitation, costs of clinical supplies, packaging and inserts, patient recruitment, trial monitoring, trial evaluation and publication; and possible difficulties in enrolling a sufficient number of qualified patients for certain clinical trials. The Company is also dependent upon a broad range of general economic and financial risks, such as possible increases in the costs of employing and/or retaining qualified personnel and consultants and possible inflation which might affect the Company's ability to remain within its budget forecasts. The principal uncertainties to which the Company is presently subject are its inability to ensure that the results of trials performed by the Company will be sufficiently favorable to ensure eventual regulatory approval for commercial sales, its inability to accurately budget at this time the possible costs associated with hiring and retaining of additional personnel, uncertainties regarding the terms and timing of one or more commercial partner agreements and its ability to continue as a going concern.

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

    ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk.

We may not be able to adequately protect and maintain our intellectual property.  Our success will depend in part on our ability to protect and maintain our patents, intellectual property rights and licensing arrangements for our products and technology.  We currently own three patents and license seven  patents.  No assurance can be given that such licenses or rights used by us will not be challenged, infringed or circumvented or that the rights granted thereunder will provide competitive advantages to us. Furthermore, there can be no assurance that we will be able to remain in compliance with our existing or future licensing arrangements. Consequently, there may be a risk that licensing arrangements are withdrawn with no penalties to the licensee or compensation to us.

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

We are dependant on funding from private placements of stock.  Our sales revenue, sublicense fees and royalty income are negligible compared to expenses.  Our primary focus is to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect significant sales or royalty revenue in the near term as Phase 2 and Phase 3 clinical studies must be completed before a NDA (New Drug Application) may be submitted to the FDA.  We operate at a net loss and current liabilities exceed current assets by approximately $3,790,000.  Most of the difference between current assets and current liabilities is the amount owed to HBL for two $1 million notes plus $594,904 of accrued interest; $251,611 of accrued payroll and vacation expenses owed mostly to officers; and $782,804 from the reclassification of warrants with imbedded features into liabilities.  See a detailed discussion of the HBL notes in Note 6 (“Notes Payable”) to Financial Statements under Part I, Item 1, above.

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

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern. Our Independent Registered Public Accountants have added an explanatory paragraph to their audit  reports issued in connection with our consolidated financial statements which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern. We have experienced net losses of $1,225,989 for the three months ended March 31, 2008 and $563,596 for the three months ended March 31, 2009.  In addition, as of December 31, 2008 we had an accumulated deficit of $32,881,685. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are unable to generate profits and if we to continue to be unable to obtain financing to meet our working capital requirements, we will have to cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability.

Risk Relating to Our January 2008 Financing Arrangement.  There are 13,320,000 shares underlying our warrants related to our January 2008 financing arrangement that may be available for future sale and the sale of these shares may depress the market price of our common stock.  In addition the warrants have an anti-dilution ratchet feature that could cause the number of warrants to increase and the exercise price to decrease if we should have any non exempt stock, option or warrant issuances less the $0.10 per share.  As of March 31, 2009, we had 41,610,146 shares of common stock issued and outstanding plus 27,792,412 shares reserved for options and warrants which includes the above January 2008 warrants.

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

Future sales of a significant number of shares of our common stock by existing stockholders may lower the price of our common stock, which could result in losses to our stockholders.  We estimate there that are approximately 22,000,000 restricted shares outstanding which, upon becoming freely tradable under Rule 144 or 144(k) of the Securities Exchange Act of 1934, may lower the price of our common stock.

    ITEM 4.                      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2009. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There were no significant changes in internal controls over financial reporting during the first quarter of 2009.

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

During the first quarter of 2009, we sold 3,550,000 restricted shares of common stock at $0.10 per share with 3,550,000 three year warrants exercisable at $0.10 - $0.20 per share (private placements) to four investors, generating net proceeds of $320,000 in cash after $35,000 of commissions and finder fees were paid.  Also, a consultant purchased 62,500 shares of common stock at $0.08 per share (Directors, Officers, Consultants Plan), generating $5,000 in cash.

During the first quarter of 2009, officers were paid 1,407,905 shares of common stock at $0.05 - $0.08 per share in lieu of salaries (Directors, Officers, Consultants Plan).  Also, consultants were paid 636,364 shares of common stock at $0.055 per share in lieu of services (Directors, Officers, Consultants Plan).   Salaries and services paid in stock totaled $140,846.

	Date (2009)	Shares of Common Stock		Purchaser	Discount*
		Issue Price	Number		Per Share	Total
1	January 9 **	$.10	5,000	JoLynn Carney	$0	$0
2	February 5.08		62,500	Katsuaki Hayashibara	0	0
3	February 13 ***	.10	3,000,000	Cyto Biotech	0	0
4	February 20.08		134,984	Dr. Joseph Cummins	0	0
5	February 20.08		100,510	Dr. Gary Coy	0	0
6	February 20.08		969,835	Dr. Peter Mueller	0	0
7	March 1 ****	.10	250,000	Paul Tibbits	0	0
8	March 1 ****	.10	250,000	Marian Tibbits	0	0
9	March 12.0465		116,116	Dr. Joseph Cummins	0	0
10	March 12.0465		86,460	Dr. Gary Coy	0	0
11	March 25.055		318,182	Alicia Browner	0	0
12	March 25.055		318,182	Richard Tieken	0	0

*Discounts were calculated based on the closing price of the last transaction on each date.

** The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.20 per share.  The stock closing price on January 9, 2009 was $0.07 per share.

*** The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.20 per share.  The stock closing price on February 13, 2009 was $0.065 per share.

**** The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share.  The stock closing price on March 1, 2009 was $0.07 per share.

ITEM 3.	Defaults Upon Senior Securities.

None, other than set forth in Note 6 to Financial Statements, “Notes Payable”, under Part I, Item 1, above, regarding non-payment of the HBL Notes.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM.5.	Other Information

None

ITEM 6.	Exhibits.

10.67(12)
License and Supply Agreement Between Cyto Biotech, Inc. and Amarillo Biosciences, Inc.  (12)The Exhibit is incorporated by reference to the Company’s Report on Form 8-K filed with the SEC on February 26, 2009.

10.68	Addendum dated February 20, 2009 to the License and Supply Agreement dated February 6, 2009, between Cyto Biotech, Inc. and the Company

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  AMARILLO BIOSCIENCES, INC.

Date: May 15, 2009	By: /s/ Joseph M. Cummins
Joseph M. Cummins
President and Chief Executive Officer

Date: May 15, 2009	By: /s/ Gary W. Coy
Gary W. Coy
Vice President and Chief Financial Officer