Form 10-Q
period 2009-06-30
AMARILLO BIOSCIENCES INC
filed 2009-08-12
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of  June 30, 2009 there were 44,533,178 shares of the issuer's common stock and no shares of the issuer’s preferred stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Amarillo Biosciences, Inc.
Balance Sheets
	June 30, 2009	December 31, 2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$3,844	$10,853
Other current assets	12,935	12,813
Total current assets	16,779	23,666
Property, equipment, and software, net	6,285	9,575
Patents, net	119,205	126,828
Total assets	$142,269	$160,069

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$389,812	$511,236
Accrued interest - related party	617,281	572,773
Accrued expenses – related party	54,369	53,971
Derivative liabilities	2,679,459	-
Notes payable - related party	2,000,000	2,000,000
Total current liabilities	5,740,921	3,137,980
Total liabilities	5,740,921	3,137,980

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares – 0 at June 30, 2009 and 0 at December 31, 2008,	-	-
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 44,533,178 at June 30, 2009 and 35,953,377 at December 31, 2008	445,332	359,534
Additional paid-in capital	29,299,256	28,322,564
Accumulated deficit	(35,343,240)	(31,660,009)
Total stockholders' deficit	(5,598,652)	(2,977,911)
Total liabilities and stockholders’ deficit	$142,269	$160,069

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations - Unaudited

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenues:
Dietary supplement sales	$96	$396	$228	$1,284
Sublicense fee revenue	13	30,000	795	30,000
Total revenues	109	30,396	1,023	31,284
Cost of revenues:
Product sales	28	136	54	437
Sublicense fee revenues	7	14,990	397	14,990
Total cost of revenue	35	15,126	451	15,427
Gross Margin	74	15,270	572	15,857

Operating expenses:
Research and development expenses	108,986	129,724	279,937	345,616
Selling, general and administrative expenses	434,564	400,301	682,088	803,985
Total operating expenses	543,550	530,025	962,025	1,149,601

Operating loss	(543,476)	(514,755)	(961,453)	(1,133,744)

Other income (expense)
Change in fair value of derivative instruments	(1,867,012)	-	(1,991,736)	-
Interest expense	(22,855)	(22,482)	(45,710)	(44,956)
Interest and other income	1,431	1,325	3,391	2,696
Net loss	(2,431,912)	(535,912)	(2,995,508)	(1,176,004)

Deemed dividend for beneficial conversion feature	-	-	-	(562,841)
Dividend on preferred stock	-	(25,000)	-	(48,056)
Net loss applicable to common shareholders	$(2,431,912)	$(560,912)	$(2,995,508)	$(1,786,901)

Basic and diluted net loss per share	$(0.05)	$(0.02)	$(0.07)	$(0.06)

Weighted average shares outstanding	43,411,139	29,817,431	40,891,257	29,662,750

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows - Unaudited

	Six months ended June 30,
	2009	2008

Net cash used in operating activities	$(558,180)	$(846,389)

Cash from investing activities:
Purchases of equipment and software	-	(980)
Patent expenditures	(858)	(12,325)
Net cash used in investing activities	(858)	(13,305)

Cash from financing activities:
Proceeds from sale of convertible preferred stock	-	793,793
Proceeds from sale of common stock	552,029	25,000
Net cash provided by financing activities	552,029	818,793

Net decrease in cash	(7,009)	(40,901)
Cash and cash equivalents at beginning of period	10,853	47,184
Cash and cash equivalents at end of period	$3,844	$6,283
Supplemental disclosure of cash flow information
Cash paid for interest	$1,201	$200,202
Cash paid for income taxes	$-	$-
Non cash transactions
Deemed dividend for beneficial conversion feature of preferred stock	$-	$562,841
Stock dividend to preferred shareholders	$-	$48,056

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.

Notes To Financial Statements - Unaudited

1.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.

2.
Financial Condition. Our viability as a company is dependent upon successful commercialization of products resulting from its research and product development activities. We plan on working with commercial development partners in the United States and in other parts of the world to provide the necessary sales, marketing and distribution infrastructure to successfully commercialize the interferon alpha product for both human and animal applications.  Our products will require significant additional development, laboratory and clinical testing and investment prior to obtaining regulatory approval to commercially market our product(s). Accordingly, for at least the next few years, we will continue to incur research and development and general and administrative expenses and may not generate sufficient revenues from product sales or license fees to support its operations.

The Company continues to pursue a broad range of financing alternatives to improve its financial condition. These alternatives may include the sale or issuance of a substantial amount of common stock, common stock warrants or stock options. These financing alternatives could require an increase in the number of authorized shares of the Company’s common stock and result in significant dilution to existing shareholders and, possibly, a change of control of the Company.

3.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On June 30, 2009, a total of 74,735,724 shares of common stock were either outstanding (44,533,178) or (30,202,546) for issuance upon exercise of options and warrants.  Common stock issuances in the first and second quarters of 2009 are as follows:

Common Stock Issued in Q1 2009	Shares	Issue Price	Net Price
Private placements – cash	3,550,000	$0.10	$320,000
Directors, officers, consultants plan – cash	62,500	0.08	5,000
Directors, officers, consultants plan – salaries	1,407,905	0.05-0.08	105,846
Directors, officers, consultants plan – services	636,364	0.06	35,000
Total Common Stock Issued in Q1 2009	5,656,769	$0.05-0.10	$465,846

Finders’ fees totaled $35,000 during the first quarter of 2009.  Net price above reflects net proceeds after finders’ fees are deducted.  Private placement stock issued during the first quarter of 2009 included 100% warrant coverage (3,550,000 warrants) with $0.10 – $0.20 exercise price and 3-year term.

Common Stock Issued in Q2 2009	Shares	Issue Price	Net Price
Private placements – cash	2,320,290	$0.10	$227,029
Exercise of cashless warrants	183,375	0.10	-
Directors, officers, consultants plan – salaries	419,367	0.10	41,937
Total Common Stock Issued in Q2 2009	2,923,032	$0.10	$268,966

Finders’ fees totaled $5,000 during the second quarter of 2009.  Net price above reflects net proceeds after finders’ fees are deducted.  2,280,000 shares of the private placement stock issued during the second quarter of 2009 included 100% warrant coverage (2,280,000 warrants) with $0.10 exercise price and 3-year term.

4.
Common Stock Options.  We recognized $137,852 of employee options expense, related to previously issued options during the first six months ended June 30, 2009.  The remaining cost expected to be recognized if these options vest is $259,893.

The 2009A Officers, Directors, Employees and Consultants Non-Qualified Stock Option Plan was adopted on April 28, 2009 by the Board of Directors.   We recognized $166,558 for  1,600,000 stock options approved by the Plan Committee and granted to officers, directors and employees on April 30, 2009.  The options vest immediately with three-year term and $0.125 exercise price.

The Plan Committee approved the grant of 400,000 options to Dr. Steve Chen, a Director, on June 4, 2009 for his work with Cyto Biotech and CyotPharm on behalf of the Company.  We recognized $23,268 for 200,000 options that vested immediately with 3 year term.  The remaining 200,000 options vest if the Company receives $50,000 of royalty payments from South American sales by Cyto Biotech within four years.

5.
Common Stock Warrants.     During the first quarter of 2009, 3,550,000 warrants were issued in connection with private placement sales of 3,550,000 shares of stock.  The 3-year warrants are exercisable from $0.10 to $0.20 per share.  During the second quarter of 2009, 2,280,000 warrants were issued in connection with private placement sales of 2,280,000 shares of stock.  The 3-year warrants are exercisable at $0.10 per share.

Warrant holders exercised 45,157, 226,440 and 123,559 cashless warrant shares with $0.10 exercise price on May 28, 2009, June 11 and June 15, 2009 respectively.  20,000, 103,375 and 60,000 net shares of common stock were issued, respectively.

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

The binomial Black-Scholes pricing model was used to calculate the value of the warrants.  In the binomial model, the most likely price which will trigger the anti-dilution ratchet and the most likely price that will not trigger the anti-dilution ratchet are given estimated probabilities for occurrence.  The probability of private placement issuances triggering a reset at the closing stock price on January 1 was estimated as 50%.  The probability of not triggering the reset at $0.10 per share was also estimated as 50%.  Valuation consists of 50% of the Black-Scholes value for each probable occurrence. The Black-Scholes option-pricing model was utilized with the following  assumptions: dividend yield 0.0%, expected volatility of 138% ,  risk-free interest rate of 0.76% and expected life of approximately 2 years.   The valuation for the 13.92 million warrants with embedded features was $687,723 on January 1, 2009.  The $687,723 was reclassified from the retained earnings account to the derivative liabilities account on January 1, 2009 as the cumulative effect of the change in accounting principle.

The binomial Black-Scholes pricing model was used similar to the valuations above to calculate the fair value of the warrants with embedded features on June 30, 2009.  The probability of not triggering the reset at $0.10 per share was estimated as 50%.  The probability of private placement issuances triggering a reset at the closing stock price on March 31, 2009 ($0.06) was also estimated as 50%. The Black-Scholes option-pricing model was utilized with the following assumptions: dividend yield 0.0%, expected volatility 181.26%, risk free interest rate 1.11%, and expected life of  approximately 2 years.  The valuation for the 13.92 million warrants less 395,157 warrants exercised was $2,679,459 on June 30, 2009.  The derivative loss for the first six months of 2009 was $1,991,736.

   6.  Notes Payable - Related Party.  Two $1,000,000 notes are payable under an unsecured loan agreement with Hayashibara Biochemical Laboratories, Inc. (“HBL”), a major stockholder, dated July 22, 1999.  Although we are currently in default of the notes, HBL has not demanded payment.

   7.  Line of Credit.   We have a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent.  There was an outstanding balance on June 30, 2009 of $1,585 which is included in accounts payable.

   8.  License and Sublicense Agreements.  During the first quarter of 2009, a $782 license fees was received.  A $390 sublicense fee payable to HBL was recorded in the first quarter of 2009.  A $7,500 minimum cash royalty fee payable to Texas A&M University System was recorded in the first quarter of 2009.  During the second quarter of 2009, a $13 license fee was received.  A $7 sublicense fee payable to HBL was recorded in the second quarter of 2009.

On February 6, 2009, we entered into a 15-year License and Supply agreement with Cyto Biotech, Inc. a Taipei, Taiwan animal health company.   Cyto Biotech purchased common stock, included in the above first quarter 2009 issuances in Amarillo Biosciences; paid an initial license fee; and will pay a royalty on low dose oral interferon sales.

   9.  Employment Contract.  On May 31, 2009, Dr. Peter R. Mueller resigned as Chief Operating Officer and Director of Research.  The Company currently has no plan to replace Dr. Mueller.

 10.  Related Party Transactions.  The Company engaged the law firm of Underwood, Wilson, Berry, Stein and Johnson  P.C. of which Mr. Morris is a shareholder.  Mr. Morris is also the Secretary of the Company.  During the six months ended June 30, 2009 the Company incurred approximately $22,158 of legal fees from this law firm.  During the first quarter of 2009, Dr. Steve Chen, Director, referred the Company to Cyto Biotech and collected a $30,000 finder’s fee for the $300,000 stock purchase by Cyto Biotech.  During the second quarter of 2009,  the Plan Committee approved the grant of 400,000 options to Dr. Chen on June 4, 2009 for his work with Cyto Biotech and CyotPharm on behalf of the Company.  We recognized $23,268 for 200,000 options that vested immediately with 3 year term.  The remaining 200,000 options vest if the Company receives $50,000 of royalty payments from South American sales by Cyto Biotech within four years.

 11.  Subsequent Events.  Since June 30, 2009, the Company sold 350,000 unregistered shares of common stock for $0.10 per share together with 350,000 warrants with 3-year term and exercisable at $0.10 per share.  Net proceeds totaled $32,000.  A broker was paid $3,000.

The company granted 100,000 shares of common stock to a consultant on July 1, 2009.  The shares will be issued in 25,000 share proportions over four quarters.

Three warrant holders exercised 775,440 cashless warrant shares with $0.10 exercise price and received 430,602 net shares of common stock on August 3, 2009.

Effective July 1, 2009 Joe Cummins’ employment contract was amended to reflect employment with USDA, continued full-time employment at the Company with all benefits remaining in force and payment of salary in stock.

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

Company Goal – FDA Approval and Commercialization of Oral Interferon.
Amarillo Biosciences, Inc. (OTCBB: AMAR), is the world leader in the development of low-dose interferon for oral delivery and is conducting Phase 2 clinical studies testing oral interferon in animal and human diseases. We have changed our focus from Orphan Diseases (small markets) to treatment of diseases with large markets to attract large pharma partners.  Our funding strategy is to seek private placement and partner funding  to complete Phase 2 clinical studies for influenza,  chronic cough in COPD patients, and hepatitis C; then seek large pharma partners to fund and help with the regulatory approval process in the US and Europe.  We believe that our technology and the large billion dollar markets for these disease indications will attract global pharma partners sometime next year.

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

Influenza/Cold FDA Phase 2 Study (mostly funded by Australian government)
The University of Western Australia has reached full enrollment in a Phase 2 clinical study of oral interferon as prevention/treatment of respiratory illnesses, including influenza.   We provided the study drug, electronic data collection service, and US regulatory support for the study.  A total of 200 healthy volunteers have been enrolled to take oral interferon or placebo lozenges once daily for 16 weeks, with an additional 4 weeks of untreated observation. Once per week, the study volunteers will submit a report detailing the severity of any cold/flu symptoms experienced, any medications taken, number of days of work missed, etc.  The aim of the study is to determine whether the volunteers who take oral interferon experience fewer respiratory illnesses and/or less severe symptoms during the winter cold/flu season in Australia (June-September).  Final results of the study are expected to be available before the end of the year.

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

Hepatitis C FDA Phase 2 (funded by Cytopharm)
CytoPharm, Inc., our licensee for Taiwan and China, has started a Phase 2, placebo-controlled, dose-ranging study of 165 hepatitis C virus-infected patients in Taiwan.  The study is designed to test the ability of oral interferon to reduce the virologic relapse rate of patients who have completed standard therapy with pegylated interferon plus ribavirin.  Results are expected by the end of 2010.

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

We have concluded enrollment of a Phase 2 placebo-controlled, 24-weekstudy. A total of 59 oral warts patients were enrolled at 10 clinical sites.  Treatment of ongoing patients and collection of data will be completed  by the end of 2009. If the results of the current study are positive, a partner will be sought to fund further clinical development, which would include a Phase 3 trial to confirm safety and efficacy.

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

Equity Funding.  In the first quarter of 2009, the Company sold 3,050,000 unregistered shares of common stock for $0.10 per share plus 3,050,000 3-year warrants with $0.20 exercise price and 500,000 unregistered shares of common stock for $0.10 per share plus 500,000 3-year warrants with $0.10 exercise price.  Net proceeds from private placement stock sales totaled $320,000 after payment of $35,000 in commissions and finder’s fees.   A consultant purchased 62,500 shares at $0.08 per share for $5,000 cash.  Equity funding net of commissions and finder’s fees totaled $325,000.

In the second quarter of 2009, the Company sold 2,320,290 unregistered shares of common stock for $0.10 per share plus 2,280,000 3-year warrants with $0.10 exercise price.  Net proceeds from private placement stock sales totaled $227,029 after payment of $5,000 in finder’s fees.  An officer was paid 419,367 shares of common stock in lieu of $41,937 of salary.  Two investment bankers exercised 395,156 cashless warrants at $0.10 per share and received 183,375 shares of common stock.

Results of Operations for Quarter Ended June 30, 2009 and 2008:

Revenues.  During the quarter ended June 30, 2009, $96 from dietary supplement sales was generated compared to $396 for the quarter ended June 30, 2008, a decrease of $300 or 76%.  During the quarter ended June 30, 2009, $13 sublicense fee was generated compared to a $30,000  sublicense fee the quarter ended June 30, 2008, a decrease of $29,987.

Research and Development Expenses. Research and development expenses of $108,986 were incurred for the quarter ended June 30, 2009, compared to $129,724 for the quarter ended June 30, 2008, a decrease of $20,828 (16%).

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $434,564 were incurred for the second quarter in 2009, compared to $400,301 for the second quarter of 2008, an increase of $34,263 (9%).

Change in Fair Value of Derivative Instruments.  Change in fair value of derivative instruments was realized as a $1,867,012 operating expense in the second quarter of 2009 compared to zero in the second quarter of 2008.  Reclassification of the fair value for warrants with embedded features was not required by EITF 07-5 in 2008.

Non-cash Consulting Activities. During the second quarter of 2009 no shares were issued to a consultant.  During the second quarter of 2008, the Board of Directors authorized 25,000 shares to be issued to a consultant ($5,500 fair value) and 40,000 shares plus 80,000 warrants to be issued to a consultant ($20,722) fair value. The Board of Directors also authorized the issuance of 12,500 options each to two consultants ($5,061 fair value) in the second quarter of 2008.

Interest and Other Income.  During the second quarter of 2009, $1,431 of interest and other income was generated compared to $1,325 other income in the second quarter of 2008, an increase of $106.

Net Loss.  The Company's net loss for the second quarter of 2009 was $2,431,912 compared to a net loss of $535,912 for the second quarter of 2008, an increase of $1,896,000 (354%).  This was mostly a result of the $1,867,012 change in fair value of derivatives recorded for the second quarter of 2009.

Recognition of the change in fair value for derivatives was not required by EITF 07-5 in 2008. A $25,000 preferred stock dividend was recognized during the second quarter of 2008 which increased the net loss applicable to common shareholders to $560,912.

Results of Operations for the Six Months Ended June 30, 2009

Revenues.  During the six month period ended June 30, 2009, $228 from dietary supplement sales was generated compared to dietary supplement sales for the six-month period ended June 30, 2008, of $1,284, a decrease of $1,056 or approximately 82%.  During the six-month period ended June 30, 2009 a $795 of sublicense fees were generated compared to a $30,000 sublicense fee for the six month period ended June 30, 2008, a $29,205 decrease or approximately 97%.

Research and Development Expenses. Research and development expenses of $279,937 were incurred for the six month period ended June 30, 2009, compared to $345,616 for the six month period ended June 30, 2008, a decrease of $65,679 (9%).   Clinical costs for oral warts in HIV+ patients decreased $117,764 in the first six months of 2009 compared to the first six months of 2008 since enrollment was completed.  Clinical costs for influenza increased $39,403 higher the first six months of 2009 compared to the first six months of 2008 because enrollment started in 2009 for the cold and influenza study in Australia.  Clinical costs for hepatitis C increased $13,318 during the first six months of 2009 compared to the first six months of 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $682,088 were incurred for the six-month period ended June 30, 2009, compared to $803,985 for the six-month period ended June 30, 2008, a decrease of $121,897 (15%).  Black-Scholes option expenses for employees and directors were $205,886 higher (26%) in the first six months of 2009 than the first six months of 2008.   Public relations and investor relations expenses were $236,456 lower (29%) in the first six month of 2009 than the first six months of 2008.  Public relations/investor relations, travel, accounting, license fees and fund raising were $58,909 (7%) lower in the first six months of 2009 than in the first six months of 2008.

Non-cash Consulting Activities.  During the first six months of 2009, no stock or stock options were issued to consultants. The Company recognized $137,852 of employee option expense in the first six months of 2009.  During the first six months of 2008, the Board of Directors authorized the issuance of 230,000 shares of common stock to consultants ($61,372 fair value).  The Board of Directors also authorized the issuance of 50,000 options each to two consultants, Dr. Kimball Austin Miller and Dr. Elaine King Miller. Portions of 12,500 Options each vested on March 31, 2008, June 30, 2008, September 30 and December 31 during fiscal 2008.  As of June 30, 2008, $10,121 of expense was recognized from the Miller options.

Interest and Other Income.   During the six-month period ended June 30, 2009, $3,391 of interest and other income was generated compare to $2,696 in the six-month period ended June 30, 2008, an increase of $695.

Net Loss.  As a result of the above, in the six-month period ended June 30, 2009, the Company's net loss was $2,995,508 compared to a net loss for the six-month period ended June 30, 2008 of $1,176,004, an increase of $1,819,504 (155%).  The increase in net loss was mostly attributable to a $1,991,736 change in fair value of derivatives recorded for the six-month period ended June 30, 2009.  Recognition of the change in fair value for derivatives was not required by EITF 07-5 in 2008.  A $562,841 deemed dividend for the conversion feature of preferred stock and $48,056 of preferred dividends were recognized during the first six months of 2008 which increased the net loss applicable to common shareholders to $1,786,901.

Liquidity Needs:  On June 30, 2009, the Company had available $3,844 cash and had a working capital deficit (current assets less current liabilities) of $5,724,142.  This includes $2,679,459 of non-cash derivative liabilities for warrants with embedded derivatives.  Current liabilities include two $1 million notes, $617,281 of accrued interest and $54,369 of accrued expense owed to Hayashibara Biochemical Laboratories, Inc. (HBL), the Company’s largest shareholder.   Accrued payroll and vacation expenses owed mostly to officers are $249,286.

Assuming there is no decrease in current accounts payable, and accounting for various one–time expenses, the Company’s negative cash flow for operating activities plus equipment purchases and patent filings, the Company’s cash burn rate is approximately $93,000 per month.  The Company's continued losses and lack of liquidity raise substantial doubt about whether the Company is able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain license and milestone fees, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2009 Plan.  The Company is currently pursuing potential investors for funding.  In addition, the Company is also pursuing potential pharmaceutical partners to provide upfront license fee payments and funding for clinical studies.  There can be no assurance that private placement funding or pharmaceutical partner funding will become available.

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

We are dependant on funding from private placements of stock.  Our sales revenue, sublicense fees and royalty income are negligible compared to expenses.  Our primary focus is to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect significant sales or royalty revenue in the near term as Phase 2 and Phase 3 clinical studies must be completed before a NDA (New Drug Application) may be submitted to the FDA.  We operate at a net loss and current liabilities exceed current assets by $5,724,142.  The working capital deficit includes two $1 million notes, $617,281 of accrued interest and $54,369 of accrued expenses owed to our largest shareholder (HBL); $249,286 of accrued payroll and vacation expenses owed mostly to officers; and $2,679,459 of non-cash derivative liabilities for warrants with embedded derivatives.   The remaining working capital deficit of approximately $170,000 consists of accounts payable and accrued expenses.  See a detailed discussion of the HBL notes in Note 6 (“Notes Payable”) to Financial Statements under Part I, Item 1, above.

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

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern. Our Independent Registered Public Accountants have added an explanatory paragraph to their audit  reports issued in connection with our consolidated financial statements which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern. We have experienced net losses of $1,176,004 for the six months ended June 30, 2008 and $2,995,508 for the six months ended June 30, 2009.  In addition, as of June 30, 2009 we had an accumulated deficit of $35,343,240. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are unable to generate profits and if we to continue to be unable to obtain financing to meet our working capital requirements, we will have to cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability.

Risk Relating to Our January 2008 Financing Arrangement.  There are 13,524,844 shares underlying our warrants related to our January 2008 financing arrangement that may be available for future sale and the sale of these shares may depress the market price of our common stock.  In addition the warrants have an anti-dilution ratchet feature that could cause the number of warrants to increase and the exercise price to decrease if we should have any non exempt stock, option or warrant issuances less the $0.10 per share.  As of June 30, 2009, we had 44,533,178 shares of common stock issued and outstanding plus 30,202,546 shares reserved for options and warrants which includes the above January 2008 warrants.

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

Future sales of a significant number of shares of our common stock by existing stockholders may lower the price of our common stock, which could result in losses to our stockholders.  We estimate there that are approximately 25,000,000 restricted shares outstanding which, upon becoming freely tradable under Rule 144 or 144(k) of the Securities Exchange Act of 1934, may lower the price of our common stock.

The Company continues to pursue a broad range of financing alternatives to improve its financial condition. These alternatives may include the sale or issuance of a substantial amount of common stock, common stock warrants or stock options. These financing alternatives could require an increase in the number of authorized shares of the Company’s common stock and result in significant dilution to existing shareholders and, possibly, a change of control of the Company.

ITEM 4.                      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2009. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There were no changes in internal controls over financial reporting during the second quarter of 2009.

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

During the second quarter of 2009, we sold 2,280,000 restricted shares of common stock at $0.10 per share with 2,280,000 three year warrants exercisable at $0.10 per share (private placements) to five investor, generating $223,000 after $5,000 of commissions and finder’s fees were paid.  We sold 40,290 shares at $0.10 per share to Bumimedic, a licensee, generating $4,029.

During the second quarter of 2009, an officer was paid 419,367 shares of common stock at $0.10 per share in lieu of salaries (Directors, Officers, Consultants Plan).  Two warrant holders exercised 395,156 cashless warrants at $0.10 per share and received183,375 shares of common stock.

	Date (2009)	Shares of Common Stock		Purchaser	Discount[1]
		Issue Price	Number		Per Share	Total
1	January 9[2]	$.10	50,000	Jo Lynn Carney	$0	$0
2	February 5.08		62,500	Katsuaki Hayashibara	0	0
3	February 13[3]	.10	3,000,000	Cyto Biotech	0	0
4	February 20.08		134,984	Dr. Joseph Cummins	0	0
5	February 20.08		100,510	Dr. Gary Coy	0	0
6	February 20.08		969,835	Dr. Peter Mueller	0	0
7	March 1[4]	.10	250,000	Paul Tibbits	0	0
8	March 1[4]	.10	250,000	Marian Tibbits	0	0
9	March 12.0465		116,116	Dr. Joseph Cummins	0	0
10	March 12.0465		86,460	Dr. Gary Coy	0	0

11	March 25.055		318,182	Alicia Browner	0	0
12	March 25.055		318,182	Richard Tieken	0	0
13	April 27[5]	.10	150,000	Griffin Family Trust	.045	6,750
14	April 29[6]	.10	10,000	Stacy Barnett	.075	750
15	April 30.10		40,290	Bumimedic	.025	1,007
16	April 30[7]	.10	500,000	Paul Tibbits	.025	12,500
17	May 1[8]	.10	1,000,000	Cheryl Ulie	.03	30,000
18	May 5[9]	.10	500,000	Robert Barnett	0	0
19	May 5[9]	.10	100,000	Noelle Gehm	0	0
20	May 6.10		419,367	Dr. Peter Mueller	0	0
21	May 11[10]	.10	20,000	Adam Cabibi	.02	400
22	June 11[10]	.10	103,375	Biomed Cap, LLC	.08	8,270
23	June 12[10]	.10	60,000	Adam Cabibi	.05	3,000
24	June 30[11]	.10	20,000	Shirley Ritschel	.07	1,400

        1. Discounts were calculated based on the closing price of the last transaction on each date.
2. The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.20 per share. The stock closing price on January 9, 2009 was $0.07 per share.
3. The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.20 per share. The stock closing price on February 13, 2009 was $0.065 per share.
4. The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on March 1, 2009 was $0.07 per share.
5. The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on April 27, 2009 was $0.145 per share.
6. The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on April 29, 2009 was $0.175 per share.
7. The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on April 30, 2009 was $0.125 per share.
8. The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on May 1, 2009 was $0.13 per share.
9. The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on May 5, 2009 was $0.095 per share.
     10. Two warrant holders exercised 395,156 cashless warrants at $0.10 per share and received 183, 375 shares of common stock.
     11. The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share.  The stock closing price on May 30, 2009 was $0.17 per share.

ITEM 3.	Defaults Upon Senior Securities.
None, other than set forth in Note 6 to Financial Statements, “Notes Payable”, under Part I, Item 1, above, regarding non-payment of the HBL Notes.

ITEM 4.	Submission of Matters to a Vote of Security Holders.
None.

ITEM.5.	Other Information
None

ITEM 6.	Exhibits.
None

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  AMARILLO BIOSCIENCES, INC.

Date: August 12, 2009	By: /s/ Joseph M. Cummins
                                Joseph M. Cummins
                                President and Chief Executive Officer

Date: August 12, 2009	By: /s/ Gary W. Coy
                                Gary W. Coy
                                Vice President and Chief Financial Officer