Form 10-Q
period 2009-09-30
AMARILLO BIOSCIENCES INC
filed 2009-11-13
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 10, 2009 there were 47,853,191 shares of the issuer's common stock and no shares of the issuer’s preferred stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Amarillo Biosciences, Inc.
Balance Sheets
	September 30, 2009	December 31, 2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$39,975	$10,853
Other current assets	14,271	12,813
Total current assets	54,246	23,666
Property, equipment, and software, net	5,188	9,575
Patents, net	124,586	126,828
Total assets	$184,020	$160,069

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$420,964	$511,236
Accrued interest - related party	639,904	572,773
Accrued expenses – related party	78,360	53,971
Derivative liabilities	3,424,372	-
Notes payable - related party	2,000,000	2,000,000
Total current liabilities	6,563,600	3,137,980
Total liabilities	6,563,600	3,137,980

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares – 0 at September 30, 2009 and 0 at December 31, 2008,	-	-
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 47,147,196 at September 30, 2009 and 35,953,377 at December 31, 2008	471,472	359,534
Additional paid-in capital	29,582,308	28,322,564
Accumulated deficit	(36,433,360)	(31,660,009)
Total stockholders' deficit	(6,379,580)	(2,977,911)
Total liabilities and stockholders’ deficit	$184,020	$160,069

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations - Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues:
Dietary supplement sales	$36	$234	$264	$1,518
Sublicense fee revenue	48,000	30,000	48,795	60,000
Total revenues	48,036	30,234	49,059	61,518
Cost of revenues:
Product	21	104	75	540
Sublicense fees	24,009	14,991	24,407	29,981
Total cost of revenues	24,030	15,095	24,482	30,521
Gross Margin	24,006	15,139	24,577	30,997

Operating expenses:
Research and development	110,032	42,398	389,969	388,014
Selling, general and administrative	235,484	281,113	917,572	1,085,098
Total operating expenses	345,516	323,511	1,307,541	1,473,112

Operating loss	(321,510)	(308,372)	(1,282,964)	(1,442,115)

Other income (expense)
Change in fair value of derivative instruments	(744,913)	-	(2,736,649)	-
Interest expense	(23,697)	(23,568)	(69,406)	(68,524)
Interest and other income	-	-	3,391	2,696
Net loss	(1,090,120)	(331,940)	(4,085,628)	(1,507,943)

Deemed dividend for beneficial conversion feature	-	-	-	(562,841)
Dividend on preferred stock	-	(25,000)	-	(73,056)
Net loss applicable to common shareholders	$(1,090,120)	$(356,940)	$(4,085,628)	$(2,143,840)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.10)	$(0.07)

Weighted average shares outstanding	45,689,709	30,301,432	42,508,318	29,877,198

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows - Unaudited

	Nine months ended September 30,
	2009	2008

Net cash used in operating activities	$(660,471)	$(843,210)

Cash from investing activities:
Purchases of equipment and software	-	(980)
Patent expenditures	(10,142)	(20,089)
Net cash used in investing activities	(10,142)	(21,069)

Cash from financing activities:
Proceeds from sale of convertible preferred stock	-	793,793
Proceeds from sale of common stock	699,735	25,000
Net cash provided by financing activities	699,735	818,793

Net increase (decrease) in cash	29,122	(45,486)
Cash and cash equivalents at beginning of period	10,853	47,184
Cash and cash equivalents at end of period	$39,975	$1,698
Supplemental disclosure of cash flow information
Cash paid for interest	$1,393	$201,147
Cash paid for income taxes	$-	$-
Non cash transactions
Deemed dividend for beneficial conversion feature of preferred stock	$-	$562,841
Stock dividend to preferred shareholders	$-	$73,056

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.

Notes To Financial Statements - Unaudited

1.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.  The Company has evaluated subsequent events for recognition or disclosure through the date these financials statements were available to be issued, November 10, 2009.

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

3.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On September 30, 2009, a total of 76,144,957 shares of common stock were either outstanding (47,147,196) or reserved for issuance upon exercise of options and warrants (28,997,761).  Common stock issuances in the first, second and third quarters of 2009 are as follows:

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

Common Stock Issued in Q3 2009	Shares	Issue Price	Net Price
Private placements – cash	1,507,060	$0.10	$147,706
Exercise of cashless warrants	602,479	0.10	-
Directors, officers, consultants plan – salaries	504,479	0.06-0.26	55,512
Total Common Stock Issued in Q3 2009	2,614,018	$0.06-0.26	$203,218

Finders’ fees totaled $3,000 during the third quarter of 2009.  Net price above reflects net proceeds after finders’ fees are deducted.  1,507,060 shares of private placement stock issued during the third quarter of 2009 included 100% warrant coverage (1,507,060 warrants) with $0.10 exercise price and 3-year term.

4.
Common Stock Options.  We recognized $243,826 of employee options expense, related to previously issued options during the first nine months ended September 30, 2009.  The remaining cost expected to be recognized if these options vest is $153,919.

The 2009A Officers, Directors, Employees and Consultants Non-Qualified Stock Option Plan was adopted on April 28, 2009 by the Board of Directors.   We recognized $166,558 for  1,600,000 stock options approved by the Plan Committee and granted to officers, directors and employees on April 30, 2009.  The options vest immediately with three-year term and $0.125 exercise price.

The Plan Committee approved the grant of 400,000 options to Dr. Steve Chen, a Director, on June 4, 2009 for his work with Cyto Biotech and CytoPharm on behalf of the Company.  We recognized $23,268 for 200,000 options that vested immediately with 3 year term.  The remaining 200,000 options vest if the Company receives $50,000 of royalty payments from South American sales by Cyto Biotech within four years.

5.
Common Stock Warrants.  During the second quarter of 2009 warrant holders exercised 395,156 cashless warrant shares with a $0.10 exercise price.  Warrant holders were issued 183,375 net shares of common stock.  During the third quarter of 2009 warrant holders exercised 1,076,842 cashless warrant shares with a $0.10 exercise price. Warrant holders were issued  602,479 net shares of common stock, respectively.

Warrants issued in connection with a preferred stock financing in the first quarter of 2008 (“Firebird warrants”) have an embedded derivative feature (full-ratchet anti-dilution provision). We are at risk of triggering the warrant anti-dilution provisions of previously issued warrants if we sell stock below $0.10 per share to any non-exempt parties.  Options and warrants issued prior to January 8, 2008 plus officers, directors and consultants under stock plans approved by outside board of director members are exempt from the anti-dilution provisions.  In accordance with Financial Account Standards Board Accounting Standards Codification (“FASB ASC”) Topic 815, the Company reclassified the warrants to liabilities at fair value on January 1, 2009 and reported the change in fair value of the warrants at the end of each quarter to date in 2009.

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

The binomial Black-Scholes pricing model was used similar to the valuations above to calculate the fair value of the warrants with embedded features on September 30, 2009.  The probability of not triggering the reset at $0.10 per share was estimated as 75% since the stock closing price was $0.26 on September 30, 2009.  The probability of private placement issuances triggering a reset at the estimated stock price of $0.06 per share was estimated as 25%. The Black-Scholes option-pricing model was utilized with the following assumptions: dividend yield 0.0%, expected volatility 232.97%, risk free interest rate 0.4%, and expected life of  approximately 1.27 years.  The valuation for the remaining 12,447,999 warrants outstanding was $3,424,372 on September 30, 2009.  The derivative loss for the first nine months of 2009 was $2,736,649.

6.
Notes Payable – Related Party.  Two $1,000,000 notes are payable under an unsecured loan agreement with Hayashibara Biochemical Laboratories, Inc. (“HBL”), a major stockholder, dated July 22, 1999.  Although we are currently in default of the notes, HBL has not demanded payment.

7.
Line of Credit.   We have a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent.  There was an outstanding balance on September 30, 2009 of $1,180 which is included in accounts payable.

8.	License and Sublicense Agreements. During the third quarter of 2009, a $48,000 license fee was received. A $23,991 sublicense fee payable was recorded in the third quarter of 2009.

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

On September 4, 2009, Dr. Gary W. Coy resigned as Vice President and Chief Financial Officer. The Company executed a 1-year consulting contract with Biotech Financial, Inc., an entity controlled by Dr. Coy.   Consulting services are payable in registered stock at $75 hourly rate.  The 400,000 employment contract options issued to Dr. Coy shall remain outstanding.   The Board of Directors changed the vesting date for 100,000 of these employment contract options from April 1, 2010 to September 4, 2009.  An additional 350,000 options awarded on April 30, 2009 will remain outstanding contingent on Dr. Coy’s reasonable availability as a consultant.

Bernard Cohen joined the Company as Chief Financial Officer (CFO) and Vice President of Finance on October 1, 2009.  An employment contract was executed on September 29, 2009.  Mr. Cohen will be paid up to $60,000 per year.  Dr. Coy will assist in training Mr. Cohen.

10.
Related Party Transactions.  The Company engaged the law firm of Underwood, Wilson, Berry, Stein and Johnson  P.C. of which Mr. Morris is a shareholder.  Mr. Morris is also the Secretary of the Company.  During the nine months ended September 30, 2009 the Company incurred approximately $40,285 of legal fees from this law firm.  During the first quarter of 2009, Dr. Steve Chen, Director, referred the Company to Cyto Biotech and collected a $30,000 finder’s fee for the $300,000 stock purchase by Cyto Biotech.

11.
Subsequent Events.  On October 5, 2009, the Company issued 250,000 shares of common stock  in payment for $60,000 of legal services.  If cash receipts from the sale of shares do not generate $60,000, the Company will be required to issue sufficient additional shares.  If less than the sales of 250,000 shares is required, any remaining shares will be returned.

On October 31, 2009, the Company issued 355,995 shares of common stock to three consultants for services valued at $64,079.

On November 9, 2009 the Board of Directors extended a consulting contract and stock option agreement with a consultant.  A total of 650,000 options were extended until September 26, 2010.  Of these, 150,000 options are vested at the modification date, resulting in the recognition of $10,850 of additional compensation expense.  The remaining options require achievement of milestones before vesting.

Since September 30, 2009, the Company sold 100,000 unregistered shares of common stock for $0.10 per share together with 100,000 warrants with 3-year term and exercisable at $0.10 per share.  Net proceeds totaled $10,000.

The Board approved incentives to induce certain option and warrant holders to exercise options and warrants prior to November 30, 2009.   Option and Warrant holders may exercise up to one third of the options or warrants they hold, at a price of $0.10 per share. For each option or warrant so exercised, two additional will be converted to cashless options/warrants with an exercise price of $0.10 per share, and will be deemed exercised immediately, on a cashless basis.

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

In the third quarter of 2009, the Company sold 1,507,060 unregistered shares of common stock for $0.10 per share plus 1,507,060 3-year warrants with $0.10 exercise price.  Net proceeds from private placement stock sales totaled $147,706 after payment of $3,000 in finder’s fees.  An officer was paid 50,443 shares of common stock in lieu of $9,836 of salary.  Two consultants were issued 25,000 and 20,550 shares of registered common stock for $4,875 and $5,343 of services respectively.   An officer was paid 408,486 shares of the Company’s registered common stock, pursuant to the

Amended and Restated 2008 directors, Officers, and Consultants Stock Purchase Plan in payment of $35,458 of accrued and unpaid salary due and owing for pay periods running from February 15, 2009, through May 31, 2009, inclusive.  Four investment bankers exercised 1,076,842 cashless warrants at $0.10 per share and received 602,479 shares of common stock.

Results of Operations for Quarter Ended September 30, 2009 and 2008:

Revenues.  During the quarter ended September 30, 2009, $36 from dietary supplement sales was generated compared to $234 for the quarter ended September 30, 2008, a decrease of $198 or 85%.  During the quarter ended September 30, 2009, $48,000 sublicense fee was generated compared to a $30,000  sublicense fee the quarter ended September 30, 2008, an increase of $18,000 or 60%.

Research and Development Expenses. Research and development expenses of $110,032 were incurred for the quarter ended September 30, 2009, compared to $42,398 for the quarter ended September 30, 2008, an increase of $67,634 (160%).  The increase was mostly from a patient recruitment advertising credit for $75,000 in the third quarter of 2008.  R&D costs excluding the advertising credit were $117,398.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $235,484 were incurred for the third quarter in 2009, compared to $281,113 for the third quarter of 2008, a decrease of $45,629 (16%).  The reduction was mostly the result of savings from staff reductions.

Change in Fair Value of Derivative Instruments.  Change in fair value of derivative instruments was realized as a $744,913 operating expense in the third quarter of 2009 compared to zero in the third quarter of 2008.   The change in fair value of derivative instruments was not reported in 2008.

Net Loss.  The Company's net loss for the third quarter of 2009 was $1,090,120 compared to a net loss of $331,940 for the third quarter of 2008, an increase of $758,180 (228%).  This was mostly a result of the $744,913 change in fair value of derivatives recorded for the third quarter of 2009.  Recognition of the change in fair value for derivatives was not reported in 2008.  A $25,000 preferred stock dividend was recognized during the third quarter of 2008 which increased the net loss applicable to common shareholders to $356,940.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008:

Revenues.  During the nine month period ended September 30, 2009, $264 from dietary supplement sales was generated compared to dietary supplement sales for the nine-month period ended September 30, 2008, of $1,518, a decrease of $1,254 or approximately 83%.  During the nine-month period ended September 30, 2009 a $48,795 of sublicense fees were generated compared to a $60,000 sublicense fees for the nine-month period ended September 30, 2008, a $11,205 decrease or approximately 19%.

Research and Development Expenses. Research and development expenses of $389,969 were incurred for the nine-month period ended September 30, 2009, compared to $388,014 for the nine-month period ended September 30, 2008, an increase of $1,955 (0.5%).   Clinical costs were similar for the nine months ended September 30, 2009 and 2008; except, clinical costs increased  $42,020 for influenza and decreased $41,869 for oral warts in HIV+ patients  during the first nine months of 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $917,572 were incurred for the nine-month period ended September 30, 2009, compared to $1,085,098 for the nine-month period ended September 30, 2008, a decrease of $167,526 (15%). This was mostly a result of lower payroll ($113,716) and investor relations ($245,030) expenses.  These expense reductions were partially offset by a $205,320 increase in non-cash employee and director options expenses.

Interest and Other Income.   During the nine-month period ended September 30, 2009, $3,391 of interest and other income was generated compare to $2,696 in the nine-month period ended September 30, 2008, an increase of $695 (26%).

Net Loss.  During the nine-month period ended September 30, 2009, the net loss was $4,085,628 compared to a net loss for the nine-month period ended September 30, 2008 of $1,507,943, an increase of $2,577,685 (171%).  The increase in net loss was mostly attributable to a $2,736,649 change in fair value of derivatives recorded for the nine-month period ended September 30, 2009.  No change in fair value for derivatives was reported in 2008.  A $562,841 deemed dividend for the conversion feature of preferred stock and $73,056 of preferred dividends were recognized during the first nine months of 2008 which increased the net loss applicable to common shareholders to $2,143,840.

Liquidity Needs:  On September 30, 2009, the Company had available $39,975 cash and had a working capital deficit (current assets less current liabilities) of $6,509,354.  This includes $3,424,372 of non-cash derivative liabilities for warrants with embedded derivatives.  Current liabilities include two $1 million notes, $639,904 of accrued interest and $78,360 of accrued expense owed to Hayashibara Biochemical Laboratories, Inc. (HBL), the Company’s largest shareholder.   Accrued payroll and vacation expenses owed mostly to officers are $256,193.

Assuming there is no decrease in current accounts payable, the Company’s negative cash flow for operating activities plus equipment purchases and patent filings, the Company’s cash burn rate was approximately $75,000 per month during the first nine months of 2009.  The Company's continued losses and lack of liquidity raise substantial doubt about whether the Company is able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain license and milestone fees, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2009 and 2010 Plan.  The Company is currently pursuing potential investors for funding.  In addition, the Company is also pursuing potential pharmaceutical partners to provide upfront license fee payments and funding for clinical studies.  There can be no assurance that private placement funding or pharmaceutical partner funding will become available.

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

We are dependant on funding from private placements of stock.  Our sales revenue, sublicense fees and royalty income are negligible compared to expenses.  Our primary focus is to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect significant sales or royalty revenue in the near term as Phase 2 and Phase 3 clinical studies must be completed before a NDA (New Drug Application) may be submitted to the FDA.  We operate at a net loss and current liabilities exceed current assets by $6,509,354.  The working capital deficit includes two $1 million notes, $639,904 of accrued interest and $78,360 of accrued expenses owed to our largest shareholder (HBL); $256,193 of accrued payroll and vacation expenses owed mostly to officers; and $3,424,372 of non-cash derivative liabilities for warrants with embedded derivatives.   The remaining working capital deficit of approximately $111,000 consists of accounts payable and accrued expenses.

The Company is currently pursuing potential investors for funding.  In addition the Company is also pursuing potential pharmaceutical partners to provide upfront license fee payments and funding for clinical studies.  There can be no assurance that private placement funding or pharmaceutical partner funding will become available.

We are dependent on certain key existing and future personnel.  Our success will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Dr. Joseph M. Cummins, our President and Chief Executive Officer, Bernard Cohen, our Chief Financial Officer, and Martin J. Cummins, our Vice President of Clinical and Regulatory Affairs. The loss of the services of one or more of our key employees could have a material adverse effect on our operations. We do currently have employment agreements with our executive officers. We do not currently maintain key man life insurance on any of our key employees.  In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. We cannot assure that we will be able to successfully attract and retain key personnel.

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

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.  Our Independent Registered Public Accounting firm has added an explanatory paragraph to their audit  reports issued in connection with our financial statements for December 31, 2008 and 2007 which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern. We have experienced net losses of $1,507,943 for the nine months ended September 30, 2008 and $4,085,628 for the nine months ended September 30, 2009.  In addition, as of September 30, 2009 we had an accumulated deficit of $36,433,360. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are unable to generate profits and if we to continue to be unable to obtain financing to meet our working capital requirements, we will have to cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability.

Risk Relating to Our January 2008 Financing Arrangement.  There are 12,477,999 shares underlying our warrants related to our January 2008 financing arrangement that may be available for future sale and the sale of these shares may depress the market price of our common stock.  In addition the warrants have an anti-dilution ratchet feature that could cause the number of warrants to increase and the exercise price to decrease if we should have any non exempt stock, option or warrant issuances less the $0.10 per share.  As of September 30, 2009, we had 47,147,196 shares of common stock issued and outstanding plus 28,997,761 shares reserved for options and warrants which includes the above January 2008 warrants.

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

ITEM 4.                      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2009. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There were no changes in internal controls over financial reporting during the third quarter of 2009.

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

In the third quarter of 2009, the Company sold 1,507,060 unregistered shares of common stock for $0.10 per share plus 1,507,060 3-year warrants with $0.10 exercise price.  Net proceeds from private placement stock sales totaled $147,706 after payment of $3,000 in finder’s fees.

During the third quarter of 2009, an officer was paid 50,443 shares of common stock in lieu of $9,836 of salary.

The chart below details unregistered issuances of common stock.

	Date (2009)	Shares of Common Stock		Purchaser	Discount1
		Issue Price	Number		Per Share	Total
1	January 92	$.10	50,000	Jo Lynn Carney	$0	$0
2	February 5.08		62,500	Katsuaki Hayashibara	0	0
3	February 133.10		3,000,000	Cyto Biotech	0	0
4	February 20.08		134,984	Dr. Joseph Cummins	0	0
5	February 20.08		100,510	Dr. Gary Coy	0	0
6	February 20.08		969,835	Dr. Peter Mueller	0	0
7	March 14.10		250,000	Paul Tibbits	0	0
8	March 14.10		250,000	Marian Tibbits	0	0
9	March 12.0465		116,116	Dr. Joseph Cummins	0	0
10	March 12.0465		86,460	Dr. Gary Coy	0	0
11	March 25.055		318,182	Alicia Browner	0	0
12	March 25.055		318,182	Richard Tieken	0	0
13	April 275.10		150,000	Griffin Family Trust	.045	6,750
14	April 296.10		10,000	Stacy Barnett	.075	750
15	April 30.10		40,290	Bumimedic	.025	1,007
16	April 307.10		500,000	Paul Tibbits	.025	12,500
17	May 18.10		1,000,000	Cheryl Ulie	.03	30,000
18	May 59.10		500,000	Robert Barnett	0	0
19	May 59.10		100,000	Noelle Gehm	0	0
20	May 6.10		419,367	Dr. Peter Mueller	0	0
24	June 3010	.10	20,000	Shirley Ritschel	.07	1,400
25	July 1711	.10	50,000	David B. Min	.07	3,500
26	July 2812	.10	150,000	Marian Tibbits	.05	7,500
27	July 2812	.10	150,000	Paul Tibbits	.05	7,500
28	August 1313	.10	100,000	Raymond Karlin	.079	7,900
29	September 114.10		500,000	Shailesh Ardhapurkar	.139	69,500
30	September 114.10		75,000	Tyler Jones	.139	1,043
31	September 315.10		100,000	Dipayan Sarkar	.185	18,500
32	September 16.195		50,443	Dr. Joseph Cummins	0	0
33	September 1816	.10	53,530	Marvin Pflaumer	.16	8,565
34	September 1816	.10	53,530	Anne Pflaumer	.16	8,565
35	September 2117	.10	125,000	Tyler Jones	.148	18,500
36	September 2518	.10	100,000	Don McTaggart	.1249	1,249
37	September 3019	.10	50,000	Terrence Oder	.16	8,000

1.	Discounts were calculated based on the closing price of the last transaction on each date.

2.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.20 per share. The stock closing price on January 9, 2009 was $0.07 per share.

3.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.20 per share. The stock closing price on February 13, 2009 was $0.065 per share.

4.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on March 1, 2009 was $0.07 per share.

5.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on April 27, 2009 was $0.145 per share.

6.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on April 29, 2009 was $0.175 per share.

7.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on April 30, 2009 was $0.125 per share.

8.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on May 1, 2009 was $0.13 per share.

9.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on May 5, 2009 was $0.095 per share.

10.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on May 30, 2009 was $0.17 per share.

11.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on July 17, 2009 was $0.17 per share.

12.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on July 28, 2009 was $0.15 per share.

13.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on August 13, 2009 was $0.179 per share.

14.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on September 1, 2009 was $0.239 per share.

15.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on September 3, 2009 was $0.285 per share.

16.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on September 18, 2009 was $0.26 per share.

17.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on September 21, 2009 was $0.248 per share.

18.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on September 25, 2009 was $0.2249 per share.

19.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on September 30, 2009 was $0.26 per share.

ITEM 3.	Defaults Upon Senior Securities.
None, other than set forth in Note 6 to Financial Statements, “Notes Payable”, under Part I, Item 1, above, regarding non-payment of the HBL Notes.

ITEM 4.	Submission of Matters to a Vote of Security Holders.
None.

ITEM.5.	Other Information
None

ITEM 6.	Exhibits.

10.69	Consulting Agreement dated September 4, 2009, between the Company and Biotech Financial Inc.
10.70	Employment Contracted, dated October 1, 2009, between the Company and Bernard Cohen.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  AMARILLO BIOSCIENCES, INC.

Date: November 13, 2009	By: /s/ Joseph M. Cummins
Joseph M. Cummins
President and Chief Executive Officer

Date: November 13, 2009	By: /s/ Bernard Cohen
Bernard Cohen
Vice President and Chief Financial Officer