Form 10-K
period 2009-12-31
AMARILLO BIOSCIENCES INC
filed 2010-04-01
CIK 1014763

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)
[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the Fiscal Year Ended December 31, 2009

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] Commission File Number 0-20791
AMARILLO BIOSCIENCES, INC. (Exact name of Registrant as specified in its charter)
	Texas (State of other jurisdiction of incorporation or organization)	75-1974352 (I.R.S. Employer Identification No.)
	4134 Business Park Drive, Amarillo, Texas (Address of principal executive offices)	79110-4225 (Zip Code)
	Issuer’s telephone number, including area code:	(806) 376-1741
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

As of December 31, 2009, there were outstanding 52,041,001 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of 51,391,498 shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the OTC BB.AMAR December 31, 2009) was approximately $8,566,498.  Shares of common stock held by officers, directors and each shareholder owning ten percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares of the Registrant’s common stock outstanding as of March 31, 2010 was 53,335,065.

PART I

The following contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in “Management’s 2010 Plan of Operations” as well as those discussed elsewhere in this Form 10-K. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

ITEM 1.	BUSINESS.

General

We are a Texas corporation formed in 1984 engaged in developing biologics for the treatment of human and animal diseases. We focus our research on the treatment of human disease indications, particularly influenza, using natural human interferon alpha that is administered in a proprietary low dose oral form.

We currently own or license seven issued patents including one issued patent on our dietary supplement, Maxisal®, and two pending patents related to the low-dose oral delivery of interferon.  We have completed more than 100 pre-clinical (animal) and human studies on the safety and efficacy of low-dose orally administered interferon. We have filed with the U.S. Food and Drug Administration (“FDA”), and there now are in effect, six Investigational New Drug (“IND”) Applications covering indicated uses for low-dose oral interferon alpha.

Our funding strategy is to seek private placement and pharma partner funding to complete Phase 2 clinical studies for influenza, chronic cough in COPD patients, and hepatitis C; then to find large pharma partners to fund Phase 3 clinical studies and assist with the regulatory approval process in the United States and Europe.

Technology - Non-toxic Interferon

Injectable interferon is FDA-approved to treat some neoplastic, viral and autoimmune diseases.  Many patients experience moderate to severe side effects that result in discontinuance of injectable interferon therapy. Our product is a natural human interferon alpha delivered into the oral cavity as a lozenge in low (nanogram) doses. The lozenge dissolves in the mouth where interferon binds to surface (mucosal) cells in the mouth and throat resulting in stimulation of immune mechanisms.  Orally delivered interferon has been shown to activate hundreds of immune system genes in the peripheral blood.  Human studies have shown that oral interferon is effective against viral and autoimmune diseases. Oral interferon is given in concentrations 10,000 times less than that given by injection, resulting in almost no side effects.

Governmental or FDA approval is required for our principal products.  Our progress toward approval is discussed under each specific indication, below.

Influenza/Cold - FDA Phase 2 Study

The University of Western Australia has completed a Phase 2 clinical study of oral interferon as prevention/treatment of respiratory illnesses, including influenza.   We provided the study drug, electronic data collection service, and US regulatory support for the study.  Preliminary results of a post-hoc analysis indicate that subjects given interferon who had received seasonal influenza vaccine prior to enrollment had a significantly lower incidence of influenza-like illness during the study, compared to subjects in the placebo group who had been vaccinated. Further exploratory analyses have discovered that the incidence of influenza-like illness, the primary study endpoint, was significantly reduced from 60% to 24% in subjects 55 years of age or older who received interferon, compared to subjects in the placebo group who were at least 55 years old at the start of the study.

Similar to what has been observed in studies of other human diseases, preliminary analysis indicates that low-dose oral interferon therapy was safe in this study. No significant differences were found between the groups in the number or severity of adverse events reported. Placebo subjects reported an average of 1.4 adverse events, compared to an average of 1.3 adverse events reported per interferon-treated subject.

A total of 200 healthy human volunteers were enrolled in this study to take a once daily dose of oral interferon or placebo for 16 weeks as prevention of influenza-like illness during the 2009 Australian cold and flu season. The H1N1 (2009) influenza virus was the major circulating virus in Perth during the duration of the trial and was estimated to account for at least 90% of influenza viruses, according to the Australian Department of Health of Western Australia.  Blood samples were collected at the beginning and the end of the study for serological analysis. Once available, these serology data will help identify those subjects who had an increase in antibodies to particular cold and flu viruses, including the H1N1 (2009) influenza virus.

Two publications in the April 2009 issue of the Journal of Virology report that interferon placed in the nose of guinea pigs or ferrets significantly suppresses replication of influenza virus.  These publications reinforce our view that low-dose interferon, in the nose or in the mouth, is protective against influenza in humans.

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

Chronic Cough in COPD – FDA Phase 2 study ongoing; funding sought for a second study

COPD affects approximately 10% of the population over 40, is a growing problem, and is the 4th leading cause of death in the world.  Chronic obstructive pulmonary disease (COPD) is a clinical condition with a progressive airflow limitation that is poorly reversible and characteristic of chronic bronchitis and emphysema.  The causes of COPD include tobacco smoke, occupational dusts, chemicals, vapors and environmental pollutants.  COPD is estimated to affect more that 600 million people worldwide. There are no effective therapies for emphysema, nor are there efficient clinical management strategies.

Data from a Phase 2 clinical study at Texas Tech University shows that treatment with oral interferon leads to a rapid and significant reduction in the cough associated with idiopathic pulmonary fibrosis (IPF), resulting in improved quality of life.  Blinded, controlled studies in the US and Canada showed that oral interferon relieves chronic coughing in horses with COPD-like disease.  A proof-of-concept study of low-dose oral interferon as treatment of chronic cough is ongoing at Texas Tech University. This  clinical study is a Phase 2, randomized, double-blind, placebo-controlled, parallel trial in which 40 eligible volunteers with IPF- or COPD-associated chronic cough will be randomly assigned to one of two groups in equal numbers to receive either oral interferon or placebo lozenges. Treatment will be given three times daily for 4 weeks, and patients will be followed for 4 weeks post-treatment to assess durability of response. The study will evaluate the ability of oral interferon to reduce the frequency and severity of chronic cough, compared to placebo.

Hepatitis C - FDA Phase 2 study ongoing

CytoPharm, Inc., our licensee for Taiwan and China, has started a Phase 2, placebo-controlled, dose-ranging study of 165 hepatitis C virus-infected patients in Taiwan.  The study is designed to test the ability of oral interferon to reduce the virologic relapse rate of patients who have completed standard therapy with pegylated interferon plus ribavirin.

Oral Warts in HIV+ Patients – FDA Phase 2 study completed

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

We have now concluded a Phase 2 double-blind follow-up study in the treatment or oral warts. While the planned target was for at least 80 subjects, only 59 HIV+ patients were ultimately enrolled at 10 clinical sites in the US to take oral IFN or matching placebo for 24 weeks.  All subjects had multiple warts in their mouth at the start of treatment, and a subset had warts on their lips as well. Analysis found that 31% of evaluable subjects in the IFN group had a 75% or greater reduction in their mouth warts (complete response) in response to treatment, compared to only 17% of the subjects in the placebo group. None of the subjects in the placebo group had a 75% or greater reduction in their lip warts, but 39% of the evaluable subjects in the IFN group met this criterion for complete response. However, given the small number of subjects with lip warts and the failure of the study to achieve full enrollment, neither of these differences in favor of IFN over placebo was statistically significant. Oral IFN treatment was found to be safe in this study as there were no increases in adverse event frequency or severity, compared to placebo.

Strategic Alliance with HBL

Hayashibara Biochemical Laboratories, Inc. (“HBL”) was established in 1970 to engage in research and development. It is a subsidiary of Hayashibara Company, Ltd., a privately-owned Japanese holding corporation with diversified subsidiaries. For more than 130 years, the Hayashibara Company, Ltd. and its predecessors have been applying microbiological technology to the starch industry for the production of maltose and other sugars.

In 1981, HBL established the Fujisaki Institute to accelerate development of industrial methods for the production of biologics and to sponsor clinical trials for such products. In 1985, HBL built the Fujisaki Cell Center to support basic research. In 1987, HBL successfully accomplished the mass production of human cells in an animal host by producing human cells in hamsters. This made it possible to economically produce a natural form of human interferon alpha and other biologics. HBL also has developed and obtained patents for technology relating to the production of interferon alpha-containing lozenges by which the stability of the interferon alpha activity can be maintained for up to 24 months at room temperature and up to five years if the product is refrigerated. We believe that the use of such lozenges gives us advantages over competitive technologies in terms of cost, taste and ease of handling. On March 13, 1992, we entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the “Development Agreement”). Such Development Agreement was subsequently amended on January 17, 1996; May 10, 1996; and September 7, 2001.  The current expiration date of the Development Agreement is March 12, 2011, at which time it will automatically renew for an additional three (3) years, unless the parties agree otherwise. Among other things, the Development Agreement provides us with a source of natural human interferon alpha for use in the Company’s interferon alpha-containing products.

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

Strategic Alliance with Intas Pharmaceuticals.

On January 7, 2010, we entered into a License and Supply agreement with Intas Pharmaceuticals Ltd., an India-based pharmaceutical company with three decades of experience in the healthcare industry and a global presence in 42 countries worldwide. Under the terms of the agreement, Intas will pay the Company a royalty on net sales in India and Nepal after marketing approval is obtained. Intas plans to launch a double-blind, placebo-controlled Phase 3 clinical trial of our orally administered interferon-alpha lozenges in India in 2010.  The study will include up to 520 patients with clinical signs and symptoms of influenza.

Status of Relocation

We are open to evaluating relocation grants as one possible source of funding.  At this time, we have no relocation commitments.

Patents and Proprietary Rights

Since our inception, we have worked to build an extensive patent portfolio for low-dose orally administered interferon. This portfolio consists of patents with claims that encompass method of use or treatment, composition of matter and manufacturing. We presently own or license ten patents including one issued patent on our dietary supplement.  We also have three pending patents related to low-dose orally delivered interferon.  Our owned and licensed patents are listed below:

Patents with Method of Treatment Claims for Interferon Alpha

1. "TREATMENT OF BACTERIAL INFECTION WITH ORAL INTERFERON-ALPHA" as described and claimed in U.S. Patent No. 5,817,307 issued October 1998, Licensed. Expiration: October 2015.

2. "TREATMENT OF AUTOIMMUNE DISORDERS WITH ORAL INTERFERON" as described and claimed in U.S. Patent No. 5,846,526 issued December 1998, Licensed. Expiration: December 2015.

3. "TREATMENT OF FIBROMYALGIA WITH LOW DOSE INTERFERON" as described and claimed in U.S. Patent No. 6,036,949 issued March 2000, Owned. Expiration: March 2018.

4. "INTERFERON-ALPHA MEDIATED UPREGULATION OF AQUAPORIN EXPRESSION" as described and claimed in U.S. Patent No. 6,506,377 issued January 2003, Owned. Expiration: November 2019.

Patents with Formulation Claims

5. "SEMI-SOLID PHARMACEUTICAL AGENT AND PROCESS TO PRODUCE THE SAME” as described and claimed in U.S. Patent No. 5,489,577 issued February 1996, Licensed. Expiration: June 2013.

6. "INTERFERON DOSAGE FORM AND METHOD THEREFOR" as described and claimed in U.S. Patent No. 6,372,218 B1 issued April 2002, Licensed. Expiration: April 2019.

7. "COMPOSITION AND METHOD FOR PROMOTING ORAL HEALTH" as described and claimed in U.S. Patent No. 6,656,920 B2 issued December 2003, Owned. Expiration: April 2021.

There are no current patent litigation proceedings involving us.

Publishing

A manuscript entitled “Oromucosal Administration of Interferon to Humans” review article authored by Manfred W. Beilharz and others, was published in Pharmaceuticals.  The article may be viewed at: http://www.mdpi.com/1424-8247/3/2/323.

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

We incurred no costs to comply with environment regulations in 2009.

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

Research and Development

During the years ended December 31, 2009 and 2008, the Company incurred research and development expenses of $464,789 and $525,903 respectively. Research and development is expected to remain a significant component of the Company’s business. The Company has arranged for others, at their cost, to perform clinical research and intends to continue to do so while utilizing its staff for monitoring such research.

Employees

We have 3 full-time employees and 2 part-time employees based in Amarillo, Texas. Of these employees, 3 are executive officers and 2 work in administrative and research and development capacities. We also use consultants in business and research development.

ITEM 2.                      DESCRIPTION OF PROPERTY.

Our executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot facility rented by us. The lease expires on June 30, 2010 and our monthly rent is $1,000 per month. We believe that the facilities are well maintained and generally suitable and adequate for our current and projected operating needs.

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

Common Stock

The Company is presently traded on the OTC Bulletin Board under the symbol AMAR.  Our common stock is presently considered a “penny stock” and is subject to such market rules. The range of high and low bids as quoted on the OTC Bulletin Board for each quarter of 2009 and 2008 was as follows:

	2009		2008
Quarter	High	Low	High	Low
First	$0.10	$0.04	$0.39	$0.25
Second	0.21	0.05	0.33	0.22
Third	0.29	0.14	0.24	0.12
Fourth	0.26	0.14	0.20	0.05

The quotations reflect inter-dealer bids without retail markup, markdown, or commission, and may not represent actual transactions. As of December 31, 2009, the Company had approximately 1,600 shareholders of record.

The Company has 100,000,000 shares of voting common shares authorized for issuance.  The shareholders approved an increase in authorized shares from 50,000,000 to 100,000,000 in 2007. On December 31, 2009, the Company had 76,964,764 shares of common stock outstanding and reserved for issuance upon exercise of options and warrants.  The Company issued common stock in 2009 and 2008 as follows:

Common Stock Issued in 2009	Shares	Issue Price	Net Price
Private placements – cash	7,977,350	$0.10	$754,735
Directors, officers, consultants plan – cash	62,500	0.08	5,000
Directors, officers, consultants plan – salaries	1,877,715	0.05-0.20	157,619
Directors, officers, consultants plan – services	1,866,291	0.06-0.26	232,127
Options exercised – cash	1,774,889	0.10	169,822
Options exercised – cashless	2,528,879	0.10	-
Total Common Stock Issued in 2009	16,087,624	$0.05-0.26	$1,319,303

Common Stock Issued in 2008	Shares	Issue Price	Net Price
Private placements – cash	1,160,000	$0.10-$0.25	$121,000
Directors, officers, consultants plan – cash	188,404	0.10	18,841
Officers – salaries	280,772	0.11-0.33	52,086
Consultants – services	421,667	0.06-0.33	134,225
Preferred stock dividends	437,273	0.09-0.27	77,903
Conversion of preferred stock to common	4,000,000	0.01	40,000
Total Common Stock Issued in 2008	6,488,116	$0.01-0.33	$444,055

During the years ended December 31, 2009 and 2008, finder’s fees paid related to private placements of stock totaled $50,667 and $10,000 respectively, and are deducted from the paid in excess of par capital account on the balance sheet.

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

We use the services of American Stock Transfer and Trust Company as our transfer agent.

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized for issuance which is issuable in series.  During the first quarter of 2008, the Company completed a private placement by selling 1,000 shares of Series A convertible preferred stock for $1,000 per share in a private placement offering; generating gross proceeds of $1,000,000 and net proceeds of $793,793.  The convertible preferred stock was convertible into 4,000,000 shares of common stock.  The investor also received five year warrants to purchase 4,000,000 shares of common stock at $0.30 per share. The investment banker was paid a commission of $80,000 plus received five year warrants to purchase 640,000 shares of common stock at $0.30 per share.

The Series A preferred shareholder was paid $77,903 (10% annualized return) of stock dividends during 2008.  A total of 437,273 shares were issued at $0.09 to $0.27 per share.  The preferred stock shareholder converted all the outstanding preferred stock into common stock at $0.25 per share in three stages in October 2008.  Currently there is no preferred stock outstanding and no future dividends required to be paid.  The warrant anti-dilution provisions were triggered on November 21, 2008 when private placement shares were sold for $0.10 per share. Holders of the 4,640,000 warrants issued received 9,280,000 additional warrants.  Total warrants were increased by a factor of three and the exercise price reduced from $0.30 to $0.10 per share.

Stock Options and Warrants

During 2008, 1,076,912 options were issued to consultants, advisors, directors, employees and two former employees, and the Company recognized $76,745 of expense related to these options.  During 2009, 2,650,000 options were issued to consultants, directors and employees, and the Company recognized $201,124 of expense related to these options.

During 2006, the Company issued 1,200,000 options to officers of the Company. These options vest over the next four years.  In 2008, Company issued 700,000 options to a new officer.  The officer resigned on May 31, 2009 and these options expired on May 31 and July 30 of 2009.  The Company recognized $304,025 expense in 2008 and $284,871 expense in 2009 related to these options.  The remaining cost expected to be recognized if these options vest is $112,874.

No options were exercised by Directors or employees in 2008.  Directors, officers and consultants exercised 2,079,008 options in 2009.  See “Stock Option and Warrant Exercise Incentive” below for more details about 2009 stock option exercises.

A summary of the Company's stock option activity and related information for the years ended December 31, 2009 and 2008 is as follows:

	2009		2008
	Options	Price	Options	Price
Outstanding Beg of Year	8,882,412	$0.10-0.87	9,193,412	$0.20-0.87
Granted	2,650,000	0.13-0.18	1,776,912	0.10-0.35
Cancelled/Expired	(2,850,000)	0.13-0.72	(2,087,912)	0.20-0.48
Exercised	(2,079,008)	0.10	-	-
Outstanding End of Year	6,603,404	0.10-0.87	8,882,412	0.10-0.87
Exercisable End of Year	5,803,404	0.10-0.87	7,172,412	0.10-0.87

Options reserved for the Director, employee and consultant plan but not issued (1,000,000) are not included in the table above since this stock may be utilized for other purposes if not used for the plans. The weighted-average remaining contractual life of the above options is 1.87 years.

During 2008, 15,160,000 warrants were issued.  Of these 12,000,000 were issued to a preferred shareholder, 1,920,000 to an investment banking company, 80,000 to a consultant and 1,160,000 to purchasers of unsecured private placement stock.  Deemed dividends for $548,489 and $87,758 were recognized for the warrants issued to the preferred shareholder and investment banking company respectively.  We recognized $11,522 for stock compensation expense for the warrants issued to a consultant.  We recognized the total purchase price for private placement stock and warrants as the cost to purchase the stock.

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

During 2009, 7,877,350 warrants were issued together with private placement sales of 7,877,350 shares of stock.  We recognized the total purchase price for private placement stock and warrants as the cost to purchase the stock.

No warrants were exercised in 2008.  In 2009, investment bankers exercised 1,472,001 cashless warrants at $0.10 per share and received 785,854 shares of stock.  A total of 686,147 shares of stock reserved for exercise of warrants were returned to the Treasury.  Investors exercised 3,244,990 warrants in 2009.  See “Stock Option and Warrant Exercise Incentive” below for more details about 2009 investor warrant exercises.

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2009 and 2008 is as follows:

	2009		2008
	Warrants	Price Range	Warrants	Price Range
Outstanding Beg of Year	15,360,000	$0.10-2.00	260,000	$0.47-2.00
Granted	7,877,350	0.10-.20	15,160,000	0.10-0.30
Cancelled	(200,000)	2.00	(60,000)	0.47-0.50
Exercised	(4,716,991)	0.10	-	-
Outstanding End of Year	18,320,359	0.10-0.20	15,360,000	0.10-2.00
Exercisable End of Year	18,320,359	0.10-0.20	15,360,000	0.10-2.00

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2008 is 2.41 years.

Stock Option and Warrant Exercise Incentive:

In November 2009, the Board approved an incentive to encourage option and warrant holders (“Holders”) to exercise their options or warrants. Holders were allowed, for a limited time, to exercise up to one-third of the options or warrants they held, at an exercise price of $0.10 per share and, for each option or warrant so exercised, two additional options or warrants were converted to cashless options or warrants, and deemed exercised immediately on a cashless basis with an exercise price of $0.10. The Company recognized $84,148 of expense related to option and warrant modifications described above.

The activity resulting from the exercise of warrants under this incentive is as follows:

	Options/Warrants Exercised	Reserved Common Stock Returned to Treasury	Common Stock Issued	Net Cash to Company
Options	2,079,008	733,410	1,345,598	$ 69,322
Warrants	3,244,990	1,072,674	2,172,316	$100,500
Total	5,323,998	1,806,084	3,517,914	$169,822

Notes Payable

The Company has two $1,000,000 notes payable under an unsecured loan agreement with HBL dated July 22, 1999.  The annual interest rate on unpaid principal from the date of each respective note is 4.5 percent, with accrued interest being payable at the maturity.  One $1,000,000 note was payable on or before December 3, 2009.  The other $1,000,000 note was payable on or before February 28, 2010. Although we are currently in default of the notes, HBL has not demanded payment. During 2008, the Company paid HBL $200,000 of interest on these notes.

ITEM 6.                      SELECTED FINANCIAL DATA.

This item is not applicable to smaller reporting companies.

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

Overview

We continue to engage in research and development activities focused on developing biologics for the treatment of human and animal diseases.  We have not commenced any significant product commercialization and, until such time, we will not generate significant product revenues.  However, a license deal with a large pharmaceutical partner may provide sufficient capital to fund FDA approval and marketing launch of low-dose oral interferon technology.  Our accumulated deficit has increased, from $31,660,009 at December 31, 2008 to $35,318,939 at December 31, 2009. Operating losses are expected to continue for the foreseeable future and until such time as the Company is able obtain a large pharmaceutical partner or attain sales levels sufficient to support operations.

In 2010 we will continue research and development activities, as well as the activities necessary to develop commercial partnerships and licenses. Expenditure of financial resources in 2010 will fall principally into five broad categories, as follows: Research and Development; Personnel; Consulting and Professional (except legal and accounting); Legal and Accounting; and Public Relations, Investor Relations and Shareholder Relations.

Liquidity and Capital Resources

At December 31, 2009, we had available cash of $24,216, and had a working capital deficit of $4,874,900.  This includes $152,521 of accrued salaries to officers; $4,741,935 from loans ($2,000,000) and accrued interest ($661,294 from HBL; and recognition of $1,928,120 of derivative liabilities to account for warrants issued to an institutional investor.  Negative cash flow from operating activities plus equipment purchases, software purchases and patent filings (burn rate) is approximately $76,000 per month.  Continued losses and lack of liquidity indicate that we may not be able to continue as a going concern for a reasonable period of time. The ability to continue as a going concern is dependent upon several factors including, but not limited to, the ability to generate sufficient cash flow to meet obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from vendors.

We will need to raise additional funds in order to fully execute our 2010 Plan.  We are presently negotiating with human and animal health commercial development partners in various regions of the world.  We believe that one or more of these agreements will be executed during 2010. These agreements could generally include provisions for the commercial partner to pay us a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to us upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds. However, there can be no assurance that we will be successful in obtaining additional funding from human health commercial development partners, institutional or private investors.  If we are not successful in raising additional funds, we will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

Total outstanding current liabilities were approximately $1.87 million (59%) higher at the end of 2009 with approximately $5 million at December 31, 2009, as compared to approximately $3.14 million at December 31, 2008.  The Company started accounting for derivative liabilities associated with warrants issued in 2008 on January 1, 2009, which increased liabilities in 2009 by approximately $1.93 million

Critical Accounting Policies

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Accounting for Stock-Based Compensation

Stock based compensation expense is recorded in accordance with Financial Account Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718, Share-Based Payment, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

Accounting for Warrants with Embedded Derivative Feature

In accordance with Financial Account Standards Board Accounting Standards Codification (“FASB ASC”) Topic 815, the Company reclassified warrants with embedded derivative feature (full-ratchet anti-dilution provision) to liabilities at fair value on January 1, 2009 and reported the change in fair value of the warrants at the end of each quarter in 2009.

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

Revenue Recognition

Dietary supplement and interferon sales

Revenues for the dietary supplement sales are recognized when an arrangement exists, the price is fixed and it has been determined that collectability is reasonably assured.  This generally occurs at the point when the goods are shipped to the customer.

Sublicense fee revenue

Sublicense revenue is calculated based on fees relating to a license.  Amarillo recognizes revenue on these sublicense fees in the month the revenue is generated by the licensee.

Royalty revenue

Royalty revenue is calculated based on royalty fees as a percent of net sales relating to a license.  Amarillo recognizes revenue on these royalty payments in the year the revenue is generated by the licensee.  Royalty revenue of $1,479 was reported in the year ended December 31, 2009 for HBL sales of Bimron to BioVet.  HBL reported no sales of Bimron to Bio Vet for 2008.

Comparison of results for the fiscal year ended December 31, 2009, to the fiscal year ended December 31, 2008.

Revenues.  During the fiscal year ended December 31, 2009, $52,254 from product sales, sublicense fees and royalties was generated compared to $109,836 for the fiscal year ended December 31, 2008, a decrease of $57,582or approximately 52%.  The difference was mostly because a $60,000 upfront license fee was received for executing a license and supply agreement in 2008 where as no license and supply agreements were executed in 2009.

Selling, General and Administrative Expenses.  We were successful in cutting costs in 2009.  Selling, General and Administrative expenses were reduced from $1,366,076 for the fiscal year ended December 31, 2008 to $1,202,702 for the fiscal year ended December 31, 2009, a cost savings of $163,374 or approximately 12%. This was mostly because public relations and investor relations expenses were cut by $252,093 (86%) from $293,121 in 2008 to $41,028 in 2009.  Increases in legal and professional fees ($75,872), option-warrant exercise inducement expense ($84,148) and Directors’ option expense ($68,186) were offset partially offset by decreases in employee costs ($85,642), travel ($22,655), fundraising ($10,000) and accounting ($9,600) expenses.

Research and Development Expenses.  Research and Development expenses of $464,789 were incurred for the fiscal year ended December 31, 2009, compared to $525,903 for the fiscal year ended December 31, 2008, a decrease of $61,114 or approximately12%.  Clinical, R&D personnel and R&D overhead costs were $13,936, $33,279 and $13,889 lower, respectively.

Net Income (Loss).  Net loss for the fiscal year ended December 31, 2009 was $2,971,207 compared to a net loss of $1,923,067 for the fiscal year ended December 31, 2008, an increase of $1,048,140 or approximately 55%.  Net loss included a $1,240,397 change in fair value off derivative instruments in 2009.  Net loss applicable to common shareholders for the fiscal year ended December 31, 2009 was $2,971,207 compared to $3,200,058 for the fiscal year ended December 31, 2008, a reduction of $228,851 (7%).  Net loss applicable to common shareholders included $77,903 of stock dividends for preferred stock shareholders, $562,841 of deemed dividend for the preferred stock beneficial conversion feature (BCF) and $636,247 of warrant anti-dilution reset deemed dividends in 2008.

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

We are dependent on funding from private placements of stock.

Sales revenue, sublicense fees and royalty income are low compared to expenses.  Our primary focus is to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect significant sales or royalty revenue in the near term as Phase 2 and Phase 3 clinical studies must be completed before a NDA (New Drug Application) may be submitted to the FDA.  We operate at a net loss and current liabilities exceed current assets by $4,874,900 on December 31, 2009.  Most of this ($4,741,935) includes the amount owed to HBL for two $1 million notes plus $661,294 of accrued interest; $1,928,120 recognized as derivative liabilities to account for warrants with embedded features and $152,521 of accrued salaries owed to officers.   HBL was paid $200,000 of accrued interest in January of 2008 and extended the notes and remaining accrued interest until June 3, 2008 and August 28, 2008.  On December 10, 2008, HBL proposed to extend the notes and accrued interest until December 3, 2009 and February 28, 2010 if payment of $200,000 of accrued interest was received by February 28, 2008.  If an additional $145,000 is paid, HBL will extend the notes an additional year. We have requested more time to pay the accrued interest payments to extend the notes.  Although the notes are in default, HBL has not demanded payment.  We are presently pursuing funding from prospective investors and prospective pharmaceutical partners.  If the Company does not get funding from investors or prospective pharmaceutical partners, the Company will not be able to pay the requested accrued interest to extend the notes.  The Company is discussing alternatives with HBL, but currently has no commitment or assurance that HBL will not demand payment and/or declare the notes in default.  We do not have sufficient liquidity to pay off the notes or to fund operating losses unless funding is obtained from pharmaceutical partners or private placements of stock.  There can be no assurance that private placement or pharmaceutical company funding will always be available as market conditions may change.

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

Our Independent Registered Public Accounting Firm has added an explanatory paragraph to their audit opinions issued in connection with our financial statements which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern.  We have experienced net losses of $1,923,067 for the year ended December 31, 2008 and $2,971,207 for the year ended December 31, 2009.  Net loss included a $1,240,397 change in fair value off derivative instruments in 2009. Net loss applicable to common shareholders including preferred stock dividends and deemed dividends was $3,200,058 in 2008.  Net loss applicable to common shareholders was $2,971,207 in 2009.  In addition, as of December 31, 2008 we had an accumulated deficit of $31,660,009 and $35,318,939 for the year ended December 31, 2009.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

Risks Relating to Ownership of Common Stock.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock, which is listed on the Bulletin Board, and there can be no assurance that a trading market will develop further or be maintained in the future.  There were 18,320,359 warrants and 5,803,404 options outstanding and exercisable as of December 31, 2009.  If the warrants or options are exercised and the stock sold, the volume of stock sales may adversely impact the market price.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth beginning on page F-1 immediately following the signature page of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                      CONTROLS AND PROCEDURES.

As of December 31, 2009, the disclosure controls and procedures in place have been evaluated and are sufficient to ensure the accurate and full disclosure of financial matters.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SECs  rules and forms.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.  The Company’s accounting firm has not issued an attestation report on the management’s assessment of the Company’s internal controls.  There were no changes made to the internal controls in 2009.  See Exhibit 33.1 for managements report on internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of December 31, 2009, the directors and executive officers of the Company were as follows:

Name	Age	Position
Joseph M. Cummins, DVM, PhD (1)	67	Chairman of the Board, President, Chief Executive Officer and Director
Bernard Cohen	56	Vice President and Chief Financial Officer
Martin J. Cummins	42	Vice President of Clinical & Regulatory Affairs
Stephen Chen, PhD (2)(3)(4)	60	Director
Thomas D’Alonzo, JD (1)(2)(3)(4)	66	Director
Dennis Moore, DVM (1)(4)	63	Director
James Page, MD (2)(3)	82	Director
(1)	Member of the Executive Committee.
(2)	Member of the Compensation & Stock Committee.
(4)       Member of the Search Committee.
(5)       Member of the Search Committee.*
*The Plan Committee administers the Amended and Restated 2008 Directors, Officers, and Consultants Stock Purchase Plan.

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

Bernard Cohen was hired to be a Vice-President and Chief Financial Officer of the Company on October 1, 2009.  Mr. Cohen has been Director of Finance and Data Base Manager at the Harrington Regional Medical Center, Inc. (HRMCI), which is the management and development entity for the Harrington Regional Medical Center in Amarillo, Texas.  Previously, he held various executive positions at Colbert’s of Amarillo, a department store.  His positions included:  Chief Executive Officer, Vice President, Chief Financial Officer, and Controller.  He has been and continues to be a member of the Texas Tech University Health Sciences Center at Amarillo (TTUHSC) Institutional Review Board (IRB) where he reviews clinical trial protocols to monitor the safety and protection of human research and testing subjects.  Neither HRMCI nor TTUHSC has any connection whatsoever with the Company.

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

To the Company’s knowledge based solely on a review of the copies of such reports furnished to the Company, the following persons have failed to file, on a timely basis, the identified reports required by the Exchange Act during the most recent fiscal year:

Name and Principal Position	Number of Late Reports	Known Failures to File a Required Form
Dr. Joseph M. Cummins, Chairman of the Board, President and Chief Executive Officer	3	0
Dr. Peter R. Mueller, Former Chief Operating Officer and Director of Research	2	0
Dr. Gary W. Coy, Former Vice President and Chief Financial Officer	1	0
Bernard Cohen, Vice President and Chief Financial Officer	1	0
Mr. Martin J. Cummins, Vice President of Clinical and Regulatory Affairs	1	0
Stephen Chen, Director	3	0
Thomas D’Alonzo, Director	1	0
Dennis Moore, Director	1	0
James Page, Director	2	0

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table sets forth for the three years ended December 31, 2009 compensation paid by the Company to its Chairman of the Board, President and Chief Executive Officer; to its Chief Operating Officer and Director of Research; to its Vice President of Clinical and Regulatory Affairs and  to its Vice President and Chief Financial Officer.  Other compensation in 2008 consists of the fair value of a stock grant approved in the fourth quarter of 2007 and contingent upon the successful completion of $1 million of funding in the first quarter of 2008.  The $2,500 bonus in 2008 was the cash portion of the bonus based on completion of the $1 million funding.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Compensation	Securities Underlying Options
Dr. Joseph M. Cummins, Chairman of the Board, President, and Chief Executive Officer	2009	$ 175,000	$ -	$ -	300,000
	2008	$ 175,000	$2,500	$2,500	490,000
	2007	$ 175,000	$ -	$ -	-
Dr. Peter R. Mueller, Former Chief Operating Officer and Director of Research	2009	$ 97,504	$ -	$ -	200,000
	2008	$ 148,750	$ -	$ -	700,000
Mr. Martin J. Cummins, Vice President of Clinical and Regulatory Affairs	2009	$ 125,000	$ -	$ -	200,000
	2008	$ 125,000	$ -	$ -	29,000
	2007	$ 125,000	$ 500	$ -	-
Mr. Bernard Cohen, Vice President and Chief Financial Officer	2009	$ 7,743	$ -	$ -	-
Dr. Gary W. Coy, Former Vice President and Chief Financial Officer	2009	$ 89,901	$ -	$ -	350,000
	2008	$ 125,000	$ -	$ -	-
	2007	$ 125,000	$ 500	$ -	-

Option Grants in 2009
The following table sets forth information for the executive officers named above, regarding grants of options during 2009.

Name	Number of Shares of Common Stock Underlying Options Granted (#)	% of Total Options Granted to Employees in 2009	Exercise or Base Price ($/Sh)	Expiration Date
Joseph M. Cummins............................	300,000	27.3%	$0.125 (1)	4/30/2014
Peter R. Mueller....................................	200,000	18.2%	$0.125 (1)	4/30/2014
Martin J. Cummins...............................	200,000	18.2%	$0.125 (1)	4/30/2014
Gary W. Coy.........................................	350,000	31.8%	$0.125 (1)	4/30/2014
Bernard Cohen.....................................	-	0%	$ -	-

(1)	The fair market value of the common stock on the date of grant was $0.125.

Aggregated Option Exercises at December 31, 2009
And Year-End Option Values
The following table sets forth information for the executive officers named above, regarding the exercise of options during 2009 and unexercised options held at the end of 2009.

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Shares of Common Stock Underlying Unexercised Options at December 31, 2009 Exercisable/Unexercisable			Value of Unexercised In-The-Money Options at December 31, 2009 (1) Exercisable/Unexercisable
Joseph M. Cummins	377,715	$48,500	1,190,000	/	None	$47,800	/	None
Peter R. Mueller (2)	None	None	None	/	None	None	/	None
Martin J. Cummins	None	None	1,029,000	/	100,000	$11,030	/	None
Gary W. Coy (3)	None	None	155,000	/	None	$6,975	/	None
Bernard Cohen	None	None	None	/	None	None	/	None

(1)       Calculated based on the closing price of the common stock ($0.17) as reported by OTC BB on December 31, 2009.
(2)	Peter Mueller resigned on May 31, 2009 at which time all unvested options were forfeited. All vested options were forfeited on July 30, 2009.
(3)
    Gary Coy resigned on September 4, 2009 and executed a 1-year consulting agreement.  Post employment he exercised 231,767 cash options and 363,233 cashless options at $0.10 per share during the fourth quarter of 2009.  He received 389,542 shares of stock with a value of $55,550.

Director Compensation for Last Fiscal Year
	Cash Compensation		Stock Options
Name	Meeting Fees (1)	Consulting Fees	Number of Securities Underlying Options
Stephen Chen, PhD (2) (3) (4)	$ -	$ 75,823	600,000
Thomas D’Alonzo (2)	$ -	$ 11,278	100,000
Dennis Moore, DVM (2)	$ -	$ 11,278	100,000
James Page, MD (2)	$ -	$ 11,278	100,000
(1)	Directors receive $1,000 compensation for attendance at directors’ meetings and $250 for regularly scheduled teleconference meetings. There were no regularly scheduled meetings during 2009.
(2)
Options were granted to directors on April 30, 2009 with $0.125 exercise price and 5-year term.  The closing price of stock on the date of grant was $0.125.  Each director received 100,000 options ($11,278 fair value) except Steve Chen received 200,000 options ($22,555 fair value).

(3)
Steve Chen received 400,000 options on June 4, 2009 with exercise price $0.1405 for his work with Cyto Biotech and CytoPharm on behalf of the Company.  We recognized $23,268 for 200,000 options that vested immediately with 3 year term.  The remaining 200,000 options vest if the Company receives $50,000 of royalty payments from South American sales by Cyto Biotech within four years.  The exercise price was based on the closing price of the prior day ($0.1405).

(4)	Steve Chen referred the Company to Cyto Biotech and collected a $30,000 finder’s fee for the $300,000 stock purchase by Cyto Biotech.

Employment agreements were executed with Joseph M. Cummins, Martin J. Cummins and Gary W. Coy during 2006.  No employment or Director agreements were executed in 2007.  An employment contract was executed with Peter R. Mueller in 2008.  No other employment or Director agreements were executed in 2008.  An employment agreement was executed with Bernard Cohen in 2009.  No other employment or Director agreements were executed in 2009.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2009, there were 52,041,001 shares of the Company’s common stock outstanding. The following table sets forth as of December 31, 2009, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class Owned(1)
Hayashibara Biochemical Laboratories, Inc. 2-3 Shimoishii 1-chome Okayama 700, Japan	3,118,655(2)	5.99%
Cyto Biotech 6F No. 6 sec 1 Jhongshing Road Wugu Shiang Taipei County 24872 Taiwan	6,000,000(3)	10.90%
Paul and Marian Tibbits 2371 Blue ball Road Rineyville, KY 40162	3,869,842(4)	7.44%

(1) Applicable percentage ownership is based on 52,041,001 shares of common stock outstanding as of December 31, 2009, plus the additional shares that the stockholder is deemed to beneficially own.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2009, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Shareholder above holding more than 5% of the common stock owns no options or warrants.

(3)  Includes warrants to purchase 3,000,000 shares of our common stock beneficially owned by Cyto Biotech, Inc. exercisable within 60 days.

(4)  No options or warrants to purchase shares of our common stock are beneficially owned by Paul and Marian Tibbits.  Paul Tibbits owns 2,523,810 shares of our common stock and Marian Tibbits owns 1,346,032 shares.  Paul Tibbits and Marian Tibbits each have sole voting and investment power over their respective interests disclosed as owned by them together in this table.

The following table sets forth the beneficial ownership of the Company’s stock as of December 31, 2009 by each executive officer and director and by all executive officers and directors as a group:

Name and Address of Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned1
Joseph M. Cummins 7635 Stuyvesant Ave. Amarillo, TX 79121	2,122,2865	3.63%
Gary W. Coy (resigned on September 4, 2009) 907 Cat Hollow Club Drive Spicewood, TX 78669	1,628,0586	3.12%
Martin J. Cummins 6615 Sandie Amarillo, TX 79109	1,176,6927	2.22%
Dennis Moore 402 Fish Hatchery Hamilton, MT 59840	865,4788	1.65%
Bernard Cohen 2803 S. Travis St. Amarillo, TX 79109	-	0%
Thomas D’Alonzo 908 Vance Street Raleigh, NC 27608	135,4729	0.26%
Stephen Chen Floor 7-1, No. 18 Xin Yi Road, Sec. 5 Taipei, Taiwan	1,203,62510	2.27%

Name and Address of Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned1
James Page 103 Clubhouse Lane, #182 Naples, FL 34105	764,12511	1.45%
Peter R. Mueller (resigned on May 31, 2009) 3 Busch Court Clinton, NJ 08809	1,678,32412	3.23%
Total Group (all directors and executive officers - 9 persons)	9,574,060(13)	16.85%

(5) Includes options to purchase 1,190,000 shares of our common stock beneficially owned by Dr. Cummins that are exercisable within 60 days.

(6) Includes options to purchase 155,000 shares of our common stock beneficially owned by Dr. Coy exercisable within 60 days.

(7) Includes options to purchase 1,029,000 shares of our common stock beneficially owned by Mr. Cummins that are exercisable within 60 days.

(8) Includes options to purchase 464,125 shares of our common stock beneficially owned by Dr. Moore exercisable within 60 days.

(9)  Includes options to purchase 106,800 shares of our common stock beneficially owned by Mr. D’Alonzo exercisable within 60 days.

(10) Includes options to purchase 1,064,125 shares of our common stock beneficially owned by Dr. Chen exercisable within 60 days.

(11) Includes options to purchase 764,125 shares of our common stock beneficially owned by Dr. Page exercisable within 60 days.

(12) Dr. Mueller resigned on May 31, 2009, at which time all unvested options were forfeited.  All vested options owned by Dr. Mueller were forfeited on July 30, 2009. This figure was pulled from Form 4 filed by Dr. Mueller with the SEC on May 8, 2009.  The Company has no information on any changes to Dr. Mueller’s beneficial ownership since that date.

(13) Directors and officers percentage ownership is calculated based on 52,041,001 total shares outstanding and reserved plus Directors and officers options beneficially owned.

Equity Compensation Plan Information

Stock Plans *	Issue Date Range	Total Shares Authorized	Shares Issued	Shares Remaining
2008 Consultants Stock Grant Plan	3/31/08 – 12/31/08	100,000	100,000	0
2008 Stock Incentive Plan	5/23/08	600,000	166,667	433,333
2008-B Consultants Stock Grant Plan	10/15/08	75,000	75,000	0
2008 Executive Officers Compensatory Stock Plan	10/08 – 9/17/08	200,000	51,563	148,437
2008 Amended and Restated Directors, Officers and Consultants Stock Purchase Plan	10/22/08 – 12/31/09	10,000,000	3,276,982	6,723,018
2009 Consultants Stock Grant Plan	10/31/09	100,000	50,000	50,000
Non Stock Plan	6/2/08 – 10/31/09	929,562	929,562	0
Totals		12,004,562	4,649,774	7,354,788

Stock Option Plans *	Issue Date Range	Total Options Authorized**	Options Issued	Options Remaining
2009A Officers, Directors, Employees and Consultants Nonqualified Stock Option Plan ***	4/30/09 – 6/4/09	3,000,000	2,000,000	1,000,000
Non Stock Option Plan Issuances	1/2/08 – 11/9/09	2,506,912	2,506,912	0
Totals		5,506,912	4,506,912	1,000,000
*       The Board of Directors has approved all stock, stock option and stock warrant issuances.
**     One option reserves one share of common stock.
***  This plan replaces and supersedes in their entirety the Company’s Outside director and Advisor Stock Option Plan, as amended and restated as of May 11, 1999; the Company’s 1996 Employee’s Stock Option Plan, as amended and restated as of May 11, 1999; and the Company’s First Amended 2006 Employee’s Stock Option and Stock Bonus Plan; provided however, that options already issued and outstanding under said superseded plans shall continue to be outstanding and exercisable in accordance with their terms, as such may have been extended or re-priced from time to time, and the terms of any applicable option agreements entered into between the Company and the Optionee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has relied significantly on HBL, the largest shareholder of the Company, for a substantial portion of its capital requirements. Pursuant to the Development Agreement previously described, HBL advanced $9,000,000 for funding of research. In addition, HBL has purchased substantial amounts of the Company’s common stock from time to time, to the point where it now owns 5.99% of the issued and outstanding shares of common stock of the Company.

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

Additionally, the Company is obligated to pay HBL a percentage of sublicense fee income the Company receives.  We recorded $24,360 of sublicense fees to HBL in 2009 and owed $78,360 of accrued sublicense fees to HBL on December 31, 2009.

HBL is obligated to pay the Company an 8% royalty on sales of oral interferon in Japan.  The Company recorded $1,479 in 2009 and $0 of royalties in 2008 from HBL animal health sales of oral interferon.

During 2009, the Company engaged the law firm of Underwood, Wilson, Berry, Stein and Johnson  P.C. of which Mr. Morris is a shareholder.  Mr. Morris is also the Secretary of the Company. During the twelve months ended December 31, 2009 the Company incurred approximately $65,066 of legal fees from this law firm plus $74,356 of stock payments were made for legal expenses of $60,000 forS-1 Registration Statement fees. During 2009, Dr. Steve Chen, Director, referred the Company to Cyto Biotech and collected a $30,000 finder’s fee for the $300,000 stock purchase by Cyto Biotech.

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following summarizes the fees incurred by the Company during 2009 and 2008 for accountant and related services.

Audit Fees

	2009	2008
LBB & Associates Ltd., LLP	$51,265	$ 59,190

All Other Fees

None.

Accountant Approval Policy

Before an accountant is engaged by the Company to perform audit or non-audit services, the accountant must be approved by the Company’s Audit Committee.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

3.1‡	Restated Articles of Incorporation of the Company, dated July 5, 2007.
3.3*	Bylaws of the Company.
4.1*	Specimen Common Stock Certificate.
4.2*	Form of Underwriter's Warrant.
4.3(5)	Form of Series A Common Stock Purchase Warrant, dated January 8, 2008, between the Company and Firebird Global Master Fund, Ltd.
10.1(11)	2008 Stock Incentive Plan dated May 20, 2008.
10.2*	License Agreement dated as of March 22, 1988 between the Company and The Texas A&M University System.
10.3(9)	2006 Employee Stock Option and Stock Bonus Plan
10.4(9)	Office/Warehouse Lease Agreement dated December 22, 2006, between Wild Pony Holdings, L.P. and the Company.
10.5*	Joint Development and Manufacturing/Supply Agreement dated March 13, 1992 between the Company and HBL, as amended.
10.6(9)	Engagement Letter dated September 22, 2007, between MidSouth Capital Markets Group, Inc. and the Company.
10.7*	Japan Animal Health License Agreement dated January 20, 1993 between the Company and HBL.
10.11*	Manufacturing/Supply Agreement dated June 1, 1994 between the Company and HBL.
10.12*	Settlement Agreement dated April 27, 1995 among the Company, ISI, Pharma Pacific Management Pty. Ltd. ("PPM"), Pharma Pacific Pty. Ltd., Pharma Pacific Ltd. and Fernz Corporation Limited.
10.14*	PPM/ACC Sublicense Agreement dated April 27, 1995 between PPM and the Company.
10.18*	Form of Consulting Agreement between the Company and the Underwriter.
10.19(10)	Stock Option Agreement, dated July 18, 2007, between the Company and Commonwealth Associates
10.20†	1996 Employee Stock Option Plan, Amended and Restated as of May 11, 1999.

10.21†	Outside Director and Advisor Stock Option Plan, Amended and Restated as of May 11, 1999.
10.22*	Form of Indemnification Agreement between the Company and officers and directors of the Company.
10.23*	Indemnification Agreement between HBL and the Company.
10.24(10)	Warrant Agreement, dated June 27, 2006, between the Company and Marks Value Partners, LLC
10.25(10)	Engagement Letter, dated November 3, 2006, between the Company and MidSouth Capital, Inc.
10.26**	License Agreement dated July 22, 1997 between Hoffmann-La Roche, Inc. and the Company.
10.27**	Distribution Agreement dated January 12, 1998 between Global Damon Pharmaceutical and the Company.
10.28**	Distribution Agreement dated September 17, 1997 between HBL and the Company (tumor necrosis factor-alpha).
10.29**	Distribution Agreement dated September 17, 1997 between HBL and the Company (interferon gamma).
10.30***	Amendment No. 1 dated September 28, 1998 to License Agreement of March 22, 1988 between The Texas A&M University System and the Company.
10.36††	License Agreement dated February 1, 2000 between Molecular Medicine Research Institute and the Company (interferon gamma administered orally).
10.37†† a	License and Supply Agreement dated April 3, 2000 with Key Oncologics (Pty) Ltd. and the Company.
10.38††	Amendment No. 1 dated April 4, 2000, to Interferon Gamma Distribution Agreement dated September 17, 1997 between HBL and the Company (interferon gamma).
10.39†† a	License and Supply Agreement dated April 25, 2000 between Biopharm for Scientific Research and Drug Industry Development and the Company.
10.40†† a	Sales Agreement dated May 5, 2000 between Wilke Resources, Inc. and the Company.
10.41††	Engagement Agreement dated September 26, 2000 between Hunter Wise Financial Group, LLC and the Company.
10.42†† a	Supply Agreement (Anhydrous Crystalline Maltose) dated October 13, 2000 between Hayashibara Biochemical Laboratories, Inc. and the Company.
10.43†† a	Supply Agreement dated December 11, 2000 between Natrol, Inc. and the Company.
10.44††† a	License Agreement dated September 7, 2001 between Atrix Laboratories, Inc. and the Company.

10.45†††† a	Supply Agreement dated June 20, 2004 between Global Kinetics, Inc. and the Company.
10.46†††† a	License and Supply Agreement dated September 13, 2004 between Nobel ILAC SANAYII VE TICARET A.S. and the Company
10.47(3)a	License and Supply Agreement dated October 19, 2005 between Global Kinetics, Inc. and the Company.
10.48 (3)a	License and Supply Agreement dated January 18, 2006, between Bumimedic (Malaysia) SDN. BHD., and the Company.
10.49(4)	Employment Contract dated March 13, 2006, between Gary W. Coy and the Company.
10.50(4)	Employment Contract dated September 10, 2006, between Joseph M. Cummins and the Company.
10.51(4)	Employment Contract dated September 10, 2006, between Martin J. Cummins and the Company.
10.52(4)a	Supply Agreement (Anhydrous Crystalline Maltose) dated October 16, 2006 between Hayashibara Biochemical Laboratories, Inc. and the Company
10.53(4)a	License and Supply Agreement dated November 16, 2006, between CytoPharm, Inc. and the Company.
10.54(5)	Securities Purchase Agreement dated January 8, 2008, between the Company and Firebird Global Master Fund, Ltd.
10.55(5)	Registration Rights Agreement dated January 8, 2008, between the Company and Firebird Global Master Fund, Ltd.*
10.56(5)	Certificate of Designation of Preferences dated January 8, 2008, executed by the Company
10.57(5)	Series A Common Stock Purchase Warrant dated January 8, 2008, between the Company and Firebird Global Master Fund, Ltd.
10.58(7)	Amendment No. 1 to the Securities Purchase Agreement dated February 14, 2008, between the Company and Firebird Global Master Fund, Ltd.
10.59(7)	Amendment No. 1 to the Registration Rights Agreement dated February 14, 2008, between the Company and Firebird Global Master Fund, Ltd.
10.60(8)a	Supply Agreement, dated March 20, 2008, between the Company and CytoPharm, Inc.
10.61(8)	Employment Contract, dated April 15, 2008, between the Company and Peter Mueller
10.62(9)a	Engagement Letter dated September 22, 2007, between MidSouth Capital Markets Group, Inc. and the Company.
10.63(10)	Consulting Agreement, dated July 18, 2007, between the Company and Commonwealth Associates

10.64(10)	Stock Option Agreement, dated June 21, 2006, between the Company and Teel Bivins
10.65(10)	Consulting Agreement, dated April 21, 2006, between the Company Teel Bivins
10.66(11)	Investor Direct Marketing Services Agreement, dated June 26, 2006, between the Company and Marks Value Partners LLC
10.67(12)	License and Supply Agreement dated February 6, 2009, between the Company and Cyto Biotech, Inc.
10.68(13)	Addendum dated February 20, 2009 to the License and Supply Agreement dated February 6, 2009, between Cyto Biotech, Inc. and the Company
10.69(14)	Consulting Agreement dated September 4, 2009, between the Company and Biotech Financial Inc.
10.70(14)	Employment Contracted, dated October 1, 2009, between the Company and Bernard Cohen.
10.71	License and Supply Agreement dated January 7, 2010, between the Company and Intas Pharmaceuticals, Ltd.
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
‡ The Exhibit is incorporated by reference to the Company's 2007 Annual Report on Form 10-KSB filed with the Commission on or before March 31, 2008.
aPortions of this exhibit have been omitted and filed separately with the commission.

(3)	Filed as an exhibit to the Company’s Annual report on Form 10-KSB filed with the SEC on April 3, 2006 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Annual report on Form 10-KSB filed with the SEC on March 26, 2007 and incorporated herein by reference.
(5)	Filed as an exhibit to the Report on Form 8-K filed with the SEC on January 15, 2008 and incorporated herein by reference.
(6)	Filed as an exhibit to the Report on Form 8-K/A filed with the SEC on January 22, 2008 and incorporated herein by reference.
(7)	Filed as an exhibit to the Report on Form 8-K filed with the SEC on February 21, 2008 and incorporated herein by reference.
(8)	Filed as an exhibit to the Report on Form 8-K filed with the SEC on April 21, 2008 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-150421) filed with the SEC on April 24, 2008.
(10)	Filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-150421) filed with the SEC on May 21, 2008.
(11)	The Exhibit is incorporated by reference to the Company’s Report on Form S-8 filed with the SEC on May 22, 2008.
(12)	The Exhibit is incorporated by reference to the Company’s Report on Form S-8 filed with the SEC on February 26, 2009.
(13)	The Exhibit is incorporated by reference to the Company’s Report on Form 10-Q for the period ending March 31, 2009, filed with the SEC on May 15, 2009.
(14)	The Exhibit is incorporated by reference to the Company’s Report on Form 10-Q for the period ending September 30, 2009, filed with the SEC on November 13, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMARILLO BIOSCIENCES, INC.
Date: March 31, 2010	By: /s/ Joseph M. Cummins Joseph M. Cummins, Chairman of the Board, President, and Chief Executive Officer
Date: March 31, 2010	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Joseph M. Cummins	Chairman of the Board, President, Director and Chief Executive Officer	March 31, 2010
Joseph M. Cummins

/s/ Stephen Chen	Director	March 30, 2010
Stephen Chen
/s/ James Page	Director	March 31, 2010
James Page
/s/ Dennis Moore	Director	March 30, 2010
Dennis Moore
/s/ Thomas D’Alonzo	Director	March 30, 2010
Thomas D’Alonzo

Amarillo Biosciences, Inc.

Financial Statements

Year ended December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Amarillo Biosciences, Inc.
Amarillo, TX

We have audited the accompanying balance sheets of Amarillo Biosciences, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amarillo Biosciences, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP
Houston, Texas
March 29, 2010

Amarillo Biosciences, Inc.
Balance Sheets

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$24,216	$10,853
Other current assets	87,208	12,813
Total current assets	111,424	23,666
Property and equipment, net	4,321	9,575
Patents, net	123,184	126,828
Total assets	$238,929	$160,069

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$318,550	$511,236
Accrued interest - related party	661,294	572,773
Accrued expenses – related party	78,360	53,971
Derivative liabilities	1,928,120	-
Notes payable - related party	2,000,000	2,000,000
Total current liabilities	4,986,324	3,137,980
Total liabilities	4,986,324	3,137,980

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares – 0 at December 31, 2009 and 2008	-	-
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 52,041,001 at December 31, 2009 and 35,953,377 at December 31, 2008	520,410	359,534
Additional paid-in capital	30,051,134	28,322,564
Accumulated deficit	(35,318,939)	(31,660,009)
Total stockholders' deficit	(4,747,395)	(2,977,911)
Total liabilities and stockholders’ deficit	$238,929	$160,069
The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
	Year ended December 31,
	2009	2008
Revenues:
Product sales	$1,980	$1,836
Sublicense fee and royalty revenue	50,274	108,000
Total revenues	52,254	109,836

Cost of revenues:
Product sales	1,404	644
Sublicense fee revenue	24,407	53,971
Total cost of revenues	25,811	54,615
Gross margin	26,443	55,221

Operating expenses:
Research and development expenses	464,789	525,903
Selling, general and administrative expenses	1,202,702	1,366,076
Total operating expenses	1,667,491	1,891,979

Operating loss	(1,641,048)	(1,836,758)

Other income (expense):
Change in fair value of derivative instruments	(1,240,397)	-
Interest expense	(93,159)	(92,435)
Interest and other income	3,397	6,126
Net loss	(2,971,207)	(1,923,067)

Deemed dividend for beneficial conversion	-	(562,841)
Feature Deemed dividend for warrant anti-dilution	-	(636,247)
Preferred stock dividend	-	(77,903)
Net loss applicable to common shareholders	$(2,971,207)	$(3,200,058)

Basic and diluted net loss per average share available to common shareholders	$(0.07)	$(0.10)

Weighted average shares outstanding	42,278,172	31,047,516

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Stockholders’ Deficit
Years Ended December 31, 2009 and 2008

	Issuance Price	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Deficit
		Shares	Amount	Shares	Amount
Balance at December 31, 2007		-	$ -	29,465,2611	$ 294,653	$ 25,598,217	$ (28,459,951)	$ (2,567,081)
Net loss for year ended December 31, 2008		-	-	- -	-	-	(1,923,067)	(1,923,067)
Fair value of options and warrants issued						392,292		392,292
Issuance of preferred stock for cash, net	$1,000	1,000	10	-	-	793,783	-	793,793
Conversion of preferred stock to common stock	0.25	(1,000)	(10)	4,000,0000	40,000	(39,990)	-	-
Issuance of common stock for cash in private placements and stock plan	0.10-0.25	-	-	1,348,404	13,484	126,357	-	139,841
Issuance of common stock for services	0.06-0.33	-	-	702,439	7,024	179,287	-	186,311
Stock dividend to preferred shareholders	0.09-0.27	-	-	437,273	4,373	73,530	(77,903)	-
Deemed dividend for beneficial conversion feature		-	-	-	-	562,841	(562,841)	-
Deemed dividend for warrant modification		-	-	-	-	636,247	(636,247)	-

Balance at December 31, 2008		-	-	35,953,377	359,534	28,322,564	(31,660,009)	(2,977,911)

Net loss for year ended December 31, 2009		-	-	-	-	-	(2,971,207)	(2,971,207)
Reclassify warrants with embedded derivatives to adopt FASB ASC Topic 815		-	-	-	-	-	(687,723)	(687,723)
Fair value of options and warrants issued		-	-	-	-	485,995	-	485,995
Exercise of options and warrants for cash, net	$0.10	-	-	1,774,889	17,749	152,073	-	169,822
Exercise of cashless options and warrants	0.10	-	-	2,528,879	25,289	(25,289)	-	-
Option-Warrant Inducement Expense		-	-	-	-	84,148	-	84,148
Issuance of common stock for cash in private placements and stock plan	0.08-010	-	-	8,039,850	80,398	679,337	-	759,735
Issuance of common stock for services and salaries	0.045-0.22	-	-	3,744,006	37,440	352,306	-	389,746

Balance at December 31, 2009		-	$ -	52,041,001	$ 520,410	$ 30,051,134	$ (35,318,939)	$ (4,747,395)

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Cash Flows
	Year ended December 31,
Operating Activities	2009 2008
Net loss	$(2,971,207)	$(1,923,067)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	21,978	19,774
Common stock issued for salaries and services	315,390	186,311
Fair value of options issued	485,995	392,292
Inducement expense	84,148	-
Changes in operating assets and liabilities:
Derivative liabilities	1,240,397	-
Other current assets	(39)	18,875
Accounts payable and accrued expenses	(192,686)	413,033
Accrued interest – related party	88,521	(110,000)
Accrued expenses – related party	24,389	53,971
Net cash used in operating activities	(903,114)	(948,811)

Investing Activities
Purchase of property and equipment	-	(980)
Investment in Patents	(13,080)	(20,174)
Net cash used in investing activities	(13,080)	(21,154)

Financing Activities
Proceeds from exercise of warrants and options	169,822	-
Issuance of common stock for cash	759,735	139,841
Issuance of convertible preferred stock for cash	-	793,793
Net cash provided by financing activities	929,557	933,634
Net increase (decrease) in cash	13,363	(36,331)
Cash and cash equivalents at beginning of period	10,853	47,184
Cash and cash equivalents at end of period	$24,216	$10,853

Supplemental Cash Flow Information
Cash paid for interest	$4,638	$202,435
Cash paid for income taxes	$-	$-
Common stock issued for prepaid legal fees	$74,356	$-
Stock dividend to preferred shareholders	$-	$77,903
Deemed dividend for beneficial conversion feature of preferred stock	$-	$562,841
Deemed dividend for anti-dilution warrants	$-	$636,247
The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
December 31, 2009 and 2008

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

There can be no assurance that capital will be available as necessary to meet the Company's working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected and the Company may cease operations. Based on these factors, our auditors have raised substantial doubt regarding our ability to continue as a going concern.

Fair Value of Financial Instruments

Under the FASB ASC, we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option. Consistent with Fair Value Measurement Topic of the FASB ASC, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

Our Level 1 assets and liabilities primarily include our cash and cash equivalents (including our money market accounts), accounts receivable, accounts payable and accrued liabilities due to the immediate or short-term maturities of these financial instruments. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. Our Level 2 liabilities consist of the derivative liabilities. These are valued using observable inputs from readily available pricing sources for similar liabilities in active markets.

Stock Based Compensation

Stock based compensation expense is recorded in accordance with Financial Account Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718, Compensation – Stock Compensation, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

The fair value of each option granted in 2008 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of between 109.6 and 165.75%, risk-free interest rate between 1.00 and

3.34%, and expected life between 2 and 8 years.  The fair value of each option granted in 2009 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of between 145.9% and 215.74%, risk-free interest rate between 0.04% and 2.02%, and expected life between 0.1 and 5 years.

Cash and Cash Equivalents

The Company classifies investments as cash equivalents if the original maturity of an investment is three months or less.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to uncollectibility.  The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations.  The Company had no material accounts receivable and no allowance at December 31, 2009 and 2008.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company continually assesses the appropriateness of inventory valuations giving consideration to slow-moving, non-saleable, out-of-date or close-dated inventory. As of December 31, 2009 and 2008 the Company had $2,009 and $2,342, respectively, of inventory included in other current assets.

Property and Equipment

Property and equipment are stated on the basis of historical cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the two to seven year estimated useful lives of the assets.

Patents and Patent Expenditures

AMAR holds patent license agreements and holds patents that are owned by the Company. All patent license agreements remain in effect over the life of the underlying patents. Accordingly, the patent license fee is being amortized over 15-17 years using the straight-line method. Patent fees and legal fees associated with the issuance of new owned patents are capitalized and amortized over 15-17 years.  Amortization expense amounted to $16,724 and $14,271 for the years ended December 31, 2009 and 2008, respectively.

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

Royalty revenue

Royalty revenue is calculated based on royalty fees as a percent of net sales relating to a license.  Amarillo recognizes revenue on these royalty payments in the year the revenue is generated by the licensee.  Royalty revenue of $1,479 was reported in the year ended December 31, 2009 for HBL sales of Bimron to BioVet.  HBL reported no sales of Bimron to Bio Vet for 2008.

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

The most significant estimates are the assumptions used in the valuation models to determine the fair value of stock-based compensation and the fair value of the derivative liability.

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

Other Concentrations

The Company and its sublicensees are reliant on a single, foreign supplier for its products.  The loss of this supplier could adversely affect the Company’s future revenues.  During 2009 and 2008 the majority of revenue came from sublicense fees from three of its sublicensees.  The loss of revenue from one these revenue sources could adversely affect the Company’s future revenues.

Recent Accounting Pronouncements

In June 2009, FASB released the Codification which became the source of authoritative GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. For all financial statements issued after September 15, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification does not change how we account for our transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, we will refer to topics in the Codification rather than the superseded standards. The adoption of the Codification did not have an impact on the condensed financial position, results of operations, cash flows or financial statement disclosures.

In accordance with Financial Account Standards Board Accounting Standards Codification (“FASB ASC”) Topic 815, the Company reclassified warrants with embedded derivative feature (full-ratchet anti-dilution provision) to liabilities at fair value on January 1, 2009 and reported the change in fair value of the warrants at the end of each quarter in 2009.

The fair value of warrants with embedded derivative feature was estimated on January 1, 2009 and at the end of each quarter in 2009 with the binomial Black-Scholes option-pricing pricing model with the following assumptions: probability of anti-dilution ratchet at $0.06 per share between 25% and 50%, dividend yield 0.0%, expected volatility between 138% and 233%, risk-free interest rate between 0.4% and 0.8% and expected life between 1 and 2 years.

2. Property, Equipment and Software

Equipment is stated at cost less accumulated depreciation and consists of the following at December 31, 2009 and 2008:

	2009	2008
Furniture and equipment	$38,221	$41,540
Software	8,012	8,012
	46,233	49,552
Less: accumulated depreciation	(41,912)	(39,977)
Fixed Assets, net	$4,321	$9,575

Depreciation expense amounted to $4,486 and $5,503 for the years ended December 31, 2009 and 2008, respectively.

3. Notes Payable

The Company has two $1,000,000 notes payable under an unsecured loan agreement with HBL dated July 22, 1999.  The annual interest rate on unpaid principal from the date of each respective note is 4.5 percent, with accrued interest being payable at maturity.  $1,000,000 was payable on or before June 3, 2008.  The other $1,000,000 was payable on or before August 28, 2008.  On December 10, 2008, HBL proposed to extend the two notes and accrued interest until December 3, 2009 and February 28, 2010 if payment of $200,000 of accrued interest was received by February 28, 2009.  If an additional $145,000 is paid, HBL will extend the notes an additional year.  We have requested more time to pay the $200,000 to extend the notes.  Although we are currently in default of the notes, HBL has not demanded payment.

During 2008, the Company paid HBL $200,000 of interest on these notes, apart from the pending arrangement above.

The Company has a line of credit with Wells Fargo for $20,000, with interest at the prime rate plus 6.75 percent. There was an outstanding balance at December 31, 2009 and 2008 of $498 and $19,941, respectively, which is included in accounts payable and accrued expenses. This line is used from time to time for purchases.  The Company paid $877 and $2,435 of interest under the line of credit in 2009 and 2008, respectively.

4. License, Sublicense, Manufacturing, Research and Supply Agreements

Manufacturing and Supply Agreements:

The Company was a party to the following manufacturing and supply agreements at December 31, 2009.

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

License and Sublicense Agreements:

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

A $7,500 minimum cash royalty was paid by the Company to Texas A&M University System during 2009. A total of $78,360 in sublicense fees are owed to HBL based on sublicense fee income earned by the Company during 2008 and 2009 and are included in accrued expenses – related party.  The Company has also entered into various sublicense agreements under which the Company is entitled to receive royalties based on the net sales value of licensed products.

Research Agreements:

The Company contracts with third parties throughout the world to conduct research including studies and clinical trials. These agreements are generally less than one year in duration.  The Company plans to pay third parties approximately $5,000 in 2010 for the oral warts in HIV+ patients study that was recently completed.  The Company plans to pay third parties approximately $5,000 in 2010 for expenses related to the winter colds and influenza symptoms study that was recently completed in Australia.

5. Common Stock

The Company has 100,000,000 shares of voting common shares authorized for issuance.  On December 31, 2009, the Company had 76,964,764 shares of common stock outstanding and reserved for issuance upon exercise of options and warrants.  The Company issued common stock in 2009 and 2008 as follows:

Common Stock Issued in 2009	Shares	Issue Price	Net Price
Private placements – cash	7,977,350	$0.10	$754,735
Directors, officers, consultants plan – cash	62,500	0.08	5,000
Directors, officers, consultants plan – salaries	1,877,715	0.05-0.20	157,619
Directors, officers, consultants plan – services	1,866,291	0.06-0.26	232,127
Options exercised – cash	1,774,889	0.10	169,822
Options exercised – cashless	2,528,879	0.10	-
Total Common Stock Issued in 2009	16,087,624	$0.05-0.26	$1,319,303

Common Stock Issued in 2008	Shares	Issue Price	Net Price
Private placements – cash	1,160,000	$0.10-0.25	$121,000
Directors, officers, consultants plan – cash	188,404	0.10	18,841
Officers – salaries	280,772	0.11-0.33	52,086
Consultants – services	421,667	0.06-0.33	134,225
Preferred stock dividends	437,273	0.09-0.27	77,903
Conversion of preferred stock to common	4,000,000	0.01	40,000
Total Common Stock Issued in 2008	6,488,116	$0.01-0.33	$444,055

During the years ended December 31, 2009 and 2008, finder’s fees paid related to private placements of stock totaled $50,667 and $10,000 respectively, and are included as general and administrative expenses in the accompany statements of operations.

6.  Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized for issuance which is issuable in series.  During the first quarter of 2008, the Company completed a private placement by selling 1,000 shares of Series A convertible preferred stock for $1,000 per share in a private placement offering; generating gross proceeds of $1,000,000 and net proceeds of $793,793.  The convertible preferred stock is convertible into 4,000,000 shares of common stock.  The investor also received five year warrants to purchase 4,000,000 shares of common stock at $0.30 per share, subject to anti-dilution provisions. The investment banker was paid a commission of $80,000 plus received five year warrants to purchase 640,000 shares of common stock at $0.30 per share, also subject to anti-dilution provisions.

The Series A preferred shareholder was paid $77,903 (10% annualized return) of stock dividends during 2008.  A total of 437,273 shares were issued at $0.09 to $0.27 per share.  The preferred stock shareholder converted all the outstanding preferred stock into common stock at $0.25 in October 2008.  Currently there is no preferred stock outstanding and no future dividends required to be paid.

7. Stock Option and Stock Plans

Stock Plans *	Issue Date Range	Total Shares Authorized	Shares Issued	Shares Remaining
2008 Consultants Stock Grant Plan	3/31/08 – 12/31/08	100,000	100,000	0
2008 Stock Incentive Plan	5/23/08	600,000	166,667	433,333
2008-B Consultants Stock Grant Plan	10/15/08	75,000	75,000	0
2008 Executive Officers Compensatory Stock Plan	7/10/08 – 9/17/08	200,000	51,563	148,437
2008 Amended and Restated Directors, Officers and Consultants Stock Purchase Plan	10/22/08 – 12/31/09	10,000,000	3,276,982	6,723,018
2009 Consultants Stock Grant Plan	7/13/09 – 10/31/09	100,000	50,000	50,000
Non Stock Plan Issuances	6/2/08 – 10/31/09	929,562	929,562	0
Totals		12,004,562	4,649,774	7,354,788

Stock Option Plans *	Issue Date Range	Total Options Authorized**	Options Issued	Options Remaining
2009A Officers, Directors, Employees and Consultants Nonqualified Stock Option Plan ***	4/30/09 – 6/4/09	3,000,000	2,000,000	1,000,000
Non Stock Option Plan Issuances	1/2/08 – 11/9/09	2,506,912	2,506,912	0
Totals		5,506,912	4,506,912	1,000,000

*       The Board of Directors has approved all stock, stock option and stock warrant issuances.

**     One option reserves one share of common stock.

***  This plan replaces and supersedes in their entirety the Company’s Outside director and Advisor Stock Option Plan, as amended and restated as of May 11, 1999; the Company’s 1996 Employee’s Stock Option Plan, as amended and restated as of May 11, 1999; and the Company’s First Amended 2006 Employee’s Stock Option and Stock Bonus Plan; provided however, that options already issued and outstanding under said superseded plans shall continue to be outstanding and exercisable in accordance with their terms, as such may have been extended or re-priced from time to time, and the terms of any applicable option agreements entered into between the Company and the Optionee.

10.  Stock Options and Warrants

Stock Options:

A summary of the Company's stock option activity and related information for the years ended December 31, 2009 and 2008 is as follows:

	2009		2008
	Options	Price	Options	Price
Outstanding Beg of Year	8,882,412	$0.10-0.87	9,193,412	$0.20-0.87
Granted	2,650,000	0.13-0.18	1,776,912	0.10-0.35
Cancelled/Expired	(2,850,000)	0.13-0.72	(2,087,912)	0.20-0.48
Exercised	(2,079,008)	0.10	-	-
Outstanding End of Year	6,603,404	0.10-0.87	8,882,412	0.10-0.87
Exercisable End of Year	5,803,404	0.10-0.87	7,172,412	0.10-0.87

Options reserved for the Director, employee and consultant plan but not issued (1,000,000) are not included in the table above since this stock may be utilized for other purposes if not used for the plans. The weighted-average remaining contractual life of the above options is 1.87 years.

In November 2009, the Board approved an incentive to encourage option and warrant holders (“Holders”) to exercise their options or warrants. Holders were allowed, for a limited time, to exercise up to one-third of the options or warrants they held, at an exercise price of $0.10 per share and, for each option or warrant so exercised, two additional options or warrants were converted to cashless options or warrants, and deemed exercised immediately on a cashless basis with an exercise price of $0.10. The Company recognized $84,148 of expense related to option and warrant modifications described below.

During 2009 and 2008, the Company issued 2,650,000 and 1,076,912 options, respectively, to consultants, advisors, directors, employees and two former employees, and the Company recognized expense of $201,124 and $76,745, respectively, related to these options.

During 2006, the Company issued 1,200,000 options to Company officers. These options vest over the next four years.  The remaining cost expected to be recognized if the remaining options vest is $112,874. In 2008, Company issued 700,000 options to a new officer.  The officer resigned during 2009 and these options expired.   During 2009 and 2008, the Company recognized $284,871 and $304,025, respectively, of expense related to options issued to Company officers.  Directors, officers and consultants exercised 2,079,008 and 0 options in 2009 and 2008, respectively.

Stock Warrants:

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2009 and 2008 is as follows:

	2009		2008
	Warrants	Price Range	Warrants	Price Range
Outstanding Beg of Year	15,360,000	$0.10-2.00	260,000	$0.47-2.00
Granted	7,877,350	0.10-0.20	15,160,000	0.10-0.30
Cancelled	(200,000)	2.00	(60,000)	0.47-0.50
Exercised	(4,716,991)	0.10	-	-
Outstanding End of Year	18,320,359	0.10-0.20	15,360,000	0.10-2.00
Exercisable End of Year	18,320,359	0.10-0.20	15,360,000	0.10-2.00

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2008 is 2.41 years.

During 2008, 15,160,000 warrants were issued.  Of these, 12,000,000 were issued to a preferred shareholder, 1,920,000 to an investment banking company, 80,000 to a consultant and 1,160,000 to purchasers of unsecured private placement stock.  Deemed dividends for $548,489 and $87,758 were recognized for the warrants issued to the preferred shareholder and investment banking company respectively.  We recognized $11,522 for stock compensation expense for the warrants issued to a consultant.   We recognized the total purchase price for private placement stock and warrants as the cost to purchase the stock.

In November 2008, we sold private placement stock for $0.10 per share, which triggered the anti-dilution provisions of some of the outstanding warrants, and recognized $636,247 of deemed dividends in connection with the anti-dilution benefits we then provided to the applicable warrant holders.   Specifically, the holders of 4,640,000 warrants with anti-dilution provisions received 9,280,000 additional warrants in connection therewith.    Total warrants were increased by a factor of three and the exercise price reduced to $0.10.

Warrants issued in connection with a preferred stock financing in the first quarter of 2008 (“Firebird warrants”) have an embedded derivative feature (full-ratchet anti-dilution provision). We are at risk of triggering the warrant anti-dilution provisions of previously issued warrants if we sell stock below $0.10 per share to any non-exempt parties.  Options and warrants issued prior to January 8, 2008 plus officers, directors and consultants under stock plans approved by outside board of director members are exempt from the anti-dilution provisions.  In accordance with FASB ASC Topic 815, the Company reclassified the warrants to liabilities at fair value on January 1, 2009 and reported the change in fair value of the warrants at the end of each quarter to date in 2009.

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

The binomial Black-Scholes pricing model was used similar to the valuations above to calculate the fair value of the warrants with embedded features on December 31, 2009.  The probability of not triggering the reset at $0.10 per share was estimated as 75% since the stock closing price was $0.17 on December 31, 2009.  The probability of private placement issuances triggering a reset at the estimated stock price of $0.06 per share was estimated as 25%. The Black-Scholes option-pricing model was utilized with the following assumptions: dividend yield 0.0%, expected volatility o%, risk free interest rate 0.47%, and expected life of approximately 1 year.  The valuation for the remaining 12,447,999 warrants outstanding was $1,928,120 on December 31, 2009.  The derivative loss for the first nine months of 2009 was $1,240,397.

We are at risk of triggering the warrant anti-dilution provisions again in the future if we sell stock below $0.10 per share to any non-exempt parties.  Holders of options and warrants prior to January 8, 2008 plus officers, directors and consultants under stock plans approved by outside board of director members are exempt from the anti-dilution provisions.

During 2009, 7,877,350 warrants were issued together with private placement sales of 7,877,350 shares of stock.  We recognized the total purchase price for private placement stock and warrants as the cost to purchase the stock.

In 2009, investment bankers exercised 1,472,001 cashless warrants at $0.10 per share and received 785,854 shares of stock.  A total of 686,147 shares of stock reserved for exercise of warrants were returned to the Treasury.  Investors exercised 3,244,990 warrants in 2009, in addition to the cashless exercise.  No warrants were exercised in 2008.

Stock Option and Warrant Exercise Incentive:

On November 9, 2009 the Board approved incentives to encourage option and warrant holders to exercise options and warrants. Option and Warrant holders exercised up to one third of the options or warrants they held, at a price of $0.10 per share cash to the Company, and for each option or warrant so exercised, two were converted to cashless options/warrants with an exercise price of $0.10 per share, and deemed exercised immediately, on a cashless basis.

The company determined that this was a modification of equity instruments, and accounted for the inducement under ASC Topic 718. For option and warrant holders who accepted the inducement and exercised their instruments under the terms noted above, an incremental fair value of the inducement was determined using the Black-Scholes option pricing model, with the following assumptions: dividend yield 0.0%, expected volatility of 147-215%, risk free interest rate 0.04-2.2%, and  expected life of  0.2-5.3 years. The Company recognized $84,148 of expense related to the inducement.  See summary of the exercise incentive transactions below:

	Options/Warrants Exercised	Reserved Common Stock Returned to Treasury	Common Stock Issued	Net Cash to Company
Options	2,079,008	733,410	1,345,598	$ 69,322
Warrants	3,244,990	1,072,674	2,172,316	$100,500
Total	5,323,998	1,806,084	3,517,914	$169,822

11.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company’s deferred tax asset of approximately $9,180,000 and $8,976,000 at December 31, 2009 and 2008 respectively, was subject to a valuation allowance of $9,180,000 and $8,976,000 at December 31, 2009 and 2008 respectively, because of uncertainty regarding the Company’s ability to realize future tax benefits associated with the deferred tax assets. Deferred tax assets were comprised primarily of net operating loss carryovers under the cash method of accounting used by the Company for federal income tax reporting. The valuation allowance increased by $204,000 and $976,000 in 2009 and 2008, respectively.

At December 31, 2009, the Company has net operating loss carryforwards of approximately $27,000,000 for federal income tax purposes expiring in 2010 through 2029.  The ability of the Company to utilize these carryforwards may be limited should changes in stockholder ownership occur.

The difference between the reported income tax provision and the benefit normally expected by applying the statutory rate to the loss before income taxes results from the change during 2009 and 2008 of the deferred tax asset valuation allowance. As a result, the reported effective tax rate is 0%.

12. Commitments and Contingencies

Delinquent payroll

During 2009, the Company curtailed payment of salaries payable to senior management of the Company. As of December 31, 2009, approximately $135,000 of unpaid salaries due to senior management of the Company is included in accounts payable and accrued expenses.  The significance of the amounts owed to senior management subjects the Company to the risk of resignation by these officers, as well as possible litigation.

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

Clinical Trial Costs

The Company estimates the clinical trial costs for the oral warts Phase 2 study recently completed is approximately $5,000 in 2010.  The Company plans to pay third parties approximately $5,000 in 2010 for expenses related to the winter colds and influenza symptoms study that was recently completed in Australia.  The ongoing Phase 2 hepatis C clinical study in Taiwan is funded by CytoPharm.  The proposed Phase 3 influenza study in India is funded by Intas Pharmaceticals.

Litigation

The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 2009.

13. Related Party Transactions

The Company has relied significantly on HBL, the largest shareholder of the Company, for a substantial portion of its capital requirements. Pursuant to the Development Agreement previously described, HBL advanced $9,000,000 for funding of research. In addition, HBL has purchased substantial amounts of the Company’s common stock from time to time, to the point where it now owns 5.99% of the issued and outstanding shares of common stock of the Company.

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

Additionally, the Company is obligated to pay HBL a percentage of sublicense fee income the Company receives.  There were no sales of interferon alpha and no royalty payments made to HBL in 2008 and 2009.    The Company recorded $53,971 of sublicense fees to HBL in 2008 and $24,407 of sublicense fees to HBL in 2009.  A total of $78,360 of sublicense fees were owed to HBL as of December 31, 2009.

HBL is obligated to pay the Company an 8% royalty on sales of oral interferon in Japan.  The Company recorded $1,479 in 2009 and $0 of royalties in 2008 from HBL animal health sales of oral interferon. The royalties due were offset against accrued interest owed to HBL.

During 2008, the Company engaged the law firm of SandersBaker, P.C.  Mr. Edward Morris, Secretary of the Company, is a partner in that firm. The Company was invoiced for $47,677 in 2008 for legal services rendered by SandersBaker.  During 2009, the Company engaged the law firm of Underwood, Wilson, Berry, Stein and Johnson P.C. of which Mr. Morris is a shareholder.  During the twelve months ended December 31, 2009 the Company incurred approximately $65,066 of legal fees from this law firm plus $74,356 of stock payments were recognized as a prepaid legal expense for $60,000 of S-1 Registration Statement fees.

14.  Subsequent Events

Management has evaluated subsequent events for recognition or disclosure through the date these financial statements were issued.

Since December 31, 2009, the Company has sold 1,060,000 unregistered shares of common stock for $0.10 per share plus 1,060,000 3-year warrants with $0.10 per share exercise price.  Net proceeds totaled $106,000.  On January 31, February 28 and March 12, 2010, the Company issued 81,806 shares of common stock to consultants for services valued at $10,829.

The Board extended incentives encouraging option and warrant holders to exercise options and warrants to January 22, 2010.  From January 11 to January 22, 2010, a total of 82,000 options were exercised at $0.10 per share generating $8,200 in net proceeds to the Company.  A total of 163,000 cashless options were exercised at $0.10 per share resulting in the issuance of 70,258 shares of common stock with 92,742 shares of common stock previously held in reserve for options returned to the Treasury.  The incremental fair value of the inducement was $4,801, which was recognized as expense.  The Board granted 100,000 options with 2-year term and $0.11 exercise price to a consultant on March 8, 2010.  One quarter of the options (fair value $2,213) vest each quarter during 2010.

On January 7, 2010, the Company entered into a License and Supply agreement with Intas Pharmaceuticals, Ltd.  Intas plans to launch a Phase 3 clinical trial of the Company’s orally administered interferon-alpha lozenges in India.  Intas will pay the Company a royalty on net sales in India and Nepal after marketing approval is obtained.  The objective of the clinical trial planned in India is to determine the safety and efficacy of low-dose oral interferon in reducing the severity of infection with influenza viruses such as H1N1.