Form 10-Q
period 2010-03-31
AMARILLO BIOSCIENCES INC
filed 2010-05-14
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of  May 12, 2010 there were 53,980,159 shares of the issuer's common stock and no shares of the issuer’s preferred stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Amarillo Biosciences, Inc.
Balance Sheets
	March 31, 2010	December 31, 2009
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$11,966	$24,216
Other current assets	86,236	87,208
Total current assets	98,202	111,424
Property, equipment, and software, net	3,568	4,321
Patents, net	123,933	123,184
Total assets	$225,703	$238,929

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$405,160	$318,550
Accrued interest - related party	683,486	661,294
Accrued expenses – related party	78,360	78,360
Derivative liabilities	1,864,387	1,928,120
Notes payable - related party	2,000,000	2,000,000
Total current liabilities	5,031,393	4,986,324
Total liabilities	5,031,393	4,986,324

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares – 0 at March 31, 2010 and December 31, 2009	-	-
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 53,399,073 at March 31, 2010 and 52,041,001 at December 31, 2009	533,991	520,410
Additional paid-in capital	30,214,704	30,051,134
Accumulated deficit	(35,554,385)	(35,318,939)
Total stockholders' deficit	(4,805,690)	(4,747,395)
Total liabilities and stockholders’ deficit	$225,703	$238,929

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
(Unaudited)

	Three months ended March 31,
	2010		2009
Revenues:
Dietary supplement sales		$96	$132
Sublicense fee revenue		-	782
Total revenues		96	914

Cost of revenues:
Product sales		57	25
Sublicense fee revenues		-	391
Total cost of revenues		57	416
Gross margin		39	498

Operating expenses:
Research and development expenses		101,288	170,951
Selling, general and administrative expenses		175,162	247,524
Total operating expenses		276,450	418,475

Operating loss		(276,411)	(417,977)

Other income (expense)
Change in fair value of derivative instruments		63,733	(124,724)
Interest expense		(22,769)	(22,855)
Interest and other income		-	1,960
Net income (loss)		$(235,447)	$(563,596)

Basic and diluted net loss per share	$	(0.00)	$(0.01)

Basic and diluted weighted average shares outstanding		52,795,517	38,343,377

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2010		2009

Net cash used in operating activities	$	(118,579)	$	(310,178)

Cash from investing activities:
Patent expenditures		(4,871)		(362)
Net cash used in investing activities		(4,871)		(362)

Cash from financing activities:
Proceeds from exercise of options		8,200		-
Proceeds from sale of common stock		103,000		325,000
Net cash provided by financing activities		111,200		325,000

Net increase (decrease) in cash		(12,250)		14,460
Cash and cash equivalents at beginning of period		24,216		10,853
Cash and cash equivalents at end of period		$11,966		$25,313
Supplemental disclosure of cash flow information
Cash paid for interest		$577		$724
Cash paid for income taxes		-		-

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
(Unaudited)

1.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

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

3.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On March 31, 2010, a total of 79,036,169 shares of common stock were either outstanding (53,399,073) or reserved for issuance upon exercise of options and warrants (25,637,096).  Common stock issuances in the first quarter of 2010 are as follows:

Common Stock Issued in Q1 2010	Shares	Issue Price	Net Price
Private placements – cash	1,060,000	$0.10	$103,000
Directors, officers, consultants plan – services	145,814	0.105-0.16	19,130
Options exercised – cash	82,000	0.10	8,200
Options exercised – cashless	70,258	0.10	-
Total Common Stock Issued in Q1 2010	1,358,072	$0.105-0.16	$130,330

Brokerage commissions totaled $3,000 during the first quarter of 2010.  Net price above reflects net proceeds after commissions are deducted.  Private placement stock issued during the first quarter of 2010 included 100% warrant coverage (1,060,000 warrants) with $0.10 exercise price and 3-year term.

4.
Common Stock Options.  We recognized $40,153 of employee options expense, related to previously issued options during the three months ended March 31, 2010.  The remaining cost expected to be recognized if these options vest is $72,721.  The Board granted 100,000 options with 2-year term and $0.11 exercise price to a consultant on March 8, 2010 with a fair value of $8,852.  One quarter of the options (fair value $2,213) vest each quarter during 2010.  An officer and a consultant exercised 245,000 options in 2010.  See “6.  Stock Option and Warrant Exercise Incentive” below for more details about 2010 stock option exercises. Options for the purchase of 201,667 shares expired during the period ending March 31, 2010.

5.
Common Stock Warrants.  Private placement stock (1,060,000 shares) issued at $0.10 per share during the first quarter of 2010 included 1,060,000 warrants with $0.10 exercise price and 3-year term.  We received $103,000 of net proceeds.  We recognized the total purchase price for private placement stock and warrants as the cost to purchase the stock.

Warrants issued in connection with a preferred stock financing in the first quarter of 2008 (“Firebird warrants”) have an embedded derivative feature (full-ratchet anti-dilution provision). We are at risk of triggering the warrant anti-dilution provisions of previously issued warrants if we sell stock below $0.10 per share to any non-exempt parties.  Options and warrants issued prior to January 8, 2008 plus officers, directors and consultants under stock plans approved by outside board of director members are exempt from the anti-dilution provisions.  In accordance with Financial Account Standards Board Accounting Standards Codification (“FASB ASC”) Topic 815, the Company reclassified the warrants to liabilities at fair value on January 1, 2009 and reported the change in fair value of the warrants at the end of each quarter to March 31, 2010.

The binomial Black-Scholes pricing model was used to calculate the fair value of the warrants with embedded features on March 31, 2010.  The probability of not triggering the reset at $0.10 per share was estimated as 50% since the stock closing price was $0.1295 on March 31, 2010.  The probability of private placement issuances triggering a reset at the estimated stock price of $0.06 per share was estimated as 50%. Triggering the reset provision is in the Company’s control.

The Black-Scholes option-pricing model was utilized with the following assumptions: dividend yield 0.0%, expected volatility 161.15%, risk free interest rate 0.41%, and expected life of approximately 2.78 years.  The valuation for the remaining 12,447,999 warrants outstanding was $1,864,387 on March 31, 2010.  The derivative gain for the first three months of 2010 was $63,733.

6.     Stock Option and Warrant Exercise Incentive

On November 9, 2009 the Board approved incentives to encourage option and warrant holders to exercise options and warrants. Option and Warrant holders exercised up to one third of the options or warrants they held, at a price of $0.10 per share cash to the Company, and for each option or warrant so exercised, two were converted to cashless options/warrants with an exercise price of $0.10 per share, and deemed exercised immediately, on a cashless basis.  The Board extended the exercise incentive until January 22, 2010.

The Company determined that this was a modification of equity instruments, and accounted for the inducement under ASC Topic 718. For option and warrant holders who accepted the inducement and exercised their instruments under the terms noted above, an incremental fair value of the inducement was determined using the Black-Scholes option pricing model, with the following assumptions: dividend yield 0.0%, expected volatility of 149-193%, risk free interest rate 0.16 -2.37%, and  expected life of  0.61-4.27 years. The Company recognized $4,456 of expense related to the inducement in the first quarter of 2010.  See summary of the exercise incentive transactions below:

	Options/Warrants Exercised Q1 2010	Release of Common Stock Reserved	Common Stock Issued	Net Cash to Company
Options	245,000	92,742	152,258	$ 8,200
Warrants	-	-	-	-
Total	245,000	92,742	152,258	$ 8,200

7.
Notes Payable – Related Party.  Two $1,000,000 notes are payable under an unsecured loan agreement with Hayashibara Biochemical Laboratories, Inc. (“HBL”), a major stockholder, dated July 22, 1999.  Although we are currently in repayment default on the notes, HBL has not demanded payment.

8.
Line of Credit.  We have a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent.  There was an outstanding balance on March 31, 2010 of $16,745 which is included in accounts payable.

9.	License and Sublicense Agreements. During the first quarter of 2010 no license fees were received.

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

10.   Related Party Transactions.  The Company engaged the law firm of Underwood, Wilson, Berry, Stein and Johnson P.C. of which Mr. Morris is a shareholder.  Mr. Morris is also the Secretary of the Company.  During the three months ended March 31, 2010 the Company incurred approximately $6,130 of legal fees from this law firm.

11.  Subsequent Events.  Since March 31, 2010, the Company sold 525,000 unregistered shares of common stock for $0.10 per share together with 525,000 warrants with 3-year term and exercisable at $0.10 per share. Net proceeds after $5,000 of broker commissions totaled $47,500 On April 30, 2010, the Company issued 56,086 shares of common stock to a consultant for services valued at $5,889.

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

Company Goal – FDA Approval and Commercialization of Oral Interferon.
Amarillo Biosciences, Inc. (OTCBB: AMAR), is the world leader in the development of low-dose interferon for oral delivery and is conducting Phase 2 clinical studies testing oral interferon in animal and human diseases. We have changed our focus from Orphan Diseases (small markets) to treatment of diseases with large markets to attract large pharma partners.  Our funding strategy is to seek private placement and partner funding  to complete Phase 2 clinical studies for influenza,  chronic cough in COPD patients, and hepatitis C; then seek large pharma partners to fund and help with the regulatory approval process in the US and Europe.  We believe that our technology and the large, billion-dollar markets for these disease indications will attract global pharma partners sometime later this year or early next year.

Dr. Manfred Beilharz, Chair of Microbiology and Immunology, Biomolecular and Chemical Sciences at the University of Western Australia recently reported results of a Phase 2 clinical trial in Perth, Australia that showed low-dose interferon lozenges provide an effective, safe and economical form of prophylaxis against colds and influenza.  Interferon lozenges were also shown in this study to enhance the effectiveness of seasonal influenza vaccine.  We think the implications of this study should help us in attracting a global pharma partner.

Intellectual Property
Our portfolio consists of patents with claims that encompass method of use or treatment with interferon and composition of matter and manufacturing.  We currently own or license six patents and two pending patents related to low-dose orally delivered interferon, and one issued patent on our dietary supplement.  We have completed more than 100 pre-clinical (animal) and human studies of the safety and efficacy of low-dose orally delivered interferon.

Technology - Non-toxic Interferon
Injectable interferon is FDA-approved to treat some neoplastic, viral and autoimmune diseases.  Many patients experience moderate to severe side effects that result in discontinuance of injectable interferon therapy. Our product is a natural human interferon alpha delivered into the oral cavity as a lozenge in low (nanogram) doses. The lozenge dissolves in the mouth where interferon binds to surface (mucosal) cells in the mouth and throat resulting in stimulation of immune mechanisms.  Orally delivered interferon has been shown to activate hundreds of immune system genes in the peripheral blood.  Human studies have shown that oral interferon is effective against viral and autoimmune diseases. Oral interferon is given in concentrations 10,000 times less than that given by injection, resulting in negligible side effects.

Governmental or FDA approval is required for our principal products.  Our progress toward approval is discussed under each specific indication, below.

Influenza/Cold - FDA Phase 2 Study
The University of Western Australia has completed a double-blind Phase 2 clinical study of oral interferon as prevention/treatment of respiratory illnesses, including influenza.   A total of 200 healthy adult volunteers were enrolled in this study to take a once daily dose of oral interferon or placebo for 16 weeks during the 2009 Australian cold and flu season. The primary endpoint was the rate of influenza-like illness in each group over the 16-week study period. Secondary endpoints included the incidence and severity of 13 different cold/flu symptoms. A total of 198 subjects took at least one dose of study drug and completed at least one symptom questionnaire, making them evaluable for treatment response.

The rate of influenza-like illness was reduced by 13% in the IFN group to 54.5%, compared to 62.6% in the placebo group, but this difference was not statistically significant. The incidence of cold/flu symptoms was similar between the groups, but there was a notable shift in symptom severity from moderate/severe in the placebo group to mild in the IFN group. This shift reached statistical significance (p<0.05) for the symptoms of feverishness and head congestion, and was borderline significant (p=0.07) for sore throat, meaning fewer subjects treated with IFN reported moderate/severe symptoms, compared to those given placebo.

As a secondary analysis, subjects were divided into those who received seasonal influenza vaccine prior to the study (n=88) and those who did not (n=110). Within the non-vaccinated sub-group, there were no differences between IFN treatment and placebo in the rate of influenza-like illness or symptom severity.

Among the subjects vaccinated against influenza, however, subjects treated with interferon  had a significantly lower incidence of influenza-like illness during the study, compared to those in the placebo group (43.2% vs. 70.6%, p=0.01). Within the vaccinated sub-group, the overall incidence of moderate/severe symptoms was reduced in subjects treated with IFN, with significantly (p<0.05) fewer subjects in the IFN group reporting moderate/severe cases of chest congestion, headache, head congestion or sore throat, compared to the placebo group.

Further secondary analyses explored differences in response based on the age of the subjects. Subjects were split into those who were age 50 or older at the start of the study (n=93) vs. those who were under age 50 (n=105). Among the younger subjects, there were no differences between IFN and placebo in symptom severity or the rate of influenza-like illness.

However, among the subjects who were age 50 and above at entry, and therefore considered to be at high risk for severe influenza complications, the incidence of influenza-like illness was  significantly reduced in the IFN treated subjects, compared to subjects in the placebo group (36.2% vs. 67.4%, p<0.01). In addition, a number of cold/flu symptoms were reduced in severity in IFN treated subjects, compared to those given placebo, among the volunteers who were 50 years old and up at study entry. Within the sub-group of subjects age 50 and above, the overall incidence of moderate/severe symptoms was reduced in subjects treated with IFN, with significantly (p<0.05) fewer subjects in the IFN group reporting moderate/severe cases of headache, sneezing or sore throat, compared to subjects given placebo.

Analysis of adverse event reports and routine laboratory variables indicates that low-dose oral interferon therapy was safe in this study. No significant differences were found between the groups in the number or severity of adverse events. Placebo subjects reported an average of 1.4 adverse events each, compared to an average of 1.3 adverse events reported per interferon-treated subject.

No clinically meaningful differences were found between IFN and placebo with respect to changes in any of the 31 serum chemistry or CBC variables that were assessed in the study.

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

Data from a Phase 2 clinical study at Texas Tech University shows that treatment with oral interferon leads to a rapid and significant reduction in the cough associated with idiopathic pulmonary fibrosis (IPF), resulting in improved quality of life.  IPF is similar to COPD in that both diseases lead to a chronic cough in the majority of sufferers through inflammation of the airways. A proof-of-concept study of low-dose oral interferon as treatment of chronic cough is ongoing at Texas Tech University. This  clinical study is a Phase 2, randomized, double-blind, placebo-controlled, parallel trial in which 40 eligible volunteers with IPF- or COPD-associated chronic cough will be randomly assigned to one of two groups in equal numbers to receive either oral interferon or placebo lozenges. Treatment will be given three times daily for 4 weeks, and patients will be followed for 4 weeks post-treatment to assess durability of response. The study will evaluate the ability of oral interferon to reduce the frequency and severity of chronic cough, compared to placebo.

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

Equity Funding.  In the first quarter of 2010, the Company sold 1,060,000 unregistered shares of common stock for $0.10 per share plus 1,060,000 3-year warrants with $0.10 exercise price.  Net proceeds from private placement stock sales totaled $103,000 after payment of $3,000 in commissions.  The Board extended incentives encouraging option and warrant holders to exercise options and warrants until January 22, 2010.   An officer and a consultant exercised 82,000 options at $0.10 per share to purchase 82,000 shares of unregistered common stock. The officer and consultant also exercised a total of 163,000 cashless options at $0.10 per share resulting in the issuance of 70,258 unregistered shares of common stock with 92,742 shares of common stock previously held in reserve for options returned to the Treasury.  The incremental fair value of the option exercise inducement was $4,456, which was recognized as an expense.  Net proceeds from the private placement stock sales and option exercises totaled $111,200 during the first quarter of 2010.  Two consultants were issued 135,814 registered shares and 10,000 unregistered shares of common stock for $18,080 and $1,050 of services, respectively.

Results of Operations for Quarter Ended March 31, 2010 and 2009:

Revenues.  During the quarter ended March 31, 2010, $96 from dietary supplement sales was generated compared to $132 for the quarter ended March 31, 2009, a decrease of $36 (27%).  During the quarter ended March 31, 2010, no sublicense fee was generated compared to $782 sublicense fee the quarter ended March 31, 2009.

Research and Development Expenses. Research and development expenses of $101,288 were incurred for the quarter ended March 31, 2010, compared to $170,951 for the quarter ended March 31, 2009, a decrease of $69,663 (41%).  The decrease was mostly because oral warts, influenza and hepatitis C costs and personnel costs were lower in the first quarter of 2010.   The oral warts in HIV+ patients and influenza studies were mostly completed in 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $175,162 were incurred for the first quarter in 2010, compared to $247,524 for the first quarter of 2009, a decrease of $72,362 (29%).  Most of this decrease was from lower payroll costs in the first quarter of 2010.   The Chief Operating Officer resigned on May 31, 2009 but has not been replaced to date.

Change in Fair Value of Derivative Instruments.  Change in fair value of derivative instruments was realized as a $63,733 gain in the first quarter of 2010 compared to $124,724 loss in the first quarter of 2009.   Derivative liabilities decreased $63,733 from December 31, 2009 to March 31, 2010 mostly because our stock price declined from $0.17 on December 31, 2009 to $0.1295 on March 31, 2010.  Derivative liabilities increased $124,724 from January 1, 2009 to March 31, 2009 mostly because our stock price increased from $0.055 on December 31, 2008 to $0.06 on March 31, 2009.

Other Income.  During the three-month period ended March 31, 2010, no interest and other income was generated compared to $1,960 from interest and other income for the three-month period ended March 31, 2009.   During the first quarter of 2009, interest and other income was mostly derived from the sale of office furniture.

Net Operating Loss.  In the three-month period ended March 31, 2010, the Company's net operating loss was $276,411 compared to a net operating loss for the three-month period ended March 31, 2009 of $417,977, a $141,566 (34%) reduction.  The operating loss was lower mostly because clinical and payroll costs were lower in 2010.

Net Loss.  In the three-month period ended March 31, 2010, net loss was $235,447 compared to a net loss for the three-month period ended March 31, 2009 of $563,596, a decrease of $328,149 (58%).  This reduction was mostly the $188,457 difference in derivative gains in the first quarter of 2010 and derivative losses in the first quarter of 2009.  The $141,566 reduction in operating losses during the first quarter of 2010 compared to the first quarter of 2009 also contributed to the lower net loss in the first quarter of 2010.

Liquidity Needs:  On March 31, 2010, the Company had available $11,966 cash and had a working capital deficit (current assets less current liabilities) of $4,933,191.  Current liabilities include two $1 million notes, $683,486 of accrued interest and $78,360 of accrued expenses owed to Hayashibara Biochemical Laboratories, Inc. (HBL), the Company’s second largest shareholder.   Accrued payroll and vacation expenses owed mostly to officers is $218,920.  Derivative liabilities from warrants with embedded variable features valued at $1,864,387 are also included in the working capital deficit.  That leaves approximately $88,038 of accounts payables and accrued expenses in the working capital deficit.

Assuming there is no decrease in current accounts payable, and accounting for various one–time expenses, the Company’s negative cash flow for operating activities plus equipment purchases and patent filings, the Company’s cash burn rate is approximately $66,000 per month.  The Company's continued losses and lack of liquidity raise substantial doubt about whether the Company is able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain license and milestone fees, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2010 Plan.  The Company is currently pursuing potential investors for funding.  In addition, the Company is also pursuing potential pharmaceutical partners to provide upfront license fee payments and funding for clinical studies.  There can be no assurance that private placement funding or pharmaceutical partner funding will become available.

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

We are dependant on funding from private placements of stock.  Our sales revenue, sublicense fees and royalty income are negligible compared to expenses.  Our primary focus is to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect significant sales or royalty revenue in the near term as Phase 2 and Phase 3 clinical studies must be completed before a NDA (New Drug Application) may be submitted to the FDA.  We operate at a net loss and current liabilities exceed current assets by approximately $4,933,191.  The working capital deficit includes two $1 million notes, $683,486 of accrued interest and $78,360 of accrued expenses owed to our second largest shareholder (HBL); $218,920 of accrued payroll and vacation expenses owed mostly to officers; and $1,864,387 of non-cash derivative liabilities for warrants with embedded derivatives. The remaining working capital deficit of approximately $88,038 consists of accounts payable and accrued expenses.

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

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.  Our Independent Registered Public Accounting firm has added an explanatory paragraph to their audit reports issued in connection with our financial statements for December 31, 2009 and 2008 which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern. We have experienced a net loss of $235,447 for the three months ended March 31, 2010 and a net loss of $563,596 for the three months ended March 31, 2009.   The operating loss for the three months ended March 31, 2010 was $276,411 but was offset by a non-cash accounting gain of $63,733 from the change in fair value of derivative instruments.  In addition, as of March 31, 2010 we had an accumulated deficit of $35,554,385. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are unable to generate profits and if we to continue to be unable to obtain financing to meet our working capital requirements, we will have to cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability.

Risk Relating to Our January 2008 Financing Arrangement.  There are 12,477,999 shares underlying our warrants related to our January 2008 financing arrangement that may be available for future sale and the sale of these shares may depress the market price of our common stock.  In addition the warrants have an anti-dilution ratchet feature that could cause the number of warrants to increase and the exercise price to decrease if we should have any non exempt stock, option or warrant issuances less the $0.10 per share. As of March 31, 2010, we had 53,399,073 shares of common stock issued and outstanding plus 25,637,096 shares reserved for options and warrants which includes the above January 2008 warrants.

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

Future sales of a significant number of shares of our common stock by existing stockholders may lower the price of our common stock, which could result in losses to our stockholders.  Approximately 5,000,000 restricted shares were issued during the six months ended March 31, 2010 which, upon becoming freely tradable under Rule 144 or 144(k) of the Securities Exchange Act of 1934, may lower the price of our common stock.  The number of shares of restricted stock issued prior to September 1, 2009 that has been held for at least six months and hasn’t had the legends removed to become freely tradable under Rule 144 or 144(k) is not known.

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

ITEM 4.                      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2010. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There were no changes in internal controls over financial reporting during the first quarter of 2010.

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

During the first quarter of 2010, the Company sold 1,060,000 unregistered shares of common stock for $0.10 per share plus 1,060,000 3-year warrants with $0.10 exercise price.  Net proceeds from private placement stock sales totaled $103,000 after payment of $3,000 in commissions.  The Board extended incentives encouraging option and warrant holders to exercise options and warrants until January 22, 2010.   An officer and a consultant exercised 82,000 options at $0.10 per share to purchase 82,000 shares of unregistered common stock. The officer and consultant also exercised a total of 163,000 cashless options at $0.10 per share resulting in the issuance of 70,258 unregistered shares of common stock with 92,742 shares of common stock previously held in reserve for options returned to the Treasury.  The incremental fair value of the option exercise inducement was $4,456, which was recognized as an expense.  Net proceeds from the private placement stock sales and option exercises totaled $111,200 during the first quarter of 2010.  One consultant was issued 10,000 unregistered shares of common stock for services valued at $1,050.

The chart below details unregistered issuances of common stock.

	Date (2010)	Shares of Common Stock		Purchaser	Discount1
		Issue Price	Number		Per Share	Total
1	January 72	$.10	100,000	Dan Mascarenhas	$0.08	$8,000
2	January 113.10		30,000	Dr. Joseph Cummins	0.071	2,130
3	January 114.175		25,714	Dr. Joseph Cummins	0	0

4	January 185.10	500,000	Thomas Ulie	.07	35,000
5	January 196.10	10,000	Dr. Kimball Miller	.0763	7,630
6	January 227.10	52,000	Dr. Gary Coy	.07	3,640
7	January 228.1762	44,544	Dr. Gary Coy	0	0
8	February 95.10	50,000	David Min	.0329	1,645
9	March 126.10	150,000	Marian Tibbits	.005	750
10	March 126.10	150,000	Paul Tibbits	.005	750
11	March 12.105	10,000	George Bergleitner, Jr.	0	0
12	March 297.10	50,000	Robert Costes	.025	1,250
13	March 297.10	50,000	Joanna Costes	.025	1,250

       1.  Discounts were calculated based on the closing price of the last transaction on each date.

2. The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.20 per share. The stock closing price on January 7, 2010 was $0.18 per share.

3. Options were exercised for cash. The stock closing price on January 11, 2010 was $0.1701 per share.

4.  A total of 60,000 cashless options were exercised at $0.10 per share.  25,714 shares of common stock were issued and 34,286 shares of common stock held in reserve for options were returned to Treasury.  The stock closing price on January 11, 2010 was $.1701 per share.

5.  The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share.  The stock closing price on Friday, January 15, 2010 was $0.17 per share.  No shares traded on January 18, 2010.

6. The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on January 19, 2010 was $0.1763 per share.

7. Options were exercised for cash. The stock closing price on January 22, 2010 was $0.17 per share.

8.  103,000 cashless options were exercised at $0.10 per share.  44,544 shares of common stock were issued and 58,456 shares of common stock held in reserve for options were returned to Treasury. The stock closing price on January 22, 2010 was $0.17 per share.

9. The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on February 9, 2010 was $0.1329 per share.

10. The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on March 6, 2010 was $0.105 per share.

11. The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on March 29, 2010 was $0.125 per share.

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

  AMARILLO BIOSCIENCES, INC.

Date: May 13, 2010	By: /s/ Joseph M. Cummins
Joseph M. Cummins
President and Chief Executive Officer

Date: May 13, 2010	By: /s/ Bernard Cohen
Bernard Cohen
Vice President and Chief Financial Officer