Form 10-Q
period 2010-06-30
AMARILLO BIOSCIENCES INC
filed 2010-08-23
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of August 17, 2010 there were 54,591,247 shares of the issuer's common stock and 650 shares of the issuer’s preferred stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Amarillo Biosciences, Inc.
Balance Sheets
	June 30, 2010	December 31, 2009
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$21,300	$24,216
Other current assets	81,786	87,208
Total current assets	103,086	111,424
Property, equipment, and software, net	2,816	4,321
Patents, net	120,023	123,184
Total assets	$225,925	$238,929

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$492,187	$318,550
Accrued interest - related party	705,924	661,294
Accrued expenses – related party	78,360	78,360
Derivative liabilities	1,080,330	1,928,120
Notes payable - related party	2,000,000	2,000,000
Total current liabilities	4,356,801	4,986,324
Total liabilities	4,356,801	4,986,324

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares – 0 at June 30, 2010 and December 31, 2009	-	-
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 54,564,416 at June 30, 2010 and 52,041,001 at December 31, 2009	545,644	520,410
Additional paid-in capital	30,351,493	30,051,134
Accumulated deficit	(35,028,013)	(35,318,939)
Total stockholders' deficit	(4,130,876)	(4,747,395)
Total liabilities and stockholders’ deficit	$225,925	$238,929

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues:
Dietary supplement sales	$3,024	$96	$3,120	$228
Sublicense fee revenue	-	13	-	795
Total revenues	3,024	109	3,120	1,023
Cost of revenues:
Product sales	2,038	28	2,095	54
Sublicense fee revenues	-	7	-	397
Total cost of revenue	2,038	35	2,095	451
Gross Margin	986	74	1,025	572

Operating expenses:
Research and development expenses	97,831	108,986	199,119	279,937
Selling, general and administrative expenses	137,403	434,564	312,567	682,088
Total operating expenses	235,234	543,550	511,686	962,025

Operating loss	(234,248)	(543,476)	(510,661)	(961,453)

Other income (expense)
Change in fair value of derivatives	784,056	(1,867,012)	847,790	(1,991,736)
Interest expense	(23,575)	(22,855)	(46,343)	(45,710)
Interest and other income	140	1,431	140	3,391
Net income (loss)	$526,373	$(2,431,912)	$290,926	$(2,995,508)

Basic net income ( loss) per share	$0.01	$(0.06)	$0.01	$(0.07)
Diluted net income ( loss) per share	$0.01	$(0.06)	$0.01	$(0.07)

Basic weighted average shares outstanding	53,911,830	43,411,139	53,356,757	40,891,257
Diluted weighted average shares outstanding	53,911,830	43,411,139	56,410,440	40,891,257

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2010		2009

Net cash used in operating activities	$	(206,033)	$	(558,180)

Cash from investing activities:
Patent expenditures		(5,083)		(858)
Net cash used in investing activities		(5,083)		(858)

Cash from financing activities:
Proceeds from exercise of options		8,200		-
Proceeds from sale of common stock		200,000		552,029
Net cash provided by financing activities		208,200		552,029

Net increase (decrease) in cash		(2,916)		(7,009)
Cash and cash equivalents at beginning of period		24,216		10,853
Cash and cash equivalents at end of period		$21,300		$3,844
Supplemental disclosure of cash flow information
Cash paid for interest		$1,713		$1,201
Cash paid for income taxes		-		-

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
(Unaudited)

1.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

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

3.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On June 30, 2010, a total of 81,276,512 shares of common stock were either outstanding (54,564,416) or reserved for issuance upon exercise of options and warrants (26,712,096).  Common stock issuances in the first and second quarters of 2010 are as follows:

Common Stock Issued in Q1 2010	Shares	Issue Price	Net Price
Private placements – cash	1,060,000	$ 0.10	$ 103,000
Directors, officers, consultants plan – services	145,814	0.105-0.16	19,130
Options exercised – cash	82,000	0.10	8,200
Options exercised – cashless	70,258	0.10	-
Total Common Stock Issued in Q1 2010	1,358,072	$0.105-0.16	$130,330

Brokerage commissions totaled $3,000 during the first quarter of 2010.  Net price above reflects net proceeds after commissions are deducted.  Private placement stock issued during the first quarter of 2010 included 100% warrant coverage (1,060,000 warrants) with $0.10 exercise price and 3-year term.

Common Stock Issued in Q2 2010	Shares	Issue Price	Net Price
Private placements – cash	1,075,000	$ 0.10	$ 97,000
Directors, officers, consultants plan – services	90,343	0.08-0.105	8,630
Total Common Stock Issued in Q2 2010	1,165,343	$0.08-0.105	$ 105,630

Brokerage commissions totaled $10,500 during the second quarter of 2010.  Net price above reflects net proceeds after commissions are deducted.  Private placement stock issued during the second quarter of 2010 included 100% warrant coverage (1,075,000 warrants) with $0.10 exercise price and 3-year term.

The common stock issuances above do not trigger any reset provisions of previously issued securities.  The issuances of common stock with prices below $0.10 per share that are issued to employees, directors or consultants pursuant to stock plans approved by a majority of the non-employee directors are exempt issuances.

4.
Common Stock Options.  We recognized $80,752 of employee options expense, related to previously issued options during the six months ended June 30, 2010.  The remaining cost expected to be recognized if these options vest is $32,122.  The Board granted 100,000 options with 2-year term and $0.11 exercise price to a consultant on March 8, 2010 with a fair value of $8,852.  One quarter of the options (fair value $2,213) vest each quarter during 2010.  An officer and a consultant exercised 245,000 options in 2010.  See “6.  Stock Option and Warrant Exercise Incentive” below for more details about 2010 stock option exercises. Options for the purchase of 201,667 shares expired during the period ending March 31, 2010.  No options expired during the second quarter of 2010.

5.
Common Stock Warrants.  Private placement stock (1,060,000 shares) issued at $0.10 per share during the first quarter of 2010 included 1,060,000 warrants with $0.10 exercise price and 3-year term.  We received $103,000 of net proceeds.  Private placement stock (1,075,000 shares) issued at $0.10 per share during the second quarter of 2010 included 1,075,000 warrants with $0.10 exercise price and 3-year term.  We received $97,000 of net proceeds.

Warrants issued in connection with a preferred stock financing in the first quarter of 2008 (“Firebird warrants”) have an embedded derivative feature (full-ratchet anti-dilution provision).We are at risk of triggering the warrant anti-dilution provisions of previously issued warrants if we sell stock below $0.10 per share to any non-exempt parties.  Options and warrants issued prior to January 8, 2008 plus officers, directors and consultants under stock plans approved by outside board of director members are exempt from the anti-dilution provisions.  In accordance with Financial Account Standards Board Accounting Standards Codification (“FASB ASC”) Topic 815, the Company reclassified the warrants to liabilities at fair value on January 1, 2009 and reported the change in fair value of the warrants at the end of each quarter to June 30, 2010.

The binomial Black-Scholes pricing model was used to calculate the fair value of the warrants with embedded features on June 30, 2010.  The probability of not triggering the reset at $0.10 per share was estimated as 25% since the stock closing price was $0.07 on June 30, 2010.  The probability of private placement issuances triggering a reset was estimated as 75%.

The Black-Scholes option-pricing model was utilized with the following assumptions: dividend yield 0.0%, expected volatility 168.2%, risks free interest rate 1.0%, and expected life of approximately 2.53 years.  The valuation for the remaining 12,447,999 warrants outstanding was $1,080,330 on June 30, 2010.  The derivative gain for the first six months of 2010 was $847,790.

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

	Options/Warrants Exercised Q1 2010	Common Stock Issued	Release of Reserved into Available Shares	Net Cash to Company
Options	245,000	152,258	92,742	$ 8,200
Warrants	-	-	-	-
Total	245,000	152,258	92,742	$8,200

No options or warrants were exercised during the second quarter of 2010.

7.
Notes Payable – Related Party.  Two $1,000,000 notes are payable under an unsecured loan agreement with Hayashibara Biochemical Laboratories, Inc. (“HBL”), a major stockholder, dated July 22, 1999.  Although we are currently in repayment default on the notes, HBL has not demanded payment.

8.
Line of Credit.  We have a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent.  There was an outstanding balance on June 30, 2010 of $19,381 which is included in accounts payable.

9.	License and Sublicense Agreements. During the first six months of 2010 no license fees were received.

On January 7, 2010, we entered into a License and Supply agreement with Intas Pharmaceuticals Ltd., an India-based pharmaceutical company with three decades of experience in the healthcare industry and a global presence in 42 countries worldwide. Under the terms of the agreement, Intas will pay the Company a royalty on net sales in India and Nepal after marketing approval is obtained.

10.
Related Party Transactions.  The Company engaged the law firm of Underwood, Wilson, Berry, Stein and Johnson P.C. of which Mr. Morris is a shareholder.  Mr. Morris is also the Secretary of the Company.  During the six months ended June 30, 2010 the Company incurred approximately $14,656 of legal fees from this law firm.

11.
Subsequent Events.  Since June 30, 2010, the Company sold 2,000 unregistered shares of common stock for $0.10 per share together with 2,000 warrants with 3-year term and exercisable at $0.10 per share. Net proceeds totaled $200.

The Board of directors authorized the issuance of up to 10,000 shares of series 2010-A 10% Convertible Preferred Stock on July 29, 2010.  Each preferred share is convertible into 1,000 common shares ($100 stated value per share divided by $0.10).  Dividends are payable quarterly at 10% per annum in cash or stock at the option of the preferred stock Holder.  Stock dividend payments are valued at the higher of $0.10 per share of common stock or the average of the two highest volume weighted average closing prices for the 5 consecutive trading days ending on the trading day that is immediately prior to the dividend payment date.

Since June 30, 2010, the Company sold 650 shares of Series 2010-A 10% Convertible Preferred Stock with $0.01 per share par value and $100 per share stated value.  Net proceeds after $6,500 of brokerage commissions totaled $58,500.

On July 29, 2010, the Board of Directors authorized the issuance of 1,050,000 options with 5-year term and $0.065 strike price to employees and directors (fair value $67,739) under the 2009 A Officers, Directors, Employees, and Consultants Non-Qualified Stock Option Plan.

On July 31, 2010, the Company issued 24,831 shares of common stock to a consultant for services valued at $1,614.

The above preferred stock, common stock and stock option issuances do not trigger any reset provisions of previously issued securities.  The issuances with common stock and option strike prices below $0.10 per share of common stock that are issued to employees, directors or consultants pursuant to stock or option plans approved by a majority of the non-employee directors are exempt issuances.

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

Hepatitis C - FDA Phase 2 study ongoing
CytoPharm, Inc., our licensee for Taiwan and China, is funding an ongoing Phase 2, placebo-controlled, dose-ranging study of 165 hepatitis C virus-infected patients in Taiwan.  The study is designed to test the ability of oral interferon to reduce the virologic relapse rate of patients who have completed standard therapy with pegylated interferon plus ribavirin. Preliminary results are expected in the second half of 2011.

Oral Warts in HIV+ Patients – FDA Phase 2 study completed
Oral warts are lesions in the mouth caused by the human papillomavirus. The FDA has granted Orphan Drug Designation to us for interferon in the treatment of oral warts in HIV+ patients. In Phase 1/2 clinical studies of 36 HIV+ patients with multiple oral warts who were receiving highly active antiretroviral therapy (HAART), efficacy of oral interferon was observed when about 1/3 of the treated subjects achieved a complete or nearly complete regression of their warts.

In a Phase 2 double-blind follow-up study, 31% of evaluable subjects in the IFN group had a 75% or greater reduction in their mouth warts (complete response), compared to only 17% of the subjects in the placebo group. None of the subjects in the placebo group had a 75% or greater reduction in their lip warts, but 39% of the evaluable subjects in the IFN group met this criterion for complete response. However, given the small number of subjects with lip warts and the failure of the study to achieve full enrollment, neither of these differences in favor of IFN over placebo was statistically significant. Oral IFN treatment was found to be safe in this study as there were no increases in adverse event frequency or severity, compared to placebo.

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

In 1981, HBL established the Fujisaki Institute to accelerate development of industrial methods for the production of biologics and to sponsor clinical trials for such products. In 1985, HBL built the Fujisaki Cell Center to support basic research. In 1987, HBL successfully accomplished the mass production of human cells in an animal host by producing human cells in hamsters. This made it possible to economically produce a natural form of human interferon alpha and other biologics. HBL also has developed and obtained patents for technology relating to the production of interferon alpha-containing lozenges by which the stability of the interferon alpha activity can be maintained for up to 24 months at room temperature and up to five years if the product is refrigerated. We believe that the use of such lozenges gives us advantages over competitive technologies in terms of cost, taste and ease of handling. On March 13, 1992, we entered into a Joint Development and Manufacturing/

Supply Agreement with HBL (the “Development Agreement”). Such Development Agreement was subsequently amended on January 17, 1996; May 10, 1996; and September 7, 2001.  The current expiration date of the Development Agreement is March 12, 2011, at which time it will automatically renew for an additional three (3) years, unless the parties agree otherwise. Among other things, the Development Agreement provides us with a source of natural human interferon alpha for use in the Company’s interferon alpha-containing products.

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

Strategic Alliance with Cyto Biotech.
On February 6, 2009, we entered into a 15-year License and Supply agreement with Cyto Biotech, Inc. a Taipei, Taiwan animal health company.  Under the terms of the agreement, Cyto Biotech, will, at its sole expense and cost, conduct all clinical trials and studies and seek to obtain regulatory approvals in China, Taiwan, Thailand, the Philippines, Cambodia, Vietnam

and Malaysia ("the Territory”), subject to the existing license and supply agreements with CytoPharm, Inc. and Bumimedic SDN. BHD., required for the commercial launch of our low dose oral interferon in the Territory for any animal and human health indications.

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

In the second quarter of 2010, the Company sold 1,075,000 unregistered shares of common stock for $0.10 per share plus 1,075,000 3-year warrants with $0.10 exercise price.  Net proceeds from private placement stock sales totaled $97,000 after payment of $10,500 in commissions.  One consultant was issued 90,343 shares of common stock in exchange for $8,630 of services.

Results of Operations for Quarters Ended June 30, 2010 and 2009:

Revenues.  During the quarter ended June 30, 2010, $3,024 from dietary supplement sales compared to $96 of dietary supplement sales only for the quarter ended June 30, 2009, an increase of $2,928.  During the quarter ended June 30, 2010, no sublicense fee was generated compared to $13 sublicense fee the quarter ended June 30, 2009.

Research and Development Expenses. Research and development expenses of $97,831 were incurred for the quarter ended June 30, 2010, compared to $108,986 for the quarter ended June 30, 2009, a decrease of $11,155 (10%).  The decrease was because oral warts and influenza were mostly completed in 2009. The costs consisted primarily of personnel and insurance costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $137,403 were incurred for the second quarter in 2010, compared to $434,564 for the second quarter of 2009, a decrease of $297,161 (68%).  Most of this decrease was from lower employee and director compensation costs  in the second quarter of 2010.

Change in Fair Value of Derivative Instruments.  Change in fair value of derivative instruments was realized as a $784,056 gain in the second quarter of 2010 compared to $1,867,012 loss in the second quarter of 2009.   Derivative liabilities decreased $2,651,068 from June 30, 2009 to June 30, 2010 mostly because our stock price declined from $0.17 on June 30, 2009 to $0.07 on June 30, 2010.

Other Income.  During the three-month period ended June 30, 2010, $140 of interest and other income was generated compared to $1,431 from interest and other income for the quarter ended June 30, 2009.   During the second quarter of 2009, interest and other income was mostly derived from the sale of office furniture.

Net Operating Loss.  In the three-month period ended June 30, 2010, the Company's net operating loss was $234,248 compared to a net operating loss for the three-month period ended June 30, 2009 of $543,476, a $309,228 (57%) reduction.  The operating loss was lower mostly because compensation costs for employees and directors were lower in the first three months of 2010.

Net Income (Loss).  In the three-month period ended June 30, 2010, net income was $526,373 compared to a net loss for the three-month period ended June 30, 2009 of $2,431,912, an increase in net income of $2,958,285 (122%).  This reduction was mostly the $2,651,068 difference in derivative gains in the second quarter of 2010 and derivative losses in the second quarter of 2009.  The $297,161 reduction in general and administrative costs during the second quarter of 2010 compared to the second quarter of 2009 also contributed to the difference.

Results of Operations for the Six Months Ended June 30, 2010 and June 30, 2009

Revenues.  During the six months ended June 30, 2010, $3,120 from dietary supplement sales were generated compared to $228 of dietary supplement sales only for the six months ended June 30, 2009, an increase of $2,892.  During the six months ended June 30, 2010, no sublicense fee was generated compared to $795 sublicense fees the six months ended June 30, 2009.

Research and Development Expenses. Research and development expenses of $199,119 were incurred for the six month period ended June 30, 2010, compared to $279,937 for the six month period ended June 30, 2009, a decrease of $80,818 (29%).  Research and development costs were lower the first six months of 2010 because oral warts in HIV+ patients and influenza studies were mostly completed in 2009. The costs consisted primarily of personnel and insurance costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $312,567 were incurred for the six-month period ended June 30, 2010, compared to $682,088 for the six-month period ended June 30, 2009, a decrease of $369,521 (54%).  General and administrative expenses were lower in the six months ended June 30, 2010 mostly because compensation costs for employees and directors were $372,386 (71%) lower than in the first six months of 2009.

Change in Fair Value of Derivative Instruments.  Change in fair value of derivative instruments was realized as an $847,790 gain for the six-month period ended June 30, 2010 compared to $1,991,736 loss in the six-month period ended June 30, 2009.   Derivative liabilities decreased $2,839,526 from

June 30, 2009 to June 30, 2010 mostly because our stock price declined from $0.17 on June 30, 2009 to $0.07 on June 30, 2010.

Interest and Other Income.   During the six-month period ended June 30, 2010, $140 of interest and other income was generated compare to $3,391 in the six-month period ended June 30, 2009, a decrease of $3,251(96%).  Interest and other income was higher during the first six months of 2009 mostly because the Company sold some office furniture.

Net Operating Loss.  In the six-month period ended June 30, 2010, the Company's net operating loss was $510,661 compared to a net operating loss for the six-month period ended June 30, 2009 of $961,453, a $450,792 (47%) reduction.  The operating loss was lower mostly because general and administrative compensation costs for employees and directors were $372,386 lower in the first six months of 2010.  Also, Research and development costs were $80,818 lower in the first six months of 2010.

Net Income (Loss).  In the six-month period ended June 30, 2010, net income was $290,926 compared to a net loss for the six-month period ended June 30, 2009 of $2,995,508, an increase in net income of $3,286,434 (110%).  The increase was mostly the $2,839,526 difference in derivative gains in the first six months of 2010 and derivative losses in the first six months of 2009.  The $372,386 reduction in general and administrative costs during the first six months of 2010 compared to the first six months of 2009 also contributed to the difference.

Liquidity Needs:  On June 30, 2010, the Company had available $21,300 cash and had a working capital deficit (current assets less current liabilities) of $4,253,715.  Current liabilities include two $1 million notes, $705,924 of accrued interest and $78,360 of accrued expenses owed to Hayashibara Biochemical Laboratories, Inc. (HBL), the Company’s second largest shareholder.   Accrued payroll and vacation expenses owed mostly to officers is $263,591.  Derivative liabilities from warrants with embedded variable features valued at $1,080,330 are also included in the working capital deficit.  That leaves approximately $125,510 of accounts payables and accrued expenses in the working capital deficit.

Assuming there is no decrease in current accounts payable, and accounting for various one–time expenses, the Company’s negative cash flow for operating activities plus equipment purchases and patent filings, the Company’s cash burn rate is approximately $61,000 per month (excluding approximately $4,600 per month of consultant fees paid in stock).  The Company's continued losses and lack of liquidity raise substantial doubt about whether the Company is able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain license and milestone fees, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2010 Plan.  The Company is currently pursuing potential investors for funding.  In addition, the Company is also pursuing potential pharmaceutical partners to provide upfront license fee payments and funding for clinical studies.  There can be no assurance that private placement funding or pharmaceutical partner funding will become available.

Forward-Looking Statements: Certain statements made in this Plan of Operations and elsewhere in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, achievements, costs or expenses and may contain words such as "believe," "anticipate," "expect," "estimate," "project," "budget," or words or phrases of similar meaning.  Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements.  Such risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Qand 10-K and include among others the following: promulgation and implementation of regulations by the U.S. Food and Drug Administration ("FDA"); promulgation and implementation of regulations by foreign governmental instrumentalities with functions similar to those of the FDA; costs of research and development and clinical trials, including without limitation, costs of clinical supplies, packaging and inserts, patient recruitment, trial monitoring, trial evaluation and publication; and possible difficulties in enrolling a sufficient number of qualified patients for certain clinical trials.  The Company is also dependent upon a broad range of general economic and financial risks, such as possible increases in the costs of employing and/or retaining qualified personnel and consultants and possible inflation which might affect the Company's ability to remain within its budget forecasts. The principal uncertainties to which the Company is presently subject are its inability to ensure that the results of trials performed by the Company will be sufficiently favorable to ensure eventual regulatory approval for commercial sales, its inability to accurately budget at this time the possible costs associated with hiring and retaining of additional personnel, uncertainties regarding the terms and timing of one or more commercial partner agreements and its ability to continue as a going concern.

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

We are dependant on funding from private placements of stock.  Our sales revenue, sublicense fees and royalty income are negligible compared to expenses.  Our primary focus is to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect significant sales or royalty revenue in the near term as Phase 2 and Phase 3 clinical studies must be completed before a NDA (New Drug Application) may be submitted to the FDA.  We operate at a net loss and current liabilities exceed current assets by $4,253,715.  The working capital deficit includes two $1 million notes, $705,924 of accrued interest and $78,360 of accrued expenses owed to our second largest shareholder (HBL); $263,591 of accrued payroll and vacation expenses owed mostly to officers; and $1,080,330 of non-cash derivative liabilities for warrants with embedded derivatives. The remaining working capital deficit of approximately $125,510 consists of accounts payable and accrued expenses.

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

Our competitors are much larger and more experienced than we are and, even if we complete the development of our drugs, we may not be able to successfully compete with them.  The pharmaceutical industry is highly competitive.  Our biologics and low-dose oral interferon alpha applications compete with high dose injectable interferon manufactured by Roche, Schering, InterMune, Serono, Biogen, and Berlex. High dose injectable interferon has been widely accepted by the medical community for many years.  Companies who manufacture injectable interferon alpha applications are more established than we are and have far greater financial, technical, research and development, sales and marketing, administrative and other resources than we do.  Even if we successfully complete the development of our tests, we may not be able to compete effectively with these much larger companies and their more established products.

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.  Our Independent Registered Public Accounting firm has added an explanatory paragraph to their audit reports issued in connection with our financial statements for December 31, 2009 and 2008 which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern. We have experienced a net income of $290,926 for the six months ended June 30, 2010 and a net loss of $2,995,508 for the six months ended June 30, 2009.   The operating loss for the six months ended June 30, 2010 was $510,661 but was offset by a non-cash accounting gain of $847,790 from the change in fair value of derivative instruments.  In addition, as of June 30, 2010 we had an accumulated deficit of $35,028,013. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are unable to generate profits and if we to continue to be unable to obtain financing to meet our working capital requirements, we will have to cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability.

Risk Relating to Our January 2008 Financing Arrangement.  There are 12,477,999 shares underlying our warrants related to our January 2008 financing arrangement that may be available for future sale and the sale of these shares may depress the market price of our common stock.  In addition the warrants have an anti-dilution ratchet feature that could cause the number of warrants to increase and the exercise price to decrease if we should have any non exempt stock, option or warrant issuances less the $0.10 per share. As of June 30, 2010, we had 54,564,416 shares of common stock issued and outstanding plus 26,712,096 shares reserved for options and warrants which includes the above January 2008 warrants.

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

Future sales of a significant number of shares of our common stock by existing stockholders may lower the price of our common stock, which could result in losses to our stockholders.  Approximately 2,300,000 restricted shares were issued during the six months ended June 30, 2010 which, upon becoming freely tradable under Rule 144 or 144(k) of the Securities Exchange Act of 1934, may lower the price of our common stock.  The number of shares of restricted stock issued prior to September 1, 2009 that has been held for at least six months and hasn’t had the legends removed to become freely tradable under Rule 144 or 144(k) is not known.

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

ITEM 4.                      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2010. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There were no changes in internal controls over financial reporting during the period ended June 30, 2010.

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

In the second quarter of 2010, the Company sold 1,075,000 unregistered shares of common stock for $0.10 per share plus 1,075,000 3-year warrants with $0.10 exercise price.  Net proceeds from private placement stock sales totaled $97,000 after payment of $10,500 in commissions.

The chart below details unregistered issuances of common stock.

	Date (2010)	Shares of Common Stock		Purchaser	Discount1
		Issue Price	Number		Per Share	Total
1	January 72	$.10	100,000	Dan Mascarenhas	$0.08	$8,000
2	January 113.10		30,000	Dr. Joseph Cummins	0.071	2,130
3	January 114.175		25,714	Dr. Joseph Cummins	0	0
4	January 185.10		500,000	Thomas Ulie	.07	35,000
5	January 196.10		10,000	Dr. Kimball Miller	.0763	7,630
6	January 227.10		52,000	Dr. Gary Coy	.07	3,640
7	January 228.1762		44,544	Dr. Gary Coy	0	0
8	February 99.10		50,000	David Min	.0329	1,645
9	March 1210	.10	150,000	Marian Tibbits	.005	750
10	March 1210	.10	150,000	Paul Tibbits	.005	750
11	March 12.105		10,000	George Bergleitner, Jr.	0	0
12	March 2911	.10	50,000	Robert Costes	.025	1,250
13	March 2911	.10	50,000	Joanna Costes	.025	1,250
14	April 1512	.10	100,000	Marian Tibbits	.02	2,000
15	April 1512	.10	100,000	Paul Tibbits	.02	2,000
16	April 2613	.10	25,000	David Minn	.0198	495
17	May 714.10		150,000	Marian Tibbits	.0089	1,335
18	May 714.10		150,000	Paul Tibbits	.0089	1,335
19	June 415.10		350,000	Paul Tibbits	0	0
20	June 2916	.10	200,000	Virginia Sumner, Trustee	0	0

1.	Discounts were calculated based on the closing price of the last transaction on each date.

2.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.20 per share. The stock closing price on January 7, 2010 was $0.18 per share.

3.	Options were exercised for cash. The stock closing price on January 11, 2010 was $0.1701 per share.

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

9.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on February 9, 2010 was $0.1329 per share.

10.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on March 6, 2010 was $0.105 per share.

11.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on March 29, 2010 was $0.125 per share.

12.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on April 15, 2010 was $0.12 per share.

13.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on April 26, 2010 was $0.1198 per share.

14.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on May 7, 2010 was $0.1089 per share.

15.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on June 4, 2010 was $0.076 per share.

16.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on June 29, 2010 was $0.08 per share.

ITEM 3.	Defaults Upon Senior Securities.
None, other than set forth in Note 6 to Financial Statements, “Notes Payable”, under Part I, Item 1, above, regarding non-payment of the HBL Notes.

ITEM 4.	Submission of Matters to a Vote of Security Holders.
None.

ITEM.5.	Other Information
None

ITEM 6.	Exhibits.
None

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  AMARILLO BIOSCIENCES, INC.

Date: August 20, 2010	By: /s/ Joseph M. Cummins
Joseph M. Cummins
President and Chief Executive Officer

Date: August 20, 2010	By: /s/ Bernard Cohen
Bernard Cohen
Vice President and Chief Financial Officer