Form 10-Q
period 2010-09-30
AMARILLO BIOSCIENCES INC
filed 2010-11-19
CIK 1014763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 17, 2010 there were 57,849,248 shares of the issuer's common stock and 1,200 shares of the issuer’s preferred stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Balance Sheets
	September 30, 2010	December 31, 2009
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,399	$24,216
Other current assets	78,635	87,208
Total current assets	80,034	111,424
Property, equipment, and software, net	2,064	4,321
Patents, net	117,373	123,184
Total assets	$199,471	$238,929

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$568,790	$318,550
Accrued interest - related party	728,609	661,294
Accrued expenses – related party	78,360	78,360
Derivative liabilities	931,775	1,928,120
Notes payable - related party	2,000,000	2,000,000
Total current liabilities	4,307,534	4,986,324
Total liabilities	4,307,534	4,986,324

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000
Series 2010-A, 10,000 shares authorized
Issued and outstanding shares – 950 at September 30, 2010 and December 31, 2009	10	-
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 54,646,272 at September 30, 2010 and 52,041,001 at December 31, 2009	546,463	520,410
Additional paid-in capital	30,545,354	30,051,134
Accumulated deficit	(35,199,890)	(35,318,939)
Total stockholders' deficit	(4,108,063)	(4,747,395)
Total liabilities and stockholders’ deficit	$199,471	$238,929

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations - Unaudited

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010	2009

Revenues:
Dietary supplement sales		$1,375		$36	$4,495		$264
Sublicense fee revenue		-		48,000	-		48,795
Total revenues		1,375		48,036	4,495		49,059
Cost of revenues:
Product		600		21	2,695		75
Sublicense fees		-		24,009	-		24,407
Total cost of revenues		600		24,030	2,695		24,482
Gross Margin		775		24,006	1,800		24,577

Operating expenses:
Research and development		102,268		110,032	301,386		389,969
Selling, general and administrative		193,538		235,484	506,105		917,572
Total operating expenses		295,806		345,516	807,491		1,307,541

Operating loss		(295,031)		(321,510)	(805,691)		(1,282,964)

Other income (expense)
Change in fair value of derivative Instruments		148,555		(744,913)	996,345		(2,736,649)
Interest expense		(24,173)		(23,697)	(70,517)		(69,406)
Interest and other income		-		-	140		3,391
Net income (loss)		(170,649)		(1,090,120)	120,277		(4,085,628)

Dividend on preferred stock		(1,228)		-	(1,228)		-
Net income (loss) applicable to common shareholders	$	(171,877)	$	(1,090,120)	$119,049		$(4,085,628)

Basic net income (loss) per share	$	(0.00)	$	(0.02)	$0.00	$	(0.10)
Diluted net income (loss) per share	$	(0.00)	$	(0.02)	$0.00	$	(0.10)

Basic weighted average shares outstanding		54,600,497		45,689,709	53,775,893		42,508,318
Diluted weighted average shares outstanding		54,600,497		45,689,709	55,082,699		42,508,318

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2010		2009

Net cash used in operating activities	$	(312,162)	$	(660,471)

Cash from investing activities:
Patent expenditures		(6,555)		(10,142)
Net cash used in investing activities		(6,555)		(10,142)

Cash from financing activities:
Proceeds from exercise of options		8,200		-
Convertible preferred stock issued for cash		85,500		-
Proceeds from sale of common stock		202,200		699,735
Net cash provided by financing activities		295,900		699,735

Net increase (decrease) in cash		(22,817)		29,122
Cash and cash equivalents at beginning of period		24,216		10,853
Cash and cash equivalents at end of period		$1,399		$39,975
Supplemental disclosure of cash flow information
Cash paid for interest		$3,202		$1,393
Cash paid for income taxes		-		-

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
(Unaudited)

1.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.

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

3.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On September 30, 2010, a total of 80,640,368 shares of common stock were either outstanding (54,646,272) or reserved for issuance upon exercise of options and warrants or conversion of convertible preferred stock (25,994,096).  Common stock issuances in the first, second and third quarters of 2010 are as follows:

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

Common Stock Issued in Q2 2010	Shares	Issue Price	Net Price
Private placements – cash	1,075,000	$0.10	$99,000
Directors, officers, consultants plan – services	90,343	0.08-0.105	8,630
Total Common Stock Issued in Q2 2010	1,165,343	$0.08-0.105	$107,630

Brokerage commissions totaled $8,500 during the second quarter of 2010.  Net price above reflects net proceeds after commissions are deducted.  Private placement stock issued during the second quarter of 2010 included 100% warrant coverage (1,075,000 warrants) with $0.10 exercise price and 3-year term.

Common Stock Issued in Q3 2010	Shares	Issue Price	Net Price
Private placements – cash	2,000	$0.10	$200
Directors, officers, consultants plan – services	79,856	0.06-0.065	4,916
Total Common Stock Issued in Q3 2010	81,856	$0.06-0.10	$5,116

No brokerage commissions were paid for the sale of common stock during the third quarter of 2010.  Private placement stock issued during the third quarter of 2010 included 100% warrant coverage (2,000 warrants) with $0.10 exercise price and 3-year term.

The common stock issuances above do not trigger any reset provisions of previously issued securities.  The issuances of common stock with prices below $0.10 per share that are issued to employees, directors or consultants pursuant to stock plans approved by a majority of the non-employee directors are exempt issuances.

4.
Convertible Preferred Stock.  The shareholders have authorized 10,000,000 shares of preferred stock shares for issuance. The Board of directors authorized the issuance of up to 10,000 shares of Series 2010-A 10% Convertible Preferred Stock on July 29, 2010.  Each preferred share is convertible into 1,000 common shares ($100 stated value per share divided by $0.10).  Dividends are payable quarterly at 10% per annum in cash or stock at the option of the preferred stock Holder.  Stock dividend payments are valued at the higher of $0.10 per share of common stock or the average of the two highest volume weighted average closing prices for the 5 consecutive trading days ending on the trading day that is immediately prior to the dividend payment date.  During the third quarter of 2010, a total of 950 shares of Series 2010-A 10% Convertible Preferred Stock were issued.  Net proceeds totaled $85,500 after $9,500 of brokerage commissions.  The preferred stock is convertible into 950,000 shares of restricted common stock.

5.
Common Stock Options.  We recognized $112,874 of employee options expense, related to previously issued options during the nine months ended September 30, 2010.  No more costs remain to be recognized for these options.  The Board granted 100,000 options with 2-year term and $0.11 exercise price to a consultant on March 8, 2010 with a fair value of $8,852.  One quarter of the options (fair value $2,213) vest each quarter during 2010.  An officer and a consultant exercised 245,000 options in 2010.  See “7.  Stock Option and Warrant Exercise Incentive” below for more details about 2010 stock option exercises. On July 29, 2010, the Board of Directors authorized the issuance of 1,050,000 options with 5-

year term and $0.065 strike price to employees and directors (fair value $67,739) under the 2009A Officers, Directors, Employees, and Consultants Non-Qualified Stock Option Plan.  Options for the purchase of 201,667 shares expired during the period ending March 31, 2010.  No options expired during the second quarter of 2010.  Options for the purchase of 2,720,000 shares expired during the quarter ending September 30, 2010.

6.
Common Stock Warrants.  Private placement stock (1,060,000 shares) issued at $0.10 per share during the first quarter of 2010 included 1,060,000 warrants with $0.10 exercise price and 3-year term.  We received $103,000 of net proceeds.  Private placement stock (1,075,000 shares) issued at $0.10 per share during the second quarter of 2010 included 1,075,000 warrants with $0.10 exercise price and 3-year term.  We received $99,000 of net proceeds.  Private placement stock (2,000 shares) issued at $0.10 per share during the third quarter of 2010 included 2,000 warrants with $0.10 exercise price and 3-year term.

Warrants issued in connection with a preferred stock financing in the first quarter of 2008 (“Firebird warrants”) have an embedded derivative feature (full-ratchet anti-dilution provision).We are at risk of triggering the warrant anti-dilution provisions of previously issued warrants if we sell stock below $0.10 per share to any non-exempt parties.  Options and warrants issued prior to January 8, 2008 plus officers, directors and consultants under stock plans approved by outside board of director members are exempt from the anti-dilution provisions.  In accordance with Financial Account Standards Board Accounting Standards Codification (“FASB ASC”) Topic 815, the Company reclassified the warrants to liabilities at fair value on January 1, 2009 and reported the change in fair value of the warrants at the end of each quarter to September 30, 2010.

The binomial Black-Scholes pricing model was used to calculate the fair value of the warrants with embedded features on September 30, 2010.  The probability of not triggering the reset at $0.10 per share was estimated as 25% since the stock closing price was $0.045 on September 30, 2010.  The probability of private placement issuances triggering a reset was estimated as 75%.

The Black-Scholes option-pricing model was utilized with the following assumptions: dividend yield 0.0%, expected volatility 203.3%, risks free interest rate 0.42%, and expected life of approximately 2.27 years.  The valuation for the remaining 12,447,999 warrants outstanding was $931,775 on September 30, 2010.  The derivative gain for the first nine months of 2010 was $996,345.

7.     Stock Option and Warrant Exercise Incentive

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

	Options/Warrants Exercised Q1 2010	Common Stock Issued	Release of Reserved into Available Shares	Net Cash to Company
Options	245,000	152,258	92,742	$8,200
Warrants	-	-	-	-
Total	245,000	152,258	92,742	$8,200

No options or warrants were exercised during the second or third quarter of 2010.

8.
Notes Payable – Related Party.  Two $1,000,000 notes are payable under an unsecured loan agreement with Hayashibara Biochemical Laboratories, Inc. (“HBL”), a major stockholder, dated July 22, 1999.  Although we are currently in repayment default on the notes, HBL has not demanded payment.

9.
Line of Credit.  We have a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent.  There was an outstanding balance on September 30, 2010 of $20,047 which is included in accounts payable.

10.	License and Sublicense Agreements. During the first nine months of 2010 no license fees were received.

On January 7, 2010, we entered into a License and Supply agreement with Intas Pharmaceuticals Ltd., an India-based pharmaceutical company with three decades of experience in the healthcare industry and a global presence in 42 countries worldwide. Under the terms of the agreement, Intas will pay the Company a royalty on net sales in India and Nepal after marketing approval is obtained.

11.
Related Party Transactions.  The Company engaged the law firm of Underwood, Wilson, Berry, Stein and Johnson P.C. of which Mr. Morris is a shareholder.  Mr. Morris is also the Secretary of the Company.  During the nine months ended September 30, 2010 the Company incurred $24,829 of legal fees from this law firm.

12.
Subsequent Events. On October 15 and 20, 2010 two consultants purchased 50,000 shares and 2,857,143 shares of common stock respectively at $0.035 per share under a stock plan for officers, directors and consultants.  Net proceeds totaled $101,750.

On October 4, 2010 an investor purchased 250 shares of Series 2010-A 10% convertible preferred stock at $100 per share.  Conversion price is $0.10 per share of common stock.  Net proceeds after a $2,500 brokerage commission was $22,500.

On October 14, 2010, the Board of Directors appointed Paul Tibbits to a vacant seat on the Board of Directors.

On October 14, 2010, the Company extended the contract with Gary Coy of Biotech Financial, Inc. from September 4, 2010 to March 4, 2011. The cost for services was increased from $75 to $100 per hour payable in stock; and payable in cash in advance if the Company should fail to meet the requirements to trade on the OTCBB exchange.

On October 20, 2010, the Company hired a consultant for business development, management, investor and public relations services for 12 months and issued 100,000 stock options with $0.04 exercise price and 5 year term (fair value $3,224).

On October 31, 2010, the Company issued 117,949 shares of common stock to a consultant with 8,026 shares of common stock to be issued for services valued at $5,039.

On November 4, 2010 the Board of Directors and Plan Committee approved the issuance of 12,500,000 options ($47,879 fair value) with 30-day term and $0.04 exercise price to Dr. Stephen Chen, a director.  The exercise price was in excess of the closing stock price ($0.031) on the prior trading day, November 3, 2010.  On November 15, 2010, 3,250,000 options were exercised.  Net proceeds totaled $130,000.

On November 4, 2010 a consultant purchased 15,000 shares of common stock at $0.031 per share under a stock plan for officers, directors and consultants.  Net proceeds totaled $465.

On November 17, 2010, the Company issued 162,884 shares of stock, under a stock plan for officers, directors and consultants, to Dr. Joseph Cummins in payment of $11,402 of salary based on the closing stock price ($0.07) on the prior trading day, November 16, 2010.

The above preferred stock, common stock, option and warrant issuances do not trigger any reset provisions of previously issued securities.  The issuances with common stock and option strike prices below $0.10 per share of common stock that are issued to employees, directors or consultants pursuant to stock or option plans approved by a majority of the non-employee directors are exempt issuances.

On October 18, 2010 the Company entered into a License Supply Agreement with Zydus Cadila of Amedabad, India.  The Company will supply anhydrous crystalline maltose to Zydus Cadila for sale as an active ingredient in nutraceutical and healthcare products for human consumption to relieve dry mouth in India and Nepal.

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

Company Goal – FDA Approval and Commercialization of Oral Interferon.
Amarillo Biosciences, Inc. (OTCBB: AMAR), is the world leader in the development of low-dose interferon for oral delivery and is conducting Phase 2 clinical studies testing oral interferon in  human diseases. We have changed our focus from Orphan Diseases (small markets) to treatment of diseases with large markets to attract pharma partners.  Our funding strategy is to seek private placement and partner funding  to complete Phase 2 clinical studies for influenza,  chronic cough in COPD patients, and hepatitis C; then seek pharma partners to fund and help with the regulatory approval process in the US and Europe.  We believe that our technology and the large for these disease indications will attract global pharma partners.

Intellectual Property
Our portfolio consists of patents with claims that encompass method of use or treatment with interferon and composition of matter and manufacturing.  We currently own or license five patents and two pending patents related to low-dose orally delivered interferon, and one issued patent on our dietary supplement.  We have completed more than 100 pre-clinical (animal) and human studies of the safety and efficacy of low-dose orally delivered interferon.

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

AMAR’s licensee in Taiwan, CytoPharm, Inc., will be funding a study of the Company’s interferon-alpha lozenges in the treatment of influenza. The study, which has been approved by the Taiwanese Department of Health, will start in January. Patients with confirmed influenza A infection will be assigned to 5 days of standard treatment with Tamiflu. In addition, half of the patients will take interferon lozenges and half will receive placebo. The aim of the study is to see if the combination of Tamiflu plus oral interferon is superior to Tamiflu alone in the treatment of influenza.

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

On October 18, 2010 the Company entered into a License Supply Agreement with Zydus Cadila of Amedabad, India.  The Company will supply anhydrous crystalline maltose to Zydus Cadila for sale as an active ingredient in nutraceutical and healthcare products for human consumption to relieve dry mouth in India and Nepal.

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

In the second quarter of 2010, the Company sold 1,075,000 unregistered shares of common stock for $0.10 per share plus 1,075,000 3-year warrants with $0.10 exercise price.  Net proceeds from private placement stock sales totaled $99,000 after payment of $8,500 in commissions.  One consultant was issued 90,343 shares of common stock in exchange for $8,630 of services.

In the third quarter of 2010, the Company sold 2,000 unregistered shares of common stock for $0.10 per share plus 2,000 3-year warrants with $0.10 exercise price.  Net proceeds were $200.  The Company sold a total of 950 shares of Series 2010-A 10% Convertible Preferred Stock.  Net proceeds totaled $85,500 after $9,500 of brokerage commissions.  The preferred stock is convertible into 950,000 shares of restricted common stock.  One consultant was issued 79,856 shares of common stock in exchanges for $4,916 of services.

Results of Operations for Quarters Ended September 30, 2010 and 2009:

Revenues.  During the quarter ended September 30, 2010, $1,375 from dietary supplement sales compared to $36 of dietary supplement sales only for the quarter ended September 30, 2009, an increase of $1,339.  During the quarter ended September 30, 2010, no sublicense fee was generated compared to $48,000 sublicense fee the quarter ended September 30, 2009.

Research and Development Expenses. Research and development expenses of $102,268 were incurred for the quarter ended September 30, 2010, compared to $110,032 for the quarter ended September 30, 2009, a decrease of $7,764 (7%).  The decrease was because oral warts and influenza were mostly completed in 2009. The reduction was mostly $3,128 (4%) lower personnel costs, $2,598 (99%) lower influenza costs $1,416 (43%) lower insurance costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $193,538 were incurred for the third quarter in 2010, compared to $235,484 for the third quarter of 2009, a decrease of $41,946 (18%).  Most of this decrease was from lower employee and director compensation costs in the third quarter of 2010.

Change in Fair Value of Derivative Instruments.  Change in fair value of derivative instruments was realized as a $148,555 gain in the third quarter of 2010 compared to $744,913 loss in the third quarter of 2009.   Derivative liabilities decreased $2,492,597 from September 30, 2009 to September 30, 2010 mostly because our stock price declined from $0.26 on September 30, 2009 to $0.045 on September 30, 2010.

Other Income.  During the three-month periods ended September 30, 2010 and 2009, no interest and other income was generated.

Net Operating Loss.  In the three-month period ended September 30, 2010, the Company's net operating loss was $295,031compared to a net operating loss for the three-month period ended September 30, 2009 of $321,510, a $26,479 (8%) reduction.  The operating loss was lower mostly because compensation costs for employees and directors were lower in the first three months of 2010.

Net Loss.  In the three-month period ended September 30, 2010, net loss was $170,649 compared to a net loss for the three-month period ended September 30, 2009 of $1,090,120, a decrease in net loss of $919,471 (84%).  This reduction was mostly the $893,468 (120%) difference in derivative gains in the third quarter of 2010 and derivative losses in the third quarter of 2009.

Results of Operations for the Nine Months Ended September 30, 2010 and September 30, 2009

Revenues.  During the nine months ended September 30, 2010, $4,495 from dietary supplement and ACM sales were generated compared to $264 of dietary supplement sales only for the nine months ended September 30, 2009, an increase of $4,231.  During the nine months ended September 30, 2010, no sublicense fee was generated compared to $48,795 sublicense fees the nine months ended September 30, 2009.

Research and Development Expenses. Research and development expenses of $301,386 were incurred for the nine month period ended September 30, 2010, compared to $389,969 for the nine  month period ended September 30, 2009, a decrease of $88,583 (23%).  Research and development costs were lower the first nine months of 2010 because oral warts in HIV+ patients and influenza studies were mostly completed in 2009. Personnel costs were $45,150 (16%) lower, insurance costs $10,958 (111%) lower, influenza costs $41,873 (92%) lower and oral warts costs $14,358 (47%) lower in the first 9 months of 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $506,105 were incurred for the nine-month period ended September 30, 2010, compared to $917,572 for the nine-month period ended September 30, 2009, a decrease of $411,467 (45%).  General and administrative expenses were lower in the nine months ended September 30, 2010 mostly because compensation costs for employees and directors were $385,954 (57%) lower than in the first nine months of 2009.

Change in Fair Value of Derivative Instruments.  Change in fair value of derivative instruments was realized as a $996,345 gain for the nine-month period ended September 30, 2010 compared to $2,736,649 loss in the nine-month period ended September 30, 2009.   Derivative liabilities decreased $2,492,591 (73%) from September 30, 2009 to September 30, 2010 mostly because our stock price declined from $0.26 on September 30, 2009 to $0.045 on September 30, 2010.

Interest and Other Income.   During the nine-month period ended September 30, 2010, $140 of interest and other income was generated compared to $3,391 in the nine-month period ended September 30, 2009, a decrease of $3,251(96%).  Interest and other income was higher during the first nine months of 2009 mostly because the Company sold some office furniture.

Net Operating Loss.  In the nine-month period ended September 30, 2010, the Company's net operating loss was $805,691 compared to a net operating loss for the nine-month period ended September 30, 2009 of $1,282,964 a $477,273 (37%) reduction.  The operating loss was lower mostly because general and administrative costs were $411,467 (45%) lower and research and development costs were $88,583 (23%) lower in the first nine months of 2010.

Net Income (Loss).  In the nine-month period ended September 30, 2010, net income was $120,277 compared to a net loss for the nine-month period ended September 30, 2009 of $4,085,628, a decrease in net loss of $4,205,905 (127%).  The increase was mostly the $3,732,994 difference in derivative gains in the first nine months of 2010 and derivative losses in the first nine months of 2009.  The $411,467 (45%) reduction in general and administrative costs during the first nine months of 2010 compared to the first nine months of 2009 also contributed to the difference.

Liquidity Needs:  On September 30, 2010, the Company had available $1,399 cash and had a working capital deficit (current assets less current liabilities) of $4,227,500.  Current liabilities include two $1 million notes, $728,609 of accrued interest and $78,360 of accrued expenses owed to Hayashibara Biochemical Laboratories, Inc. (HBL), the Company’s second largest shareholder.   Accrued payroll and vacation expenses owed mostly to officers is $301,782.  Non cash derivative liabilities from warrants with embedded variable features valued at $931,775 are also included in the working capital deficit.  Derivative liabilities are based on Black-Scholes fair value calculations each quarter.  That leaves approximately $186,974 of accounts payables and accrued expenses in the working capital deficit.

Assuming there is no decrease in current accounts payable, and accounting for various one–time expenses, the Company’s negative cash flow for operating activities plus equipment purchases and patent filings, the Company’s cash burn rate is approximately $61,000 per month (excluding approximately $3,600 per month of consultant fees paid in stock).  The Company's continued losses and lack of liquidity raise substantial doubt about whether the Company is able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factor including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain license and milestone fees, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2010 Plan.  The Company is currently pursuing potential investors for funding.  In addition, the Company is also pursuing potential pharmaceutical partners to provide upfront license fee payments and funding for clinical studies.  There can be no assurance that private placement funding or pharmaceutical partner funding will become available.

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

We are dependant on funding from private placements of stock.  Our sales revenue, sublicense fees and royalty income are negligible compared to expenses.  Our primary focus is to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect significant sales or royalty revenue in the near term as Phase 2 and Phase 3 clinical studies must be completed before a NDA (New Drug Application) may be submitted to the FDA.  We operate at a net loss and current liabilities exceed current assets by $4,227,500.  The working capital deficit includes two $1 million notes, $728,609 of accrued interest and $78,360 of accrued expenses owed to our second largest shareholder (HBL); $301,782 of accrued payroll and vacation expenses owed mostly to officers; and $931,775 of non-cash derivative liabilities for warrants with embedded derivatives. The remaining working capital deficit of approximately $186,974 consists of accounts payable and accrued expenses.

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

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.  Our Independent Registered Public Accounting firm has added an explanatory paragraph to their audit reports issued in connection with our financial statements for December 31, 2009 and 2008 which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern. We have experienced a net income of $120,277 for the nine months ended September 30, 2010 and a net loss of $4,085,628 for the nine months ended September 30, 2009.  The operating loss for the nine months ended September 30, 2010 was $805,691 but was offset by a non-cash accounting gain of $996,345 from the change in fair value of derivative instruments.  In addition, as of September 30, 2010 we had an accumulated deficit of $35,199,890.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are unable to generate profits and if we to continue to be unable to obtain financing to meet our working capital requirements, we will have to cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability.

Risk Relating to Our January 2008 Financing Arrangement.  There are 12,477,999 shares underlying our warrants related to our January 2008 financing arrangement that may be available for future sale and the sale of these shares may depress the market price of our common stock.  In addition the warrants have an anti-dilution ratchet feature that could cause the number of warrants to increase and the exercise price to decrease if we should have any non exempt stock, option or warrant issuances less the $0.10 per share. As of September 30,

2010, we had 54,646,272 shares of common stock issued and outstanding plus 25,994,096 shares reserved for convertible preferred stock, options and warrants which includes the above January 2008 warrants.

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

Unless an exception is available, the regulations require, prior to any transaction involving a penny stock that a disclosure schedule explaining the penny stock market and the risks associated therewith is delivered to a prospective purchaser of the penny stock. We currently do not qualify for an exception, and, therefore, our common stock is considered to be penny stock and is subject to these requirements.  The penny stock regulations adversely affect the market liquidity of our common shares by limiting the ability of broker/dealers to trade the shares and the ability of purchasers of our common shares to sell in the secondary market.  In addition, certain institutions and investors will not invest in penny stocks.

Future sales of a significant number of shares of our common stock by existing stockholders may lower the price of our common stock, which could result in losses to our stockholders.  Approximately 2,302,000 restricted shares were issued during the nine months ended September 30, 2010 which, upon becoming freely tradable under Rule 144 or 144(k) of the Securities Exchange Act of 1934, may lower the price of our common stock.  The number of shares of restricted stock issued prior to September 1, 2009 that has been held for at least six months and hasn’t had the legends removed to become freely tradable under Rule 144 or 144(k) is not known.

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

ITEM 4.                      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2010. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There were no changes in internal controls over financial reporting during the period ended September 30, 2010.

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

In the second quarter of 2010, the Company sold 1,075,000 unregistered shares of common stock for $0.10 per share plus 1,075,000 3-year warrants with $0.10 exercise price.  Net proceeds from private placement stock sales totaled $99,000 after payment of $8,500 in commissions.

In the third quarter of 2010, the Company sold 2,000 unregistered shares of common stock for $0.10 per share plus 2,000 3-year warrants with $0.10 exercise price.  Net proceeds were $200.  The Company sold a total of 950 shares of Series 2010-A 10% Convertible Preferred Stock.  Net proceeds totaled $85,500 after $9,500 of brokerage commissions.  The preferred stock is convertible into 950,000 shares of restricted common stock.  One consultant was issued 79,856 shares of common stock in exchanges for $4,916 of services.

The chart below details unregistered issuances of common stock.
	Date (2010)	Shares of Common Stock		Purchaser	Discount1
		Issue Price	Number		Per Share	Total
1	January 72	$.10	100,000	Dan Mascarenhas	$0.08	$8,000
2	January 113.10		30,000	Dr. Joseph Cummins	0.071	2,130
3	January 114.175		25,714	Dr. Joseph Cummins	0	0
4	January 185.10		500,000	Thomas Ulie	.07	35,000
5	January 196.10		10,000	Dr. Kimball Miller	.0763	7,630
6	January 227.10		52,000	Dr. Gary Coy	.07	3,640
7	January 228.1762		44,544	Dr. Gary Coy	0	0
8	February 99.10		50,000	David Min	.0329	1,645
9	March 1210	.10	150,000	Marian Tibbits	.005	750
10	March 1210	.10	150,000	Paul Tibbits	.005	750
11	March 12.105		10,000	George Bergleitner, Jr.	0	0
12	March 2911	.10	50,000	Robert Costes	.025	1,250
13	March 2911	.10	50,000	Joanna Costes	.025	1,250
14	April 1512	.10	100,000	Marian Tibbits	.02	2,000
15	April 1512	.10	100,000	Paul Tibbits	.02	2,000
16	April 2613	.10	25,000	David Minn	.0198	495
17	May 714.10		150,000	Marian Tibbits	.0089	1,335
18	May 714.10		150,000	Paul Tibbits	.0089	1,335
19	June 415.10		350,000	Paul Tibbits	0	0
20	June 2916	.10	200,000	Virginia Sumner, Trustee	0	0
21	July 1517	.10	2,000	Stephen H. Gens	0	0

1.  Discounts were calculated based on the closing price of the last transaction on each date.

2.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.20 per share. The stock closing price on January 7, 2010 was $0.18 per share.

3.	Options were exercised for cash. The stock closing price on January 11, 2010 was $0.1701 per share.

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

9.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on February 9, 2010 was $0.1329 per share.

10.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on March 6, 2010 was $0.105 per share.

11.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on March 29, 2010 was $0.125 per share.

12.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on April 15, 2010 was $0.12 per share.

13.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on April 26, 2010 was $0.1198 per share.

14.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on May 7, 2010 was $0.1089 per share.

15.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on June 4, 2010 was $0.076 per share.

16.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on June 29, 2010 was $0.08 per share.

17.	The price was $0.10 for each share of common stock and one warrant with three year term and exercisable at $0.10 per share. The stock closing price on July 15, 2010 was $0.07 per share.

	Date (2010)	Shares of Convertible Preferred Stock*		Purchaser	Discount
		Issue Price	Number		Per Share	Total
1	July 22	$ 100	300	Paul Tibbits	$ .00	0
2	August 11	100	350	Paul Tibbits	.00	0
3	August 31	100	100	Paul Tibbits	.00	0
4	September15	100	200	Paul Tibbits	.00	0

*    Each preferred share is convertible into 1,000 common shares ($100 stated value per share divided by $0.10).  Dividends are payable quarterly at 10% per annum in cash or stock at the option of the preferred stock Holder.  Stock dividend payments are valued at the higher of $0.10 per share of common stock or the average of the two highest volume weighted average closing prices for the 5 consecutive trading days ending on the trading day that is immediately prior to the dividend payment date.  The stock closing price was $0.07, $0.053, $0.05 and $0.055 per share on July 22, August 11, August 31 and September 15, 2010, respectively.

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

  AMARILLO BIOSCIENCES, INC.

Date: November 19, 2010	By: /s/ Joseph M. Cummins
Joseph M. Cummins
President and Chief Executive Officer

Date: November 19, 2010	By: /s/ Bernard Cohen
Bernard Cohen
Vice President and Chief Financial Officer