Form 10-K
period 2010-12-31
AMARILLO BIOSCIENCES INC
filed 2011-04-12
CIK 1014763

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)
[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the Fiscal Year Ended December 31, 2010

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] Commission File Number 0-20791
AMARILLO BIOSCIENCES, INC. (Exact name of Registrant as specified in its charter)
	Texas (State of other jurisdiction of incorporation or organization)	75-1974352 (I.R.S. Employer Identification No.)
	4134 Business Park Drive, Amarillo, Texas (Address of principal executive offices)	79110-4225 (Zip Code)
	Issuer’s telephone number, including area code:	(806) 376-1741
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [√ ] Yes   [ ] No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [√ ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [√]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [ ] Yes   [√] No

As of June 30, 2010, there were outstanding 54,564,416 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of 47,283,839 shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the OTC BB.AMAR June 30, 2010) was approximately $3,309,869.  Shares of common stock held by officers, directors and each shareholder owning ten percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.
The number of shares of the Registrant’s common stock outstanding as of April 4, 2011 was 61,209,446.

PART I

The following contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in “Management’s 2011 Plan of Operations” as well as those discussed elsewhere in this Form 10-K. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

ITEM 1.	BUSINESS.

General

We are a Texas corporation formed in 1984 engaged in developing biologics for the treatment of human and animal diseases. We focus our research on the treatment of human disease indications, particularly influenza, using natural human interferon alpha that is administered in a proprietary low dose oral form.

We currently own or license six issued patents related to the low-dose oral delivery of interferon and one issued patent on our dietary supplement, Maxisal(R).  We have completed more than 100 pre-clinical (animal) and human studies on the safety and efficacy of low-dose orally administered interferon.  We have filed with the U.S. Food and Drug Administration (“FDA”), and there now are in effect, six Investigational New Drug (“IND”) Applications covering indicated uses for low-dose oral interferon alpha, including influenza, chronic cough, and hepatitis C virus infection.

Our funding strategy is to seek private placement and pharma partner funding to complete Phase 2 clinical studies for influenza, chronic cough in COPD patients, and hepatitis C; then to find large pharma partners to fund Phase 3 clinical studies and assist with the regulatory approval process in the United States and Europe.

Technology

Injectable interferon is FDA-approved to treat some neoplastic, viral and autoimmune diseases.  Many patients experience moderate to severe side effects that result in discontinuance of injectable interferon therapy. Our main product is a natural human interferon alpha delivered into the oral cavity as a lozenge in low (nanogram) doses. The lozenge dissolves in the mouth where interferon binds to surface (mucosal) cells in the mouth and throat resulting in stimulation of immune mechanisms.  Orally delivered interferon has been shown to activate hundreds of immune system genes in the peripheral blood.  Human studies have shown that oral interferon is safe and effective against viral and autoimmune diseases. Oral interferon is given in concentrations 10,000 times less than that usually given by injection. The Company’s low dose formulation results in almost no side effects; high dose injectable interferon causes adverse effects in at least 50% of recipients.

The Company has a dietary supplement product, anhydrous crystalline maltose (ACM) that is useful in the symptomatic relief of dry mouth. ACM is licensed to distributors in the US and overseas for incorporation into healthcare products aimed at alleviating dry mouth.

Governmental or FDA approval is required for our principal product.  Our progress toward approval is discussed under each specific indication, below.

Influenza

Influenza, commonly referred to as the flu, is an infectious disease caused by RNA viruses of the family Orthomyxoviridae, that affects birds and mammals. The most common symptoms of the disease are chills, fever, sore throat, muscle pains, severe headache, coughing, weakness/fatigue and general discomfort. Influenza spreads around the world in seasonal epidemics, resulting in the deaths of between 250,000 and 500,000 people every year, up to millions in some pandemic years. On average 41,400 people died each year in the United States between 1979 and 2001 from influenza. Two publications in the April 2009 issue of the Journal of Virology report that interferon placed in the nose of guinea pigs or ferrets significantly suppresses replication of influenza virus.  These publications reinforce the Company’s view that low-dose interferon is protective against influenza.

Further support of the efficacy of oral interferon against influenza was generated by The University of Western Australia in a Phase 2 clinical trial with 200 healthy volunteers during the 2009 winter cold/flu season in Australia. The study found that volunteers who took oral interferon had less severe cold/flu symptoms, compared to volunteers who received placebo. Publication of these results is pending.

In January 2011, CytoPharm, Inc., ABI’s licensee for Taiwan and China, launched an influenza treatment study in Taiwan. Up to 60 patients being treated with Tamiflu for influenza A infection of less than 48 hours’ duration may be randomly assigned to co-treatment with oral IFN or placebo. The aim of the study is to examine whether the combination of oral IFN and Tamiflu is superior to Taimflu alone in the treatment of influenza illness. Results are expected in the second half of 2011.

Chronic Cough in COPD

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

Hepatitis C

ABI’s licensee CytoPharm, Inc. is funding an ongoing Phase 2 study of oral interferon treatment of hepatitis C virus-infected patients in Taiwan.  The study is exploring the ability of oral interferon to reduce virologic relapse in patients who have completed standard therapy with pegylated interferon plus Ribavirin.  Up to 50% of patients with certain genotypes of HCV relapse after receiving standard therapy, so reducing this relapse rate will represent a major breakthrough in the management of HCV. Completion of the study is expected by the end of 2011 with final results to be available in early 2012. Enrollment was completed in 2010 with 167 subjects.

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

In 1981, HBL established the Fujisaki Institute to accelerate development of industrial methods for the production of biologics and to sponsor clinical trials for such products. In 1985, HBL built the Fujisaki Cell Center to support basic research. In 1987, HBL successfully accomplished the mass production of human cells in an animal host by producing human cells in hamsters. This made it possible to economically produce a natural form of human interferon alpha and other biologics. HBL also has developed and obtained patents for technology relating to the production of interferon alpha-containing lozenges by which the stability of the interferon alpha activity can be maintained for up to 24 months at room temperature and up to five years if the product is refrigerated. We believe that the use of such lozenges gives us advantages over competitive technologies in terms of cost, taste and ease of handling. On March 13, 1992, we entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the “Development Agreement”). Such Development Agreement was subsequently amended on January 17, 1996; May 10, 1996; and September 7, 2001.  The current expiration date of the Development Agreement is March 12, 2014, at which time it will automatically renew for an additional three (3) years, unless the parties agree otherwise. Among other things, the Development Agreement provides us with a source of natural human interferon alpha for use in the Company’s interferon alpha-containing products.

HBL is part of the Hayashibara Group of companies, which announced on February 2, 2011 on its website in Japan that it had filed a petition for corporate reorganization with the Tokyo District Court. In a letter to customers dated February 2, 2011, Mr. Hideki Matsushima, who has been appointed by the Tokyo District Court to be the provisional administrator of HBL, made the following statement, “We believe that we will be able to ensure a stable supply of our products, since we have been permitted by the Tokyo District Court to pay our debts to our suppliers related to the purchase of raw materials for our products, on the condition that our suppliers will continue to do business with us under the pre-existing payment terms and conditions.” Based on this statement from Mr. Matsushima, ABI does not expect any disruption in the supply of interferon or ACM from HBL.

Strategic Alliance with Nobel

A licensing and supply agreement was executed in September 2004 with a Turkish pharmaceutical company, NOBEL ILAC SANAYII VE TICARET A.S., providing the rights to oral low-dose interferon-alpha for the treatment of Behcet’s disease in Turkey and in Azerbaijan, Bosnia & Herzegovina, Bulgaria, Croatia, Georgia, Kazakhstan, Kyrghyzstan, Macedonia, Romania, Russia, Saudi Arabia, Slovenia, Tajikistan, Turkmenistan, Uzbekistan, and Federal Republic of Yugoslavia.

Strategic Alliance with Bumimedic

In January 2006, a license and distribution agreement was executed with Bumimedic (Malaysia) Sdn. Bhd, a Malaysian pharmaceutical company that is a part of the Antah HealthCare Group, to market our low-dose interferon (natural human IFN) in Malaysia. Bumimedic will seek registration for our natural human IFN and commence marketing the product after approval. The terms of the agreement call for Bumimedic to manufacture lozenges from bulk natural human IFN (supplied by Hayashibara Biochemical Laboratories); package the lozenges and distribute them to local hospitals, pharmacies and clinics in Malaysia. Pursuant to the agreement, the Company will receive a series of payments, in three stages: upon formal execution of the distribution agreement, upon regulatory approval, and upon production. The Company will also receive a royalty on the sale of the natural human IFN.

Strategic Alliance with CytoPharm

In November 2006, the Company entered into a License and Supply Agreement with CytoPharm, Inc., a Taipei, Taiwan-based biopharmaceutical company whose parent company is Vita Genomics, Inc., the largest biotech company in Taiwan, specializing in pharmacogenomics and is a specialty Clinical Research Organization. Under the terms of the Agreement, CytoPharm and its subsidiary will conduct all clinical trials, and seek to obtain regulatory approvals in both China and Taiwan (the “Territory”) to launch our low dose oral interferon in the Territory for influenza and hepatitis B (“HBV”) and hepatitis C (“HCV”) indications.  According to the Agreement, CytoPharm will make payments to the Company upon reaching certain milestones and will also pay royalties on low dose oral interferon sales in the Territory.

In March 2008, the Company entered into a Supply Agreement for Animal Health with CytoPharm, Inc.  Under the terms of the Agreement, CytoPharm will conduct all clinical trials, and seek to obtain regulatory approvals in China and Taiwan (the “Territory”) to launch our low dose oral interferon in the Territory for treatment of diseases and other healthcare applications of swine, cattle and poultry.  CytoPharm will make payments to us upon reaching certain milestones and will also pay royalties on low dose oral interferon sales in the Territory.

Strategic Alliance with Cyto Biotech

On February 6, 2009, the Company entered into a License and Supply Agreement (LSA) with Cyto Biotech, Inc. a Taipei, Taiwan animal health company.  Under the terms of the agreement, Cyto Biotech, was obligated, at its sole expense and cost, to conduct all clinical trials and studies and seek to obtain regulatory approvals in China, Taiwan, Thailand, the Philippines, Cambodia, Vietnam and Malaysia (“the Territory”), subject to the existing license and supply agreements with CytoPharm, Inc. and Bumimedic SDN. BHD., required for the commercial launch of our low dose oral interferon in the Territory for any animal and human health indications. The Company terminated the LSA on February 7, 2011 for cause.

Strategic Alliance with Intas Pharmaceuticals

On January 7, 2010, the Company entered into a License and Supply Agreement with Intas Pharmaceuticals Ltd., an India-based pharmaceutical company with three decades of experience in the healthcare industry and a global presence in 42 countries worldwide. Under the terms of the agreement, Intas will pay the Company a royalty on net sales in India and Nepal after marketing approval is obtained.

Strategic Alliance with Cadila Healthcare

On October 18, 2010, the Company entered into a License and Supply Agreement with Cadila Healthcare of Amedabad, India.  The Company will supply anhydrous crystalline maltose to Cadila for sale as an active ingredient in nutraceutical and healthcare products for human consumption to relieve dry mouth in India and Nepal.

Strategic Alliance with Oasis Diagnostics

On January 12, 2011, the Company entered into a License and Supply Agreement with Oasis Diagnostics of Vancouver, WA.  The Company will supply anhydrous crystalline maltose to Oasis for sale as an active ingredient in nutraceutical and healthcare products for human consumption to relieve dry mouth in China, Taiwan and the Americas.

Status of Relocation

The Company is open to evaluating relocation grants as one possible source of funding.  At this time, we have no relocation commitments.

Patents and Proprietary Rights

Since inception, the Company has worked to build an extensive patent portfolio for low-dose orally administered interferon. This portfolio consists of patents with claims that encompass method of use or treatment, composition of matter and manufacturing. We presently own or license six patents including one issued patent on our dietary supplement.  Our owned and licensed patents are listed below:

Patents with Method of Treatment Claims for Interferon Alpha

1. "TREATMENT OF AUTOIMMUNE DISORDERS WITH ORAL INTERFERON" as described and claimed in U.S. Patent No. 5,846,526 issued December 1998, Licensed. Expiration: December 2015.

2. "TREATMENT OF FIBROMYALGIA WITH LOW DOSE INTERFERON" as described and claimed in U.S. Patent No. 6,036,949 issued March 2000, Owned. Expiration: March 2018.

3. "INTERFERON-ALPHA MEDIATED UPREGULATION OF AQUAPORIN EXPRESSION" as described and claimed in U.S. Patent No. 6,506,377 issued January 2003, Owned. Expiration: November 2019.

Patents with Formulation Claims

4. "SEMI-SOLID PHARMACEUTICAL AGENT AND PROCESS TO PRODUCE THE SAME” as described and claimed in U.S. Patent No. 5,489,577 issued February 1996, Licensed. Expiration: June 2013.

5. "INTERFERON DOSAGE FORM AND METHOD THEREFOR" as described and claimed in U.S. Patent No. 6,372,218 B1 issued April 2002, Licensed. Expiration: April 2019.

6. "COMPOSITION AND METHOD FOR PROMOTING ORAL HEALTH" as described and claimed in U.S. Patent No. 6,656,920 B2 issued December 2003, Owned. Expiration: April 2021.

There are no current patent litigation proceedings involving us.

Publishing

A manuscript by Lutherer and others titled “Low-dose oral interferon α possibly retards the progression of idiopathic pulmonary fibrosis and alleviates associated cough in some patients” was published online in Thorax in September 2010. This study showed that interferon lozenges supplied by ABI reduced chronic cough and appeared to slow the progression of disease in patients with idiopathic pulmonary fibrosis, a fatal lung scarring disease.

A manuscript by Razzuoli and other titled, “Clinical chemistry parameters of piglets at weaning are modulated by an oral, low-dose interferon-alpha treatment” was published in Veterinary Research Communications in June 2010. This study showed the ability of orally administered interferon to reduce the stress of early weaning on piglets.

Cost of Compliance with Environmental Regulations

We incurred no costs to comply with environment regulations in 2010.

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

United States Regulation

Before products with health claims can be marketed in the United States, they must receive approval from the FDA. To receive this approval, any drug must undergo rigorous preclinical testing and clinical trials that demonstrate the product candidate’s safety and effectiveness for each indicated use. This extensive regulatory process controls, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of pharmaceutical products.

In general, before any ethical pharmaceutical product can be marketed in the United States, the process typically required by the FDA:

•	preclinical laboratory and animal tests;
•	submission of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;
•	pre-approval inspection of manufacturing facilities and selected clinical investigators;
•	Submission of a New Drug Application (NDA) to the FDA; and
•	FDA approval of an, or NDA, or of an NDA supplement (for subsequent indications or other modifications, including a change in location of the manufacturing facility).

Preclinical Testing

In the United States, drug candidates are tested in animals until adequate proof of safety and efficacy is established. These preclinical studies generally evaluate the mechanism of action and pharmacology of the product and assess the potential safety and efficacy of the product. Tested compounds must be produced according to applicable current good manufacturing practice (cGMP) requirements and preclinical safety tests must be conducted in compliance with FDA and international regulations regarding good laboratory practices (GLP). The results of the preclinical tests, together with manufacturing information and analytical data, are generally submitted to the FDA as part of an investigational new drug application, or IND, which must become effective before human clinical trials may commence. The IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension or raises concerns about the conduct of the clinical trials as outlined in the application. If the FDA has any concerns, the sponsor of the application and the FDA must resolve the concerns before clinical trials can begin. Regulatory authorities may require additional preclinical data before allowing the clinical studies to commence or proceed from one Phase to another, and could demand that the studies be discontinued or suspended at any time if there are significant safety issues. Furthermore, an independent institutional review board, or IRB, for each medical center proposing to participate in the conduct of the clinical trial must review and approve the clinical protocol and patient informed consent form before the center commences the study.

Clinical Trials

Clinical trials for new drug candidates are typically conducted in three sequential phases that may overlap. In Phase 1, the initial introduction of the drug candidate into human volunteers, the emphasis is on testing for safety or adverse effects, dosage, tolerance, metabolism, distribution, excretion, and clinical pharmacology. Phase 2 involves studies in a limited patient population to determine the initial efficacy of the drug candidate for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound shows evidence of effectiveness and is found to have an acceptable safety profile in Phase 2 evaluations, pivotal Phase 3 trials are undertaken to more fully evaluate clinical outcomes and to establish the overall risk/benefit profile of the drug, and to provide, if appropriate, an adequate basis for product labeling. During all clinical trials, physicians will monitor patients to determine effectiveness of the drug candidate and to observe and report any reactions or safety risks that may result from use of the drug candidate. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk.

The data from the clinical trials, together with preclinical data and other supporting information that establishes a drug candidate’s safety, are submitted to the FDA in the form of a new drug application, or NDA, or NDA supplement (for approval of a new indication if the product candidate is already approved for another indication). Under applicable laws and FDA regulations, each NDA submitted for FDA approval is usually given an internal administrative review within 45 to 60 days following submission of the NDA. If deemed complete, the FDA will “file” the NDA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. The FDA has established internal substantive review goals of six months for priority NDA’s (for drugs addressing serious or life threatening conditions for which there is an unmet medical need) and ten months for regular NDA’s. The FDA, however, is not legally required to complete its review within these periods, and these performance goals may change over time. Moreover, the outcome of the review, even if generally favorable, is not typically an actual approval, but an “action letter” that describes additional work that must be done before the NDA can be approved. The FDA’s review of a NDA may involve review and recommendations by an independent FDA advisory committee. The FDA may deny approval of an NDA or an NDA supplement if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal Phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA or NDA supplement does not satisfy the criteria for approval.

Data Review and Approval

Substantial financial resources are necessary to fund the research, clinical trials, and related activities necessary to satisfy FDA requirements or similar requirements of state, local, and foreign regulatory agencies. It normally takes many years to satisfy these various regulatory requirements, assuming they are satisfied. Information generated in this process is susceptible to varying interpretations that could delay, limit, or prevent regulatory approval at any stage of the process. Accordingly, the actual time and expense required to bring a product to market may vary substantially. We cannot assure you that we will submit applications for required authorizations to manufacture and/or market potential products or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit, or prevent regulatory approval. Success in early stage clinical trials does not ensure success in later stage clinical trials. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations, and dosages, or have conditions placed on them that restrict the commercial applications, advertising, promotion, or distribution of these products.

Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA may also request additional clinical trials after a product is approved. These so-called Phase 4 studies may be made a condition to be satisfied after a drug receives approval. The results of Phase 4 studies can confirm the effectiveness of a product candidate and can provide important safety information via the FDA’s voluntary adverse drug reaction reporting system. Any products manufactured or distributed by us pursuant to FDA approvals would be subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with good manufacturing practices, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the good manufacturing practices regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug. Furthermore, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

The FDA closely regulates the marketing and promotion of drugs. Approval may be subject to post-marketing surveillance and other record keeping and reporting obligations, and involve ongoing requirements. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ communications on the subject of off-label use.

505(b)(2)

The traditional approval process for New Drugs is set out in Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act. An alternative path to FDA approval is for new or improved formulations of previously approved products. This alternative path, established by section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, permits the applicant to rely on certain preclinical or clinical studies conducted for an approved product as some of the information required for approval and for which the applicant has not obtained a right of reference. The FDA may also require companies to perform additional studies to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the indications for which the referenced product was approved, as well as for any new indications sought by the Section 505(b)(2) applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book publication. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is valid or will not be infringed by the new product. If the applicant does not challenge the listed patents, the Section 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired. The Section 505(b)(2) application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease, except in very limited circumstances, for seven years. These, very limited, circumstances are (i) an inability to supply the drug in sufficient quantities or (ii) a situation in which a new formulation of the drug has shown superior safety or efficacy. This exclusivity, however, also could block the approval of our product for seven years if a competitor obtains earlier approval of the same drug for the same indication.

Foreign Regulation

In addition to regulations in the United States, a variety of foreign regulations govern clinical trials and commercial sales and distribution of products in foreign countries. Whether or not the Company obtains FDA approval for a product, the Company must obtain approval of a product by the comparable regulatory authorities of foreign countries before the Company can commence clinical trials or market the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, the Company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is available for medicines produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all EU member states. This authorization is a marketing authorization application (“MAA”). The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. This procedure is referred to as the mutual recognition procedure (“MRP”).

The policies of the FDA and foreign regulatory authorities may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our investigational drugs or approval of new diseases for our existing products and could also increase the cost of regulatory compliance. It is not possible to predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

Research and Development

During the years ended December 31, 2010 and 2009, the Company incurred research and development expenses of $433,357 and $464,789 respectively. Research and development is expected to remain a significant component of the Company’s business. The Company has arranged for others, at their cost, to perform clinical research and intends to continue to do so while utilizing its staff for monitoring such research.

Employees

The Company has 3 full-time employees and 1 part-time employee based in Amarillo, Texas. Of these employees, 3 are executive officers and 1 works in administrative and research and development capacities. Consultants in business and research development are also engaged as needed.

ITEM 2.                      DESCRIPTION OF PROPERTY.

Our executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot facility rented by us. The lease expires on June 30, 2011 and our monthly rent is $1,025 per month. We believe that the facilities are well maintained and generally suitable and adequate for our current and projected operating needs.

ITEM 3.                      LEGAL PROCEEDINGS.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  As of the date of this report, the Company is not aware of any such legal proceedings or claims against us.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

The Company is presently traded on the OTC Bulletin Board under the symbol AMAR.  Our common stock is presently considered a “penny stock” and is subject to such market rules. The range of high and low bids as quoted on the OTC Bulletin Board for each quarter of 2010 and 2009 was as follows:

	2010		2009
Quarter	High	Low	High	Low
First	$0.208	$0.091	$0.10	$0.0401
Second	0.1398	0.06	0.21	0.0511
Third	0.09	0.03	0.30	0.142
Fourth	0.13	0.03	0.28	0.145

The quotations reflect inter-dealer bids without retail markup, markdown, or commission, and may not represent actual transactions. As of December 31, 2010, the Company had approximately 1,800 shareholders of record.

The Company has 100,000,000 shares of voting common shares authorized for issuance.  The shareholders approved an increase in authorized shares from 50,000,000 to 100,000,000 in 2007. On December 31, 2010, the Company had 75,791,320 shares of common stock outstanding and reserved for issuance upon exercise of options and warrants.  The Company issued common stock in 2010 and 2009 as follows:

Common Stock Issued in 2010	Shares	Issue Price	Net Price
Private placements – cash	2,137,000	$0.10	$202,200
Directors, officers, consultants plan – cash	2,922,143	0.031-0.04	102,215
Directors, officers, consultants plan – accrued salaries	162,884	0.07	11,402
Directors, officers, consultants plan– services	481,938	0.04-0.16	41,202
Options exercised – cash	3,332,000	0.04-0.10	138,200
Options exercised – cashless	70,258	0.10	-
Total Common Stock Issued in 2010	9,106,223	$0.031-0.16	$495,219

Common Stock Issued in 2009	Shares	Issue Price	Net Price
Private placements – cash	7,977,350	$0.10	$754,735
Directors, officers, consultants plan – cash	62,500	0.08	5,000
Directors, officers, consultants plan – accrued salaries	1,877,715	0.05-0.20	157,619
Directors, officers, consultants plan – services	1,866,291	0.06-0.26	232,127
Options exercised – cash	1,774,889	0.10	169,822
Options exercised – cashless	2,528,879	0.10	-
Total Common Stock Issued in 2009	16,087,624	$0.05-0.26	$1,319,303

During the years ended December 31, 2010 and 2009, finder’s fees paid related to private placements of stock totaled $11,500 and $50,667 respectively, and are deducted from the paid in excess of par capital account on the balance sheet.

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

We use the services of American Stock Transfer and Trust Company as our transfer agent.

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized for issuance which is issuable in series.

The Board of directors authorized the issuance of up to 10,000 shares of Series 2010-A 10% Convertible Preferred Stock on July 29, 2010.  Each preferred share is convertible into 1,000 common shares ($100 stated value per share divided by $0.10).  Dividends are payable quarterly at 10% per annum in cash or stock at the option of the preferred stock Holder.  Stock dividend payments are valued at the higher of $0.10 per share of common stock or the average of the two highest volume weighted average closing prices for the 5 consecutive trading days ending on the trading day that is immediately prior to the dividend payment date.  During 2010, a total of 1,500 shares of Series 2010-A 10% Convertible Preferred Stock were issued to a Director.  Net proceeds totaled $135,000 after $15,000 of brokerage commissions.  The preferred stock is convertible into 1,500,000 shares of restricted common stock.  In 2010, the Company recorded $4,200 of dividends related to the preferred stock outstanding. Of this amount, $1,228 was paid on November 2, 2010 and $2,972 was unpaid as of December 31, 2010.

Stock Options and Warrants

During 2010, 13,750,000 options were issued to consultants, advisors, directors, employees and two former employees, and we recognized $127,693 of expense related to these options.  During 2009, 2,650,000 options were issued to consultants, directors and employees, and we recognized $201,124 of expense related to these options.

We recognized $112,874 in 2010 and $284,871 in 2009 of employee options expense, related to previously issued options.  No more costs remain to be recognized for these options.

Directors, officers and consultants exercised 245,000 options in 2010 and 2,079,008 options in 2009 via an incentive program.  See “Stock Option and Warrant Exercise Incentive” below for more details about 2009 & 2010 stock option and warrant exercises.

A director exercised 3,250,000 options at $0.04 per share in 2010.  Net proceeds were $130,000.

A summary of the Company's stock option activity and related information for the years ended December 31, 2010 and 2009 is as follows:
	2010		2009
	Options	Price	Options	Price
Outstanding Beg. of Year	6,603,404	$0.10-0.87	8,882,412	$0.10-0.87
Granted	13,750,000	0.04-0.11	2,650,000	0.13-0.18
Cancelled/Expired	(12,171,667)	0.04-0.40	(2,850,000)	0.13-0.72
Exercised	(3,495,000)	0.04-0.10	(2,079,008)	0.10
Outstanding End of Year	4,686,737	0.04-0.87	6,603,404	0.10-0.87
Exercisable End of Year	4,686,737	0.04-0.87	5,803,404	0.10-0.87

Options reserved for the Director, employee and consultant stock option plan but not issued (17,050,000) are not included in the table above. This stock may be utilized for other purposes if not used for the plans. The weighted-average remaining contractual life of the options is 2.64 years.

In 2008, the Company sold preferred stock with attached warrants. As of December 31, 2009, there were 12,447,999 of these warrants outstanding. These warrants contain an anti-dilution ratchet provision. The Company is at risk of triggering the warrant anti-dilution provisions in the future if stock is sold below $0.10 per share to any non-exempt parties.  Holders of options and warrants prior to January 8, 2008 plus officers, directors and consultants under stock plans approved by outside board of director members are exempt from the anti-dilution provisions. In 2010, a Director of the Company purchased 12,000,000 of these warrants from the holder, along with their outstanding shares of stock in the Company, for $200,000. In December 2010, the Company agreed to buy the 12,000,000 warrants from the Director for $200,000. A verbal agreement was reached for the purchase price, with interest at 0.43% per annum in December 2010, which was formally executed as a promissory note in January 2011.The warrants were retired due to the purchase by the Company. As of December 31, 2010, 447,999 of the warrants with the anti-dilution provision remained outstanding.

During 2009, 7,877,350 warrants were issued together with private placement sales of 7,877,350 shares of stock.  During 2010, 2,137,000 warrants were issued together with private placement sales of 2,137,000 shares of stock.  The total purchase price for private placement stock and warrants was recognized as the cost to purchase the stock.

In 2009, investors exercised 1,472,001 cashless warrants at $0.10 per share and received 785,854 shares of stock.  A total of 686,147 shares of stock reserved for exercise of warrants were returned to the Treasury.  Investors exercised 3,244,990 warrants in 2009.  No warrants were exercised in 2010.  See “Stock Option and Warrant Exercise Incentive” below for more details about 2009 investor warrant exercises.

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2010 and 2009 is as follows:
	2010		2009
	Warrants	Price Range	Warrants	Price Range
Outstanding Beg. of Year	18,320,359	$0.10-0.20	15,360,000	$0.10-2.00
Granted	2,137,000	0.10	7,877,350	0.10-0.20
Cancelled	(12,000,000)	(0.10)	(200,000)	2.00
Exercised	-	-	(4,716,991)	0.10
Outstanding End of Year	8,457,359	0.10-0.20	18,320,359	0.10-0.20
Exercisable End of Year	8,457,359	0.10-0.20	18,320,359	0.10-0.20

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2010 is 1.35 years.

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

The Company determined that this was a modification of equity instruments, and accounted for the inducement under ASC Topic 718. For option and warrant holders who accepted the inducement and exercised their instruments under the terms noted above, an incremental fair value of the inducement was determined using the Black-Scholes option pricing model, with the following assumptions: dividend yield 0.0%, expected volatility of 147-216%, risk free interest rate 0.14 - 2.37%, and expected life of 0.13-5.36 years.  The Company recognized $84,148 of expense in 2009 and $4,457 of expense related to the inducement in 2010.

The activity resulting from the exercise of warrants and options under this incentive is as follows:

	Options/Warrants Exercised 2009	Common Stock Issued	Release of Reserved into Available Shares	Net Cash to Company
Options	2,079,008	1,345,598	733,410	$ 69,322
Warrants	3,244,990	2,172,316	1,072,674	100,500
Total	5,323,998	3,517,914	1,806,084	$169,822

	Options/Warrants Exercised 2010	Common Stock Issued	Release of Reserved into Available Shares	Net Cash to Company
Options	245,000	152,258	92,742	$ 8,200
Warrants	-	-	-	-
Total	245,000	152,258	92,742	$8,200

Notes Payable

The Company has two $1,000,000 notes payable under an unsecured loan agreement with HBL dated July 22, 1999.  The annual interest rate on unpaid principal from the date of each respective note is 4.5 percent, with accrued interest being payable at the maturity.  One $1,000,000 note was payable on or before June 3, 2008.  The other $1,000,000 note was payable on or before August 28, 2010. Although we are currently in default of the notes, HBL has not demanded payment. During 2008, the Company paid HBL $200,000 of interest on these notes.

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

Overview

The Company continues to engage in research and development activities focused on developing biologics for the treatment of human and animal diseases.  The Company has not commenced any significant product commercialization and, until such time, we will not generate significant product revenues.  However, a license deal with a large pharmaceutical partner may provide sufficient capital to fund FDA approval and marketing launch of low-dose oral interferon technology.  Our accumulated deficit has decreased, from $35,318,939 at December 31, 2009 to $34,816,827 at December 31, 2010. Operating losses are expected to continue for the foreseeable future and until such time as the Company is able obtain a large pharmaceutical partner or attain sales levels sufficient to support operations.

In 2011 we will continue research and development activities, as well as the activities necessary to develop commercial partnerships and licenses. Expenditure of financial resources in 2011 will fall principally into five broad categories, as follows: Research and Development; Personnel; Consulting and Professional (except legal and accounting); Legal and Accounting; and Public Relations, Investor Relations and Shareholder Relations.

Liquidity and Capital Resources

At December 31, 2010, we had available cash of $4,332, and had a working capital deficit of $3,489,427. This includes $257,173 of accrued salaries to officers; $2,751,294 from loans ($2,000,000) and accrued interest ($751,294 from HBL); a $200,000 loan from a Director, and $59,784 of derivative liabilities to account for warrants issued to an institutional investor.  Negative cash flow from operating activities plus equipment purchases, software purchases and patent filings (burn rate) is approximately $50,000 per month.  Continued losses and lack of liquidity indicate that we may not be able to continue as a going concern for a reasonable period of time. The ability to continue as a going concern is dependent upon several factors including, but not limited to, the ability to generate sufficient cash flow to meet obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from vendors.

We will need to raise additional funds in order to fully execute our 2011 Plan.  We are presently negotiating with human and animal health commercial development partners in various regions of the world.  We believe that one or more of these agreements will be executed during 2011. These agreements could generally include provisions for the commercial partner to pay us a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to us upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds. However, there can be no assurance that we will be successful in obtaining additional funding from human health commercial development partners, institutional or private investors.  If we are not successful in raising additional funds, we will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

Total outstanding current liabilities were approximately $1.36 million (27%) lower at the end of 2010 with approximately $3.63 million at December 31, 2010, as compared to approximately $4.99 million at December 31, 2009.  Derivative liabilities associated with warrants issued in 2008 decreased approximately $1.87 million December 31, 2009 to December 31, 2010.  Liabilities, excluding derivative liabilities, increased approximately $511,000, which included a $200,000 loan from a director and an increase of approximately $100,000 in accrued salaries to officers.

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

Accounting for Warrants with Embedded Derivative Feature

In accordance with Financial Account Standards Board Accounting Standards Codification (“FASB ASC”) Topic 815, the Company reclassified warrants with embedded derivative feature (full-ratchet anti-dilution provision) to liabilities at fair value on January 1, 2009 and reported the change in fair value of the warrants for 2010 and 2009 as a component of other income.

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

Royalty revenue

Royalty revenue is calculated based on royalty fees as a percent of net sales relating to a license. Amarillo recognizes revenue on these royalty payments in the year the revenue is generated by the licensee. HBL reported no sales of Bimron to Bio Vet for 2010.  Royalty revenue of $1,479 was reported in the year ended December 31, 2009 for HBL sales of Bimron to BioVet.

Comparison of results for the fiscal year ended December 31, 2010, to the fiscal year ended December 31, 2009.

Revenues.  During the fiscal year ended December 31, 2010, $5,150 from product sales, sublicense fees and royalties was generated compared to $52,254 for the fiscal year ended December 31, 2009, a decrease of $47,104 or approximately 90%.  The difference was mostly because no sublicense fees or royalties were earned in 2010 compared to $50,274 for 2009.

Selling, General and Administrative Expenses.  We were successful in cutting costs in 2010.  Selling, General and Administrative expenses were reduced from $1,202,702 for the fiscal year ended December 31, 2009 to $638,164 for the fiscal year ended December 31, 2010, a cost savings of $564,538 or approximately 47%. This was mostly because employee and director expenses were lower by $445,982 (58%) and option-warrant inducement expense was lower by $79,691 (95%) in 2010.

Research and Development Expenses.  Research and Development expenses of $433,357 were incurred for the fiscal year ended December 31, 2010, compared to $464,789 for the fiscal year ended December 31, 2009, a decrease of $31,432 or approximately 7%. The decrease was mostly due to $18,114 (53%) lower clinical trial costs for oral warts in HIV+ patients and $25,157 (7%) lower R&D personnel costs in 2010.

Net Income (Loss).  Net income for the fiscal year ended December 31, 2010 was $506,312 compared to a net loss of $2,971,207 for the fiscal year ended December 31, 2009, an increase of $3,477,519 or approximately 117%.  The increase in net income was mostly a $2,908,733 increase in derivative gains from $(1,240,397) in 2009 to $1,668,336 in 2010.  This resulted from a Director assigning 12 million warrants to the Company for $200,000 and eliminating $1,868,336 of derivative liabilities associated with the warrants.  Net income applicable to common shareholders for the fiscal year ended December 31, 2010 was $502,112 compared to a net loss of $2,971,207 for the fiscal year ended December 31, 2009, a change of $3,473,319 (117%).  Net income applicable to common shareholders in 2010 included $4,200 of stock dividends for preferred stock shareholders.

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

Sales revenue, sublicense fees and royalty income are low compared to expenses.  Our primary focus is to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect significant sales or royalty revenue in the near term as Phase 2 and Phase 3 clinical studies must be completed before a NDA (New Drug Application) may be submitted to the FDA.  We operate at a net loss and current liabilities exceed current assets by $3,489,427 on December 31, 2010.  Most of

this ($3,268,251)   includes the amount owed to HBL for $2 million in two notes plus $751,294 of accrued interest; $200,000 loan owed to a Director, $59,784 recognized as derivative liabilities to account for warrants with embedded features and $257,173 of accrued salaries owed to officers. HBL was paid $200,000 of accrued interest in January of 2008 and extended the notes and remaining accrued interest until June 3, 2008 and August 28, 2008.  On December 10, 2008, HBL proposed to extend the notes and accrued interest until December 3, 2009 and February 28, 2010 if payment of $200,000 of accrued interest was received by February 28, 2008.  We have requested more time to pay the accrued interest payments to extend the notes.  Although the notes are in default, HBL hasnot demanded payment.  The Company has no commitment or assurance that HBL will not demand payment and/or declare the notes in default.  We do not have sufficient liquidity to pay off the notes or to fund operating losses unless funding is obtained from pharmaceutical partners or private placements of stock. HBL is part of the Hayashibara Group of companies, which announced on February 2, 2011 on its website in Japan that it had filed a petition for corporate reorganization with the Tokyo District Court. We have no indication that this reorganization will have any effect on our current relationship with HBL or that they would call this debt in at this time. There can be no assurance that private placement or pharmaceutical company funding will always be available as market conditions may change.

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

Our Independent Registered Public Accounting Firm has added an explanatory paragraph to their audit opinions issued in connection with our financial statements which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern.  We experienced a net loss of $2,971,207 for the year ended December 31, 2009 and net income of $506,312 for the year ended December 31, 2010.  The net loss in 2009 included a $1,240,397 change in fair value of derivative instruments in 2009.  The net income in 2010 included $1,668,336 of derivative gains resulting from a Director assigning 12 million warrants to the Company for $200,000 to eliminate the derivative liability associated with the anti-dilution ratchet feature of the warrants.   Net loss applicable to common shareholders was $2,971,207 in 2009.  Net income applicable to common shareholders was $502,112 in 2010.  In addition, as of December 31, 2010 and 2009 we had an accumulated deficit of $34,816,827 and $35,318,939, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

Risks Relating to Ownership of Common Stock.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock, which is listed on the Bulletin Board, and there can be no assurance that a trading market will develop further or be maintained in the future.  There were 8,457,359 warrants and 4,686,737 options outstanding and exercisable as of December 31, 2010.  If the warrants or options are exercised and the stock sold, the volume of stock sales may adversely impact the market price.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth beginning on page F-1 immediately following the signature page of this report.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                      CONTROLS AND PROCEDURES.

As of December 31, 2010, the disclosure controls and procedures in place have been evaluated and are sufficient to ensure the accurate and full disclosure of financial matters.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the

Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.  The Company’s accounting firm has not issued an attestation report on the management’s assessment of the Company’s internal controls.  There were no changes made to the internal controls in 2010.  See Exhibit 33.1 for managements report on internal control over financial reporting.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of December 31, 2010, the directors and executive officers of the Company were as follows:
Name	Age	Position
Joseph M. Cummins, DVM, PhD (1)	68	Chairman of the Board, President, Chief Executive Officer and Director
Bernard Cohen	57	Vice President and Chief Financial Officer
Martin J. Cummins	43	Vice President of Clinical & Regulatory Affairs
Stephen Chen, PhD (2)(3)(4)	60	Director
Thomas D’Alonzo, JD (1)(2)(3)(4)	65	Director
Dennis Moore, DVM (1)(4)	64	Director
Paul Tibbits	70	Director
James Page, MD (2)(3)	82	Director
(1)	Member of the Executive Committee.
(2)	Member of the Compensation & Stock Committee.
(4)     Member of the Search Committee.
(5)     Member of the Search Committee.*

*The Plan Committee administers the Amended and Restated 2008 Directors, Officers, and Consultants Stock Purchase Plan.

Joseph M. Cummins has been the Chairman of the Board of the Company since he founded it in June 1984. Dr. Cummins has also served as President of the Company since December 1994. Dr. Cummins has been conducting research on oral cytokines, most particularly interferon alpha, in animals and humans for over 30 years. Dr. Cummins has 55 publications and is the inventor on 21 issued or pending patents many of which reflect his work in the field of oral interferon. He received a PhD degree in microbiology from the University of Missouri in 1978 and a doctor of veterinary medicine degree from the Ohio State University in 1966.

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

Martin J. Cummins has held several positions within the Company since joining the Company full-time in June 1992. Mr. Cummins currently oversees all research studies involving human participants as Vice President of Clinical and Regulatory Affairs. Mr. Cummins has received extensive training in the fields of clinical trial design, monitoring and analysis, as well as regulatory affairs and compliance and has 14 publications to reflect his work. He received a BS degree in microbiology from Texas Tech University. He is the son of Joseph Cummins.

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

Paul Tibbits was added to the board of directors in October 2010.  Mr. Tibbits is a graduate of Western Kentucky University who joined the board after a career in the United States Army at Fort Knox and the Civil Service.  Prior to retiring in 1997 Mr. Tibbits served in a management position with General Electric Company and owned his own business. Mr. Tibbits retired from Civil Service to raise cattle and farm.

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

To the Company’s knowledge based solely on a review of the copies of such reports furnished to the Company, the following persons have failed to file, on a timely basis, the identified reports required by the Exchange Act during the most recent fiscal year:
Name and Principal Position	Number of Late Reports	Known Failures to File a Required Form
Dr. Joseph M. Cummins, Chairman of the Board, President and Chief Executive Officer	2	0
Bernard Cohen, Vice President and Chief Financial Officer	1	0
Mr. Martin J. Cummins, Vice President of Clinical and Regulatory Affairs	1	0
Stephen Chen, Director	2	0
Thomas D’Alonzo, Director	1	0
Dennis Moore, Director	1	0
James Page, Director	1	0
Paul Tibbits, Director	1	0

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table sets forth for the three years ended December 31, 2010 compensation paid by the Company to its Chairman of the Board, President and Chief Executive Officer; to its Chief Operating Officer and Director of Research; to its Vice President of Clinical and Regulatory Affairs and  to its Vice President and Chief Financial Officer.  Other compensation in 2009 consists of the fair value of a stock grant approved in the fourth quarter of 2007 and contingent upon the successful completion of $1 million of funding in the first quarter of 2008.  The $2,500 bonus in 2008 was the cash portion of the bonus based on completion of the $1 million funding.

Summary Compensation Table
		Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary	Bonus		Other Compensation	Securities Underlying Options
Dr. Joseph M. Cummins, Chairman of the Board, President and Chief Executive Officer	2010	$175,000	$-		$19,354	300,000
	2009	$175,000	$-		$33,833	300,000
	2008	$175,000	$2,500		$28,220	490,000
Dr. Peter R. Mueller, Former Chief Operating Officer and Director of Research	2009	$97,504	$–		$–	200,000
	2008	$148,750	$-		$-	700,000
Mr. Martin J. Cummins, Vice President of Clinical and Regulatory Affairs	2010	$125,000	$100		$16,128	250,000
	2009	$125,000	$-		$22,555	200,000
	2008	$125,000	$-		$1,670	29,000
Mr. Bernard Cohen, Vice President and Chief Financial Officer	2010	$36,170	$100		$3,226	50,000
	2009	$7,743	$-		$-	-
Dr. Gary W. Coy, Former Vice President and Chief Financial Officer	2009	$89,901	$–		$–	350,000
	2008	$125,000		$	$–	-

Option Grants in 2010

The following table sets forth information for the executive officers named above, regarding grants of options during 2010.
Name	Number of Shares of Common Stock Underlying Options Granted (#)	% of Total Options Granted to Employees in 2010	Exercise or Base Price ($/Sh)	Expiration Date
Joseph M. Cummins	300,000	46.2%	$0.065 (1)	7/29/2020
Martin J. Cummins	250,000	38.5%	$0.065 (1)	7/29/2020
Bernard Cohen ……………….	50,000	7.7%	$0.065 (1)	7/29/2020

(1)       The fair market value of the common stock on the date of grant was $0.065.

Aggregated Option Exercises at December 31, 2010
And Year-End Option Values
The following table sets forth information for the executive officers named above, regarding the exercise of options during 2010 and unexercised options held at the end of 2010.
Name	Number of Shares Acquired on Exercise	Value Realized	Number of Shares of Common Stock Underlying Unexercised Options at December 31, 2010 Exercisable/Unexercisable			Value of Unexercised In-The-Money Options at December 31, 2010 (1) Exercisable/Unexercisable
Joseph M. Cummins	55,714	$2,571	1,190,000	/	None	$4,500 /	None
Martin J. Cummins	None	None	879,000	/	None	$3,750	None
Bernard Cohen	None	None	50,000		None	$750	None

(1)       Calculated based on the closing price of the common stock ($0.08) as reported by OTC BB on December 31, 2010.

Director Compensation for Last Fiscal Year
	Cash Compensation		Stock Options
Name	Meeting Fees (1)	Consulting Fees	Number of Securities Underlying Options
Stephen Chen, PhD (2)	$ -	$ 53,330	12,600,000
Thomas D’Alonzo (3)	$ -	$ 6,451	100,000
Dennis Moore, DVM (4)	$ -	$ 6,451	100,000
James Page, MD (5)	$ -	$ 6,451	100,000
Paul Tibbits	$ -	$ -	-
(1)	Directors receive $1,000 compensation for attendance at directors’ meetings and $250 for regularly scheduled teleconference meetings. There were no regularly scheduled meetings during 2010.

(2)
The number of securities underlying the option grants to Dr. Chen on July 29, 2010 was 100,000 ($6,451 fair value).  Dr. Chen was granted 12,500,000 options with 30 day term and $0.04 exercise price on November 4, 2010 in order to purchase stock under an existing Plan.  The fair value of 12,500,000 options vesting immediately ($47,879) was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.0%, expected volatility of 187.56% and risk-free interest rate of 0.130%.  200,000 options vest if the Company receives $50,000 of royalty payments from South American sales by Cyto Biotech within three years. The License and Supply Agreement with Cyto Biotech was terminated on February 7, 2011. This option opportunity therefore dissolved on February 7, 2011. The aggregate number of option awards to Dr. Chen outstanding at the end of 2010 was 764,125 of which 564,125 are vested.

(3)	The number of securities underlying the option grants to Mr. D’Alonzo was 100,000 ($6,451 fair value). The aggregate number of option awards to Mr. D’Alonzo outstanding at the end of 2010 was 206,800.
(4)	The number of securities underlying the option grants to Dr. Moore was 100,000 ($6,451 fair value). The aggregate number of option awards to Dr. Moore outstanding at the end of 2010 was 264,125.
(5)	The number of securities underlying the option grants to Dr. Page was 100,000 ($6,451 fair value). The aggregate number of option awards to Dr. Page outstanding at the end of 2010 was 264,125.

No employment or Director agreements were executed in 2010.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2010, there were 61,147,224 shares of the Company’s common stock outstanding. The following table sets forth as of December 31, 2010, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class Owned(1)
Hayashibara Biochemical Laboratories, Inc. 2-3 Shimoishii 1-chome Okayama 700, Japan	3,118,655(2)	5.10%
Cyto Biotech 6F No. 6 sec 1 Jhongshing Road Wugu Shiang Taipei County 24872 Taiwan	6,000,000(3)	9.81%

(1) Applicable percentage ownership is based on 61,147,224 shares of common stock outstanding as of December 31, 2010, plus the additional shares that the stockholder is deemed to beneficially own.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2010, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) Shareholder above holding more than 5% of the common stock owns no options or warrants.
(3)  Includes warrants to purchase 3,000,000 shares of our common stock beneficially owned by Cyto Biotech, Inc. exercisable within 60 days.

The following table sets forth the beneficial ownership of the Company’s stock as of December 31, 2010 by each executive officer and director and by all executive officers and directors as a group:
Name and Address of Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned1
Joseph M. Cummins 7635 Stuyvesant Ave. Amarillo, TX 79121	2,252,8244	3.68%
Martin J. Cummins 6615 Sandie Amarillo, TX 79109	1,003,1535	1.64%
Bernard Cohen 2803 S. Travis St. Amarillo, TX 79109	50,0006	0.08%
Thomas D’Alonzo 908 Vance Street Raleigh, NC 27608	235,4727	0.39%
Stephen Chen Floor 7-1, No. 18 Xin Yi Road, Sec. 5 Taipei, Taiwan	1,453,6258	2.38%
James Page 103 Clubhouse Lane, #182 Naples, FL 34105	264,1259	0.43%
Dennis Moore 402 Fish Hatchery Hamilton, MT 59840	665,47810	1.09%
Paul and Marian Tibbits 2371 Blue ball Road Rineyville, KY 40162	8,789,33211	14.37%
Total Group (all directors and executive officers - 8 persons)	14,714,00912	24.06%

(4)  Includes options to purchase 1,190,000 shares of our common stock beneficially owned by Dr. Cummins that are exercisable within 60 days.
(5)  Includes options to purchase 879,000 shares of our common stock beneficially owned by Mr. Cummins that are exercisable within 60 days.

(6)  Includes options to purchase 50,000 shares of our common stock beneficially owned by Mr. Cohen exercisable within 60 days.
(7)  Includes options to purchase 206,800 shares of our common stock beneficially owned by Mr. D’Alonzo exercisable within 60 days.
(8)  Includes options to purchase 764,125 shares of our common stock beneficially owned by Dr. Chen exercisable within 60 days.
(9)  Includes options to purchase 264,125 shares of our common stock beneficially owned by Dr. Page exercisable within 60 days.
(10)  Includes options to purchase 264,125 shares of our common stock beneficially owned by Dr. Moore exercisable within 60 days.
(11)  Includes warrants to purchase 1,150,000 shares of our common stock beneficially owned by Mr. and Mrs. Tibbits exercisable within 60 days. Also includes 1,500 shares of Series 2010-A 10% Convertible Preferred Stock, included in this total as 1,500,000 shares of common stock.
(12)  Directors and officers percentage ownership is calculated based on 65,715,399 total shares outstanding plus Directors and Officers options beneficially owned.

Equity Compensation Plan Information

Stock Plans *	Issue Date Range	Total Shares Authorized	Shares Issued	Shares Remaining
2008 Stock Incentive Plan	5/23/08	600,000	166,667	433,333
2008 Executive Officers Compensatory Stock Plan	7/10/08 – 9/17/08	200,000	51,563	148,437
2008 Amended and Restated Directors, Officers and Consultants Stock Purchase Plan	10/22/08 – 12/31/10	8,000,000	7,575,672	424,328
2009 Consultants Stock Grant Plan	7/13/09 – 10/31/09	100,000	50,000	50,000
Non Stock Plan Issuances	6/2/08 – 03/12/10	929,562	205,863	723,699

Stock Option Plans *	Issue Date Range	Total Options Authorized**	Options Issued	Options Remaining
2009A Officers, Directors, Employees and Consultants Nonqualified Stock Option Plan ***	04/30/09 – 07/29/10	20,000,000	2,950,000	17,050,000
Non Stock Option Plan Issuances	06/30/08 – 12/16/08	1,056,912	1,056,912	0
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

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has relied significantly on HBL, a large shareholder of the Company, for a substantial portion of its capital requirements. Pursuant to the Development Agreement previously described, HBL advanced $9,000,000 for funding of research. In addition, HBL has purchased substantial amounts of the Company’s common stock from time to time, to the point where it now owns 5.10% of the issued and outstanding shares of common stock of the Company.

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

Additionally, the Company is obligated to pay HBL a percentage of sublicense fee income the Company receives.  We recorded $24,360 of sublicense fees to HBL in 2009 and owed $78,360 of accrued sublicense fees to HBL on December 31, 2010.

HBL is obligated to pay the Company an 8% royalty on sales of oral interferon in Japan.  The Company recorded $0 in 2010 and $1,479 of royalties in 2009 from HBL animal health sales of oral interferon.

During 2010, the Company engaged the law firm of Underwood, Wilson, Berry, Stein and Johnson P.C. of which Mr. Morris is a shareholder.  Mr. Morris is also the Secretary of the Company. During the twelve months ended December 31, 2010, the Company incurred $36,126 of legal fees from this law firm.

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following summarizes the fees incurred by the Company during 2010 and 2009 for accountant and related services.

Audit Fees
	2010	2009
LBB & Associates Ltd., LLP	$48,825	$ 51,265

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
AMARILLO BIOSCIENCES, INC.
Date: April 8, 2011	By: /s/ Joseph M. Cummins Joseph M. Cummins, Chairman of the Board, President, and Chief Executive Officer
Date: April 8, 2011	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Joseph M. Cummins	Chairman of the Board, President, Director and Chief Executive Officer	April 8, 2011
Joseph M. Cummins

/s/ Stephen Chen	Director	April 8, 2011
Stephen Chen
/s/ James Page	Director	April 8, 2011
James Page
/s/ Dennis Moore	Director	April 8, 2011
Dennis Moore
/s/ Thomas D’Alonzo	Director	April 8, 2011
Thomas D’Alonzo
/s/ Paul Tibbits	Director	April 8, 2011
Paul Tibbits

Amarillo Biosciences, Inc.

Financial Statements

Year ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Amarillo Biosciences, Inc.
Amarillo, TX

We have audited the accompanying balance sheets of Amarillo Biosciences, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amarillo Biosciences, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP
Houston, Texas
April 7, 2011

Amarillo Biosciences, Inc.
Balance Sheets

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$4,332	$24,216
Prepaid expense and other current assets	135,634	87,208
Total current assets	139,966	111,424
Property, equipment and software, net	1,349	4,321
Patents, net	118,038	123,184
Total assets	$259,353	$238,929

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$539,955	$318,550
Accrued interest - related parties	751,294	661,294
Accrued expenses – related party	78,360	78,360
Derivative liabilities	59,784	1,928,120
Notes payable - related parties	2,200,000	2,000,000
Total current liabilities	3,629,393	4,986,324
Total liabilities	3,629,393	4,986,324

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares – 1,500 at December 31, 2010 and 0 at December 31, 2009	15	-
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 61,147,224 at December 31, 2010 and 52,041,001 at December 31, 2009	611,472	520,410
Additional paid-in capital	30,835,300	30,051,134
Accumulated deficit	(34,816,827)	(35,318,939)
Total stockholders' deficit	(3,370,040)	(4,747,395)
Total liabilities and stockholders’ deficit	$259,353	$238,929

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
	Year ended December 31,
	2010	2009
Revenues:
Product sales	$5,150	$1,980
Sublicense fee and royalty revenue	-	50,274
Total revenues	5,150	52,254

Cost of revenues:
Product sales	2,943	1,404
Sublicense fee revenue	-	24,407
Total cost of revenues	2,943	25,811
Gross margin	2,207	26,443

Operating expenses:
Research and development expenses	433,357	464,789
Selling, general and administrative expenses	638,164	1,202,702
Total operating expenses	1,071,521	1,667,491

Operating loss	(1,069,314)	(1,641,048)

Other income (expense):
Derivative gain (loss)	1,668,336	(1,240,397)
Interest expense	(93,950)	(93,159)
Interest and other income	1,240	3,397
Net income (loss)	506,312	(2,971,207)

Preferred stock dividend	(4,200)	-
Net income (loss) applicable to common shareholders	$502,112	$(2,971,207)

Basic net income (loss) per average share available to common shareholders	$0.01	$(0.07)
Diluted net income (loss) per average share available to common shareholders	$0.01	$(0.07)

Weighted average common shares outstanding – basic	55,041,854	42,278,172
Weighted average common shares outstanding - diluted	56,889,076	42,278,172

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Stockholders’ Deficit
Years Ended December 31, 2010 and 2009

	Issuance Price	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Deficit
		Share	Amount	Shares	Amount
Balance at December 31, 2008		-	$ -	35,953,377	$ 359,534	$ 28,322,564	$ (31,660,009)	$ (2,977,911)

Net loss for year ended December 31, 2009		-	-	-	-	-	(2,971,207)	(2,971,207)
Reclassify warrants with embedded derivatives to adopt FASB ASC Topic 815		-	-	-	-		(687,723)	(687,723)
Fair value of options and warrants issued		-	-	-	-	485,995	-	485,995
Exercise of options and warrants for cash, net	$0.10	-	-	1,774,889	17,749	152,073	-	169,822
Exercise of cashless options and warrants	0.10	-	-	2,528,879	25,289	(25,289)	-	-
Option-warrant inducement expense		-	-	-	-	84,148	-	84,148
Issuance of common stock for cash in private placements and stock plan	0.08-010	-	-	8,039,850	80,398	679,337	-	759,735
Issuance of common stock for services and salaries	0.045-0.22	-	-	3,744,006	37,440	352,306	-	389,746

Balance at December 31, 2009		-	-	52,041,001	520,410	30,051,134	(35,318,939)	(4,747,395)

Net income for year ended December 31, 2010		-	-	-	-	-	506,312	506,312

Fair value of options and warrants issued	$0.04-0.85	-	-	-	-	240,567	-	240,567
Exercise of options and warrants for cash, net	0.10	-	-	3,332,000	33,320	104,880	-	138,200
Exercise of cashless options and warrants	0.10	-	-	70,258	703	(703)	-	-
Option-warrant inducement expense		-	-	-	-	4,457	-	4,457
Issuance of common stock for cash in private placements and under stock plan	0.035-0.10	-	-	5,059,143	50,591	253,824	-	304,415
Issuance of common stock for services and salaries	0.04-0.16	-	-	644,822	6,448	46,156	-	52,604
Issuances of convertible preferred stock, net	100.00	1,500	15	-	-	134,985	-	135,000
Preferred stock dividends		-	-	-	-	-	(4,200)	(4,200)
Balance at December 31, 2010		1,500	$ 15	61,147,224	$ 611,472	$ 30,835,300	$ (34,816,827)	$ (3,370,040)

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Cash Flows

	Year ended December 31
Cash flows from Operating Activities	2010	2009
Net income (loss)	$506,312	$(2,971,207)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	19,851	21,978
Common stock issued for salaries and services	52,604	315,390
Fair value of options granted	240,567	485,995
Inducement expense	4,457	84,148
Change in fair value of derivative liabilities	(1,668,336)	1,240,397
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(48,426)	(39)
Accounts payable and accrued expenses	218,433	(192,686)
Accrued interest – related parties	90,000	88,521
Accrued expenses – related parties	-	24,389
Net cash used in operating activities	(584,538)	(903,114)

Cash flows from Investing Activities
Investment in patents	(11,733)	(13,080)
Net cash used in investing activities	(11,733)	(13,080)

Cash flows from Financing Activities
Proceeds from exercise of warrants and options	138,200	169,822
Issuance of common stock for cash	304,415	759,735
Payment of dividends on preferred stock	(1,228)	-
Issuance of convertible preferred stock for cash	135,000	-
Net cash provided by financing activities	576,387	929,557
Net increase (decrease) in cash	(19,884)	13,363
Cash and cash equivalents at beginning of period	24,216	10,853
Cash and cash equivalents at end of period	$4,332	$24,216

Supplemental Cash Flow Information
Cash paid for interest	$3,893	$4,638
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Common stock issued for prepaid legal fees	$-	$74,356
Acquisition of warrants for note payable	$200,000	$-
Declared and unpaid dividends on preferred stock	$2,972	$-

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
December 31, 2010 and 2009

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

Going Concern

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not yet achieved operating income, and its operations are funded primarily from debt and equity financings. Losses are anticipated in the ongoing development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.

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

There can be no assurance that capital will be available as necessary to meet the Company's working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected and the Company may cease operations. These factors raise substantial doubt regarding our ability to continue as a going concern.

Fair Value of Financial Instruments

Under the Financial Account Standards Board Accounting Standards Codification (“FASB ASC”), we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option. Consistent with Fair Value Measurement Topic of the FASB ASC, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.

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

Our Level 1 assets and liabilities primarily include our cash and cash equivalents. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. The carrying amounts of accounts receivable, accounts payable, accrued liabilities, and notes payable approximate fair value due to the immediate or short-term maturities of these financial instruments. Our Level 2 liabilities consist of derivative liabilities. These are valued using observable inputs from readily available pricing sources for similar liabilities in active markets.

Stock-Based Compensation

Stock-based compensation expense is recorded in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

The fair value of each option granted in 2009 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of between 146% and 216%, risk-free interest rate between 0.04% and

2.02%, and expected life between 0.1 and 5 years.  The fair value of each option granted in 2010 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of between 159% and 188%, risk-free interest rate between 0.13% and 3.03%, and expected life between 0.08 and 10 years.

Cash and Cash Equivalents

The Company classifies investments as cash equivalents if the original maturity of an investment is three months or less.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to uncollectibility.  The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no material accounts receivable and no allowance at December 31, 2010 and 2009.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company continually assesses the appropriateness of inventory valuations giving consideration to slow-moving, non-saleable, out-of-date or close-dated inventory. As of December 31, 2010 and 2009 the Company had $3,396 and $2,009, respectively, of inventory included in other current assets.

Property and Equipment

Property and equipment are stated on the basis of historical cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the two to seven year estimated useful lives of the assets.

Patents and Patent Expenditures

AMAR holds patent license agreements and holds patents that are owned by the Company. All patent license agreements remain in effect over the life of the underlying patents. Accordingly, the patent license fee is being amortized over the estimated life of the patent using the straight-line method. Patent fees and legal fees associated with the issuance of new owned patents are capitalized and amortized over the estimated life of the patent.  Amortization expense amounted to $16,879 and $16,724 for the years ended December 31, 2010 and 2009, respectively.

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

Royalty revenue

Royalty revenue is calculated based on royalty fees as a percent of net sales relating to a license.  Amarillo recognizes revenue on these royalty payments in the year the revenue is generated by the licensee.  Royalty revenue of $1,479 was reported in the year ended December 31, 2009 for HBL sales of Bimron to BioVet.  HBL reported no sales of Bimron to Bio Vet for 2010.

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

Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is based on the number of weighted average shares outstanding. In 2010, 1,500 shares of preferred stock and 1,150,000 stock options had a dilutive effect of 1,500,000 and 347,222 shares, respectively. In 2009, options and warrants outstanding were anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and accounts receivable.

The Company has cash balances in a single financial institution which, from time to time, exceed the federally insured limit of $250,000.  No loss has been incurred related to this concentration of cash.

Other Concentrations

The Company and its sublicensees are reliant on a single, foreign supplier for its products.  The loss of this supplier could adversely affect the Company’s future revenues.  During 2009 the majority of revenue came from sublicense fees from three of its sublicensees.  There were no sublicense fees in 2010.  The loss of revenue from one these revenue sources could adversely affect the Company’s future revenues.  Our supplier, HBL, is part of the Hayashibara Group of companies, which announced on February 2, 2011 on its website in Japan that it had filed a petition for corporate reorganization with the Tokyo District Court.

In a letter to customers dated February 2, 2011, Mr. Hideki Matsushima, who has been appointed by the Tokyo District Court to be the provisional administrator of HBL, made the following statements, “…I would like to inform you that we will endeavor to supply our products to our customers in a stable fashion. We believe that we will be able to ensure a stable supply of our products, since we have been permitted by the Tokyo District Court to pay our debts to our suppliers related to the purchase of raw materials for our products, on the condition that our suppliers will continue to do business with us under the pre-existing payment terms and conditions.”

Based on these statements from Mr. Matsushima, ABI does not expect any disruption in the supply of IFNα or ACM from HBL. The Company has not received any demand for payment of the outstanding loans with HBL through the date of this filing.

Recent Accounting Pronouncements

In accordance with FASB ASC Topic 815, the Company reclassified warrants with embedded derivative feature (full-ratchet anti-dilution provision) to liabilities at fair value on January 1, 2009 and reported the change in fair value of the warrants for 2010 and 2009 as a component of other income.

Management does not anticipate that any recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

2. Property, Equipment and Software

Equipment is stated at cost less accumulated depreciation and consists of the following at December 31, 2010 and 2009:

	2010	2009
Furniture and equipment	$38,221	$38,221
Software	8,012	8,012
	46,233	46,233
Less: accumulated depreciation	(44,884)	(41,912)
Fixed Assets, net	$1,349	$4,321

Depreciation expense amounted to $2,972 and $4,486 for the years ended December 31, 2010 and 2009, respectively.

3. Notes Payable

The Company has two $1,000,000 notes payable under an unsecured loan agreement with HBL dated July 22, 1999.  The annual interest rate on unpaid principal from the date of each respective note is 4.5 percent, with accrued interest being payable at maturity.  $1,000,000 was payable on or before June 3, 2008.  The other $1,000,000 was payable on or before August 28, 2008.  Although we are currently in default of the notes, HBL has not demanded payment through the date of this filing.

The Company has a line of credit with Wells Fargo for $20,000, with interest at the prime rate plus 6.75 percent. There was an outstanding balance at December 31, 2010 and 2009 of $1,822 and $498, respectively, which is included in accounts payable and accrued expenses. This line is used from time to time for purchases.  The Company paid $1,577 and $877 of interest under the line of credit in 2010 and 2009, respectively.

In 2010, the Company entered into a verbal agreement with Paul Tibbits, a Director, to purchase 12,000,000 warrants held by him for $200,000. The agreement included interest at 0.43% per annum, with no stated maturity date, and no collateral. See Note 8.

4. License, Sublicense, Manufacturing, Research and Supply Agreements

Manufacturing and Supply Agreements:

The Company was a party to the following manufacturing and supply agreements at December 31, 2010.

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

A second amendment to the Development Agreement was executed extending the Development Agreement to March 12, 2005 and will be renewed automatically for successive three-year terms. The current expiration date of the Development Agreement is March 12, 2014.

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

A $7,500 minimum cash royalty was paid by the Company to Texas A&M University System during 2009.  The minimum cash royalty owed to Texas A&M University System for 2010 is $7,500.  A total of $78,360 in sublicense fees are owed to HBL based on sublicense fee income earned by the Company during 2008 and 2009 and are included in accrued expenses – related party.  The Company has also entered into various sublicense agreements under which the Company is entitled to receive royalties based on the net sales value of licensed products.

Research Agreements:

The Company currently has no obligations to pay third parties in 2011 for expenses related to ongoing clinical studies. The ongoing Phase 2 hepatitis C clinical study and influenza study in Taiwan are funded by CytoPharm.

5. Common Stock

The Company has 100,000,000 shares of voting common shares authorized for issuance.  On December 31, 2010, the Company had 75,791,320 shares of common stock outstanding and reserved for issuance upon exercise of options and warrants and conversion of preferred stock.  The Company issued common stock in 2010 and 2009 as follows:

Common Stock Issued in 2010	Shares	Issue Price	Net Price
Private placements – cash	2,137,000	$0.10	$202,200
Directors, officers, consultants plan – cash	2,922,143	0.031-0.04	102,215
Directors, officers, consultants plan – accrued salaries	162,884	0.07	11,402
Directors, officers, consultants plan– services	481,938	0.04-0.16	41,202
Options exercised – cash	3,332,000	0.04-0.10	138,200
Options exercised – cashless	70,258	0.10	-
Total Common Stock Issued in 2010	9,106,223	$0.031-0.16	$495,219

Common Stock Issued in 2009	Shares	Issue Price	Net Price
Private placements – cash	7,977,350	$0.10	$754,735
Directors, officers, consultants plan – cash	62,500	0.08	5,000
Directors, officers, consultants plan – accrued salaries	1,877,715	0.05-0.20	157,619
Directors, officers, consultants plan – services	1,866,291	0.06-0.26	232,127
Options exercised – cash	1,774,889	0.10	169,822
Options exercised – cashless	2,528,879	0.10	-
Total Common Stock Issued in 2009	16,087,624	$0.05-0.26	$1,319,303

During the years ended December 31, 2010 and 2009, finder’s fees paid related to private placements of stock totaled $11,500 and $50,667, respectively, and are deducted from the paid in excess of par capital account on the balance sheet.

6.  Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized for issuance which is issuable in series.

The board of directors authorized the issuance of up to 10,000 shares of Series 2010-A 10% Convertible Preferred Stock on July 29, 2010.  Each preferred share is convertible into 1,000 common shares ($100 stated value per share divided by $0.10).  Dividends are payable quarterly at 10% per annum in cash or stock at the option of the preferred stock holder.  Stock dividend payments are valued at the higher of $0.10 per share of common stock or the average of the two highest volume weighted average closing prices for the 5 consecutive trading days ending on the trading day that is immediately prior to the dividend payment date.  During 2010, a total of 1,500 shares of Series 2010-A 10% Convertible Preferred Stock were issued to a Director.  Net proceeds totaled $135,000 after $15,000 of brokerage commissions.  The preferred stock is convertible into 1,500,000 shares of restricted common stock. In 2010, the Company recorded $4,200 of dividends on the preferred stock. Of this amount, $1,228 was paid in 2010, with the remainder included in accounts payable and accrued expenses as of December 31, 2010.

7. Stock Option and Stock Plans

Stock Plans *	Issue Date Range	Total Shares Authorized	Shares Issued	Shares Remaining
2008 Stock Incentive Plan	5/23/08	600,000	166,667	433,333
2008 Executive Officers Compensatory Stock Plan	7/10/08 – 9/17/08	200,000	51,563	148,437
2008 Amended and Restated Directors, Officers and Consultants Stock Purchase Plan	10/22/08 – 12/31/10	8,000,000	7,575,672	424,328
2009 Consultants Stock Grant Plan	7/13/09 – 10/31/09	100,000	50,000	50,000
Non Stock Plan Issuances	6/2/08 – 03/12/10	929,562	205,863	723,699

Stock Option Plans *	Issue Date Range	Total Options Authorized**	Options Issued	Options Remaining
2009A Officers, Directors, Employees and Consultants Nonqualified Stock Option Plan ***	04/30/09 – 07/29/10	20,000,000	2,950,000	17,050,000
Non Stock Option Plan Issuances	06/30/08 – 12/16/08	1,056,912	1,056,912	0
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

8.  Stock Options and Warrants

Stock Options:

During 2010, 13,750,000 options were issued to consultants, advisors, directors, employees and two former employees, and we recognized $127,693 of expense related to these options.  During 2009, 2,650,000 options were issued to consultants, directors and employees, and we recognized $201,124 of expense related to these options.

We recognized $112,874 in 2010 and $284,871 in 2009 of employee options expense, related to previously issued options.  No more costs remain to be recognized for these options.

Directors, officers and consultants exercised 245,000 options in 2010 and 2,079,008 options in 2009 via an incentive program.  See “Stock Option and Warrant Exercise Incentive” below for more details about 2009 & 2010 stock option and warrant exercises.

A director exercised 3,250,000 options at $0.04 per share in 2010.  Net proceeds were $130,000.

A summary of the Company's stock option activity and related information for the years ended December 31, 2010 and 2009 is as follows:

	2010		2009
	Options	Price	Options	Price
Outstanding Beg. of Year	6,603,404	$0.10-0.87	8,882,412	$0.10-0.87
Granted	13,750,000	0.04-0.11	2,650,000	0.13-0.18
Cancelled/Expired	(12,171,667)	0.04-0.40	(2,850,000)	0.13-0.72
Exercised	(3,495,000)	0.04-0.10	(2,079,008)	0.10
Outstanding End of Year	4,686,737	0.04-0.87	6,603,404	0.10-0.87
Exercisable End of Year	4,686,737	0.04-0.87	5,803,404	0.10-0.87

Options reserved for the Director, employee and consultant stock option plan but not issued (17,050,000) are not included in the table above since this stock may be utilized for other purposes if not used for the plans. The weighted-average remaining contractual life of the above options is 2.64 years, and the weighted average exercise price of options outstanding at December 31, 2010 was $0.26.

Stock warrants:

During 2009, 7,877,350 warrants were issued together with private placement sales of 7,877,350 shares of stock.  During 2010, 2,137,000 warrants were issued together with private placement sales of 2,137,000 shares of stock.  We recognized the total purchase price for private placement stock and warrants as the cost to purchase the stock.

In 2009, investment bankers exercised 1,472,001 cashless warrants at $0.10 per share and received 785,854 shares of stock.  A total of 686,147 shares of stock reserved for exercise of warrants were returned to the treasury.  Investors exercised 3,244,990 warrants in 2009.  No warrants were exercised in 2010.  See “Stock Option and Warrant Exercise Incentive” below for more details about 2009 investor warrant exercises.

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2010 and 2009 is as follows:
	2010		2009
	Warrants	Price Range	Warrants	Price Range
Outstanding Beg. of Year	18,320,359	$0.10-0.20	15,360,000	$0.10-2.00
Granted	2,137,000	0.10	7,877,350	0.10-0.20
Cancelled	(12,000,000)	(0.10)	(200,000)	2.00
Exercised	-	-	(4,716,991)	0.10
Outstanding End of Year	8,457,359	0.10-0.20	18,320,359	0.10-0.20
Exercisable End of Year	8,457,359	0.10-0.20	18,320,359	0.10-0.20

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2010 is 1.35 years. The weighted average exercise price of warrants outstanding at December 31, 2010 was $0.14.

Derivative Liabilities:

In 2008, the Company sold preferred stock with attached warrants. As of December 31, 2009, there were 12,447,999 of these warrants outstanding. These warrants contain an anti-dilution ratchet provision. The Company is at risk of triggering the warrant anti-dilution provisions in the future if stock is sold below $0.10 per share to any non-exempt parties.  Holders of options and warrants prior to January 8, 2008 plus officers, directors and consultants under stock plans approved by outside board of director members are exempt from the anti-dilution provisions.

The anti-dilution provision was determined by management to be an embedded derivative, and was recognized as a liability in accordance with ASC 815 as of January 1, 2009. The Company measures the fair value of the liability at the end of each reporting period, with changes in value recorded as part of other income or expense.

In 2010, a Director of the Company purchased 12,000,000 of these warrants from the holder, along with their outstanding shares of stock in the Company, for $200,000. In December 2010, the Company agreed to buy the 12,000,000 warrants from the Director for $200,000. A verbal agreement was reached for the purchase price, with interest at 0.43% per annum in December, which was formally executed as a promissory note in January 2011.The warrants were retired due to the purchase by the Company. As of December 31, 2010, 447,999 of the warrants with the anti-dilution provision remaining outstanding.

The fair value of warrants with embedded derivative feature was estimated at December 31, 2010 with the binomial Black-Scholes option-pricing pricing model using the following assumptions: probability of anti-dilution ratchet of 75%; a probable reset share price of $0.045; dividend yield 0.0%; expected volatility of 195%, risk-free interest rate of 0.6% and expected life of approximately 2 years (the remaining term of the warrants). The fair value of the 447,999 outstanding warrants was $59,784.

Due to the purchase described above, 12,000,000 warrants were retired in December 2010. Consequently, the fair value of these warrants was $0. The decrease in the fair value of the liability for these warrants was recorded as part of the change in fair value of the derivative liability.

Net derivative gains for 2010 were $1,668,336. In 2009, the derivative loss was $1,240,397.

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

The Company determined that this was a modification of equity instruments, and accounted for the inducement under ASC Topic 718. For option and warrant holders who accepted the inducement and exercised their instruments under the terms noted above, an incremental fair value of the inducement was determined using the Black-Scholes option pricing model, with the following assumptions: dividend yield 0.0%, expected volatility of 147-216%, risk free interest rate 0.14 - 2.37%, and expected life of 0.13-5.36 years.  The Company recognized $84,148 of expense in 2009 and $4,457 of expense related to the inducement in 2010.

The activity resulting from the exercise of warrants and options under this incentive is as follows:

	Options/Warrants Exercised 2009	Common Stock Issued	Release of Reserved into Available Shares	Net Cash to Company
Options	2,079,008	1,345,598	733,410	$ 69,322
Warrants	3,244,990	2,172,316	1,072,674	100,500
Total	5,323,998	3,517,914	1,806,084	$169,822

	Options/Warrants Exercised 2010	Common Stock Issued	Release of Reserved into Available Shares	Net Cash to Company
Options	245,000	152,258	92,742	$ 8,200
Warrants	-	-	-	-
Total	245,000	152,258	92,742	$8,200

9.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company’s deferred tax asset of approximately $8,790,000 and $9,180,000 at December 31, 2010 and 2009 respectively, was subject to a valuation allowance of $8,790,000 and $9,180,000 at December 31, 2010 and 2009 respectively, because of uncertainty regarding the Company’s ability to realize future tax benefits associated with the deferred tax assets. Deferred tax assets were comprised primarily of net operating loss carryovers under the cash method of accounting used by the Company for federal income tax reporting. The valuation allowance decreased by $390,000 in 2010 and increased by $204,000 in 2009, due to the changes in the Company’s net operating loss carryover amounts.

At December 31, 2010, the Company has net operating loss carryforwards of approximately $25,855,000 for federal income tax purposes expiring in 2011 through 2030.  The ability of the Company to utilize these carryforwards may be limited should changes in stockholder ownership occur.

The difference between the reported income tax provision and the benefit normally expected by applying the statutory rate to the loss before income taxes results from the change during 2010 and 2009 of the deferred tax asset valuation allowance. As a result, the reported effective tax rate is 0%.

10. Commitments and Contingencies

Delinquent payroll

During 2009 and 2010, the Company curtailed payment of salaries payable to senior management of the Company. As of December 31, 2010, approximately $257,173 of unpaid salaries due to senior management of the Company is included in accounts payable and accrued expenses.  The significance of the amounts owed to senior management subjects the Company to the risk of resignation by these officers, as well as possible litigation.

Lease commitment

Our executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot facility rented by the Company. The lease expires on June 30, 2011 and our monthly rent is $1,025 per month. We believe that the facilities are well maintained and generally suitable and adequate for our current and projected operating needs.

Minimum Royalties

The agreement with Texas A&M University requires the Company to make minimum annual royalty payments of $7,500 through 2019.

Clinical Trial Costs

The Company currently has no obligations to pay third parties in 2011 for expenses related to ongoing clinical studies. The ongoing Phase 2 hepatis C clinical study and influenza study in Taiwan are funded by CytoPharm.

Litigation

The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 2010.

11. Related Party Transactions

The Company has relied significantly on HBL, a large shareholder of the Company, for a substantial portion of its capital requirements. Pursuant to the Development Agreement previously described, HBL advanced $9,000,000 for funding of research. In addition, HBL has purchased substantial amounts of the Company’s common stock from time to time, to the point where it now owns 5.10% of the issued and outstanding shares of common stock of the Company.

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

Additionally, the Company is obligated to pay HBL a percentage of sublicense fee income the Company receives.  We recorded $24,360 of sublicense fees to HBL in 2009 and owed $78,360 of accrued sublicense fees to HBL on December 31, 2010 and 2009.

HBL is obligated to pay the Company an 8% royalty on sales of oral interferon in Japan.  The Company recorded $0 in 2010 and $1,479 of royalties in 2009 from HBL animal health sales of oral interferon.

During 2010, the Company engaged the law firm of Underwood, Wilson, Berry, Stein and Johnson P.C. of which Mr. Morris is a shareholder.  Mr. Morris is also the Secretary of the Company. During the years ended December 31, 2010 and 2009, the Company incurred $36,126 and $65,066, respectively, of legal fees from this law firm.

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

12.  Subsequent Events

Since December 31, 2010, the Company has issued 62,222 shares to consultants for services valued at $5,600.

On January 10, 2011, a formal demand note was executed for the $200,000 owed to a Director, as discussed in Note 3, with 0.43% interest rate and no collateral.  The Board of Directors approved the note on January 14, 2011.

On February 7, 2011, a Director purchased 200 shares of Series 2010-A 10% convertible preferred stock at $100 per share.  Conversion price is $0.10 per share of common stock.  Net proceeds after a $2,000 brokerage commission were $18,000.

The Board granted 100,000 options with 2-year term and $0.075 exercise price to a consultant on March 8, 2011.  One quarter of the options vest each quarter during 2011.

On March 9, 2011, a note was executed for $20,000 owed to a Director, with 0.54% interest rate and no collateral. The note is payable on demand or in six months, whichever comes first.

On April 6, 2011, a note was executed for $40,000 owed to a Director, with 0.54% interest rate and no collateral. The note is payable on demand or in six months, whichever comes first.