Form 10-Q
period 2011-03-31
AMARILLO BIOSCIENCES INC
filed 2011-05-19
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 17, 2011 there were 61,209,446 shares of the issuer's common stock and 1,700 shares of the issuer’s preferred stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Amarillo Biosciences, Inc.
Balance Sheets
	March 31, 2011	December 31, 2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,539	$4,332
Prepaid expense and other current assets	138,608	135,634
Total current assets	140,147	139,966
Property, equipment and software, net	705	1,349
Patents, net	115,413	118,038
Total assets	$256,265	$259,353

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$692,678	$539,955
Accrued interest - related parties	773,912	751,294
Accrued expenses – related party	78,360	78,360
Derivative liabilities	60,394	59,784
Notes payable - related parties	2,220,000	2,200,000
Total current liabilities	3,825,344	3,629,393
Total liabilities	3,825,344	3,629,393

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares – 1,700 at March 31, 2011 and 1,500 at December 31, 2010	17	15
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 61,209,446 at March 31, 2011 and 61,147,224 at December 31, 2010	612,094	611,472
Additional paid-in capital	30,860,096	30,835,300
Accumulated deficit	(35,041,286)	(34,816,827)
Total stockholders' deficit	(3,569,079)	(3,370,040)
Total liabilities and stockholders’ deficit	$256,265	$259,353

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
(Unaudited)

	Three months ended March 31,
	2011	2010
Revenues:
Product sales	$2,720	$96
Total revenues	2,720	96

Cost of revenues:
Product sales	1,431	57
Total cost of revenues	1,431	57
Gross margin	1,289	39

Operating expenses:
Research and development expenses	86,945	101,288
Selling, general and administrative expenses	111,224	175,162
Total operating expenses	198,169	276,450

Operating loss	(196,880)	(276,411)

Other income (expense):
Change in fair value of derivatives	(610)	63,733
Interest expense	(23,063)	(22,769)
Interest and other income	300	-
Net loss	(220,253)	(235,447)

Preferred stock dividend	(4,206)	-
Net income (loss) applicable to common shareholders	$(224,459)	$(235,447)

Basic and diluted net loss per average share available to common shareholders	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	61,172,113	52,795,517

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2011	2010

Net cash used in operating activities	$(39,615)	$	(118,579)

Cash from investing activities:
Patent expenditures	(1,178)		(4,871)
Net cash used in investing activities	(1,178)		(4,871)

Cash from financing activities:
Proceeds from issuance of note payable related party	20,000		-
Proceeds from exercise of options	-		8,200
Proceeds from sale of convertible preferred stock	18,000		-
Proceeds from sale of common stock	-		103,000
Net cash provided by financing activities	38,000		111,200

Net change in cash	(2,793)		(12,250)
Cash and cash equivalents at beginning of period	4,332		24,216
Cash and cash equivalents at end of period	$1,539		$11,966
Supplemental disclosure of cash flow information
Cash paid for interest	$513		$577
Cash paid for income taxes	$-		$-

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
(Unaudited)

1.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

3.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On March 31, 2011, a total of 76,153,542 shares of common stock were either outstanding (61,209,446) or reserved for issuance upon exercise of options and warrants or conversion of convertible preferred stock (14,944,096).  Common stock issuances in the first quarter of 2011 are as follows:

Common Stock Issued in Q1 2011	Shares	Issue Price	Net Price
Directors, officers, consultants plan – services	62,222	$0.09	$5,600
Total Common Stock Issued in Q1 2011	62,222	$0.09	$5,600

No brokerage commissions were paid for the sale of common stock during the first quarter of 2011.

4.
Common Stock Options and Warrants.  The Board granted 100,000 options with a 2-year term and $0.075 exercise price to a consultant on March 8, 2011 with a fair value of $7,280.  One quarter of the options (fair value $1,820) vest each quarter during 2011.

The binomial Black-Scholes pricing model was used to calculate the fair value of the derivative liability arising from warrants with embedded features on March 31, 2011.  The probability of private placement issuances triggering a reset at the estimated stock price of $0.045 per share was estimated as 75% as of March 31, 2011. Triggering the reset provision is in the Company’s control.

The Black-Scholes option-pricing model was utilized with the following assumptions: dividend yield 0.0%, expected volatility 180.79%, risk free interest rate 0.80%, and expected life of approximately 1.775 years.  The valuation for the remaining 447,999 warrants outstanding was $60,394 on March 31, 2011.  The derivative loss for the first three months of 2011 was $610.

5.
Convertible Preferred Stock.  The shareholders have authorized 10,000,000 shares of preferred stock shares for issuance. The Board of directors authorized the issuance of up to 10,000 shares of Series 2010-A 10% Convertible Preferred Stock on July 29, 2010.  Each preferred share is convertible into 1,000 common shares ($100 stated value per share divided by $0.10).  Dividends are payable quarterly at 10% per annum in cash or stock at the option of the preferred stock Holder.  Stock dividend payments are valued at the higher of $0.10 per share of common stock or the average of the two highest volume weighted average closing prices for the 5 consecutive trading days ending on the trading day that is immediately prior to the dividend payment date.  During the first quarter of 2011, a total of 200 shares of Series 2010-A 10% Convertible Preferred Stock were issued.  Net proceeds totaled $18,000 after $2,000 of brokerage commissions.  The preferred stock is convertible into 200,000 shares of restricted common stock.

The Company accrued $4,206 of dividends on preferred stock during the quarter.

6.
Notes Payable – Related Party.  Two $1,000,000 notes are payable under an unsecured loan agreement with Hayashibara Biochemical Laboratories, Inc. (“HBL”), a major stockholder, dated July 22, 1999.  Although we are currently in repayment default on the notes, HBL has not demanded payment.

In 2010, the Company entered into a verbal agreement with Paul Tibbits, a Director, to purchase 12,000,000 warrants held by him for $200,000. On January 10, 2011 a promissory note for the $200,000 was executed, includes interest at 0.43% per annum, with no stated maturity date, and no collateral.

On March 9, 2011, the Company entered into a promissory agreement with Paul Tibbits, a Director, for $20,000. A note was executed and includes interest at 0.54% per annum, the note is due upon demand, or if no demand is made, on September 11, 2011.

7.
Line of Credit.  We have a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent.  There was an outstanding balance on March 31, 2011 of $18,498 which is included in accounts payable.

8.	License and Sublicense Agreements. During the first quarter of 2011 no license fees were received.

9.
Related Party Transactions.  The Company engaged the law firm of Underwood, Wilson, Berry, Stein and Johnson P.C. of which Mr. Morris was a shareholder through March 15, 2011.  Mr. Morris also was, and continues to be, the Secretary of the Company.  During the three months ended March 31, 2011 the Company incurred approximately $17,625 of legal fees to said law firm.

10.	Subsequent Events.

On April 6, 2011, a note was executed for $40,000 owed to a Director, with 0.54% interest rate and no collateral. The note is payable on demand or in six months, whichever comes first.

On April 15, 2011, the Company entered into a convertible debt agreement with Asher Enterprises, Inc. and Hope Capital, Inc.  The note was in the amount of $63,000 at an annual interest rate of 14% on a 365-day basis with a maturity date of April 14, 2012.  All or any part of the outstanding and unpaid principal of the note, along with any accrued and unpaid interest (at the option of the Borrower); can be converted into the Company’s common stock at any time during the term of the note.  The conversion price is either variable or fixed depending on the time of the conversion.  If the conversion takes place on or before the 240th day after effective date of the note, the conversion price will be the greater of the Variable Conversion Price and the Fixed Conversion Price.  If the conversion takes place after the 240th day after the effective date of the note, the conversion price will be the lesser of the Variable Conversion Price and the Fixed Conversion Price.  The Variable Conversion Price is 55% multiplied by the market price (a 45% discount from market price).  The market price is the average of the three lowest trading prices during the ten-day trading period ending on the latest complete trading day prior to the conversion date.  The Fixed Conversion Price is $0.04 per share of common stock.

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

Intellectual Property
Our portfolio consists of patents with claims that encompass method of use or treatment with interferon and composition of matter and manufacturing.  We currently own or license five patents related to low-dose orally delivered interferon, and one issued patent on our dietary supplement.  We have completed more than 100 pre-clinical (animal) and human studies of the safety and efficacy of low-dose orally delivered interferon.

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

Influenza
Influenza, commonly referred to as the flu, is an infectious disease caused by RNA viruses of the family Orthomyxoviridae that affects birds and mammals. The most common symptoms of the disease are chills, fever, sore throat, muscle pains, severe headache, coughing, weakness/fatigue and general discomfort. Influenza spreads around the world in seasonal epidemics, resulting in the deaths of between 250,000 and 500,000 people every year, up to millions in some pandemic years. On average 41,400 people died each year in the United States between 1979 and 2001 from influenza. Two publications in the April 2009 issue of the Journal of Virology report that interferon placed in the nose of guinea pigs or ferrets significantly suppresses replication of influenza virus.  These publications reinforce the Company’s view that low-dose interferon is protective against influenza.

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

In January 2011, CytoPharm, Inc., ABI’s licensee for Taiwan and China, launched an influenza treatment study in Taiwan. Up to 60 patients being treated with Tamiflu for influenza A infection of less than 48 hours duration may be randomly assigned to co-treatment with oral IFN or placebo. The aim of the study is to examine whether the combination of oral IFN and Tamiflu is superior to Taimflu alone in the treatment of influenza illness.

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

Strategic Alliance with Nobel.
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

In March 2008, the Company entered into a Supply Agreement for Animal Health with CytoPharm, Inc. Under the terms of the Agreement, CytoPharm will conduct all clinical trials, and seek to obtain regulatory regulatory approvals in China and Taiwan (the “Territory”) to launch our low dose oral interferon in the Territory for treatment of diseases and other healthcare applications of swine, cattle and poultry.  CytoPharm will make payments to us upon reaching certain milestones and will also pay royalties on low dose oral interferon sales in the Territory.

Strategic Alliance with Intas Pharmaceuticals.
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

Strategic Alliance with Cadila Healthcare
On October 18, 2010, the Company entered into a License and Supply Agreement with Cadila Healthcare of Amedabad, India.  The Company will supply anhydrous crystalline maltose (ACM) to Cadila for sale as an active ingredient in nutraceutical and healthcare products for human consumption to relieve dry mouth in India and Nepal.

Strategic Alliance with Oasis Diagnostics
On January 12, 2011, the Company entered into a License and Supply Agreement with Oasis Diagnostics of Vancouver, WA.  The Company will supply ACM to Oasis for sale as an active ingredient in nutraceutical and healthcare products for human consumption to relieve dry mouth in China, Taiwan and the Americas.

Equity Funding.  In the first quarter of 2011, the Company sold 200 unregistered shares of preferred stock for $100 per share, convertible to common stock with a $0.10 conversion price.  Net proceeds from the stock sale were $18,000 after payment of $2,000 in commissions.

Results of Operations for Quarters Ended March 31, 2011 and 2010:

Revenues.  During the quarter ended March 31, 2011, $1,320 from dietary supplement sales was generated compared to $96 for the quarter ended March 31, 2010, an increase of $1,224 (1275%).  During the quarter ended March 31, 2011, $1,400 of ACM sales was generated compared to no ACM sales for the quarter ended March 31, 2010, an increase of $1,400 (100%).

Research and Development Expenses. Research and development expenses of $86,945 were incurred for the quarter ended March 31, 2011, compared to $101,288 for the quarter ended March 31, 2010, a decrease of $14,343 (14%).  The decrease was mostly because oral warts, influenza and hepatitis C costs and personnel costs were lower in the first quarter of 2011.   The oral warts in HIV+ patients and influenza studies were mostly completed in 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $111,224 were incurred for the first quarter in 2011, compared to $175,162 for the first quarter of 2010, a decrease of $63,938 (37%).  Most of this decrease was due to lower salaries, Black-Scholes option expense, PR/IR, insurance and stock grants than in the first quarter of 2011.

Change in Fair Value of Derivative Instruments.  Change in fair value of derivative instruments was realized as a $610 loss in the first quarter of 2011 compared to $63,733 gain in the first quarter of 2010.   Derivative liabilities increased $610 from December 31, 2010 to March 31, 2011.

Other Income.  During the three-month period ended March 31, 2011, $300 interest and other income was generated compared to no interest and other income for the three-month period ended March 31, 2010.

Net Operating Loss.  In the three-month period ended March 31, 2011, the Company's net operating loss was $196,880 compared to a net operating loss for the three-month period ended March 31, 2010 of $276,411, a $79,531 (29%) reduction.  The operating loss was lower mostly because the $63,938 (37%) reduction in Selling, General and Administrative expenses.

Net Loss. In the three-month period ended March 31, 2011, the Company's net loss was $220,253 compared to a net loss for the three-month period ended March 31, 2010 of $235,447 a $15,194 (6%) reduction.  The operating loss was lower mostly because of the derivative liabilities decrease, due to a return of 12,000,000 warrants to the Company in December 2010.

Liquidity Needs:  On March 31, 2011, the Company had available $1,539 cash and had a working capital deficit (current assets less current liabilities) of $3,685,197.  Current liabilities include two $1 million notes, $773,486 of accrued interest and $78,360 of accrued expenses owed to Hayashibara Biochemical Laboratories, Inc. (HBL), and $220,000 of notes, and $426 of accrued interest owed to Paul Tibbits. Accrued payroll and vacation expenses owed mostly to officers is $385,021.  Derivative liabilities from warrants with embedded variable features valued at $60,394 are also included in the working capital deficit.  That leaves approximately $307,657 of accounts payables and accrued expenses in the working capital deficit.

Assuming there is no decrease in current accounts payable, and accounting for various one–time expenses, the Company’s negative cash flow for operating activities plus patent filings, the Company’s cash burn rate is approximately $66,000 per month.  The Company's continued losses and lack of liquidity raise substantial doubt about whether the Company is able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain license and milestone fees, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2011 Plan.  The Company is currently pursuing potential investors for funding.  In addition, the Company is also pursuing potential pharmaceutical partners to provide upfront license fee payments and funding for clinical studies.  There can be no assurance that private placement funding or pharmaceutical partner funding will become available.

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

We are dependent on funding from private placements of stock.  Our sales revenue, sublicense fees and royalty income are negligible compared to expenses.  Our primary focus is to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect significant sales or royalty revenue in the near term as Phase 2 and Phase 3 clinical studies must be completed before a NDA (New Drug Application) may be submitted to the FDA.  We operate at a net loss and current liabilities exceed current assets by approximately $3,685,197.  The working capital deficit includes two $1 million notes, $773,486 of accrued interest and $78,360 of accrued expenses owed to our shareholder (HBL); $220,000 of notes, and $426 of accrued interest owed to our director and shareholder Paul Tibbits; $385,021 of accrued payroll and vacation expenses owed mostly to officers; and $60,394 of non-cash derivative liabilities for warrants with embedded derivatives. The remaining working capital deficit of approximately $307,657 consists of accounts payable and accrued expenses.

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

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.  Our Independent Registered Public Accounting firm added an explanatory paragraph to their audit reports issued in connection with our financial statements for December 31, 2010 and 2009 which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $220,253 for the three months ended March 31, 2011 and a net loss of $235,447 for the three months ended March 31, 2010.  The operating loss for the three months ended March 31, 2011 was $196,880.  In addition, as of March 31, 2011 we had an accumulated deficit of $35,041,286. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are unable to generate profits and if we to continue to be unable to obtain financing to meet our working capital requirements, we will have to cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability.

Risk Relating to Our January 2008 Financing Arrangement.  There are 447,999 shares underlying our warrants related to our January 2008 financing arrangement that may be available for future sale and the sale of these shares may depress the market price of our common stock.  In addition the warrants have an anti-dilution ratchet feature that could cause the number of warrants to increase and the exercise price to decrease if we should have any non exempt stock, option or warrant issuances at less than the $0.10 per share. As of March 31, 2011, we had 61,209,446 shares of common stock issued and outstanding plus 14,944,096 shares reserved for options and warrants or conversion of convertible preferred stock which includes the above January 2008 warrants.

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

Future sales of a significant number of shares of our common stock by existing stockholders may lower the price of our common stock, which could result in losses to our stockholders.  Approximately 6,500,000 of our restricted shares were issued during the six months ended March 31, 2011 which, upon becoming freely tradable under Rule 144 or 144(k) of the Securities Exchange Act of 1934, may lower the price of our common stock.  The number of shares of restricted stock issued prior to September 1, 2010 that has been held for at least six months and hasn’t had the legends removed to become freely tradable under Rule 144 or 144(k) is not known.

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

ITEM 4.                      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2011. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There were no changes in internal controls over financial reporting during the first quarter of 2011.

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

During the first quarter of 2011, the Company sold 200 unregistered shares of preferred stock for $100 per share, convertible to common stock with a $0.10 conversion price.  Net proceeds from the stock sale were $18,000 after payment of $2,000 in commissions.

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

  AMARILLO BIOSCIENCES, INC.

Date: May 19, 2011	By: /s/ Joseph M. Cummins
Joseph M. Cummins
President and Chief Executive Officer

Date: May 19, 2011	By: /s/ Bernard Cohen
Bernard Cohen
Vice President and Chief Financial Officer