Form 10-Q
period 2011-06-30
AMARILLO BIOSCIENCES INC
filed 2011-08-12
CIK 1014763

OMB Number: 3235-0058
Expires: May 31, 2012
OMB APPROVAL
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 12b-25

NOTIFICATION OF LATE FILING

SEC FILE NUMBER: 000-0-20791

(Check one):
☐ Form 10-K     ☐ Form 20-F     ☐ Form 11-K     ☒ Form 10-Q    ☐ Form 10-D     ☐ Form N-SAR     ☐ Form N-CSR

For Period Ended:  June 30, 2011

☐ Transition Report on Form 10-K
☐ Transition Report on Form 20-F
☐ Transition Report on Form 11-K
☐ Transition Report on Form 10-Q
☐ Transition Report on Form N-SAR

For the Transition Period Ended: __________________________________________________________________

Read Instruction (on back page) Before Preparing Form. Please Print or Type. Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I — REGISTRANT INFORMATION

AMARILLO BIOSCIENCES, INC.
Full Name of Registrant

4134 Business Park Drive
Address of Principal Executive Office (Street and Number)

Amarillo, Texas 79110
City, State and Zip Code

PART II — RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

☒	(a)	The reason described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense

☒	(b)
The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR or Form N-CSR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Qor subject distribution report on Form 10-D, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

☐	(c)	The accountant’s statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.
[Missing Graphic Reference]

PART III — NARRATIVE

State below in reasonable detail why Forms 10-K, 20-F, 11-K, 10-Q, 10-D, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

The financial information could not be assembled and analyzed without unreasonable effort and expense to the Registrant. The Form 10-Q will be filed as soon as practicable and within the 5 day extension period.

(Attach extra Sheets if Needed)

PART IV — OTHER INFORMATION

(1)	Name and telephone number of person to contact in regard to this notification

Edward Morris	(806)	376-1741
(Name)	(Area Code)	(Telephone Number)

(2)
Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed ? If answer is no, identify report(s).     Yes ☒  No ☐

(3)
 Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof ?     Yes ☐  No ☒

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

AMARILLO BIOSCIENCES, INC.
 (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 12, 2011	By:	/s/ Joseph M. Cummins
Joseph M. Cummins
President & CEO