Form 10-Q
period 2011-06-30
AMARILLO BIOSCIENCES INC
filed 2011-09-08
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of September 7, 2011 there were 67,243,122 shares of the issuer's common stock and 1,700 shares of the issuer’s preferred stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Amarillo Biosciences, Inc.
Balance Sheets
	June 30, 2011	December 31, 2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$5,396	$4,332
Prepaid expense and other current assets	62,003	135,634
Total current assets	67,399	139,966
Property, equipment and software, net	282	1,349
Patents, net	111,639	118,038
Total assets	$179,320	$259,353

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$734,221	$539,955
Accrued interest - related parties	795,981	751,294
Accrued expenses – related party	78,360	78,360
Derivative liabilities	161,952	59,784
Notes payable - related parties	2,260,000	2,200,000
Notes payable – convertible, net	13,618	-
Total current liabilities	4,044,132	3,629,393
Total liabilities	4,044,132	3,629,393

Commitments and contingencies
Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares – 1,700 at June 30, 2011 and 1,500 at December 31, 2010	17	15
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 61,609,446 at June 30, 2011 and 61,147,224 at December 31, 2010	616,094	611,472
Additional paid-in capital	30,892,916	30,835,300
Accumulated deficit	(35,373,839)	(34,816,827)
Total stockholders' deficit	(3,864,812)	(3,370,040)
Total liabilities and stockholders’ deficit	$179,320	$259,353

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues:
Product sales	$4,835	$3,024	$7,555	$3,120
Total revenues	4,835	3,024	7,555	3,120
Cost of revenues:
Product sales	2,588	2,038	4,019	2,095
Total cost of revenues	2,588	2,038	4,019	2,095
Gross Margin	2,247	986	3,536	1,025

Operating expenses:
Research and development expenses	93,284	97,831	180,229	199,119
Selling, general and administrative expenses	200,496	137,403	311,720	312,567
Total operating expenses	293,780	235,234	491,949	511,686

Operating loss	(291,533)	(234,248)	(488,413)	(510,661)

Other income (expense)
Derivative income	1,442	784,056	832	847,790
Interest expense	(38,362)	(23,575)	(61,425)	(46,343)
Interest and other income	150	140	450	140
Net income (loss)	(328,303)	526,373	(548,556)	290,926
Preferred stock dividend	4,250	-	8,456	-
Net income (loss) applicable to common shareholders	$(332,553)	$526,373	$(557,012)	$290,926

Basic net income ( loss) per share	$(0.01)	$0.01	(0.01)	$0.01
Diluted net income ( loss) per share	$(0.01)	$0.01	$(0.01)	$0.01

Basic weighted average shares outstanding	61,336,919	53,911,830	61,254,971	53,356,757
Diluted weighted average shares outstanding	61,336,919	53,911,830	61,254,971	56,410,440

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2011	2010

Net cash used in operating activities	$(178,728)	$	(206,033)

Cash from investing activities:
Patent expenditures	(1,208)		(5,083)
Net cash used in investing activities	(1,208)		(5,083)

Cash from financing activities:
Proceeds from issuance of convertible note payable	103,000		-
Proceeds from notes payable – related party	60,000		-
Proceeds from exercise of options	-		8,200
Proceeds from sale of convertible preferred stock	18,000		-
Proceeds from sale of common stock	-		200,000
Net cash provided by financing activities	181,000		208,200

Net change in cash	1,064		(2,916)
Cash and cash equivalents at beginning of period	4,332		24,216
Cash and cash equivalents at end of period	$5,396		$21,300
Supplemental disclosure of cash flow information
Cash paid for interest	$571		$1,713
Cash paid for income taxes	$-		$-
Non-cash transactions:
Discount on convertible notes payable	$103,000		$-

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
(Unaudited)

1.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

3.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On June 30, 2011, a total of 82,466,042 shares of common stock were either outstanding (61,609,446) or reserved for issuance upon exercise of options and warrants or conversion of convertible preferred stock or conversion of debt (20,856,596).  Common stock issuances in the first and second quarters of 2011 are as follows:

Common Stock Issued in Q1 2011	Shares	Issue Price	Net Price
Directors, officers, consultants plan – services	62,222	$0.09	$5,600
Total Common Stock Issued in Q1 2011	62,222	$0.09	$5,600

Common Stock Issued in Q2 2011	Shares	Issue Price	Net Price
Directors, officers, consultants plan – services	400,000	$0.055-0.065	$35,000
Total Common Stock Issued in Q2 2011	400,000	$0.055-0.065	$35,000

No brokerage commissions were paid for the sale of common stock during the first or second quarters of 2011.

On March 8, 2011, the Company renewed the Consulting Contract with Caprock Consulting Group to render services through Kimball Austin Miller, M.D. as Medical Director pertaining to achieving recognition of ABI’s technology as treatment or prevention of human diseases.  The terms and conditions of the renewed contract remain the same as the previous contract for the same period of 2010.

On March 8 2011, the Company and Dr. Miller executed the Non-Qualified Stock Option Agreement evidencing the grant of options under the Consulting Agreement referenced above between the Company and Dr. Miller. The Company granted 100,000 options with a 2 year term and a $0.075 exercise price, with a fair value of $7,280, vesting quarterly during 2011.

On June 1, 2011, the Company and Edward L. Morris executed a consulting agreement whereby Mr. Morris would render general consulting services in the area of regulatory compliance to the Company subject to his availability.  The compensation agreed to by the parties consists of the grant of 200,000 shares of ABI voting common stock each month during the term of the contract. The shares are to be registered by the Company on Form S-8.

On June 22, 2011, the Company granted Kimball Miller 200,000 shares of ABI voting common stock for consulting services and will grant Dr. Miller 200,000 shares monthly for a total of 5 months for consulting services. The shares are to be registered by the Company on Form S-8. In July and August 2011, an additional 400,000 shares have been issued.

On June 22, 2011, the Company entered into a consulting agreement with Claudia Walters for services rendered beginning in July 2011, subject to her availability, in the area of corporate finance.  In exchange for those services, the Consultant shall be compensated by the grant of 200,000 shares of ABI voting common stock.  The first grant was to occur upon execution of the Agreement and an additional 200,000 shares each month during the contract period.  The first 400,000 shares were to be issued immediately and the balance of the shares is to be common stock registered on Form S-8. The Company recognized $11,000 expense in June 2011 for the initial 200,000 shares which were issued in July 2011.

The Company entered into an agreement on June 27, 2011 with Rui Figueiredo for the purpose of providing multimedia services to the Company for a six-month period beginning in July 2011 in exchange for 3,246,753 shares of ABI common stock registered on Form S-8.

On June 27, 2011, the Company entered into an agreement with Interactive Business Alliance, LLC for consultation and rendering of public relations and communications services for a period of six months beginning in July 2011.  For consultation services rendered, the Company agreed to pay 1,250,000 shares of Rule 144 Restricted AMAR stock.

4.
Common Stock Options and Warrants.  The Board granted 100,000 options with a 2-year term and $0.075 exercise price to a consultant on March 8, 2011 with a fair value of $7,280.  One quarter of the options (fair value $1,820) vest each quarter during 2011.

The binomial Black-Scholes pricing model was used to calculate the fair value of the Warrant Strategies (formerly Midsouth) warrants on June 30, 2011.  The probability of private placement issuances triggering a reset equal to a stock price of $0.03 per share was estimated as 75%.  The reset stock price was set at $0.03 since this was the lowest quarterly closing price for 2010 and for the first and second quarter of 2011.  The stock price closed at $0.08 on December 31, 2010, $0.09 on March 31, 2011, and $0.06 on June 30, 2011.  The probability was estimated at 75% because during the 3rd and 4th quarter of 2010 and the 1st quarter of 2011 the Company sold convertible preferred stock with $0.10 per share common stock share conversion price although the market price of the common stock was below $0.10 per share.  The Company sold exempt issuances of stock below $0.10 per share to directors, officers, and consultants during the fourth quarter of 2010, which is allowable without triggering a reset.  No such exempt issuances have been sold during the 1st or 2nd quarter of 2011.  The probability of not triggering the reset at $0.10 per share was estimated as 25%.  Valuation consists of 75% of the Black-Scholes value of the warrants for a reset occurrence at $0.03 per share and 25% of the Black-Scholes value of the warrants on June 30, 2011.  The Black-Scholes option-pricing model was utilized with the following assumptions:  dividend yield 0.0%; expected volatility of 171.59%; risk-free interest rate of 0.45% (2 year treasury on June 30, 2011) and expected life of 1.5260274 years.  The valuation for the 447,999 Warrant Strategies warrants was $53,706 on June 30, 2011.  For the quarter ended June 30, 2011, the change in fair value of the derivative instrument was recorded as a $6,688 derivative gain and the derivative liabilities account decreased from $60,395 on March 31, 2011 to $53,706 on June 30, 2011.

The Company entered into two Securities Purchase Agreements each consisting of a secured convertible debenture (the Note) and a warrant (Warrant) issued on April 15, 2011 and May 24, 2011 (Valuation Dates).  The instruments were valued on issue date(s) and at the end of the second fiscal quarter, June 30, 2011.

The instruments are:
1.
$63,000 Convertible Note at the greater/lesser (see definition below) of the 55% of market price and $0.04 fixed conversion price; an annual interest rate of 14%; redemption at 150% to 180 days and 100% to 240 days; and a maturity date of April 14, 2012; 787,500 Warrants for a period of 3 years at $0.04 per share.

2.
$40,000 Convertible Note at the greater/lesser (see definition below) of the 55% of market price and $0.04 fixed conversion price; an annual interest rate of 14%; redemption at 150% to 180 days and 100% to 240 days; and a maturity date of May 31, 2012; 500,000 Warrants for a period of 3 years at $0.04 per share.

The conversion price and time frame is defined and explained for both Convertible Notes as follows:

The Variable Conversion Price is defined as 55% multiplied by the Market Price.  This represents a 45% discount from the market price.  The Market Price is defined as the average of the lowest three Trading Prices for the Common Stock during the ten trading day period ending on the latest complete trading day prior to the Conversion Date (the date the Conversion Notice is sent by the Holder to the Borrower via facsimile).  The Trading Price is defined as the closing on the OTCBB.  The Trading Day is defined as any day on which the Common Stock is listed for any period on the OTCBB.

The Fixed Conversion Price is defined as $0.04 per share of Common Stock.

The First Period:  Beginning on the date of the note and ending on the 240th day following the date of the note, providing that no default has occurred, the (Conversion) Price is to be the greater of the Variable Conversion Price and the Fixed Conversion Price.

The Second Period:  This period is defined as (a) following the occurrence of a default or (b) anytime after the 240th day following the date of the note, the (Conversion) Price is to be the lesser of the Variable Conversion Price and the Fixed Conversion Price.

The basis for determination and valuation are
•	FASB ASC 820 Fair Value Measurements and Disclosures
•	FASB ASC 815 Derivatives and Hedging

Management determined that the variable conversion prices of the notes constituted an embedded derivative.

The embedded derivatives were bundled and valued as a single, compound embedded derivative divided from the debt host and treated as a liability.  The single compound embedded derivative features are
1.	The conversion feature with the variable and fixed conversion prices
2.	The redemption features

The embedded conversion features in the Notes’ conversion and redemption features were accounted for as a derivative liability.  The Warrants’ were valued as a liability and discount to the note, due to the unknown number of shares to be issued upon conversion of the debt, causing a lack of sufficient authorized shares to be available to settle the warrants. The derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement.

The fair values for the derivatives within the Convertible Notes at the dates of issuance and at the end of the second fiscal quarter are:

	4/15/2011	5/24/2011	6/30/2011
Notional Amount	63,000	40,000	103,000
Note Balance	63,000	40,000	103,000
Derivative Value (Notes)	50,410	32,414	81,066
Mark to Market (Notes)	-	-	(1,758)

The fair values for the derivatives within the Warrants at the dates of issuance and at the end of the second fiscal quarter are:

	4/15/2011	5/24/2011	6/30/2011
Warrants	787,500	500,000	1,287,500
Warrants Value	28,940	17,757	27,180
Mark to Market Warrants	-	-	(19,517)

At each issuance date of the Note, the initial loan and valuation of the embedded derivative was recorded.  The net cash received was recorded.  There was an upfront payment of legal expenses made to the Holder’s attorney for each note.  That amount was recorded as a deferred financing cost.  The notional amount was recorded as a liability with that same amount recorded as debt discount. The debt discount and deferred financing costs are being amortized over the life of the notes using the effective interest method. An additional expense of $26,521 was recorded as derivative expense for the excess of inception date derivative values over the face value of the notes.

Quarterly the Convertible Embedded Derivative(s) and the Warrant values are marked-to-market.  The convertible Term Note Discount and the Deferred Financing Costs are amortized quarterly.

5.
Convertible Preferred Stock.  The shareholders have authorized 10,000,000 shares of preferred stock for issuance. The Board of directors authorized the issuance of up to 10,000 shares of Series 2010-A 10% Convertible Preferred Stock on July 29, 2010.  Each preferred share is convertible into 1,000 common shares ($100 stated value per share divided by $0.10).  Dividends are payable quarterly at 10% per annum in cash or stock at the option of the preferred Stock Holder.  Stock dividend payments are valued at the higher of $0.10 per share of common stock or the average of the two highest volume weighted average closing prices for the 5 consecutive trading days ending on the trading day that is immediately prior to the dividend payment date.  During the first quarter of 2011, a total of 200 shares of Series 2010-A 10% Convertible Preferred Stock were issued.  Net proceeds totaled $18,000 after $2,000 of brokerage commissions.  The preferred stock is convertible into 200,000 shares of restricted common stock.

The Company accrued $4,206 of preferred stock dividends during the first quarter and $4,250 during the second quarter of 2011.

6.
Notes Payable – Related Party.  Two $1,000,000 notes are payable under an unsecured loan agreement with Hayashibara Biochemical Laboratories, Inc. (“HBL”), a major stockholder, dated July 22, 1999.  Although we are currently in default on the notes, HBL has not demanded payment.

In 2010, the Company entered into a verbal agreement with Paul Tibbits, a Director, to purchase 12,000,000 warrants held by him for $200,000. On January 10, 2011 a promissory note in the amount of $200,000 was executed at an annual interest rate of 0.43%, with no stated maturity date, and no collateral.

On March 9, 2011, the Company entered into a promissory agreement with Paul Tibbits, a Director, for $20,000. A note was executed and includes interest at 0.54% per annum; the note is due upon demand, or if no demand is made, on September 11, 2011.

On April 6, 2011, the Company entered into another promissory agreement with Paul Tibbits, a Director, for $40,000. A note was executed and includes interest at 0.54% per annum; the note is due upon demand, or if no demand is made, on October 8, 2011.

7.
Line of Credit.  We have a line of credit with Wells Fargo Bank for $20,000, at an interest rate of prime rate plus 6.75 percent.  There was an outstanding balance on June 30, 2011 of $19,972 which is included in accounts payable.

8.	License and Sublicense Agreements. During the first six months of 2011 no license fees were received.

9.
Related Party Transactions.  The Company engaged the law firm of Underwood, Wilson, Berry, Stein and Johnson P.C. of which Mr. Edward Morris was a shareholder through March 15, 2011.  Mr. Morris also was, and continues to be, the Secretary of the Company.  During the six months ended June 30, 2011 the Company incurred approximately $17,912 of legal fees to said law firm. For the second quarter of 2011, Mr. Morris has had no connection with the above referenced law firm.  Mr. Morris remains the Secretary of the Company.

Mr. Morris executed a consulting contract with the Company on June 1, 2011. 200,000 shares of common stock were issued on June 2, 2011 associated with services rendered pursuant to the consulting contract of June 1, 2011.  The contract is effective through December 31, 2011.  The shares were issued under the authority of the First Amended and Restated 2011 Consultants Stock Grant Plan and were registered on Form S-8.  Mr. Morris incurred $6,250 for consulting services prior to the execution of the consulting contract.

10.
Subsequent Events. 400,000 shares were issued to Claudia Walters in July 2011 and 200,000 shares in August 2011 associated with services rendered pursuant to the consulting contract of June 22, 2011.  The contract is effective through December 31, 2011.  The shares were issued under authority of the First Amended and Restated 2011 Consultants Stock Grant Plan and were registered on Form S-8.

On July 20, 2011, Dennis Moore, a director, purchased 76,923 shares of common stock under authority of the Amended and Restated 2008 Directors, Officers, and Consultants Stock Purchase Plan, and were registered on Form S-8.

On July 1, 2011, 3,246,753 shares of ABI common stock were issued to Rui Figueiredo associated with services rendered pursuant to a consulting agreement entered into on June 27, 2011 for the purpose of providing multimedia services to the Company for a six-month period. The shares were issued under authority of the First Amended and Restated 2011 Consultants Stock Grant Plan and were registered on Form S-8.

On June 27, 2011, the Company entered into an agreement with Interactive Business Alliance, LLC for consultation and rendering of public relations and communications services for a period of six months beginning in July 2011.  For consultation services rendered, the Company agreed to pay 1,250,000 shares of Rule 144 Restricted AMAR stock. 1,250,000 shares were issued on July 8, 2011 under authority of the First Amended and Restated 2011 Consultants Stock Grant Plan.

Kimball Miller was issued 200,000 shares in July and 200,000 shares in August, 2011 for consulting. The shares were issued under authority of the First Amended and Restated 2011 Consultants Stock Grant Plan and were registered on Form S-8.

On August 1, 2011, the Company entered into an Agreement with Drew Alexander for mutually agreed upon consulting services in exchange for a fee of $200 per hour.  The contract may be extended upon mutual consent of the parties.  Consultant will render advice relative to Indian tribes in Oklahoma and various matters as requested by ABI.

Mr. Alexander purchased 60,000 shares of common stock on August 3, 2011 under the authority of the Amended and Restated 2008 Directors, Officers, and Consultants Stock Purchase Plan, and were registered on Form S-8.

On August 21, 2011, the Company entered into the Option for License Agreement and Technology Transfer between Amarillo Biosciences and Colorado Serum Company.  The Business Objective is to achieve the successful commercialization of products containing bovine or other animal cytokines (Extract) for human and animal health.  The term of the agreement is for one year from the execution date of the agreement.

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

A 90-day letter of termination due to non-performance was sent to Nobel on November 19, 2010. On February 4, 2011, ABI received a letter from Nobel in which they disputed ABI’s right to terminate the agreement. In response, ABI sent a letter dated March 16, 2011 to Nobel stating ABI’s position that sufficient grounds for termination existed and that the agreement was no longer in force. No further reply has been received from Nobel.

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

Strategic Alliance with Oasis Diagnostics
On January 12, 2011, the Company entered into a License and Supply Agreement with Oasis Diagnostics Company (ODC) of Vancouver, WA.  The Company will supply ACM to Oasis for sale as an active ingredient in nutraceutical and healthcare products for human consumption to relieve dry mouth in China, Taiwan and the Americas.

This agreement was terminated as of July 11, 2011 based on ODC’s failure to pay the first installment of the $120,000 upfront licensee fee specified in the agreement. On August 1, 2011, ABI and ODC signed an option agreement that terminates on January 11, 2012. During the option period, ABI has agreed to re-instate the License and Supply Agreement under the previous terms if ODC pays the $120,000 license fee in full. ABI has agreed not to license the territories covered by the License and Supply Agreement to another party during the terms of the option agreement.

Equity Funding.  In the first quarter of 2011, the Company sold 200 unregistered shares of preferred stock for $100 per share, convertible to common stock with a $0.10 conversion price.  Net proceeds from the stock sale were $18,000 after payment of $2,000 in commissions.

Results of Operations for Quarters Ended June 30, 2011 and 2010:

Revenues.  During the quarter ended June 30, 2011, $1,085 from dietary supplement sales was generated compared to $24 for the quarter ended June 30, 2010, an increase of $1,061 (4421%).  During the quarter ended June 30, 2011, $3,750 of ACM sales was generated compared to $3,000 for the quarter ended June 30, 2010, an increase of $750 (25%).

Research and Development Expenses. Research and development expenses of $93,284 were incurred for the quarter ended June 30, 2011, compared to $97,831 for the quarter ended June 30, 2010, a decrease of $4,547 (-5%).  The decrease was mostly because oral warts, influenza and hepatitis C costs and personnel costs were lower in the second quarter of 2011.   The oral warts in HIV+ patients and influenza studies were mostly completed in 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $200,496 were incurred for the second quarter in 2011, compared to $137,403 for the second quarter of 2010, an increase of $63,093 (46%).  Most of this increase was due to stock option expense, PR/IR, insurance and stock grants in the second quarter of 2011.

Derivative Income.  Derivative income was $1,442 in the second quarter of 2011 compared to $784,056 in the second quarter of 2010. Derivative liabilities increased $102,168 from December 31, 2010 to June 30, 2011 mostly because of the liability associated with the Asher Notes and our stock price declined from $0.07 on June 30, 2010 to $0.06 on June 30, 2011.

Other Income.  During the three-month period ended June 30, 2011, $150 interest and other income was generated compared to $140 interest and other income for the three-month period ended June 30, 2010.

Operating Loss.  In the three-month period ended June 30, 2011, the Company's operating loss was $291,533 compared to an operating loss for the three-month period ended June, 2010 of $234,248, a $57,285 (24%) increase.  The operating loss was higher mostly because of increased costs associated with the Asher Notes.

Net Loss. In the three-month period ended June 30, 2011, the Company's net loss was $328,303 compared to net income of $526,373 for the three-month period ended June 30, 2010, a $854,676 (162%) decrease.  The operating loss was mostly because of the derivative liabilities decrease, due to a return of 12,000,000 warrants to the Company in December 2010.

Results of Operations for the Six Months Ended June 30, 2011 and June 30, 2010.

Revenues.  During the six months ended June 30, 2011, $2,405 from dietary supplement sales were generated compared to $3,120 of dietary supplement sales only for the six months ended June 30, 2010, a decrease of $715.

Research and Development Expenses. Research and development expenses of $180,229 were incurred for the six month period ended June 30, 2011, compared to $199,119 for the six month period ended June 30, 2010, a decrease of $18,890 (9%).  Research and development costs were lower the first six months of 2011 primarily due to decreased insurance costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $311,720 were incurred for the six-month period ended June 30, 2011, compared to $312,567 for the six-month period ended June 30, 2010, a decrease of $847 (0%).

Derivative Income.  Derivative income was $832 for the six-month period ended June 30, 2011 compared to $847,790 in the six-month period ended June 30, 2010.  Derivative liabilities increased $102,168 from December 31, 2010 to June 30, 2011 mostly because of the liability associated with the Asher Notes and our stock price declined from $0.07 on June 30, 2010 to $0.06 on June 30, 2011.

Interest and Other Income.   During the six-month period ended June 30, 2011, $450 of interest and other income was generated compare to $140 in the six-month period ended June 30, 2010, an increase of $310 (221%).

Operating Loss.  In the six-month period ended June 30, 2011, the Company's operating loss was $488,413 compared to an operating loss for the six-month period ended June 30, 2010 of $510,661, a $22,248 (4%) reduction.  Also, no options were issued to employees or directors in the first six months of 2011, a $40,599 difference.

Net Income (Loss).  In the six-month period ended June 30, 2011, net loss was $548,556 compared to a net income for the six-month period ended June 30, 2010 of $290,926, a decrease in net income of $839,482 (289%).  The increase was mostly the $820,437 difference in derivative gains in the first six months of 2011 and 2010.  The $80,752 reduction in Black-Scholes option expense during the first six months of 2011 compared to the first six months of 2010 also contributed to the difference.

Liquidity Needs:  On June 30, 2011, the Company had available $5,396 cash and had a working capital deficit (current assets less current liabilities) of $3,976,733.  Current liabilities include two $1 million notes, $795,981 of accrued interest and $78,360 of accrued expenses owed to Hayashibara Biochemical Laboratories, Inc. (HBL), $260,000 of notes, and $1,015 of accrued interest owed to Paul Tibbits, and $13,618 of notes owed to Asher Enterprises. Accrued payroll and vacation expenses owed mostly to officers is $414,878.  Derivative liabilities from warrants with embedded variable features valued at $161,952 are also included in the working capital deficit.  That leaves approximately $319,343 of accounts payables and accrued expenses in the working capital deficit.

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

We are dependent on funding from private placements of stock.  Our sales revenue, sublicense fees and royalty income are negligible compared to expenses.  Our primary focus is to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect significant sales or royalty revenue in the near term as Phase 2 and Phase 3 clinical studies must be completed before a NDA (New Drug Application) may be submitted to the FDA.  We operate at a net loss and current liabilities exceed current assets by approximately $3,976,733.  The working capital deficit includes two $1 million notes, $795,924 of accrued interest and $78,360 of accrued expenses owed to our shareholder (HBL); $260,000 of notes, and $1,015 of accrued interest owed to our director and shareholder Paul Tibbits; $103,000 of notes to Asher Enterprises with an unamortized discount of $89,382; $414,878 of accrued payroll and vacation expenses owed mostly to officers; and $161,952 of non-cash derivative liabilities. The remaining working capital deficit of approximately $319,343 consists of accounts payable and accrued expenses.

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

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.  Our Independent Registered Public Accounting firm added an explanatory paragraph to their audit reports issued in connection with our financial statements for December 31, 2010 and 2009 which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $548,556 for the six months ended June 30, 2011 and a net income of $290,926 for the six months ended June 30, 2010.  The operating loss for the six months ended June 30, 2011 was $488,413.  In addition, as of June 30, 2011 we had an accumulated deficit of $35,373,839. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are unable to generate profits and if we to continue to be unable to obtain financing to meet our working capital requirements, we will have to cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability.

Risk Relating to Our January 2008 Financing Arrangement.  There are 447,999 shares underlying our warrants related to our January 2008 financing arrangement that may be available for future sale and the sale of these shares may depress the market price of our common stock.  In addition the warrants have an anti-dilution ratchet feature that could cause the number of warrants to increase and the exercise price to decrease if we should have any non exempt stock, option or warrant issuances at less than the $0.10 per share. As of June 30, 2011, we had 61,609,446 shares of common stock issued and outstanding plus 20,856,596 shares reserved for options and warrants or conversion of convertible preferred stock which includes the above January 2008 warrants.

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

Future sales of a significant number of shares of our common stock by existing stockholders may lower the price of our common stock, which could result in losses to our stockholders.  Approximately 1,312,222 of our restricted shares were issued during the six months ended June 30, 2011 which, upon becoming freely tradable under Rule 144 or 144(k) of the Securities Exchange Act of 1934, may lower the price of our common stock.  The number of shares of restricted stock issued prior to September 1, 2010 that has been held for at least six months and hasn’t had the legends removed to become freely tradable under Rule 144 or 144(k) is not known.

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

ITEM 4.                      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2011. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There were no changes in internal controls over financial reporting during the period ended June 30,  2011.

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

  AMARILLO BIOSCIENCES, INC.

Date: September 8, 2011	By: /s/ Joseph M. Cummins
Joseph M. Cummins
President and Chief Executive Officer

Date: September 8, 2011	By: /s/ Bernard Cohen
Bernard Cohen
Vice President and Chief Financial Officer