Form 10-Q/A
period 2011-06-30
AMARILLO BIOSCIENCES INC
filed 2011-09-16
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE
The purpose of this Form 10-Q/A to Amarillo Biosciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on September 8, 2011 (the “Form 10-Q”), is solely to include the XBRL.

No other changes have been made to the Form 10-Q previously filed. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             AMARILLO BIOSCIENCES, INC.

Date: September 16, 2011	By: /s/ Joseph M. Cummins
Joseph M. Cummins
President and Chief Executive Officer

Date: September 16, 2011	By: /s/ Joseph M. Cummins
Bernard Cohen
Vice President and Chief Financial Officer