Form 10-Q/A
period 2011-06-30
AMARILLO BIOSCIENCES INC
filed 2011-09-20
CIK 1014763

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

EXPLANATORY NOTE

The purpose of this Form 10-Q/A to Amarillo Biosciences, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on September 8, 2011 (the “Form 10-Q”), is solely to include the XBRL. On September 16, 2011 a Form 10-Q/A was filed including the XBRL data files, this Form 10-Q/A is being filed solely to correct those XBRL data file names and make them accessible.

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

  AMARILLO BIOSCIENCES, INC.

Date: September 20, 2011	By: /s/ Joseph M. Cummins
Joseph M. Cummins
President and Chief Executive Officer

Date: September 20, 2011	By: /s/ Bernard Cohen
Bernard Cohen
Vice President and Chief Financial Officer