Form 10-Q
period 2011-09-30
AMARILLO BIOSCIENCES INC
filed 2011-11-21
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 14, 2011 there were 71,559,789 shares of the issuer's common stock and 1,700 shares of the issuer’s preferred stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Amarillo Biosciences, Inc.
Balance Sheets
	September 30, 2011	December 31, 2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,147	$4,332
Prepaid expense and other current assets	68,520	135,634
Total current assets	69,667	139,966
Property, equipment and software, net	134	1,349
Patents, net	109,043	118,038
Total assets	$178,844	$259,353

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$830,894	$539,955
Accrued interest - related parties	818,667	751,294
Accrued expenses – related party	78,360	78,360
Derivative liabilities	171,906	59,784
Notes payable - related parties	2,270,000	2,200,000
Notes payable – convertible, net	24,995	-
Total current liabilities	4,194,822	3,629,393
Total liabilities	4,194,822	3,629,393

Commitments and contingencies
Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares – 1,700 at September 30, 2011 and 1,500 at December 31, 2010	17	15
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 68,243,122 at September 30, 2011 and 61,147,224 at December 31, 2010	682,431	611,472
Additional paid-in capital	31,214,470	30,835,300
Accumulated deficit	(35,912,896)	(34,816,827)
Total stockholders' deficit	(4,015,978)	(3,370,040)
Total liabilities and stockholders’ deficit	$178,844	$259,353

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenues:
Product sales	$480	$1,375	$8,035	$4,495
Sublicense Fee	50,000	-	50,000	-
Total revenues	50,480	1,375	58,035	4,495
Cost of revenues:
Product sales	192	600	4,211	2,695
Total cost of revenues	192	600	4,211	2,695
Gross Margin	50,288	775	53,824	1,800

Operating expenses:
Research and development expenses	88,093	102,268	268,322	301,386
Selling, general and administrative expenses	426,465	193,538	738,185	506,105
Total operating expenses	514,558	295,806	1,006,507	807,491

Operating loss	(464,270)	(295,031)	(952,683)	(805,691)

Other income (expense)
Derivative income (expense)	(9,954)	148,555	(9,122)	996,345
Interest expense	(60,583)	(24,173)	(122,008)	(70,517)
Interest and other income	-	-	450	140
Net income (loss)	(534,807)	(170,649)	(1,083,363)	120,277
Preferred stock dividends	(4,250)	(1,228)	(12,706)	(1,228)
Net income (loss) applicable to common shareholders	$(539,057)	$(171,877)	$(1,096,069)	$119,049

Basic net income ( loss) per share	$(0.01)	$(0.00)	$(0.02)	$0.00
Diluted net income ( loss) per share	$(0.01)	$(0.00)	$(0.02)	$0.00

Basic weighted average shares outstanding	67,086,692	54,600,497	63,220,240	53,775,893
Diluted weighted average shares outstanding	67,086,692	54,600,497	63,220,240	55,082,699

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2011	2010

Net cash used in operating activities	$(199,737)	$	(312,162)

Cash from investing activities:
Patent expenditures	(2,448)		(6,555)
Net cash used in investing activities	(2,448)		(6,555)

Cash from financing activities:
Proceeds from issuance of convertible note payable	103,000		-
Proceeds from notes payable – related party	70,000		-
Proceeds from exercise of options	-		8,200
Proceeds from sale of convertible preferred stock	18,000		85,500
Proceeds from sale of common stock	8,000		202,200
Net cash provided by financing activities	199,000		295,900

Net change in cash	(3,185)		(22,817)
Cash and cash equivalents at beginning of period	4,332		24,216
Cash and cash equivalents at end of period	$1,147		$1,399
Supplemental disclosure of cash flow information
Cash paid for interest	$1,128		$3,202
Cash paid for income taxes	$-		$-
Non-cash transactions:
Discount on convertible notes payable	$103,000		$-

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
(Unaudited)

1.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

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

3.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On September 30, 2011, a total of 88,399,718 shares of common stock were either outstanding (68,243,122) or reserved for issuance upon exercise of options and warrants or conversion of convertible preferred stock or conversion of debt (20,156,596).  Common stock issuances in the first, second and third quarters of 2011 are as follows:

Common Stock Issued in Q1 2011	Shares	Issue Price	Net Price
Directors, officers, consultants plan – services	62,222	$ 0.09	$ 5,600
Total Common Stock Issued in Q1 2011	62,222	$ 0.09	$ 5,600

Common Stock Issued in Q2 2011	Shares	Issue Price	Net Price
Directors, officers, consultants plan – services	400,000	$0.055-0.065	$ 35,000
Total Common Stock Issued in Q2 2011	400,000	$0.055-0.065	$ 35,000

Common Stock Issued in Q3 2011	Shares	Issue Price	Net Price
Directors, officers, consultants plan – services	6,496,753	$0.0308-0.065	$ 360,971
Stock for cash – plan issuances	136,923	0.050-0.065	8,000
Total Common Stock Issued in Q3 2011	6,633,676	$0.0308-0.065	$ 368,971

No brokerage commissions were paid for the sale of common stock during the three quarters of 2011.

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

On June 1, 2011, the Company and Edward L. Morris executed a consulting agreement whereby Mr. Morris would render general consulting services in the area of regulatory compliance to the Company subject to his availability.  The compensation agreed to by the parties consists of the grant of 200,000 shares of ABI voting common stock each month during the term of the contract. The shares are to be registered by the Company on Form S-8. 800,000 shares were issued in the 3rd quarter of 2011.

On June 22, 2011, the Company granted Kimball Miller 200,000 shares of ABI voting common stock for consulting services and will grant Dr. Miller 200,000 shares monthly for a total of 5 months for consulting services. The shares are to be registered by the Company on Form S-8. In the 3rd quarter of 2011, an additional 600,000 shares have been issued.

On June 22, 2011, the Company entered into a consulting agreement with Claudia Walters for services rendered beginning in July 2011, subject to her availability, in the area of corporate finance.  In exchange for those services, the Consultant shall be compensated by the grant of 200,000 shares of ABI voting common stock.  The first grant was to occur upon execution of the Agreement and an additional 200,000 shares each month during the contract period.  The first 400,000 shares were to be issued immediately and the balance of the shares is to be common stock registered on Form S-8. The Company recognized $11,000 expense in June 2011 for the initial 200,000 shares which were issued in July 2011. An additional 400,000 shares were issued in August and September 2011.

The Company entered into an agreement on June 27, 2011 with Rui Figueiredo for the purpose of providing multimedia services to the Company for a nine-month period beginning in July 2011 in exchange for 3,246,753 shares of ABI common stock registered on Form S-8.

On June 27, 2011, the Company entered into an agreement with Interactive Business Alliance, LLC for consultation and rendering of public relations and communications services for a period of nine months beginning in July 2011.  For consultation services rendered, the Company agreed to pay 1,250,000 shares of Rule 144 Restricted AMAR stock.

On July 20, 2011, Dennis Moore, a director of the Company, purchased 76,923 shares of S-8 registered stock under the 2008 Amended and Restated Directors, Officers and Consultants Stock Purchase Plan.

On August 3, 2011, Drew Alexander, a consultant, purchased 60,000 shares of S-8 registered stock under the 2008 Amended and Restated Directors, Officers and Consultants Stock Purchase Plan.

4.
Common Stock Options and Warrants.  The Board granted 100,000 options with a 2-year term and $0.075 exercise price to a consultant on March 8, 2011 with a fair value of $7,280.  One quarter of the options (fair value $1,820) vest each quarter during 2011.

The Company previously issued 447,999 warrants that contained an embedded derivative, which is accounted for as a derivative liability. The binomial Black-Scholes pricing model was used to calculate the fair value of these warrants on September 30, 2011.  In the binomial model, the most likely price which will trigger the anti-dilution ratchet and the most likely price that will not trigger the anti-dilution ratchet are given estimated probabilities of occurrence.  The probability of private placement issuances triggering a reset equal to a stock price of $0.03 per share was estimated as 75%.  The reset stock price was set at $0.03 since this was the lowest quarterly closing price for the period October 1, 2009, through September 30, 2011.  The lowest closing price for January 1, 2011 through September 30, 2011, was $0.042.  The stock price closed at $0.08 on December, 31, 2010, $0.09 on March 31, 2011, $0.06 on June 30, 2011, and $0.05 on September 30, 2011.  The probability was estimated at 75% because during the 3rd and 4th quarter of 2010 and the 1st quarter of 2011 the Company sold convertible preferred stock with $0.10 per share common stock share conversion price although the market price of the common stock was below $0.10 per share.  In addition, the Company may sell “Exempt Issuances” below $0.10 to Directors, Officers, and Consultants, under a stock purchase plan approved by a majority of the outside directors without triggering a reset.  The Company sold exempt issuances of stock below $0.10 per share to directors, officers, and consultants during the fourth quarter of 2010.  No such exempt issuances have been sold during the nine months ended September 30, 2011.  The probability of not triggering the reset at $0.10 per share was estimated as 25%.  Valuation consists of 75% of the Black-Scholes value of the warrants for a reset occurrence at $0.03 per share and 25% of the Black-Scholes value of the warrants on September 30, 2011.  The Black-Scholes option-pricing model was utilized with the following assumptions:  dividend yield 0.0%; expected volatility of 181.70%; risk-free interest rate of 0.25% (2 year U.S. treasury rate on September 30, 2011) and expected life of 1.27 years.  The valuation for the 447,999 warrants was $46,261 on September 30, 2011.  For the quarter ended September 30, 2011, the change in fair value of the derivative instrument was recorded as a $7,445 derivative gain and the derivative liabilities account continued to decrease as follows: from $60,395 on March 31, 2011 to $53,706 on June 30, 2011 and to $46,261 on September 30, 2011.

The Company entered into two Securities Purchase Agreements each consisting of a secured convertible debenture (the Note) and a warrant (Warrant) issued on April 15, 2011 and May 24, 2011 (Valuation Dates).  The instruments were valued on issue date(s) and at the end of the third fiscal quarter, September 30, 2011.

The instruments are:
1.
$63,000 Convertible Note at the greater/lesser (see definition below) of the 55% of market price and $0.04 fixed conversion price; an annual interest rate of 14%; redemption at 150% to 180 days and 100% to 240 days; and a maturity date of April 14, 2012; 787,500 Warrants for a period of 3 years at $0.04 per share. The loan is in default, which requires interest to be accrued at 10%.

2.
$40,000 Convertible Note at the greater/lesser (see definition below) of the 55% of market price and $0.04 fixed conversion price; an annual interest rate of 14%; redemption at 150% to 180 days and 100% to 240 days; and a maturity date of May 31, 2012; 500,000 Warrants for a period of 3 years at $0.04 per share.

The conversion price and time frame are defined and explained for both Convertible Notes as follows:

The Variable Conversion Price is defined as 55% multiplied by the Market Price (45% discount).  The Market Price is defined as the average of the lowest three trading prices (closing price per OTCBB) for the Common Stock during the ten trading day period ending on the latest complete trading day prior to the Conversion Date (date notice sent to Borrower via facsimile).

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

The embedded derivatives were bundled and valued as a single, compound embedded derivative separated from the debt host and treated as a liability.  The single compound embedded derivative features are
1.	The conversion feature with the variable and fixed conversion prices
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

The fair values for the derivatives within the Convertible Notes at the dates of issuance and at the end of the third fiscal quarter are:

	4/15/2011	5/24/2011	6/30/2011	9/30/2011
Notional Amount	63,000	40,000	103,000	103,000
Note Balance	63,000	40,000	105,438	109,123
Derivative Value (Notes)	50,410	32,414	81,066	101,517
Mark to Market (Notes)	-	-	(1,758)	20,451

The fair values for the derivatives within the Warrants at the dates of issuance and at the end of the third fiscal quarter are:

	4/15/2011	5/24/2011	6/30/2011	9/30/11
Warrants	787,500	500,000	1,287,500	1,287,500
Warrants Value	28,940	17,757	27,180	24,128
Mark to Market Warrants	-	-	(19,517)	(3,052)

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

The Company accrued $4,206 of preferred stock dividends during the first quarter, $4,250 during the second quarter and $4,250 during the third quarter of 2011.

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

On March 9, 2011, the Company entered into a promissory agreement with Paul Tibbits, a Director, for $20,000. A note was executed and includes interest at 0.54% per annum; the note is due upon demand, or if no demand is made, on September 11, 2011. The loan is in default, which requires interest to be accrued at 10%. No demand has been made as of the date of this filing.

On April 6, 2011, the Company entered into another promissory agreement with Paul Tibbits, a Director, for $40,000. A note was executed and includes interest at 0.54% per annum; the note is due upon demand, or if no demand is made, on October 8, 2011. The loan is in default, which requires interest to be accrued at 10%. No demand has been made as of the date of this filing.

On September 7, 2011, the Company entered into a promissory agreement with Paul Tibbits, a Director, for $10,000.  A note was executed and includes interest at 0.26% per annum, the note is due upon demand, or if no demand is made, on October 7, 2011. The loan is in default, which requires interest to be accrued at 10%. No demand has been made as of the date of this filing.

7.
Line of Credit.  We have a line of credit with Wells Fargo Bank for $20,000, at an interest rate of prime rate plus 6.75 percent.  There was an outstanding balance on September 30, 2011 of $19,467 which is included in accounts payable.

8.
License and Sublicense Agreements.  During the first six months of 2011 no license fees were received.  On August 21, 2011, the Company entered into the Option for License Agreement and Technology Transfer between Amarillo Biosciences and Colorado Serum Company, a $50,000 sublicense fee was received.  The Business Objective is to achieve the successful commercialization of products containing bovine or other animal cytokines (Extract) for human and animal health.  The term of the option for Colorado Serum Company to pursue an exclusive license with the Company is one year from the execution date of the agreement.

9.
Related Party Transactions.  The Company engaged the law firm of Underwood, Wilson, Berry, Stein and Johnson P.C. of which Mr. Edward Morris was a shareholder through March 15, 2011.  Mr. Morris also was, and continues to be, the Secretary of the Company.  During the nine months ended September 30, 2011 the Company incurred approximately $29,146 of legal fees to said law firm. For the second and third quarters of 2011, Mr. Morris has had no connection with the above referenced law firm.  Mr. Morris remains the Secretary of the Company.

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

On October 11, 2011, the Company issued 200,000 shares of stock to consultants Edward L. Morris and Kimball Miller for a total of 400,000 shares, as per their consulting contract.

On October 13, 2011, the Company entered into a promissory agreement with Paul Tibbits, a Director, for $10,000. A note was executed and includes interest at 0.16% per annum, the note is due upon demand, or if no demand is made, on January 14, 2012.

On October 27, 2011, a Notice of Conversion was received from Hope Capital, the Holder of the first Asher note dated April 15, 2011.  The notice requested conversion of $10,000 of the $63,000 debt at the Fixed Conversion Price of $0.04 per share.  The number of shares issued on that date was 250,000, and the remaining balance of the note was $53,000.

On October 27, 2011, the Stock Option Committee issued a consent resolution calling for the voluntary relinquishment and cancellation of all options now held by ABI employees, and the Company would issue new five (5) year options of the same number of nonqualified options under the Company’s already approved 2009A Officers, Directors, Employees and Consultants Nonqualified Stock Option Plan, to vest immediately, options along with Limited Rights, with the exercise price of the closing price of stock on October 26, 2011, and subject to the further terms and conditions of the Plan.

On November 5, 2011, Amarillo Biosciences, Inc. sold 2,666,667 private placement shares at $0.03 per share along with 1,000,000 warrants exercisable at $0.03 per share.  The Base Share Price for this dilutive issuance was $0.03 per share.  ABI sent a Dilutive Issuance Notice to Warrant Strategies, Inc. on November 7, 2011.  The notice was sent pursuant to the Series A Common Stock Purchase Warrant dated June 16, 2009, Section 3(b), “…the Exercise Price shall be reduced to equal the Base Share Price and the number of Warrant Shares issuable hereunder shall be increased such that the aggregate Exercise price issuable hereunder, after taking into account the decrease in the Exercise Price, shall be equal to the aggregate Exercise Price prior to such adjustment.”

ABI issued a new Purchase Warrant dated November 7, 2011 reflecting the new Warrant Share amount of 1,493,330 shares and an adjusted Exercise Price of $0.03 per share.  The new warrant was sent to Warrant Strategies, Inc. and return of the old warrant was requested.

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

Company Goal – FDA Approval and Commercialization of Oral Interferon.
Amarillo Biosciences, Inc. (OTCBB: AMAR), is the world leader in the development of low-dose interferon for oral delivery and is conducting Phase 2 clinical studies testing oral interferon in animal and human diseases. Our funding strategy is to seek private placement and partner funding  to complete Phase 2 clinical studies for influenza,  chronic cough in COPD patients, and hepatitis C; then seek large pharma partners to fund the regulatory approval process in the US and Europe.  We believe that our technology and the large, billion-dollar markets for these disease indications will attract global pharma partners sometime in 2012.

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

In January 2011, CytoPharm, Inc., ABI’s licensee for Taiwan and China, launched an influenza treatment study in Taiwan. Up to 60 patients being treated with Tamiflu for influenza A infection of less than 48 hours duration may be randomly assigned to co-treatment with oral IFN or placebo. The aim of the study is to examine whether the combination of oral IFN and Tamiflu is superior to Taimflu alone in the treatment of influenza illness. Final study results are expected to be available in mid 2012.

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

Data from a Phase 2 clinical study at Texas Tech University shows that treatment with oral interferon leads to a rapid and significant reduction in the cough associated with idiopathic pulmonary fibrosis (IPF), resulting in improved quality of life.  Blinded, controlled studies in the US and Canada showed that oral interferon relieves chronic coughing in horses with COPD-like disease.  As a follow-up to the positive pilot study, a double-blind, placebo-controlled study of low-dose oral interferon as treatment of chronic cough was launched at Texas Tech University. This study, which was to evaluate the ability of oral interferon to reduce the frequency and severity of chronic cough, has been placed on indefinite hold due to slow patient recruitment.

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

On August 3, 2011, Nagase & Co., Ltd. announced on its website in Japan that it had entered into a sponsorship agreement with the Hayashibara Group to support the Group’s reorganization. Nagase announced that it would invest 70 billion yen (approx. US $900 million) into the reorganized company and work with Hayashibara to ensure that “…the research and development activities, and manufacturing and sales activities, relating to such business are continued and developed together.”

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

In March 2008, the Company entered into a Supply Agreement for Animal Health with CytoPharm, Inc. Under the terms of the Agreement, CytoPharm will conduct all clinical trials, and seek to obtain regulatory approvals in China and Taiwan (the “Territory”) to launch our low dose oral interferon in the Territory for treatment of diseases and other healthcare applications of swine, cattle and poultry.  CytoPharm will make payments to us upon reaching certain milestones and will also pay royalties on low dose oral interferon sales in the Territory. On May 17, 2011, the Company terminated this Agreement due to non-performance by CytoPharm in order to free up these rights for other potential licensees.

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

Results of Operations for Quarters Ended September 30, 2011 and 2010:

Revenues.  During the quarter ended September 30, 2011, $480 from dietary supplement sales was generated compared to $1,375 for the quarter ended September 30, 2010, a decrease of $895 (65%).  A sublicense fee of $50,000 was also received in the third quarter 2011.

Research and Development Expenses. Research and development expenses of $88,093 were incurred for the quarter ended September 30, 2011, compared to $102,268 for the quarter ended September 30, 2010, a decrease of $14,175 (14%).  The decrease was mostly because oral warts, R&D insurance costs and personnel costs were lower in the third quarter of 2011.  The oral warts in HIV+ patients and influenza studies were mostly completed in 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $426,465 were incurred for the third quarter in 2011, compared to $193,538 for the third quarter of 2010, an increase of $232,927 (120%).  Most of this increase was due to stock option expense, PR/IR, insurance and stock grants in the third quarter of 2011.

Derivative Income.  Derivative expense was $9,954 in the third quarter of 2011 compared to derivative income of $148,555 in the third quarter of 2010. Derivative liabilities increased $112,122 from December 31, 2010 to September 30, 2011 mostly because of the liability associated with the Asher Notes and our stock price increased from $0.045 on September 30, 2010 to $0.053 on September 30, 2011.

Operating Loss.  In the three-month period ended September 30, 2011, the Company's operating loss was $464,270 compared to an operating loss for the three-month period ended September 30, 2010 of $295,031, a $169,239 (57%) increase.  The operating loss was higher mostly because of increased costs associated with the Asher Notes, public relations and consulting services.

Net Loss. In the three-month period ended September 30, 2011, the Company's net loss was $534,807 compared to net loss of $170,649 for the three-month period ended September 30, 2010, a $364,158 (213%) increase.

Results of Operations for the Nine Months Ended September 30, 2011 and September 30, 2010.

Revenues.  During the nine months ended September 30, 2011, $8,035 from dietary supplement and ACM sales were generated compared to $4,495 of dietary supplement and ACM sales for the nine months ended September 30, 2010, an increase of $3,540 (79%). A sublicense fee of $50,000 was also received in the third quarter 2011.

Research and Development Expenses. Research and development expenses of $268,322 were incurred for the nine month period ended September 30, 2011, compared to $301,386 for the nine month period ended September 30, 2010, a decrease of $33,064 (11%).  Research and development costs were lower the first nine months of 2011 primarily due to decreased insurance costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $738,185 were incurred for the nine-month period ended September 30, 2011, compared to $506,105 for the nine-month period ended September 30, 2010, an increase of $232,080 (46%).

Derivative Income.  Derivative expense was $9,122 for the nine-month period ended September 30, 2011 compared to derivative income of $996,345 in the nine-month period ended September 30, 2010.  Derivative liabilities decreased $759,869 from September 30, 2010 to September 30, 2011 mostly because of the liability associated with the Asher Notes and our stock price increased from $0.045 on September 30, 2010 to $0.053 on September 30, 2011. Also, in 2010 Firebird still possessed 12,000,000 warrants.

Interest and Other Income.   During the nine-month period ended September 30, 2011, $450 of interest and other income was generated compare to $140 in the nine-month period ended September 30, 2010.

Operating Loss.  In the nine-month period ended September 30, 2011, the Company's operating loss was $952,683 compared to an operating loss for the nine-month period ended September 30, 2010 of $805,691, a $146,992 (18%) increase.

Net Income (Loss).  In the nine-month period ended September 30, 2011, net loss was $1,083,363 compared to a net income for the nine-month period ended September 30, 2010 of $120,277, a decrease in net income of $1,203,640 (1001%).  The increase was mostly the $1,005,467 difference in derivative income (expense) in the first nine months of 2011 and 2010.

Liquidity Needs:  On September 30, 2011, the Company had available $1,147 cash and had a working capital deficit (current assets less current liabilities) of $4,125,155.  Current liabilities include two $1 million notes, $818,667 of accrued interest and $78,360 of accrued expenses owed to Hayashibara Biochemical Laboratories, Inc. (HBL), $270,000 of notes, and $1,043 of accrued interest owed to Paul Tibbits, and $103,000 of notes owed to Asher Enterprises with an unamortized discount of $78,005. Accrued payroll and vacation expenses owed mostly to officers is $489,568.  Derivative liabilities from warrants with embedded variable features valued at $171,906 are also included in the working capital deficit.  That leaves approximately $340,000 of accounts payables and accrued expenses in the working capital deficit.

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

We are dependent on funding from private placements of stock.  Our sales revenue, sublicense fees and royalty income are negligible compared to expenses.  Our primary focus is to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect significant sales or royalty revenue in the near term as Phase 2 and Phase 3 clinical studies must be completed before a NDA (New Drug Application) may be submitted to the FDA.  We operate at a net loss and current liabilities exceed current assets by approximately $4,125,155.  The working capital deficit includes two $1 million notes, $818,667 of accrued interest and $78,360 of accrued expenses owed to our shareholder (HBL); $270,000 of notes, and $1,043 of accrued interest owed to our director and shareholder Paul Tibbits; $103,000 of notes to Asher Enterprises with an unamortized discount of $78,005; $489,568 of accrued payroll and vacation expenses owed mostly to officers; and $171,906 of non-cash derivative liabilities. The remaining working capital deficit of approximately $340,000 consists of accounts payable and accrued expenses.

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

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.  Our Independent Registered Public Accounting firm added an explanatory paragraph to their audit reports issued in connection with our financial statements for December 31, 2010 and 2009 which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $1,083,363 for the nine months ended September 30, 2011 and a net income of $120,277 for the nine months ended September 30, 2010.  The operating loss for the nine months ended September 30, 2011 was $952,683.  In addition, as of September 30, 2011 we had an accumulated deficit of $35,912,896. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are unable to generate profits and if we to continue to be unable to obtain financing to meet our working capital requirements, we will have to cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability.

Risk Relating to Our January 2008 Financing Arrangement.  There are 447,999 shares underlying our warrants related to our January 2008 financing arrangement that may be available for future sale and the sale of these shares may depress the market price of our common stock.  In addition the warrants have an anti-dilution ratchet feature that could cause the number of warrants to increase and the exercise price to decrease if we should have any non exempt stock, option or warrant issuances at less than the $0.10 per share. As of September 30, 2011, we had 68,243,122 shares of common stock issued and outstanding plus 20,156,596 shares reserved for options and warrants or conversion of convertible preferred stock which includes the above January 2008 warrants.

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

Future sales of a significant number of shares of our common stock by existing stockholders may lower the price of our common stock, which could result in losses to our stockholders.  Approximately 1,250,000 of our restricted shares were issued during the nine months ended September 30, 2011 which, upon becoming freely tradable under Rule 144 or 144(k) of the Securities Exchange Act of 1934, may lower the price of our common stock.  The number of shares of restricted stock issued prior to September 1, 2010 that has been held for at least nine months and hasn’t had the legends removed to become freely tradable under Rule 144 or 144(k) is not known.

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

ITEM 4.                      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2011. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There were no changes in internal controls over financial reporting during the period ended September 30, 2011.

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

  AMARILLO BIOSCIENCES, INC.

Date: November 21, 2011	By: /s/ Joseph M. Cummins
Joseph M. Cummins
President and Chief Executive Officer

Date: November 21, 2011	By: /s/ Bernard Cohen
Bernard Cohen
Vice President and Chief Financial Officer