Form 10-Q/A
period 2011-09-30
AMARILLO BIOSCIENCES INC
filed 2011-12-06
CIK 1014763

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

Common Stock Issued in Q1 2011	Shares	Issue Price	Net Price
Directors, officers, consultants plan – services	62,222	$0.09	$5,600
Total Common Stock Issued in Q1 2011	62,222	$0.09	$5,600

Common Stock Issued in Q2 2011	Shares	Issue Price	Net Price
Directors, officers, consultants plan – services	400,000	$0.055-0.065	$35,000
Total Common Stock Issued in Q2 2011	400,000	$0.055-0.065	$35,000

Common Stock Issued in Q3 2011	Shares	Issue Price	Net Price
Directors, officers, consultants plan – services	6,496,753	$0.0308-0.065	$360,971
Stock for cash – plan issuances	136,923	0.050-0.065	8,000
Total Common Stock Issued in Q3 2011	6,633,676	$0.0308-0.065	$368,971

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

  AMARILLO BIOSCIENCES, INC.

Date: December 6, 2011	By: /s/ Joseph M. Cummins
Joseph M. Cummins
President and Chief Executive Officer

Date: December 6, 2011	By: /s/ Bernard Cohen
Bernard Cohen
Vice President and Chief Financial Officer