Form 10-K
period 2011-12-31
AMARILLO BIOSCIENCES INC
filed 2012-04-19
CIK 1014763

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)
[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the Fiscal Year Ended December 31, 2011

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] Commission File Number 0-20791
AMARILLO BIOSCIENCES, INC. (Exact name of Registrant as specified in its charter)
	Texas (State of other jurisdiction of incorporation or organization)	75-1974352 (I.R.S. Employer Identification No.)
	4134 Business Park Drive, Amarillo, Texas (Address of principal executive offices)	79110-4225 (Zip Code)
	Issuer’s telephone number, including area code:	(806) 376-1741
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

As of December 31, 2011, there were outstanding 71,559,789 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of 60,709,577 shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the OTC BB.AMAR December 30, 2011) was approximately $2,428,383. Shares of common stock held by officers, directors and each shareholder owning ten percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares of the Registrant’s common stock outstanding as of April 16, 2012 was 73,554,897.

PART I

The following contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in “Management’s 2012 Plan of Operations” as well as those discussed elsewhere in this Form 10-K. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

ITEM 1.	BUSINESS.

General

We are a Texas corporation formed in 1984 engaged in developing biologics for the treatment of human and animal diseases. We focus our research on the treatment of human disease indications, particularly influenza, using natural human interferon alpha that is administered in a proprietary low dose oral form.

We currently own or license five issued patents related to the low-dose oral delivery of interferon and one issued patent on our dietary supplement, Maxisal(R).  We have completed more than 100 pre-clinical (animal) and human studies on the safety and efficacy of low-dose orally administered interferon.  We have filed with the U.S. Food and Drug Administration (“FDA”), and there now are in effect, six Investigational New Drug (“IND”) Applications covering indicated uses for low-dose oral interferon alpha, including influenza, chronic cough, and hepatitis C virus infection.

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

Influenza

Influenza, commonly referred to as “the flu,” is an infectious disease caused by RNA viruses of the family Orthomyxoviridae, which affects birds and mammals. The most common symptoms of the disease are chills, fever, sore throat, muscle pains, severe headache, coughing, weakness/fatigue and general discomfort. Influenza spreads around the world in seasonal epidemics, resulting in the deaths of between 250,000 and 500,000 people every year, up to millions in some pandemic years. On average 41,400 people died each year in the United States between 1979 and 2001 from influenza. Two publications in the April 2009 issue of the Journal of Virology report that interferon placed in the nose of guinea pigs or ferrets significantly suppresses replication of influenza virus.  These publications reinforce the Company’s view that low-dose interferon is protective against influenza.

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

In January 2011, CytoPharm, Inc., ABI’s licensee for Taiwan and China, launched an influenza treatment study in Taiwan. Up to 60 patients being treated with Tamiflu for influenza A infection of less than 48 hours’ duration will be randomly assigned to co-treatment with oral IFN or placebo. The aim of the study is to examine whether the combination of oral IFN and Tamiflu is superior to Taimflu alone in the treatment of influenza illness. Results are expected in the second half of 2012.

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

Hepatitis C

ABI’s licensee CytoPharm, Inc. is funding an ongoing Phase 2 study of oral interferon treatment of hepatitis C virus-infected patients in Taiwan.  The study is exploring the ability of oral interferon to reduce virologic relapse in patients who have completed standard therapy with pegylated interferon plus Ribavirin.  Up to 50% of patients with certain genotypes of HCV relapse after receiving standard therapy, so reducing this relapse rate will represent a major breakthrough in the management of HCV. The study was completed at the end of 2011 and final results are expected to be available in Q2 2012. Enrollment was completed in 2010 with 167 subjects.

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

HBL is part of the Hayashibara Group of companies, which announced on February 2, 2011 on its website in Japan that it had filed a petition for corporate reorganization with the Tokyo District Court. On January 31, 2012, Nagase & Company, Ltd., (Nagase) announced they had acquired the Hayashibara Group of companies, including HBL, which had been consolidated into a single surviving entity to be known as Hayashibara Co., Ltd. to be operated as a wholly-owned subsidiary of the Nagase Group. The press release stated that, “The Nagase Group has focused mainly on building its bio and life sciences businesses.” The release further stated that, “The Nagase Group concluded that they could expect synergies in terms of Group research development, and sales (including overseas expansion) with the Hayashibara Companies. The Group further concluded that it could expect to be able to develop its important bio and life sciences business to a scale matching the chemicals, electronics, and plastics businesses.”

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

Strategic Alliance with Oasis Diagnostics

On January 12, 2011, the Company entered into a License and Supply Agreement with Oasis Diagnostics of Vancouver, WA.  The Company will supply anhydrous crystalline maltose to Oasis for sale as an active ingredient in nutraceutical and healthcare products for human consumption to relieve dry mouth in China, Taiwan and the Americas. This agreement was terminated as of July 11, 2011 based on ODC’s failure to pay the first installment of the $120,000 upfront licensee fee specified in the agreement. On August 1, 2011, ABI and ODC signed an option agreement that terminated on January 11, 2012. During the option period, ABI agreed to re-instate the License and Supply Agreement under the previous terms if ODC paid the $120,000 license fee in full. The option period expired without payment being received, so on January 12, 2012, ABI issued a final notice of termination of the License and Supply Agreement to ODC.

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

We incurred no costs to comply with environment regulations in 2011.

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

Research and Development

During the years ended December 31, 2011 and 2010, the Company incurred research and development expenses of $281,107 and $433,357 respectively. Research and development is expected to remain a significant component of the Company’s business. The Company has arranged for others, at their cost, to perform clinical research and intends to continue to do so while utilizing its staff for monitoring such research.

Employees

The Company has 3 full-time employees and 1 part-time employee based in Amarillo, Texas. Of these employees, 3 are executive officers and 1 works in administrative and research and development capacities. Consultants in business and research development are also engaged as needed.

ITEM 2.                      DESCRIPTION OF PROPERTY.

Our executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot facility rented by us. The lease expires on June 30, 2012 and our monthly rent is $1,025 per month. We believe that the facilities are well maintained and generally suitable and adequate for our current and projected operating needs.

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

Common Stock

The Company is presently traded on the OTC Bulletin Board under the symbol AMAR.  Our common stock is presently considered a “penny stock” and is subject to such market rules. The range of high and low bids as quoted on the OTC Bulletin Board for each quarter of 2011 and 2010 was as follows:

	2011		2010
Quarter	High	Low	High	Low
First	$0.1199	$0.0618	$0.208	$0.091
Second	0.0935	0.055	0.1398	0.06
Third	0.09	0.042	0.09	0.03
Fourth	0.0749	0.0291	0.13	0.03

The quotations reflect inter-dealer bids without retail markup, markdown, or commission, and may not represent actual transactions. As of December 31, 2011, the Company had approximately 1,940 shareholders of record.

The Company has 100,000,000 shares of voting common shares authorized for issuance.  The shareholders approved an increase in authorized shares from 50,000,000 to 100,000,000 in 2007. On December 31, 2011, the Company had 89,581,771 shares of common stock outstanding and reserved for issuance upon exercise of options and warrants.  The Company issued common stock in 2011 and 2010 as follows:

Common Stock Issued in 2011	Shares	Issue Price	Net Price
Private placements – cash	2,666,667	$0.03	$80,000
Directors, officers, consultants plan – cash	136,923	0.05-0.06	8,000
Directors, officers, consultants plan– services	7,358,975	0.046-0.09	422,411
Debt conversion – cashless	250,000	0.04	14,750
Total Common Stock Issued in 2011	10,412,565	$0.03-0.09	$525,161

Common Stock Issued in 2010	Shares	Issue Price	Net Price
Private placements – cash	2,137,000	$0.10	$202,200
Directors, officers, consultants plan – cash	2,922,143	0.031-0.04	102,215
Directors, officers, consultants plan – accrued salaries	162,884	0.07	11,402
Directors, officers, consultants plan– services	481,938	0.04-0.16	41,202
Options exercised – cash	3,332,000	0.04-0.10	138,200
Options exercised – cashless	70,258	0.10	-
Total Common Stock Issued in 2010	9,106,223	$0.031-0.16	$495,219

During the years ended December 31, 2011 and December 31, 2010, finder’s fees paid related to private placements of stock totaled $0 and $11,500 respectively, and are deducted from the paid in excess of par capital account on the balance sheet.

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

We use the services of American Stock Transfer and Trust Company as our transfer agent.

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized for issuance which is issuable in series.

The Board of directors authorized the issuance of up to 10,000 shares of Series 2010-A 10% Convertible Preferred Stock on July 29, 2010.  Each preferred share is convertible into 1,000 common shares ($100 stated value per share divided by $0.10).  Dividends are payable quarterly at 10% per annum in cash or stock at the option of the preferred stock Holder.  Stock dividend payments are valued at the higher of $0.10 per share of common stock or the average of the two highest volume weighted average closing prices for the 5 consecutive trading days ending on the trading day that is immediately prior to the dividend payment date.  During 2011, a total of 200 shares of Series 2010-A 10% Convertible Preferred Stock were issued to a Director.  Net proceeds totaled $18,000 after $2,000 of brokerage commissions.  The preferred stock is convertible into 200,000 shares of restricted common stock.  In 2011, the Company recorded $16,956 of dividends related to the 1,700 shares of preferred stock outstanding. Of this amount, $16,956 was unpaid as of December 31, 2011.

Stock Options and Warrants

During 2011, 100,000 options were issued to consultants, and we recognized $7,280 of expense related to these options and 2,231,792 existing options for employees were cancelled and reissued changing the exercise price and expiration date, we recognized $29,766 of expense related to these options.  During 2010, 13,750,000 options were issued to consultants, advisors, directors, employees and two former employees, and we recognized $127,693 of expense related to these options.

We recognized $112,874 in 2010 of employee options expense, related to previously issued options. No more costs remain to be recognized for these options.

Directors, officers and consultants exercised no options in 2011 and 245,000 options in 2010 via an incentive program.  See “Stock Option and Warrant Exercise Incentive” below for more details about 2011 stock option and warrant exercises.

A summary of the Company's stock option activity and related information for the years ended December 31, 2011 and 2010 is as follows:
	2011		2010
	Options	Price	Options	Price
Outstanding Beg. of Year	4,686,737	$0.04-0.87	6,603,404	$0.10-0.87
Granted	2,331,792	0.05-0.075	13,750,000	0.04-0.11
Cancelled/Expired	(1,144,945)	0.10-0.87	(12,171,667)	0.04-0.40
Exercised	-	-	(3,495,000)	0.04-0.10
Outstanding End of Year	3,641,792	0.04-0.40	4,686,737	0.04-0.87
Exercisable End of Year	3,641,792	0.04-0.40	4,686,737	0.04-0.87

Options reserved for the Director, employee and consultant stock option plan but not issued (16,950,000) are not included in the table above. This stock may be utilized for other purposes if not used for the plans. The weighted-average remaining contractual life of the options is 3.84 years.

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

On November 5, 2011, Amarillo Biosciences, Inc. sold 2,666,667 private placement shares at $0.03 per share along with 1,000,000 warrants exercisable at $0.03 per share.  The Base Share Price for this dilutive issuance was $0.03 per share.  ABI sent a Dilutive Issuance Notice to Warrant Strategies, Inc. on November 7, 2011.  The notice was sent pursuant to the Series A Common Stock Purchase Warrant dated June 16, 2009, Section 3(b), “…the Exercise Price shall be reduced to equal the Base Share Price and the number of Warrant Shares issuable hereunder shall be increased such that the aggregate Exercise price issuable hereunder, after taking into account the decrease in the Exercise Price, shall be equal to the aggregate Exercise Price prior to such adjustment. ABI issued a new Purchase Warrant dated November 7, 2011 reflecting the new Warrant Share amount of 1,493,330 shares and an adjusted Exercise Price of $0.03 per share.  The new warrant was sent to Warrant Strategies, Inc. and return of the old warrant was requested.

On February 6, 2012, Amarillo Biosciences, Inc. issued 693,069 shares for debt at $0.0202 per share The Base Share Price for this dilutive issuance was $0.0202 per share.  ABI sent a Dilutive Issuance Notice to Warrant Strategies, Inc. on February 6, 2012.  The notice was sent pursuant to the Series A Common Stock Purchase Warrant dated June 16, 2009, Section 3(b), “…the Exercise Price shall be reduced to equal the Base Share Price and the number of Warrant Shares issuable hereunder shall be increased such that the aggregate Exercise price issuable hereunder, after taking into account the decrease in the Exercise Price, shall be equal to the aggregate Exercise Price prior to such adjustment.”

ABI issued a new Purchase Warrant dated February 6, 2012 reflecting the new Warrant Share amount of 2,217,817 shares and an adjusted Exercise Price of $0.0202 per share.  The new warrant was sent to Warrant Strategies, Inc. and return of the old warrant was requested.

During 2010, 2,137,000 warrants were issued together with private placement sales of 2,137,000 shares of stock.  The total purchase price for private placement stock and warrants was recognized as the cost to purchase the stock. During 2011, 3,332,831 warrants were issued together with private placement sales of 2,666,667 shares of stock, with convertible debt agreements, and dilutive issuance issued to Warrant Strategies.

No warrants were exercised in 2011 or 2010.

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2011 and 2010 is as follows:

	2011		2010
	Warrants	Price Range	Warrants	Price Range
Outstanding Beg. of Year	8,457,359	$0.10-0.20	18,320,359	$0.10-0.20
Granted	3,332,831	0.03-0.04	2,137,000	0.10
Cancelled/Expired	(3,060,000)	(0.20)	(12,000,000)	(0.10)
Exercised	-	-	-	-
Outstanding End of Year	8,730,190	$0.03-0.10	8,457,359	0.10-0.20
Exercisable End of Year	8,730,190	$0.03-0.10	8,457,359	0.10-0.20

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2011 is 1.45 years.

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

In 2010, the Company entered into a verbal agreement with Paul Tibbits, a Director, to purchase 12,000,000 warrants held by him for $200,000. The agreement included interest at 0.43% per annum, with no stated maturity date, and no collateral. A promissory note in the amount of $200,000 to Paul Tibbits was executed on January 10, 2011. This note was in default at year end and now accrues interest at the default rate of 10% per annum.

On March 9, 2011, a promissory note (Note #2) in the amount of $20,000 to Paul Tibbits was executed.  The term of the note is 183 days and is due on September 8, 2011.  The annual interest rate is .0054 (.54%)(or 10% if in default). This note was in default at year end, but was settled on February 8, 2012.

On April 6, 2011, a promissory note (Note #3) in the amount of $40,000 to Paul Tibbits was executed.  The note is a demand note or if no demand is made, the note matures on October 8, 2011.  The annual interest rate is .0054 (.51%)(or 10% if in default). This note was in default at year end, but was settled on February 8, 2012.

On September 7, 2011, a promissory note (Note #4) in the amount of $10,000 to Paul Tibbits was executed.  The note is a demand note and if no demand is made, the note is due on October 7, 2011.  The annual interest rate is .0026 (.26%)(or 10% if in default). This note was in default at year end, but was settled on February 8, 2012.

On October 12, 2011, a promissory note (Note #5) in the amount of $10,000 to Paul Tibbits was executed.  The note is a demand note and if no demand is made, the note is due on January 13, 2012. The annual interest rate is .0016 (.16%)(or 10% if in default). This note was in default prior to being settled on February 8, 2012.

On December 13, 2011, a promissory note (Note #6) in the amount of $5,000 to Paul Tibbits was executed.  The note is a demand note and if no demand is made, the note is due on March 13, 2012.  The annual interest rate is .0019 (.19%)(or 10% if in default). This note was settled on February 8, 2012.

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

Overview

The Company continues to engage in research and development activities focused on developing biologics for the treatment of human and animal diseases.  The Company has not commenced any significant product commercialization and, until such time, we will not generate significant product revenues.  However, a license deal with a large pharmaceutical partner may provide sufficient capital to fund FDA approval and marketing launch of low-dose oral interferon technology.  Our accumulated deficit has increased, from $34,816,827 at December 31, 2010 to $36,147,556 at December 31, 2011. Operating losses are expected to continue for the foreseeable future and until such time as the Company is able obtain a large pharmaceutical partner or attain sales levels sufficient to support operations.

In 2012 we will continue research and development activities, as well as the activities necessary to develop commercial partnerships and licenses. Expenditure of financial resources in 2012 will fall principally into five broad categories, as follows: Research and Development; Personnel; Consulting and Professional (except legal and accounting); Legal and Accounting; and Public Relations, Investor Relations and Shareholder Relations.

Liquidity and Capital Resources

At December 31, 2011, we had available cash of $2,819, and had a working capital deficit of $4,209,060. This includes $426,259 of accrued salaries to officers; $2,841,294 from loans ($2,000,000) and accrued interest ($841,294 from HBL); loans for $285,000 from a Director; and loans of $110,000 from third party persons, and $114,659 of derivative liabilities to account for warrants issued to an institutional investor and cashless conversion of a portion of debt.  Negative cash flow from operating activities plus equipment purchases, software purchases and patent filings (burn rate) is approximately $50,000 per month.  Continued losses and lack of liquidity indicate that we may not be able to continue as a going concern for a reasonable period of time. The ability to continue as a going concern is dependent upon several factors including, but not limited to, the ability to generate sufficient cash flow to meet obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from vendors.

We will need to raise additional funds in order to fully execute our 2012 Plan.  We are presently negotiating with human and animal health commercial development partners in various regions of the world.  We believe that one or more of these agreements will be executed during 2012. These agreements could generally include provisions for the commercial partner to pay us a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to us upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds. However, there can be no assurance that we will be successful in obtaining additional funding from human health commercial development partners, institutional or private investors.  If we are not successful in raising additional funds, we will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

Total outstanding current liabilities were approximately $589,074 (16%) higher at the end of 2011 with approximately $4.22 million at December 31, 2011, as compared to approximately $3.63 million at December 31, 2010.  Derivative liabilities associated with warrants issued in 2008 decreased approximately $1.87 million December 31, 2009 to December 31, 2010 and increased $54,875 from December 31, 2010 to December 31, 2011.  Liabilities, excluding derivative liabilities, increased approximately $534,199 from 2010 to 2011, which included total loans from two directors and an increase of approximately $200,000 in accrued salaries to officers.

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

Accounting for Warrants with Embedded Derivative Feature

In accordance with Financial Account Standards Board Accounting Standards Codification (“FASB ASC”) Topic 815, the Company reclassified warrants with embedded derivative feature (full-ratchet anti-dilution provision) to liabilities at fair value on January 1, 2009 and reported the change in fair value of the warrants for 2011 and 2010 as a component of other income.

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

Royalty revenue

Royalty revenue is calculated based on royalty fees as a percent of net sales relating to a license. Amarillo recognizes revenue on these royalty payments in the year the revenue is generated by the licensee. HBL reported no sales of Bimron to Bio Vet for 2011 and 2010.

Comparison of results for the fiscal year ended December 31, 2011, to the fiscal year ended December 31, 2010.

Revenues.  During the fiscal year ended December 31, 2011, $58,395 as compared to $5,150 for the fiscal year ended December 31, 2010, an increase of $53,245 or 1034%.  By component, sublicense fee revenue for 2011 was $50,000 as compared to $0 in 2010 while product revenue increased to $8,395 in 2011 from $5,150 in 2010 – an increase of $3,245 or 63%.

Selling, General and Administrative Expenses.  Costs were up in 2011.  Selling, General and Administrative expenses increased from $638,164 for the fiscal year ended December 31, 2010 to $918,814 for the fiscal year ended December 31, 2011, an increase of $280,650 or approximately 44%. This was mostly because public relations/investor relations consultants were hired and paid with stock, an increase of $226,791 (760%) and professional consultants were paid with common stock, an expense increase of $154,208 (1312%) in 2011.

Research and Development Expenses.  Research and Development expenses of $281,107 were incurred for the fiscal year ended December 31, 2011, compared to $433,357 for the fiscal year ended December 31, 2010, a decrease of $152,250 or approximately 35%. The decrease was mostly due to lower clinical trial costs for oral warts in HIV+ patients $16,133 (100%), influenza $92,294 (93%), no clinical trials insurance and $82,486 (25%) lower R&D personnel costs in 2011.

Net Income (Loss).  Net loss for the fiscal year ended December 31, 2011 was $1,313,773 compared to net income of $506,312 for the fiscal year ended December 31, 2010, an increased loss of $1,820,085 or approximately (360%).  The decrease in net income was mostly a $1,631,868 decrease in derivative gains from $1,668,336 in 2010 to $36,468 in 2011.  This resulted from a Director assigning 12 million warrants to the Company for $200,000 and eliminating $1,868,336 of derivative liabilities associated with the warrants in 2010.  Net loss applicable to common shareholders for the fiscal year ended December 31, 2011 was $1,330,729 compared to a net income of $502,112 for the fiscal year ended December 31, 2010, a change of $1,832,841 (365%).  Net income applicable to common shareholders included stock dividends for preferred stock shareholders, $4,200 in 2010 compared to $16,956 in 2011, an increase of $12,756 (304%).

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

Sales revenue, sublicense fees and royalty income are low compared to expenses.  Our primary focus is to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect significant sales or royalty revenue in the near term as Phase 2 and Phase 3 clinical studies must be completed before a NDA (New Drug Application) may be submitted to the FDA.  We operate at a net loss and current liabilities exceed current assets by $4,209,060 on December 31, 2011.  Most of the ($4,218,467) of current liabilities includes the amount owed to HBL for $2 million in two notes plus $841,294 of accrued interest; $285,000 in loans owed to a Director, $114,659 recognized as derivative liabilities to account for warrants with embedded features and $426,259 of accrued salaries owed to officers. HBL was paid $200,000 of accrued interest in January of 2008 and extended the notes and remaining accrued interest until June 3, 2008 and August 28, 2008.  On December 10, 2008, HBL proposed to extend the notes and accrued interest until December 3, 2009 and February 28, 2010 if payment of $200,000 of accrued interest was received by February 28, 2008.  We have requested more time to pay the accrued interest payments to extend the notes.  Although the notes are in default, HBL has not demanded payment.  The Company has no commitment or assurance that HBL will not demand payment and/or declare the notes in default.  We do not have sufficient liquidity to pay off the notes or to fund operating losses unless funding is obtained from pharmaceutical partners or private placements of stock. HBL is part of the Hayashibara Group of companies, which announced on February 2, 2011 on its website in Japan that it had filed a petition for corporate reorganization with the Tokyo District Court. We have no indication that this reorganization will have any effect on our current relationship with HBL or that they would call this debt in at this time. There can be no assurance that private placement or pharmaceutical company funding will always be available as market conditions may change.

We are dependant on certain key existing and future personnel.

Our success will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Joseph M. Cummins, our President and Chief Operating Officer, Bernard Cohen, our Vice President and Chief Financial Officer, and Martin J. Cummins, our Vice President of Clinical and Regulatory Affairs. The loss of the services of one or more of our key employees could have a material adverse effect on our operations. We do currently have employment agreements with our executive officers. We do not currently maintain key man life insurance on any of our key employees. In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. We cannot assure that we will be able to successfully attract and retain key personnel.

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

Our Independent Registered Public Accounting Firm has added an explanatory paragraph to their audit opinions issued in connection with our financial statements which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern.  We experienced net income of $506,312 for the year ended December 31, 2010 and a net loss of $1,313,773 for the year ended December 31, 2011. The net income in 2010 included $1,668,336 of derivative gains resulting from a Director assigning 12 million warrants to the Company for $200,000 to eliminate the derivative liability associated with the anti-dilution ratchet feature of the warrants. Net loss applicable to common shareholders was $1,330,729 in 2011. Net income applicable to common shareholders was $502,112 in 2010.  In addition, as of December 31, 2010 and 2011 we had an accumulated deficit of $34,816,827 and $36,147,556, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

Risks Relating to Ownership of Common Stock.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock, which is listed on the Bulletin Board, and there can be no assurance that a trading market will develop further or be maintained in the future.  There were 8,730,190 warrants and 3,641,792 options outstanding and exercisable as of December 31, 2011.  If the warrants or options are exercised and the stock sold, the volume of stock sales may adversely impact the market price.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth beginning on page F-1 immediately following the signature page of this report.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                      CONTROLS AND PROCEDURES.

As of December 31, 2011, the disclosure controls and procedures in place have been evaluated and are sufficient to ensure the accurate and full disclosure of financial matters.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.  The Company’s accounting firm has not issued an attestation report on the management’s assessment of the Company’s internal controls.  There were no changes made to the internal controls in 2011.  See Exhibit 33.1 for managements report on internal control over financial reporting.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of December 31, 2011, the directors and executive officers of the Company were as follows:
Name	Age	Position
Stephen Chen, PhD (2)(3)(4)	61	Chairman of the Board, Chief Executive Officer and Director
Joseph M. Cummins, DVM, PhD (1)	69	President, Chief Operating Officer and Director
Bernard Cohen	58	Vice President and Chief Financial Officer
Martin J. Cummins	44	Vice President of Clinical & Regulatory Affairs
Thomas D’Alonzo, JD (1)(2)(3)(4)(5)	66	Director

Dennis Moore, DVM (1)(4)(5)	65	Director
James Page, MD (2)(3)(5)	83	Director
Marian Tibbits	54	Director
Paul Tibbits	71	Director
(1)	Member of the Executive Committee.
(2)	Member of the Compensation & Stock Committee.
(3)	Member of the Audit Committee
(4)        Member of the Search Committee.
(5)        Member of the Plan Committee.*

*The Plan Committee administers the Amended and Restated 2008 Directors, Officers, and Consultants Stock Purchase Plan.
Stephen Chen was named Chairman of the Board in February 2012 and has been a director of the Company since February 1996. He has been President and Chief Executive Officer of STC International, Inc., a health care investment firm, since May 1992. Dr. Chen has over thirty years of international business experience, including an extensive background in pharmaceutical product acquisition and licensing, development of joint venture agreements, execution of business strategy, and leadership of start-up companies in the pharmaceutical, biotechnology and nutraceutical industries. Dr. Chen has held executive positions in R&D and business development at several major pharmaceutical companies, including Burroughs Wellcome (presently GlaxoSmithKline), Miles Pharmaceuticals (presently Bayer), ICI America (presently AstraZeneca), and Ciba-Geigy (presently Novartis). He received a PhD degree in Pharmaceuticals from Purdue University in 1977.

Joseph M. Cummins founded the Company in June 1984 and served as Chairman of the Board until February 2012. Dr. Cummins has also served as President of the Company since December 1994. Dr. Cummins has been conducting research on oral cytokines, most particularly interferon alpha, in animals and humans for over 30 years. Dr. Cummins has 55 publications and is the inventor on 21 issued or pending patents many of which reflect his work in the field of oral interferon. He received a PhD degree in microbiology from the University of Missouri in 1978 and a doctor of veterinary medicine degree from the Ohio State University in 1966.

Bernard Cohen was hired to be a Vice-President and Chief Financial Officer of the Company on October 1, 2009.  Mr. Cohen has been Director of Finance and Data Base Manager at the Harrington Regional Medical Center, Inc. (HRMCI), which is the management and development entity for the Harrington Regional Medical Center in Amarillo, Texas.  Previously, he held various executive positions at Colbert’s of Amarillo, a department store.  His positions included:  Chief Executive Officer, Vice President, Chief Financial Officer, and Controller.  He has been a member of the Texas Tech University Health Sciences Center at Amarillo (TTUHSC) Institutional Review Board (IRB) where he reviews clinical trial protocols to monitor the safety and protection of human research and testing subjects.  Neither HRMCI nor TTUHSC has any connection whatsoever with the Company.

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

Marian Tibbits was added to the board of directors in April 2011. Mrs. Tibbits has been involved for many years in various volunteer activities for the education of Kentucky children. She has held various local, district, and state positions. Additionally, Mrs. Tibbits has previously held management positions in finance and accounting and presently manages various business ventures.

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

To the Company’s knowledge based solely on a review of the copies of such reports furnished to the Company, the following persons have failed to file, on a timely basis, the identified reports required by the Exchange Act during the most recent fiscal year:

Name and Principal Position	Number of Late Reports	Known Failures to File a Required Form
Dr. Joseph M. Cummins, Chairman of the Board, President and Chief Executive Officer	2	0
Bernard Cohen, Vice President and Chief Financial Officer	0	0
Mr. Martin J. Cummins, Vice President of Clinical and Regulatory Affairs	0	0
Stephen Chen, Director	0	0
Thomas D’Alonzo, Director	0	0
Dennis Moore, Director	0	0
James Page, Director	0	0
Marian Tibbits, Director	0	0
Paul Tibbits, Director	1	0

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table sets forth for the three years ended December 31, 2011 compensation paid by the Company to its Chairman of the Board, President and Chief Executive Officer; to its Chief Operating Officer and Director of Research; to its Vice President of Clinical and Regulatory Affairs and  to its Vice President and Chief Financial Officer.  Other compensation in 2009 consists of the fair value of a stock grant approved in the fourth quarter of 2007 and contingent upon the successful completion of $1 million of funding in the first quarter of 2008.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Compensation	Securities Underlying Options
Dr. Joseph M. Cummins, Chairman of the Board, President and Chief Executive Officer	2011	$175,000	$-	$-	*1,190,000
	2010	$175,000	$-	$19,354	300,000
	2009	$175,000	$-	$33,833	300,000
Dr. Peter R. Mueller, Former Chief Operating Officer and Director of Research	2009	$97,504	$-	$-	200,000

Mr. Martin J. Cummins, Vice President of Clinical and Regulatory Affairs	2011	$125,000	$-	$-	*879,000
	2010	$125,000	$100	$16,128	250,000
	2009	$125,000	$-	$22,555	200,000
Mr. Bernard Cohen, Vice President and Chief Financial Officer	2011	$37,433	$-	$-	*50,000
	2010	$36,170	$100	$3,226	50,000
	2009	$7,743	$-	$-	-
Dr. Gary W. Coy, Former Vice President and Chief Financial Officer	2009	$89,901	$-	$-	350,000

*All existing employee options were repriced to $0.05 per share with a 5 year term on October 27, 2011.  No additional new options were issued.

Option Grants in 2011
The following table sets forth information for the executive officers named above, regarding grants of options during 2011.
Name	Number of Shares of Common Stock Underlying Options Granted (#)	% of Total Options Granted to Employees in 2011	Exercise or Base Price ($/Sh)	Expiration Date
Joseph M. Cummins	1,190,000	53.32%	$0.05 (1)	10/27/2016
Martin J. Cummins	879,000	39.39%	$0.05 (1)	10/27/2016
Bernard Cohen ……………….	50,000	2.24%	$0.05 (1)	10/27/2016

(1)       The fair market value of the common stock on the date of grant was $0.05.

Aggregated Option Exercises at December 31, 2011
And Year-End Option Values
The following table sets forth information for the executive officers named above, regarding the exercise of options during 2011 and unexercised options held at the end of 2011.
Name	Number of Shares Acquired on Exercise	Value Realized	Number of Shares of Common Stock Underlying Unexercised Options at December 31, 2011 Exercisable/Unexercisable			Value of Unexercised In-The-Money Options at December 31, 2011 (1) Exercisable/Unexercisable
Joseph M. Cummins	None	None	1,190,000	/	None	$0	/	None
Martin J. Cummins	None	None	879,000	/	None	$0	/	None
Bernard Cohen	None	None	50,000	/	None	$0	/	None

(1)       Calculated based on the closing price of the common stock ($0.035) as reported by OTC BB on December 31, 2011.

Director Compensation for Last Fiscal Year
	Cash Compensation		Stock Options
Name	Meeting Fees (1)	Consulting Fees	Number of Securities Underlying Options
Stephen Chen, PhD	$-	$-	-
Thomas D’Alonzo	$-	$-	-
Dennis Moore, DVM	$-	$-	-
James Page, MD	$-	$-	-
Marian Tibbits	$-	$-	-
Paul Tibbits	$-	$-	-
(1)	Directors receive $1,000 compensation for attendance at directors’ meetings and $250 for regularly scheduled teleconference meetings. There were no regularly scheduled meetings during 2011.

No employment or Director agreements were executed in 2011.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2011, there were 71,559,789 shares of the Company’s common stock outstanding. The following table sets forth as of December 31, 2011, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class Owned(1)
None	-	-

(1) Applicable percentage ownership is based on 71,559,789 shares of common stock outstanding as of December 31, 2011, plus the additional shares that the stockholder is deemed to beneficially own.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2011, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth the beneficial ownership of the Company’s stock as of December 31, 2011 by each executive officer and director and by all executive officers and directors as a group:
Name and Address of Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned12
Joseph M. Cummins 7635 Stuyvesant Ave. Amarillo, TX 79121	1,971,7244	2.54%
Martin J. Cummins 6615 Sandie Amarillo, TX 79109	1,033,1535	1.33%
Bernard Cohen 2803 S. Travis St. Amarillo, TX 79109	50,0006	0.06%
Thomas D’Alonzo 908 Vance Street Raleigh, NC 27608	228,6727	0.29%

Stephen Chen 2125 Pinehurst El Cerrito, CA 94530	1,389,5008	1.79%
James Page 103 Clubhouse Lane, #182 Naples, FL 34105	200,0009	0.26%
Dennis Moore 402 Fish Hatchery Hamilton, MT 59840	678,47610	.87%
Paul and Marian Tibbits 2371 Blue ball Road Rineyville, KY 40162	11,367,59711	14.64%
Total Group (all directors and executive officers – 9 persons)	16,919,21212	21.80%

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
(7)  Includes options to purchase 200,000 shares of our common stock beneficially owned by Mr. D’Alonzo exercisable within 60 days.
(8)  Includes options to purchase 500,000 shares of our common stock beneficially owned by Dr. Chen exercisable within 60 days.
(9)  Includes options to purchase 200,000 shares of our common stock beneficially owned by Dr. Page exercisable within 60 days.
(10)  Includes options to purchase 200,000 shares of our common stock beneficially owned by Dr. Moore exercisable within 60 days.
(11)  Includes warrants to purchase 1,150,000 shares of our common stock beneficially owned by Mr. and Mrs. Tibbits exercisable within 60 days. Also includes 1,700 shares of Series 2010-A 10% Convertible Preferred Stock, included in this total as 1,700,000 shares of common stock.
(12)  Directors and officers percentage ownership is calculated based on 77,628,789 total shares outstanding plus Directors and Officers options beneficially owned.

Equity Compensation Plan Information

Stock Plans *	Issue Date Range	Total Shares Authorized	Shares Issued	Shares Remaining
2008 Stock Incentive Plan	5/23/08 – 10/11/11	600,000	463,420	136,580
2008 Executive Officers Compensatory Stock Plan	7/10/08 – 9/17/08	200,000	51,563	148,437
2008 Amended and Restated Directors, Officers and Consultants Stock Purchase Plan	10/22/08 – 8/3/11	8,000,000	7,766,791	233,209
2009 Consultants Stock Grant Plan	7/13/09 – 10/31/09	100,000	50,000	50,000
Non Stock Plan Issuances	6/2/08 – 3/12/10	929,562	205,863	723,699

Stock Option Plans *	Issue Date Range	Total Options Authorized**	Options Issued	Options Remaining
2009A Officers, Directors, Employees and Consultants Nonqualified Stock Option Plan ***	04/30/09 – 3/8/11	20,000,000	3,050,000	16,950,000
Non Stock Option Plan Issuances	06/30/08 – 12/16/08	1,056,912	1,056,912	0
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

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has relied significantly on HBL, a large shareholder of the Company, for a substantial portion of its capital requirements. In addition, HBL has purchased substantial amounts of the Company’s common stock from time to time.

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

Additionally, the Company is obligated to pay HBL a percentage of sublicense fee income the Company receives.  We owed $78,360 of accrued sublicense fees to HBL on December 31, 2011.

HBL is obligated to pay the Company an 8% royalty on sales of oral interferon in Japan.  The Company recorded $0 in 2011 and $0 of royalties in 2010 from HBL animal health sales of oral interferon.

During 2011, The Company engaged the law firm of Underwood, Wilson, Berry, Stein and Johnson P.C. of which Mr. Edward Morris was a shareholder through March 15, 2011.  Mr. Morris also was, and continues to be, the Secretary of the Company.  During the twelve months ended December 31, 2011 the Company incurred approximately $29,714 of legal fees to said law firm. For the second, third and fourth quarters of 2011, Mr. Morris has had no connection with the above referenced law firm.  Mr. Morris remains the Secretary of the Company.

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following summarizes the fees incurred by the Company during 2011 and 2010 for accountant and related services.

Audit Fees
	2011	2010
LBB & Associates Ltd., LLP	$62,112	$48,825

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
AMARILLO BIOSCIENCES, INC.
Date: April 16, 2012	By: /s/ Stephen Chen Stephen Chen, Chairman of the Board, and Chief Executive Officer
Date: April 16, 2012	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Stephen Chen	Chairman of the Board, Director and Chief Executive Officer	April 16, 2012
Stephen Chen

/s/ Joseph Cummins	Director, President, and Chief Operating Officer	April 16, 2012
Joseph Cummins
Director
James Page
/s/ Dennis Moore	Director	April 16, 2012
Dennis Moore
/s/ Thomas D’Alonzo	Director	April 16, 2012
Thomas D’Alonzo
/s/ Marian Tibbits	Director	April 16, 2012
Marian Tibbits
/s/ Paul Tibbits	Director	April 16, 2012
Paul Tibbits

Amarillo Biosciences, Inc.

Financial Statements

Years ended December 31, 2011 and 2010

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Amarillo Biosciences, Inc.
Amarillo, TX

We have audited the accompanying balance sheets of Amarillo Biosciences, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amarillo Biosciences, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
April 16, 2012

Amarillo Biosciences, Inc.
Balance Sheets

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$2,819	$4,332
Prepaid expense and other current assets	6,588	135,634
Total current assets	9,407	139,966
Property, equipment and software, net	42	1,349
Patents, net	105,556	118,038
Total assets	$115,005	$259,353

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$810,621	$539,955
Accrued interest - related parties	841,294	751,294
Accrued expenses – related party	78,360	78,360
Derivative liabilities	114,659	59,784
Notes payable	70,000	-
Notes payable – related parties	2,285,000	2,200,000
Notes payable – convertible, net	18,533	-
Total current liabilities	4,218,467	3,629,393
Total liabilities	4,218,467	3,629,393

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares – 10,000,000
Issued and outstanding shares – 1,700 at December 31, 2011 and 1,500 at December 31, 2010	17	15
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 71,559,789 at December 31, 2011 and 61,147,224 at December 31, 2010	715,598	611,472
Additional paid-in capital	31,328,479	30,835,300
Accumulated deficit	(36,147,556)	(34,816,827)
Total stockholders' deficit	(4,103,462)	(3,370,040)
Total liabilities and stockholders’ deficit	$115,005	$259,353
The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
	Year ended December 31,
	2011	2010
Revenues:
Product sales	$8,395	$5,150
Sublicense fee and royalty revenue	50,000	-
Total revenues	58,395	5,150

Cost of revenues:
Product sales	4,354	2,943
Sublicense fee revenue	-	-
Total cost of revenues	4,354	2,943
Gross margin	54,041	2,207

Operating expenses:
Research and development expenses	281,107	433,357
Selling, general and administrative expenses	918,814	638,164
Total operating expenses	1,199,921	1,071,521

Operating loss	(1,145,880)	(1,069,314)

Other income (expense):
Derivative gain	36,468	1,668,336
Interest expense	(211,718)	(93,950)
Other income	7,357	1,240
Net income (loss)	(1,313,773)	506,312

Preferred stock dividend	(16,956)	(4,200)
Net income (loss) applicable to common shareholders	$(1,330,729)	$502,112

Basic net income (loss) per average share available to common shareholders	$(0.02)	$0.01
Diluted net income (loss) per average share available to common shareholders	$(0.02)	$0.01

Weighted average common shares outstanding – basic	65,028,701	55,041,854
Weighted average common shares outstanding - diluted	65,028,701	56,889,076

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Stockholders’ Deficit
Years Ended December 31, 2011 and 2010

	Issuance	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Price	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Deficit
Balance at December 31, 2009			$-	52,041,001	$520,410	$30,051,134	$(35,318,939)	$(4,747,395)
Net income for year ended December 31, 2010		-	-	-	-	-	506,312	506,312
Fair value of options and warrants issued	$0.04-0.85	-	-	-	-	240,567	-	240,567
Exercise of options and warrants for cash, net	.10	-	-	3,332,000	33,320	104,880	-	138,200
Exercise of cashless options and warrants	.10	-	-	70,258	703	(703)	-	-
Option-warrant inducement expense		-		-	-	4,457	-	4,457
Issuance of common stock for cash in private placements and under stock plan	0.035-0.10	-	-	5,059,143	50,591	253,824	-	304,415
Issuance of common stock for services and salaries	0.04-0.16	-	-	644,822	6,448	46,156	-	52,604
Issuances of convertible preferred stock, net	100.00	1,500	15	-	-	134,985	-	135,000
Preferred stock dividends		-	-	-	-	-	(4,200)	(4,200)
Balance at December 31, 2010		1,500	15	61,147,224	611,472	30,835,300	(34,816,827)	(3,370,040)

Net loss for year ended December 31, 2011		-	-	-	-	-	(1,313,773)	(1,313,773)
Fair value of options and warrants issued		-	-	-	-	37,046	-	37,046
Issuance of common stock for reduction in debt	0.04	-	-	250,000	2,500	12,250	-	14,750
Issuance of common stock for cash in private placements and under stock plan	0.046-0.065	-	-	2,803,590	28,036	59,964	-	88,000
Issuance of common stock for services	0.031-0.09	-	-	7,358,975	73,590	348,821	-	422,411
Issuances of convertible preferred stock, net	100.00	200	2	-	-	17,998	-	18,000
Imputed interest on notes		-	-	-	-	17,100	-	17,100
Preferred stock dividends		-	-	-	-	-	(16,956)	(16,956)
Balance at December 31, 2011		1,700	$17	71,559,789	$715,598	$31,328,479	$(36,147,556)	$(4,103,462)
The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Cash Flows

	Year ended December 31,
Cash flows from Operating Activities	2011	2010
Net income (loss)	$(1,313,773)	$506,312
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	16,597	19,851
Common stock issued for salaries and services	422,411	52,604
Fair value of options granted	37,046	240,567
Inducement expense	-	4,457
Change in fair value of derivative liabilities	(36,468)	(1,668,336)
Amortization of debt discount	81,533	-
Gain on conversion of debt	(6,907)	-
Imputed interest on related party notes	17,100	-
Changes in operating assets and liabilities:
Prepaid expense and other current assets	129,046	(48,426)
Accounts payable and accrued expenses	253,710	218,433
Accrued interest – related parties	90,000	90,000
Net cash used in operating activities	(309,705)	(584,538)

Cash flows from Investing Activities
Investment in patents	(2,808)	(11,733)
Net cash used in investing activities	(2,808)	(11,733)

Cash flows from Financing Activities
Proceeds from exercise of warrants and options	-	138,200
Issuance of common stock for cash	88,000	304,415
Payment of dividends on preferred stock	-	(1,228)
Proceeds from convertible debt, net	103,000	-
Proceeds from notes payable	70,000	-
Payments on convertible debt	(53,000)	-
Proceeds from notes payable related party	85,000	-
Issuance of convertible preferred stock for cash	18,000	135,000
Net cash provided by financing activities	311,000	576,387
Net decrease in cash	(1,513)	(19,884)
Cash and cash equivalents at beginning of period	4,332	24,216
Cash and cash equivalents at end of period	$2,819	$4,332

Supplemental Cash Flow Information
Cash paid for interest	$6,679	$3,893
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Common stock issued for convertible debt	$14,750	$-
Discount on convertible debt	$103,000	$-
Acquisition of warrants for note payable	$-	$200,000
Declared and unpaid dividends on preferred stock	$-	$2,972

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
December 31, 2011 and 2010

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Amarillo Biosciences, Inc. (the "Company” or “AMAR” or “Amarillo” or “ABI”), a Texas corporation formed in 1984, is engaged in developing biologics for the treatment of human and animal diseases. The Company is continuing its clinical studies as part of the process of obtaining regulatory approval from the United States Food and Drug Administration ("FDA"), so that commercial marketing can begin in the United States. The Company has developed a dietary supplement and an interferon alpha lozenge, but has not commenced any significant product commercialization activities.

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

The fair value of each option granted in 2011 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of between 181% and 186%, risk-free interest rate between 0.73% and

1.2%, and expected life between 2 and 5 years.  The fair value of each option granted in 2010 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of between 159% and 188%, risk-free interest rate between 0.13% and 3.03%, and expected life between 0.08 and 10 years.

Cash and Cash Equivalents

The Company classifies investments as cash equivalents if the original maturity of an investment is three months or less.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to uncollectibility.  The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no material accounts receivable and no allowance at December 31, 2011 and 2010.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company continually assesses the appropriateness of inventory valuations giving consideration to slow-moving, non-saleable, out-of-date or close-dated inventory. As of December 31, 2011 and 2010 the Company had $1,489 and $3,396, respectively, of inventory included in other current assets.

Property and Equipment

Property and equipment are stated on the basis of historical cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the two to seven year estimated useful lives of the assets.

Patents and Patent Expenditures

AMAR holds patent license agreements and holds patents that are owned by the Company. All patent license agreements remain in effect over the life of the underlying patents. Accordingly, the patent license fee is being amortized over the estimated life of the patent using the straight-line method. Patent fees and legal fees associated with the issuance of new owned patents are capitalized and amortized over the estimated life of the patent.  Amortization expense amounted to $15,290 and $16,879 for the years ended December 31, 2011 and 2010, respectively.

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

Revenue Recognition

Dietary supplement and interferon sales

Revenues for the dietary supplement and interferon sales are recognized when an arrangement exists, the price is fixed and it has been determined that collectibility is reasonably assured.  This generally occurs at the point when the goods are shipped to the customer.

Sublicense fee revenue

Sublicense revenue is calculated based on fees relating to a license.  Amarillo recognizes revenue on these sublicense fees in the month the revenue is generated by the licensee.

Royalty revenue

Royalty revenue is calculated based on royalty fees as a percent of net sales relating to a license.  Amarillo recognizes revenue on these royalty payments in the year the revenue is generated by the licensee.  HBL reported no sales of Bimron to Bio Vet for 2011 and 2010.

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

Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is based on the number of weighted average shares outstanding. In 2011, options and warrants outstanding were antidilutive. In 2010, 1,500 shares of preferred stock and 1,150,000 stock options had a dilutive effect of 1,500,000 and 347,222 shares, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash and accounts receivable.

The Company has cash balances in a single financial institution which, from time to time, exceed the federally insured limit of $250,000.  No loss has been incurred related to this concentration of cash.

Other Concentrations

The Company and its sublicensees are reliant on a single, foreign supplier for its products.  The loss of this supplier could adversely affect the Company’s future revenues.  During 2011 the majority of revenue came from an option to sublicense fee.  There were no sublicense fees in 2010.  The loss of revenue from one of the revenue sources could adversely affect the Company’s future revenues.  Our supplier, HBL, is part of the Hayashibara Group of companies, which announced on February 2, 2011 on its website in Japan that it had filed a petition for corporate reorganization with the Tokyo District Court.

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

The Company has not received any demand for payment of the outstanding loans with HBL through the date of this filing. See Note 3 for additional information.

Recent Accounting Pronouncements

In accordance with FASB ASC Topic 815, the Company reclassified warrants with embedded derivative feature (full-ratchet anti-dilution provision) to liabilities at fair value on January 1, 2009 and reported the change in fair value of the warrants for 2011 and 2010 as a component of other income.

Management does not anticipate that any recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

2. Property, Equipment and Software

Equipment is stated at cost less accumulated depreciation and consists of the following at December 31, 2011 and 2010:

	2011	2010
Furniture and equipment	$38,221	$38,221
Software	8,012	8,012
	46,233	46,233
Less: accumulated depreciation	(46,191)	(44,884)
Fixed Assets, net	$42	$1,349

Depreciation expense amounted to $1,307 and $2,972 for the years ended December 31, 2011 and 2010, respectively.

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

The Company has a line of credit with Wells Fargo for $20,000, with interest at the prime rate plus 6.75 percent. There was an outstanding balance at December 31, 2011 and 2010 of $19,978 and $1,822, respectively, which is included in accounts payable and accrued expenses. This line is used from time to time for purchases.  The Company paid $2,005 and $1,577 of interest under the line of credit in 2011 and 2010, respectively.

In 2010, the Company entered into a verbal agreement with Paul Tibbits, a Director, to purchase 12,000,000 warrants held by him for $200,000. The agreement included interest at 0.43% per annum, with no stated maturity date, and no collateral. A promissory note in the amount of $200,000 to Paul Tibbits was executed on January 10, 2011. This note was in default at year end and now accrues interest at the default rate of 10% per annum.

On March 9, 2011, a promissory note (Note #2) in the amount of $20,000 to Paul Tibbits was executed.  The term of the note is 183 days and is due on September 8, 2011.  The annual interest rate is .0054 (.54%)(or 10% if in default). This note was in default at year end, but was settled on February 8, 2012.

On April 6, 2011, a promissory note (Note #3) in the amount of $40,000 to Paul Tibbits was executed.  The note is a demand note or if no demand is made, the note matures on October 8, 2011.  The annual interest rate is .0054 (.51%)(or 10% if in default). This note was in default at year end, but was settled on February 8, 2012.

On April 15, 2011, the Company entered into a convertible debt agreement with Asher Enterprises, Inc. and Hope Capital, Inc.  The note was in the amount of $63,000 at an annual interest rate of 14% on a 365-day basis with a maturity date of April 14, 2012.  All or any part of the outstanding and unpaid principle of the note along with any accrued and unpaid interest (at the option of the Borrower) can be converted into the Company’s common stock at any time during the term of the note. On October 27, 2011, Hope Capital, Inc. exercised its right to convert debt into equity by sending a Notice of Conversion to ABI to convert $10,000 principal amount of the note dated April 15, 2001, into 250,000 shares of ABI Common Stock at $0.04 per share.  The shares were issued in a timely manner in accordance with the covenants of the Note.  The Conversion Price used was the Fixed Conversion Price.  On December 22, 2011, ABI paid the remaining balance ($53,000) of the note dated April 15, 2011 along with accrued interest of $3,216.33.  This amount was wired to the lender and received on December 22, 2011.  Asher Enterprises, Inc. subsequently acknowledged the receipt of the funds and returned the original Note marked “Paid”.

On May 24, 2011, the Company entered into a second convertible debt agreement with Asher Enterprises, Inc. and Hope Capital Inc.  The note was in the amount of $40,000 at an annual interest rate of 14% on a 365-day basis with a maturity date of May 31, 2012. All or any part of the outstanding and unpaid principle of the note along with any accrued and unpaid interest (at the option of the Borrower) can be converted into the Company’s common stock at any time during the term of the note. The reserve requirement for the second note was 3,500,000 common shares.

On September 7, 2011, a promissory note (Note #4) in the amount of $10,000 to Paul Tibbits was executed.  The note is a demand note and if no demand is made, the note is due on October 7, 2011.  The annual interest rate is .0026 (.26%)(or 10% if in default). This note was in default at year end, but was settled on February 8, 2012.

On October 12, 2011, a promissory note (Note #5) in the amount of $10,000 to Paul Tibbits was executed.  The note is a demand note and if no demand is made, the note is due on January 13, 2012.  The annual interest rate is .0016 (.16%)(or 10% if in default). This note was in default prior to being settled on February 8, 2012.

On December 13, 2011, a promissory note (Note #6) in the amount of $5,000 to Paul Tibbits was executed.  The note is a demand note and if no demand is made, the note is due on March 13, 2012.  The annual interest rate is .0019 (.19%)(or 10% if in default). This note was settled on February 8, 2012.

On December 16, 2011, Shen An Chou, wired $70,000 ($69,982 net of an $18 international wire fee) to the Company as a short-term non-interest-bearing loan for operations.  The agreement was verbal only and no note was executed.  Due to the short-term nature of the loan, no interest rate was assigned to the loan.  The loan was repaid in full on February 28, 2012.

4. License, Sublicense, Manufacturing, Research and Supply Agreements

Manufacturing and Supply Agreements:

The Company was a party to the following manufacturing and supply agreements at December 31, 2011.

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

The minimum cash royalty owed to Texas A&M University System for 2011 is $7,500 and $7,500 for 2010.  A total of $78,360 in sublicense fees are owed to HBL based on sublicense fee income earned by the Company during 2008 and 2009 and are included in accrued expenses – related party. There were no sublicense fees due to HBL for 2010 or 2011.  The Company has also entered into various sublicense agreements under which the Company is entitled to receive royalties based on the net sales value of licensed products.

Research Agreements:

The Company currently has no obligations to pay third parties in 2011 for expenses related to ongoing clinical studies. The ongoing Phase 2 hepatitis C clinical study and influenza study in Taiwan are funded by CytoPharm.

5. Common Stock

The Company has 100,000,000 shares of voting common shares authorized for issuance.  On December 31, 2011, the Company had 89,581,771 shares of common stock outstanding and reserved for issuance upon exercise of options and warrants and conversion of preferred stock.  The Company issued common stock in 2011 and 2010 as follows:

Common Stock Issued in 2011	Shares	Issue Price	Net Price
Private placements – cash	2,666,667	$0.03	$80,000
Directors, officers, consultants plan – cash	136,923	0.05-0.06	8,000
Directors, officers, consultants plan– services	7,358,975	0.046-0.09	422,411
Debt conversion – cashless	250,000	0.04	14,750
Total Common Stock Issued in 2011	10,412,565	$0.03-0.09	$525,161

Common Stock Issued in 2010	Shares	Issue Price	Net Price
Private placements – cash	2,137,000	$0.10	$202,200
Directors, officers, consultants plan – cash	2,922,143	0.031-0.04	102,215
Directors, officers, consultants plan – accrued salaries	162,884	0.07	11,402
Directors, officers, consultants plan– services	481,938	0.04-0.16	41,202
Options exercised – cash	3,332,000	0.04-0.10	138,200
Options exercised – cashless	70,258	0.10	-
Total Common Stock Issued in 2010	9,106,223	$0.031-0.16	$495,219

During the years ended December 31, 2011 and 2010, finder’s fees paid related to private placements of stock totaled $0 and $11,500 respectively, and are deducted from the paid in excess of par capital account on the balance sheet.

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

We use the services of American Stock Transfer and Trust Company as our transfer agent.

6.  Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized for issuance which is issuable in series.

The Board of directors authorized the issuance of up to 10,000 shares of Series 2010-A 10% Convertible Preferred Stock on July 29, 2010.  Each preferred share is convertible into 1,000 common shares ($100 stated value per share divided by $0.10).  Dividends are payable quarterly at 10% per annum in cash or stock at the option of the preferred stock Holder.  Stock dividend payments are valued at the higher of $0.10 per share of common stock or the average of the two highest volume weighted average closing prices for the 5 consecutive trading days ending on the trading day that is immediately prior to the dividend payment date.  During 2011, a total of 200 shares of Series 2010-A 10% Convertible Preferred Stock were issued to a Director.  Net proceeds totaled $18,000 after $2,000 of brokerage commissions.  The preferred stock is convertible into 200,000 shares of restricted common stock.  In 2011, the Company recorded $16,956 of dividends related to the 1,700 shares of preferred stock outstanding. Of this amount, $16,956 was unpaid as of December 31, 2011.

7. Stock Option and Stock Plans

Stock Plans *	Issue Date Range	Total Shares Authorized	Shares Issued	Shares Remaining
2008 Stock Incentive Plan	5/23/08 – 10/11/11	600,000	463,420	136,580
2008 Executive Officers Compensatory Stock Plan	7/10/08 – 9/17/08	200,000	51,563	148,437
2008 Amended and Restated Directors, Officers and Consultants Stock Purchase Plan	10/22/08 – 8/3/11	8,000,000	7,766,791	233,209
2009 Consultants Stock Grant Plan	7/13/09 – 10/31/09	100,000	50,000	50,000
Non Stock Plan Issuances	6/2/08 – 3/12/10	929,562	205,863	723,699

Stock Option Plans *	Issue Date Range	Total Options Authorized**	Options Issued	Options Remaining
2009A Officers, Directors, Employees and Consultants Nonqualified Stock Option Plan ***	04/30/09 – 3/8/11	20,000,000	3,050,000	16,950,000
Non Stock Option Plan Issuances	06/30/08 – 12/16/08	1,056,912	1,056,912	0
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

8.  Stock Options and Warrants

Stock Options:

During 2011, 100,000 options were issued to consultants, and we recognized $7,280 of expense related to these options and 2,231,792 existing options for employees were cancelled and reissued changing the exercise price and expiration date, we recognized $29,766 of expense related to these options. During 2010, 13,750,000 options were issued to consultants, advisors, directors, employees and two former employees, and we recognized $127,693 of expense related to these options.

We recognized $112,874 in 2010 of employee options expense, related to previously issued options.  No more costs remain to be recognized for these options.

Directors, officers and consultants exercised no options in 2011 and 245,000 options in 2010 via an incentive program.  See “Stock Option and Warrant Exercise Incentive” below for more details about 2010 stock option and warrant exercises.

Stock option activity for the years ended December 31, 2010 and December 31, 2011 are summarized as follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2009	6,603,404	$0.31	1.98	$1,527,990
Options granted	13,750,000	0.04	0.89	127,693
Options exercised	(3,495,000)	0.04	0.20	73.179
Options cancelled/expired	(12,171,667)	0.10	-	662,316
Outstanding at December 31, 2010	4,686,737	$0.26	2.67	$920,188

Vested at December 31, 2010	4,686,737	$0.26	2.67	$920,188

Exercisable at December 31, 2010	4,686,737	$0.26	2.67	$920,188

Outstanding at December 31, 2010	4,686,737	$0.26	2.67	$920,188
Options granted	2,331,792	0.05	4.87	114,800
Options exercised	-	-	-	-
Options cancelled/expired	(3,376,737)	0.32	-	796,138
Outstanding at December 31, 2011	3,641,792	$0.07	3.84	$238,850

Vested at December 31, 2011	3,641,792	$0.07	3.84	$238,850

Exercisable at December 31, 2011	3,641,792	$0.07	3.84	$238,850

Options reserved for the Director, employee and consultant stock option plan but not issued (16,950,000) are not included in the table above. This stock may be utilized for other purposes if not used for the plans. The weighted-average remaining contractual life of the options is 3.84 years.

Stock warrants:

During 2010, 2,137,000 warrants were issued together with private placement sales of 2,137,000 shares of stock.  The total purchase price for private placement stock and warrants was recognized as the cost to purchase the stock. During 2011, 3,332,831 warrants were issued together with private placement sales of 2,666,667 shares of stock with convertible debt, and dilutive issuance issued to Warrant Strategies. On November 5, 2011, Amarillo Biosciences, Inc. sold 2,666,667 private placement shares at $0.03 per share along with 1,000,000 warrants exercisable at $0.03 per share.  The relative fair value of the 1,000,000 warrants was estimated to be $22,826 using the Black-Scholes option pricing model based on the following assumptions: estimated dividend yield 0%, expected volatility 197%, risk free interest rate 0.25%, and expected life of 3 years. The Base Share Price for this dilutive issuance was $0.03 per share.

No warrants were exercised in 2011 or 2010.

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2010 and December 31, 2011 is as follows:

	2011		2010
	Warrants	Price Range	Warrants	Price Range
Outstanding Beg. of Year	8,457,359	$0.10-0.20	18,320,359	$0.10-0.20
Granted	3,332,831	0.03-0.04	2,137,000	0.10
Cancelled/Expired	(3,060,000)	(0.20)	(12,000,000)	(0.10)
Exercised	-	-	-	-
Outstanding End of Year	8,730,190	$0.03-0.10	8,457,359	0.10-0.20
Exercisable End of Year	8,730,190	$0.03-0.10	8,457,359	0.10-0.20

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2011 is 1.45 years.

Derivative Liabilities:

In 2008, the Company sold preferred stock with attached warrants. As of December 31, 2009, there were 12,447,999 of these warrants outstanding. These warrants contain an anti-dilution ratchet provision. The Company is at risk of triggering the warrant anti-dilution provisions in the future if stock is sold below $0.10 per share to any non-exempt parties.  Holders of options and warrants prior to January 8, 2008 plus officers, directors and consultants under stock plans approved by outside board of director members are exempt from the anti-dilution provisions. In 2010, a Director of the Company purchased 12,000,000 of these warrants from the holder, along with their outstanding shares of stock in the Company, for $200,000. In December 2010, the Company agreed to buy the 12,000,000 warrants from the Director for $200,000. A verbal agreement was reached for the purchase price, with interest at 0.43% per annum in December 2010, which was formally executed as a promissory note in January 2011.The warrants were retired due to the purchase by the Company. As of December 31, 2010, 447,999 of the warrants with the anti-dilution provision remained outstanding. A new warrant was issued to Warrant Strategies, Inc. on November 7, 2011. On November 5, 2011, Amarillo Biosciences, Inc. sold 2,666,667 private placement shares at $0.03 per share along with 1,000,000 warrants exercisable at $0.03 per share.  The Base Share Price for this dilutive issuance was $0.03 per share.  ABI sent a Dilutive Issuance Notice to Warrant Strategies, Inc. on November 7, 2011.  The notice was sent pursuant to the Series A Common Stock Purchase Warrant dated June 16, 2009, Section 3(b), “…the Exercise Price shall be reduced to equal the Base Share Price and the number of Warrant Shares issuable hereunder shall be increased such that the aggregate Exercise price issuable hereunder, after taking into account the decrease in the Exercise Price, shall be equal to the aggregate Exercise Price prior to such adjustment.

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

The fair value of warrants with embedded derivative feature was estimated at December 31, 2011 with the binomial Black-Scholes option-pricing model using the following assumptions: probability of anti-dilution ratchet of 75%; a probable reset share price of $0.0202; dividend yield 0.0%; expected volatility of 197.99%, risk-free interest rate of 0.25% and expected life of approximately 1.03 years (the remaining term of the warrants). The fair value of the 1,493,330 outstanding warrants was $46,461.

Due to the purchase described above, 12,000,000 warrants were retired in December 2010. Consequently, the fair value of these warrants was $0. The decrease in the fair value of the liability for these warrants was recorded as part of the change in fair value of the derivative liability.

Net derivative gains for 2011 were $36,468. In 2010, the derivative gain was $1,668,336.

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

The Company determined that this was a modification of equity instruments, and accounted for the inducement under ASC Topic 718. For option and warrant holders who accepted the inducement and exercised their instruments under the terms noted above, an incremental fair value of the inducement was determined using the Black-Scholes option pricing model, with the following assumptions: dividend yield 0.0%, expected volatility of 147-216%, risk free interest rate 0.14 - 2.37%, and expected life of 0.13-5.36 years.  The Company recognized $4,457 of expense related to the inducement in 2010.

The activity resulting from the exercise of warrants and options under this incentive is as follows:

	Options/Warrants Exercised 2010	Common Stock Issued	Release of Reserved into Available Shares	Net Cash to Company
Options	245,000	152,258	92,742	$ 8,200
Warrants	-	-	-	-
Total	245,000	152,258	92,742	$8,200

9.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company’s deferred tax asset of approximately $7,970,000 and $8,790,000 at December 31, 2011 and 2010 respectively, was subject to a valuation allowance of $7,970,000 and $8,790,000 at December 31, 2011 and 2010 respectively, because of uncertainty regarding the Company’s ability to realize future tax benefits associated with the deferred tax assets. Deferred tax assets were comprised primarily of net operating loss carryovers under the cash method of accounting used by the Company for federal income tax reporting. The valuation allowance decreased by $820,000 in 2011 and decreased by $390,000 in 2010, due to the changes in the Company’s net operating loss carryover amounts.

At December 31, 2011, the Company has net operating loss carryforwards of approximately $23,445,000 for federal income tax purposes expiring in 2012 through 2031.  The ability of the Company to utilize these carryforwards may be limited should changes in stockholder ownership occur.

The difference between the reported income tax provision and the benefit normally expected by applying the statutory rate to the loss before income taxes results from the change during 2011 and 2010 of the deferred tax asset valuation allowance. As a result, the reported effective tax rate is 0%.

10. Commitments and Contingencies

Delinquent payroll

During 2010 and 2011, the Company curtailed payment of salaries payable to senior management of the Company. As of December 31, 2011, approximately $426,259 of unpaid salaries due to senior management of the Company is included in accounts payable and accrued expenses.  The significance of the amounts owed to senior management subjects the Company to the risk of resignation by these officers, as well as possible litigation.

Lease commitment

Our executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot facility rented by the Company. The lease expires on June 30, 2012 and our monthly rent is $1,025 per month. We believe that the facilities are well maintained and generally suitable and adequate for our current and projected operating needs.

Minimum Royalties

The agreement with Texas A&M University requires the Company to make minimum annual royalty payments of $7,500 through 2019.

Clinical Trial Costs

The Company currently has no obligations to pay third parties in 2011 for expenses related to ongoing clinical studies. The ongoing Phase 2 hepatis C clinical study and influenza study in Taiwan are funded by CytoPharm.

Litigation

The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 2011.

11. Related Party Transactions

The Company has relied significantly on HBL, a large shareholder of the Company, for a substantial portion of its capital requirements. In addition, HBL has purchased substantial amounts of the Company’s common stock from time to time.

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

Additionally, the Company is obligated to pay HBL a percentage of sublicense fee income the Company receives.  We owed $78,360 of accrued sublicense fees to HBL on December 31, 2011.

HBL is obligated to pay the Company an 8% royalty on sales of oral interferon in Japan.  The Company recorded $0 in 2011 and $0 of royalties in 2010 from HBL animal health sales of oral interferon.

During 2011, The Company engaged the law firm of Underwood, Wilson, Berry, Stein and Johnson P.C. of which Mr. Edward Morris was a shareholder through March 15, 2011.  Mr. Morris also was, and continues to be, the Secretary of the Company.  During the twelve months ended December 31, 2011 the Company incurred approximately $29,714 of legal fees to said law firm. For the second and third quarters of 2011, Mr. Morris has had no connection with the above referenced law firm.  Mr. Morris remains the Secretary of the Company.

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

12.  Subsequent Events

On January 31, 2012, Hope Capital, Inc., exercised its right to convert debt into equity by sending a Notice of Conversion to ABI to convert $12,000 principal amount of the note dated May 24, 2011, into 579,710 shares of ABI Common Stock at $0.0207 per share.  The shares were issued in a timely manner in accordance with the covenants of the Note.  The Conversion Price used was the Variable Conversion Price as defined by the Note.  The principal balance of the note after the conversion was $28,000.

On February 3, 2012, Hope Capital, Inc., exercised its right to convert debt into equity by sending a Notice of Conversion to ABI to convert $14,000 principal amount of the note dated May 24, 2011, into 672,329 shares of ABI Common Stock at $0.0207 per share.  The shares were issued in a timely manner in accordance with the covenants of the Note.  The Conversion Price used was the Variable Conversion Price as defined by the Note.  The principal balance of the note after the conversion was $14,000.

On February 6, 2012, Hope Capital, Inc., exercised its right to convert debt into equity by sending a Notice of Conversion to ABI to convert $14,000 principal amount of the note dated May 24, 2011, into 693,069 shares of ABI Common Stock at $0.0202 per share.  The shares were issued in a timely manner in accordance with the covenants of the Note.  The Conversion Price used was the Variable Conversion Price as defined by the Note.  The principal balance of the note after the conversion was $0.00.

On January 6, 2012, Paul and Marian Tibbits purchased 100 shares of Series 2010-A Convertible Preferred Stock for $100 per share.  The total amount of the transaction was $10,000 and the Par Value was $0.01 per share. On January 26, 2012, Paul and Marian Tibbits purchased 123 shares of Series 2010-A Convertible Preferred Stock for $81.3008 per share.  The total amount of the transaction was $10,000 and the Par Value was $0.01 per share.

On February 8, 2012, 1,339 shares of Series 2010-A Convertible Preferred Stock was issued to Paul and Marian Tibbits for debt (850 shares at $100 per share for $85,000 principal of Notes #2 – 6), accrued interest on debt (253 shares at $100 per share for $25,300.90), accrued and unpaid preferred dividends (232 shares at $100 per share for dividends of $23,197), and accrued and unpaid interest on unpaid preferred dividends (4 shares at $100 per share for interest on unpaid dividends of $379).

A new warrant was issued to Warrant Strategies, Inc. on February 6, 2012.  On February 6, 2012, Amarillo Biosciences, Inc. issued 693,069 shares for debt at $0.0202 per share. The Base Share Price for this dilutive issuance was $0.0202 per share.  ABI sent a Dilutive Issuance Notice to Warrant Strategies, Inc. on February 6, 2012.  The notice was sent pursuant to the Series A Common Stock Purchase Warrant dated June 16, 2009, Section 3(b), “…the Exercise Price shall be reduced to equal the Base Share Price and the number of Warrant Shares issuable hereunder shall be increased such that the aggregate Exercise price issuable hereunder, after taking into account the decrease in the Exercise Price, shall be equal to the aggregate Exercise Price prior to such adjustment.

ABI issued a new Purchase Warrant dated February 6, 2012 reflecting the new Warrant Share amount of 2,217,817 shares and an adjusted Exercise Price of $0.0202 per share.  The new warrant was sent to Warrant Strategies, Inc. and return of the old warrant was requested.

On February 9, 2012, 50,000 shares of S-8 registered common stock were issued to Kimball Miller for payment of June 2011 consulting services.

On February 22, 2012, the Board of Directors appointed Stephen T. Chen, PhD as Chairman of the Board and Chief Executive Officer. Dr. Joseph Cummins will remain as President and became Chief Operating Officer. Dr. Chen has been a director of the company since February 1996.

On January 24, 2012, $10,000 was received from Steve Chen.  This was a short-term interest-free loan for operations. On February 23, 2012, $50,000 was received from Steve Chen.  This was an equity contribution to be used for operations. On February 27, 2012, $80,000 was received from Steve Chen.  This was an equity contribution to be used to repay previous loans. On February 28, 2012, $70,000 was disbursed by wire to Shen An Chou to repay short-term, interest-free loan of December 17, 2011. On February 28, 2012, $10,000 was disbursed by wire to Steve Chen to repay short-term, interest-free loan of January 24, 2012. On March 8, 2012, $20,000 was received from Steve Chen.  This was an equity contribution to be used for operations. On March 14, 2012, $20,000 was received from Steve Chen.  This was an equity contribution to be used for operations. On March 30, 2012, $12,000 was received from Steve Chen. This was an equity contribution to be used for operations. On April 4, 2012, $13,000 was received from Steve Chen. This was an equity contribution to be used for operations.