Form 10-K/A
period 2011-12-31
AMARILLO BIOSCIENCES INC
filed 2012-04-19
CIK 1014763

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K/A
(AMENDMENT NO.1)
(Mark One)
[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number 0-20791

AMARILLO BIOSCIENCES, INC. (Exact name of Registrant as specified in its charter)
Texas (State of other jurisdiction of incorporation or organization)	75-1974352 (I.R.S. Employer Identification No.)
4134 Business Park Drive, Amarillo, Texas (Address of principal executive offices)	79110-4225 (Zip Code)
Issuer’s telephone number, including area code:	(806) 376-1741

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, Par Value $.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ] Yes   [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ] Yes   [√] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  [√] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [√] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12(b)(2) of the Exchange Act).  [  ] Yes   [√] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,956,145 as of June 30, 2011

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 73,554,897 as of April 18, 2012

EXPLANATORY NOTE

This Amendment No. 1 to the annual report of Amarillo Biosciences, Inc. (the “Company”), amends the Company’s annual report for the year ended December 31, 2011 (the “Original Filing”), which was filed with the Securities and Exchange Commission (the “SEC”) on April 19, 2012, for the sole purpose of furnishing the Interactive Data File as Exhibit 101.

No other changes have been made to the Original Filing. This amended annual report continues to speak as of the filing date of the Original Filing, does not reflect events that may have occurred subsequent to the filing date of the Original Filing, and does not modify or update any related disclosures made in the Original Filing.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 19, 2012	AMARILLO BIOSCIENCES, INC.

	By:	/s/ Stephen T. Chen
Stephen T. Chen
Chairman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Stephen T. Chen	Chairman, Chief Executive Officer	April 19, 2012
Stephen T. Chen

/s/ Bernard Cohen	Vice President, Chief Financial Officer	April 19, 2012
Bernard Cohen