Form 10-Q
period 2012-03-31
AMARILLO BIOSCIENCES INC
filed 2012-05-15
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 11, 2012 there were 73,554,897 shares of the issuer's common stock and 3,262 shares of the issuer’s preferred stock outstanding.

AMARILLO BIOSCIENCES, INC.

 PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Balance Sheets

	March 31, 2012	December 31, 2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$22,522	$2,819
Prepaid expense and other current assets	4,967	6,588
Total current assets	27,489	9,407
Property, equipment and software, net	-	42
Patents, net	101,709	105,556
Total assets	$129,198	$115,005

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$825,769	$810,621
Accrued interest - related parties	870,505	841,294
Accrued expenses – related party	78,360	78,360
Derivative liabilities	71,944	114,659
Notes payable	-	70,000
Notes payable – related parties	2,382,000	2,285,000
Notes payable – convertible, net	-	18,533
Total current liabilities	4,228,578	4,218,467
Total liabilities	4,228,578	4,218,467

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares – 10,000,000
Issued and outstanding shares – 3,262 at March 31, 2012 and 1,700 at December 31, 2011	33	17
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 73,554,897 at March 31, 2012 and 71,559,789 at December 31, 2011	735,549	715,598
Additional paid-in capital	31,555,266	31,328,479
Accumulated deficit	(36,390,228)	(36,147,556)
Total stockholders' deficit	(4,099,380)	(4,103,462)
Total liabilities and stockholders’ deficit	$129,198	$115,005
See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
(Unaudited)

	Three months ended March 31,
	2012	2011
Revenues:
Product sales	$240	$2,720
Total revenues	240	2,720

Cost of revenues:
Product sales	96	1,431
Total cost of revenues	96	1,431
Gross margin	144	1,289

Operating expenses:
Research and development expenses	84,189	86,945
Selling, general and administrative expenses	73,998	111,224
Total operating expenses	158,187	198,169

Operating loss	(158,043)	(196,880)

Other income (expense):
Gain on debt conversion	15,220	-
Change in fair value of derivatives	(23,631)	(610)
Interest expense	(69,660)	(23,063)
Other income	-	300
Net loss	(236,114)	(220,253)

Preferred stock dividend	(6,558)	(4,206)
Net loss applicable to common shareholders	$(242,672)	$(224,459)

Basic and diluted net loss per average share available to common shareholders	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	72,802,438	61,172,113

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2012	2011

Net cash used in operating activities	$(112,297)	$(39,615)

Cash from investing activities:
Patent expenditures	-	(1,178)
Net cash used in investing activities	-	(1,178)

Cash from financing activities:
Proceeds from issuance of note payable related party	192,000	20,000
Payments on notes payable related party	(10,000)	-
Payments on notes payable	(70,000)	-
Proceeds from sale of convertible preferred stock	20,000	18,000
Net cash provided by financing activities	132,000	38,000

Net change in cash	19,703	(2,793)
Cash and cash equivalents at beginning of period	2,819	4,332
Cash and cash equivalents at end of period	$22,522	$1,539
Supplemental disclosure of cash flow information
Cash paid for interest	$27	$513
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Common stock issued for convertible debt	$74,091	$-
Preferred stock issued for notes payable
related party and interest	$110,300	$-
Preferred stock issued for accrued
dividends and interest	$23,578	$-
Reclassification of derivative liability to
permanent equity	$17,035	$-

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
(Unaudited)

1.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

3.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On March 31, 2012, a total of 89,813,366 shares of common stock were either outstanding (73,554,897) or reserved for issuance upon exercise of options and warrants or conversion of convertible preferred stock (16,258,469).  Common stock issuances in the first quarter of 2012 are as follows:

Common Stock Issued in Q1 2012	Shares	Issue Price	Net Price
Consultants plan – services	50,000	$0.035	$1,750
Conversion – debt	1,945,108	$0.0202-0.0207	$40,000
Total Common Stock Issued in Q1 2012	1,995,108	$0.0202 - 0.035	$41,750

No brokerage commissions were paid for the sale of common stock during the first quarter of 2012.

4.
Common Stock Options and Warrants.  On February 6, 2012, Amarillo Biosciences, Inc. issued 724,487 warrants as a result of having issued common shares for debt to Hope Capital at $0.0202 per share (and triggering the existing anti-dilution ratchet) on February 6, 2012. The Base Share Price for this dilutive issuance was $0.0202 per share.  ABI sent a Dilutive Issuance Notice to Warrant Strategies, Inc. on February 6, 2012.  The notice was sent pursuant to the Series A Common Stock Purchase Warrant dated June 16, 2009, Section 3(b), “…the Exercise Price shall be reduced to equal the Base Share Price and the number of Warrant Shares issuable hereunder shall be increased such that the aggregate Exercise price issuable hereunder, after taking into account the decrease in the Exercise Price, shall be equal to the aggregate Exercise Price prior to such adjustment.”

ABI issued a new Purchase Warrant dated February 6, 2012 reflecting the new Warrant Share amount of 2,217,817 shares and an adjusted Exercise Price of $0.0202 per share.  (The old Warrant Share amount was 1,493,330.  The new Warrant Shares, in the amount of 724,487, brought the new Warrant Share amount to 2,217,817.)  The new warrant was sent to Warrant Strategies, Inc. and return of the old warrant was requested.

The Black-Scholes option-pricing model was utilized with the following assumptions: dividend yield 0.0%, expected volatility 204.20% risk free interest rate 0.19%, and expected life of approximately 0.7753424 years.  The valuation for the remaining 2,217,817 warrants outstanding was $71,944 on March 31, 2012.  The derivative loss for the first three months of 2012 was $25,483.

A summary of the Company’s stock option activity and related information for the period ended March 31, 2012 is as follows:
	Options	Price Range
Outstanding December 31, 2011	3,641,792	$0.04-0.40
Granted	-	-
Cancelled/Expired	(100,000)	0.11
Exercised	-	-
Outstanding March 31, 2012	3,541,792	0.04-0.40
Exercisable March 31, 2012	3,541,792	0.04-0.40

A summary of the Company’s stock warrant activity and related information for the period ended March 31, 2012
	Warrants	Price Range
Outstanding December 31, 2011	8,730,190	$0.03-0.10
Granted	724,487	0.0202
Cancelled/Expired	-	-
Exercised	-	-
Outstanding March 31, 2012	9,454,677	0.0202-0.10
Exercisable March 31, 2012	9,454,677	0.0202-0.40

5.
Convertible Preferred Stock.  The shareholders have authorized 10,000,000 shares of preferred stock shares for issuance. The Board of directors authorized the issuance of up to 10,000 shares of Series 2010-A 10% Convertible Preferred Stock on July 29, 2010.  Each preferred share is convertible into 1,000 common shares ($100 stated value per share divided by $0.10).  Dividends are payable quarterly at 10% per annum in cash or stock at the option of the preferred stockholder.

Stock dividend payments are valued at the higher of $0.10 per share of common stock or the average of the two highest volume weighted average closing prices for the 5 consecutive trading days ending on the trading day that is immediately prior to the dividend payment date.

During the first quarter of 2012, a total of 223 shares of Series 2010-A 10% Convertible Preferred Stock were issued for cash, an additional 1,339 shares were issued (850 shares for debt, 257 shares for accrued interest on notes and unpaid preferred dividends, 232 for dividends). The preferred stock is convertible into restricted common stock.

The Company accrued $6,558 of dividends on preferred stock during the quarter.

6.
Notes Payable – Related Party.  Two $1,000,000 notes are payable under an unsecured loan agreement with Hayashibara Biochemical Laboratories, Inc. (“HBL”), a major stockholder, dated July 22, 1999.  Although we are currently in repayment default on the notes, HBL has not demanded payment.

On January 10, 2011 a promissory note for the $200,000 was executed with Paul Tibbits, a director, which includes interest at 10% per annum, with no stated maturity date, and no collateral. As of March 31, 2012 this note is still outstanding.

On February 8, 2012, the company had $85,000 in additional notes to Paul Tibbits. This $85,000 was paid to Mr. Tibbits with convertible preferred stock, 850 shares.

On January 23, 2012, Stephen Chen, ABI Director, wired $10,000 to ABI on a short-term non-interest-bearing loan for operations.  The agreement was verbal only and no note was executed.  Due to the short-term nature of the loan, no interest rate was assigned to the loan.  The loan was repaid in full on February 28, 2012.

Between February 23, 2012 and March 30, 2012, Stephen Chen, ABI CEO, wired the Company $182,000 in working capital loans to be used for operations.  The working capital loans are short term, without due dates, and carry no stated interest rates or any other terms.

The Company is currently investigating the possibility of structural changes.  The Company has received funds to support operations during the period of investigation under an interim agreement executed by the Company and the Yang Group of Taoyuan, Taiwan.  During this interim period while the final agreement is being negotiated, the funds discussed above are being advanced to Dr. Stephen Chen, ABI CEO.  Dr. Chen then advances the funds to the Company at his discretion.  The Agreement executed by the parties contemplates the execution of comprehensive transaction documents by the Company and one or more Yang Group affiliated entities, upon the completion of ongoing negotiations.  Additional amounts received by the Company under these arrangements are discussed in footnote 9, below.

7.
Note Payable - On December 16, 2011, Shen An Chou, wired $70,000 ($69,982 net of an $18 international wire fee) to ABI as a short-term non-interest-bearing loan for operations.  The agreement was verbal only and no note was executed.  Due to the short-term nature of the loan, no interest rate was assigned to the loan. The loan from Shen An Chou for $70,000 of December 16, 2011 was repaid in full on February 28, 2012.

On January 31, 2012, Hope Capital, Inc. exercised its right to convert debt into equity by sending a Notice of Conversion to ABI to convert $12,000 principal amount of the note dated May 24, 2011, into 579,710 shares of ABI Common Stock at $0.0207 per share.  The shares were issued in a timely manner in accordance with the covenants of the Note.  The Conversion Price used was the Variable Conversion Price as defined by the Note.  The principal balance of the note after the conversion was $28,000.

On February 3, 2012, Hope Capital, Inc. exercised its right to convert debt into equity by sending a Notice of Conversion to ABI to convert $14,000 principal amount of the note dated May 24, 2011, into 672,329 shares of ABI Common Stock at $0.0208 per share.  The shares were issued in a timely manner in accordance with the covenants of the Note.  The Conversion Price used was the Variable Conversion Price as defined by the Note.  The principal balance of the note after the conversion was $14,000.

On February 6, 2012, Hope Capital, Inc. exercised its right to convert debt into equity by sending a Notice of Conversion to ABI to convert $14,000 principal amount of the note dated May 24, 2011, into 693,069 shares of ABI Common Stock at $0.0202 per share.  The shares were issued in a timely manner in accordance with the covenants of the Note.  The Conversion Price used was the Variable Conversion Price as defined by the Note.  The principal balance of the note after the conversion was $0.00.

8.
Line of Credit.  We have a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent.  There was an outstanding balance on March 31, 2012 of $18,970 which is included in accounts payable and accrued expenses.

9.
Subsequent Events.  From April 4, 2012 to April 30, 2012, $79,829 has been received from Stephen Chen, ABI CEO, pursuant to the arrangements described in footnote 6. This is a working capital loan to be used for operations.  The working capital loan is short term, without a due date, and carries no stated interest rate or any other terms.

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

Company Goal – FDA Approval and Commercialization of Oral Interferon
Amarillo Biosciences, Inc. (OTCBB: AMAR), is a leader in the development of low-dose interferon for oral delivery and is conducting Phase 2 clinical studies testing oral interferon in animal and human diseases. We have changed our focus from Orphan Diseases (small markets) to treatment of diseases with large markets to attract large pharma partners.  Our funding strategy is to seek private placement and partner funding  to complete Phase 2 clinical studies for influenza,  chronic cough in COPD patients, and hepatitis C; then seek large pharma partners to fund and help with the regulatory approval process in the US and Europe.  We believe that our technology and the large, billion-dollar markets for these disease indications will attract global pharma partners sometime later this year or early next year.

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

Data from a Phase 2 clinical study at Texas Tech University shows that treatment with oral interferon leads to a rapid and significant reduction in the cough associated with idiopathic pulmonary fibrosis (IPF), resulting in improved quality of life.  Blinded, controlled studies in the US and Canada showed that oral interferon relieves chronic coughing in horses with COPD-like disease.  A proof-of-concept study of low-dose oral interferon as treatment of chronic cough was launched at Texas Tech University in September 2007. The intent was to conduct  a Phase 2, randomized, double-blind, placebo-controlled, parallel trial in which 40 eligible volunteers with IPF- or COPD-associated chronic cough would be randomly assigned to one of two groups in equal numbers to receive either oral interferon or placebo lozenges. Due to poor patient accrual, the study was closed in April 2012. Enrollment was insufficient for any meaningful results to be obtained from this study.

Hepatitis C
ABI’s licensee CytoPharm, Inc. funded a Phase 2 study of oral interferon treatment of hepatitis C virus-infected patients in Taiwan.  The study is exploring the ability of oral interferon to reduce virologic relapse in patients who have completed standard therapy with pegylated interferon plus Ribavirin.  Up to 50% of patients with certain genotypes of HCV relapse after receiving standard therapy, so reducing this relapse rate will represent a major breakthrough in the management of HCV. The study was completed at the end of 2011, and final results are expected to be available in Q2 2012. Enrollment was completed in 2010 with 169 total subjects.

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

As of February 1, 2012, HBL began operating under the name Hayashibara Company, Ltd. (HBC) as a wholly-owned subsidiary of Nagase Corporation. In correspondence received April 23, 2012, HBC informed ABI that it had decided to permanently halt production of IFNα.

In light of this decision, it appears likely that ABI’s agreement with HBC will be terminated or substantially modified. ABI is exploring potential alternate methods of supplying IFNα to its customers, including the possibility of gaining access to HBC’s existing inventory of IFNα as well as its reagents and technology related to production of IFNα.

ABI’s license and supply agreement with HBC with respect to ACM was not impacted by this decision regarding IFNα and remains in full force.

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

Equity Funding.  In the first quarter of 2012, the Company sold 100 unregistered shares of preferred stock for $100 per share, and 123 unregistered shares of preferred stock for $81.30 per share, convertible to common stock with a $0.10 conversion price.

Results of Operations for Quarters Ended March 31, 2012 and 2011:

Revenues.  During the quarter ended March 31, 2012, $240 from dietary supplement sales was generated compared to $1,320 for the quarter ended March 31, 2011, a decrease of $1,080 (82%).  During the quarter ended March 31, 2012, there were no ACM sales compared to $1,400 of ACM sales for the quarter ended March 31, 2011, a decrease of $1,400 (100%).

Research and Development Expenses. Research and development expenses of $84,189 were incurred for the quarter ended March 31, 2012, compared to $86,945 for the quarter ended March 31, 2011, a decrease of $2,756 (3%).  The amount was lower in 2012 than 2011 due to less R&D personnel costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $73,998 were incurred for the first quarter in 2012, compared to $111,224 for the first quarter of 2011, a decrease of $37,226 (33%).  This decrease was mostly due to lower legal fees and no option expense in the first quarter of 2012.

Change in Fair Value of Derivative Instruments.  Change in fair value of derivative instruments was realized as a $23,631 loss in the first quarter of 2012 compared to $610 loss in the first quarter of 2011.   Derivative liabilities increased in 2012 with the issuance of additional warrants to Warrant Strategies.

Other Income.  During the three-month period ended March 31, 2012, no interest income was generated compared to $300 interest income for the three-month period ended March 31, 2011. In the first quarter of 2012 a gain on debt redemption was posted relating to payment of the Asher notes.

Net Operating Loss.  In the three-month period ended March 31, 2012, the Company's net operating loss was $158,043 compared to a net operating loss for the three-month period ended March 31, 2011 of $196,880, a $38,837 (20%) reduction.  The operating loss was lower mostly because the $37,226 (33%) reduction in Selling, General and Administrative expenses.

Net Loss. In the three-month period ended March 31, 2012, the Company's net loss was $236,114 compared to a net loss for the three-month period ended March 31, 2011 of $220,253 a $15,861 (7%) increase.

Liquidity Needs:  On March 31, 2012, the Company had available $22,522 cash and had a working capital deficit (current assets less current liabilities) of $4,201,089.  Current liabilities include two $1 million notes, $870,505 of accrued interest and $78,360 of accrued expenses owed to Hayashibara Biochemical Laboratories, Inc. (HBL), and a $200,000 note, owed to Paul Tibbits. We have an additional amount of $182,000 loaned by a related party.  Accrued payroll and vacation expenses owed mostly to officers are $556,578.  Derivative liabilities from warrants with embedded variable features valued at $71,944 are also included in the working capital deficit.  That leaves approximately $269,191 of accounts payables and accrued expenses in the working capital deficit.

Assuming there is no decrease in current accounts payable, and accounting for various one–time expenses, the Company’s negative cash flow for operating activities plus patent filings, the Company’s cash burn rate is approximately $66,000 per month.  The Company's continued losses and lack of liquidity raise substantial doubt about whether the Company is able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain license and milestone fees, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2012 Plan.  The Company is currently pursuing potential investors for funding.  In addition, the Company is also pursuing potential pharmaceutical partners to provide upfront license fee payments and funding for clinical studies.  There can be no assurance that private placement funding or pharmaceutical partner funding will become available.

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

We rely on third parties for the supply, manufacture and distribution of our products.  Third parties manufacture and distribute all of our products. We do not currently have manufacturing facilities or personnel to independently manufacture our products. Currently, Marlyn Nutraceutical manufactures our nutraceutical products. Our licensed distributors located in the United States and internationally, distribute the products.  Except for any contractual rights and remedies that we may have with our manufacturer and our distributors, we have no control over the availability of our products, their quality or cost or the actual distribution of our products. If for any reason we are unable to obtain or retain third-party manufacturers and distributors on commercially acceptable terms, we may not be able to produce and distribute our products as planned.  If we encounter delays or difficulties with our contract manufacturer in producing or packaging our products or with our distributor in distributing our products, the production, distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply or distribution or abandon or sell product lines on unsatisfactory terms. We may not be able to enter into alternative supply, production or distribution arrangements on commercially acceptable terms, if at all. There can be no assurance that the manufacturer that we have engaged will be able to provide sufficient quantities of these products or that the products supplied will meet with our specifications or that our distributor will be able to distribute our products in accordance with our requirements.

We are dependent on funding from private placements of stock.  Our product revenue, sublicense fees and royalty income are negligible compared to expenses.  Our primary focus is to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect significant sales or royalty revenue in the near term as Phase 2 and Phase 3 clinical studies must be completed before a NDA (New Drug Application) may be submitted to the FDA.  We operate at a net loss and current liabilities exceed current assets by approximately $4,201,089.  The working capital deficit includes two $1 million notes, $870,505 of accrued interest and $78,360 of accrued expenses owed to Hayashibara Biochemical Laboratories, Inc. (HBL). To date, neither HBC nor its parent company Nagase has made demand on the outstanding amounts owing to the former HBL by the Company.  There exists risk that either HBC or Nagase could make demand in the foreseeable future.  At such time as demand is made, the risk exists that there would be impairment to the Company’s cash position.  At this time it is impossible to quantify or further qualify the risk potential of this debt. Additionally, a $200,000 note, owed to Paul Tibbits is included in the working capital deficit. We have an additional amount of $182,000 loaned by a related party. Accrued payroll and vacation expenses owed mostly to officers are $556,578.  Derivative liabilities from warrants with embedded variable features valued at $71,944 are also included in the working capital deficit.  That leaves approximately $269,191 of accounts payables and accrued expenses in the working capital deficit.

The Company is currently pursuing potential investors for funding.  In addition the Company is also pursuing potential pharmaceutical partners to provide upfront license fee payments and funding for clinical studies.  There can be no assurance that private placement funding or pharmaceutical partner funding will become available.

We are dependent on certain key existing and future personnel.  Our success will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Dr. Stephen Chen, Chief Executive Officer, Dr. Joseph M. Cummins, our President and Chief Operating Officer, Bernard Cohen, our Chief Financial Officer, and Martin J. Cummins, our Vice President of Clinical and Regulatory Affairs. The loss of the services of one or more of our key employees could have a material adverse effect on our operations. We do currently have employment agreements with our executive officers. We do not currently maintain key man life insurance on any of our key employees.  In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. We cannot assure that we will be able to successfully attract and retain key personnel.

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

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.  Our Independent Registered Public Accounting firm added an explanatory paragraph to their audit reports issued in connection with our financial statements for December 31, 2011 and 2010 which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $236,114 for the three months ended March 31, 2012 and a net loss of $220,253 for the three months ended March 31, 2011.  The operating loss for the three months ended March 31, 2012 was $158,043.  In addition, as of March 31, 2012 we had an accumulated deficit of $36,390,228. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are unable to generate profits and if we to continue to be unable to obtain financing to meet our working capital requirements, we will have to cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability.

Risk Relating to Our January 2008 Financing Arrangement.  There are 2,217,817 shares underlying our warrants related to our January 2008 financing arrangement that may be available for future sale and the sale of these shares may depress the market price of our common stock.  In addition the warrants have an anti-dilution ratchet feature that could cause the number of warrants to increase and the exercise price to decrease if we should have any non exempt stock, option or warrant issuances at less than the $0.0202 per share. As of March 31, 2012, we had 73,554,897 shares of common stock issued and outstanding plus 16,258,469 shares reserved for options and warrants or conversion of convertible preferred stock which includes the above January 2008 warrants.

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

Future sales of a significant number of shares of our common stock by existing stockholders may lower the price of our common stock, which could result in losses to our stockholders.  There were no restricted shares of our common stock issued during the three months ended March 31, 2012. The number of shares of restricted stock issued prior to September 1, 2011 that has been held for at least six months and hasn’t had the legends removed to become freely tradable under Rule 144 or 144(k) is not known.

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

ITEM 4.                      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2012. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There were no changes in internal controls over financial reporting during the first quarter of 2012.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In the first quarter of 2012, the Company sold 100 unregistered shares of preferred stock for $100 per share, and 123 unregistered shares of preferred stock for $81.30 per share, convertible to common stock with a $0.10 conversion price.

ITEM 3.	Defaults Upon Senior Securities.
None, other than set forth in Note 6 to Financial Statements, “Notes Payable”, under Part I, Item 1, above, regarding non-payment of the HBL Notes.

ITEM 4.	Submission of Matters to a Vote of Security Holders.
None

ITEM.5.	Other Information.
None

ITEM 6.	Exhibits.
None

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMARILLO BIOSCIENCES, INC.
Date: May 14, 2012	By: /s/ Stephen Chen Stephen Chen, Chairman of the Board, and Chief Executive Officer
Date: May 14, 2012	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer