Form 10-Q
period 2012-06-30
AMARILLO BIOSCIENCES INC
filed 2012-08-09
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 9, 2012 there were 73,554,897 shares of the issuer's common stock and 3,262 shares of the issuer’s preferred stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Balance Sheets

	June 30, 2012	December 31, 2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$3,680	$2,819
Prepaid expense and other current assets	16,444	6,588
Total current assets	20,124	9,407
Property, equipment and software, net	-	42
Patents, net	101,008	105,556
Total assets	$121,132	$115,005

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$572,830	$810,621
Accrued interest - related parties	885,924	841,294
Accrued expenses – related party	78,360	78,360
Derivative liabilities	25,659	114,659
Notes payable	-	70,000
Notes payable – related parties	2,516,205	2,285,000
Notes payable – convertible, net	-	18,533
Total current liabilities	4,078,978	4,218,467
Total liabilities	4,078,978	4,218,467

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares – 10,000,000
Issued and outstanding shares – 3,262 at June 30, 2012 and 1,700 at December 31, 2011	33	17
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 73,554,897 at June 30, 2012 and 71,559,789 at December 31, 2011	735,549	715,598
Additional paid-in capital	31,833,525	31,328,479
Accumulated deficit	(36,526,953)	(36,147,556)
Total stockholders' deficit	(3,957,846)	(4,103,462)
Total liabilities and stockholders’ deficit	$121,132	$115,005
See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenues:
Product sales	$240	$4,835	$480	$7,555
Total revenues	240	4,835	480	7,555
Cost of revenues:
Product sales	96	2,588	192	4,019
Total cost of revenues	96	2,588	192	4,019
Gross Margin	144	2,247	288	3,536

Operating expenses:
Research and development expenses	88,750	93,284	172,939	180,229
Selling, general and administrative expenses	56,790	200,496	130,788	311,720
Total operating expenses	145,540	293,780	303,727	491,949

Operating loss	(145,396)	(291,533)	(303,439)	(488,413)

Other income (expense)
Gain on debt conversion	-	-	15,220	-
Change in fair value of derivatives	46,285	1,442	22,654	832
Interest expense	(29,516)	(38,362)	(99,176)	(61,425)
Other income	-	150	-	450
Net loss	(128,627)	(328,303)	(364,741)	(548,556)
Preferred stock dividend	(8,098)	(4,250)	(14,656)	(8,456)
Net loss applicable to common shareholders	$(136,725)	$(332,553)	$(379,397)	$(557,012)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	73,554,897	61,336,919	73,178,668	61,254,971

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2012	2011

Net cash used in operating activities	$(262,158)	$(178,728)

Cash from investing activities:
Patent expenditures	(3,186)	(1,208)
Net cash used in investing activities	(3,186)	(1,208)

Cash from financing activities:
Proceeds from notes payable-convertible net	-	103,000
Proceeds from issuance of note payable related party	326,205	60,000
Payments on notes payable related party	(10,000)	-
Payments on notes payable	(70,000)	-
Proceeds from sale of convertible preferred stock	20,000	18,000
Net cash provided by financing activities	266,205	181,000

Net change in cash	861	1,064
Cash and cash equivalents at beginning of period	2,819	4,332
Cash and cash equivalents at end of period	$3,680	$5,396
Supplemental disclosure of cash flow information
Cash paid for interest	$2,820	$571
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Common stock issued for convertible debt	$74,091	$-
Preferred stock issued for notes payable related party and interest	$110,300	$-
Preferred stock issued for accrued dividends and interest	$23,578	$-
Reclassification of derivative liability to permanent equity	$17,035	$-
Forgiveness of accrued salaries	$278,259	$-
Discount of convertible notes payable	$-	$103,000

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
(Unaudited)

1.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

3.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On June 30, 2012, a total of 88,508,066 shares of common stock were either outstanding (73,554,897) or reserved for issuance upon exercise of options and warrants or conversion of convertible preferred stock (14,953,169).  Common stock issuances in the first quarter of 2012 are as follows:

Common Stock Issued in Q1 2012	Shares	Issue Price	Net Price
Consultants plan – services	50,000	$0.035	$1,750
Conversion – debt	1,945,108	$0.0202-0.0207	$40,000
Total Common Stock Issued in Q1 2012	1,995,108	$0.0202 - 0.035	$41,750

Common Stock Issued in Q2 2012	Shares	Issue Price	Net Price
No Common Stock Issued	-	$-	$-
Total Common Stock Issued in Q2 2012	-	$-	$-

No brokerage commissions were paid for the sale of common stock during the first or second quarter of 2012.

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

The Black-Scholes option pricing model was utilized to value the Warrant Strategies warrants for the quarter ended June 30, 2012 under the following assumptions:  dividend yield 0.0%, expected volatility 219.73%, risk free interest rate 0.21%, and expected life of approximately 0.5260274 years.  The valuation for the remaining 2,217.817 warrants outstanding on June 30, 2012, was $25,659.  The derivative gain for the second three months of 2012 was $46,285 making the net derivative gain of $20,802 for the first six months of 2012.

A summary of the Company’s stock warrant activity and related information for the period ended June 30, 2012 is as follows:
	Warrants	Price Range
Outstanding December 31, 2011	8,730,190	$0.03-0.10
Granted	724,487	0.0202
Cancelled/Expired	(1,105,300)	0.10
Exercised	-	-
Outstanding June 30, 2012	8,349,377	$0.0202-0.10
Exercisable June 30, 2012	8,349,377	$0.0202-0.10

A summary of the Company’s stock option activity and related information for the period ended June 30, 2012 is as follows:
	Options	Price Range
Outstanding December 31, 2011	3,641,792	$0.04-0.40
Granted	-	-
Cancelled/Expired	(300,000)	0.065-0.125
Exercised	-	-
Outstanding June 30, 2012	3,341,792	$0.04-0.40
Exercisable June 30, 2012	3,341,792	$0.04-0.40

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

During the first quarter of 2012, a total of 223 shares of Series 2010-A 10% Convertible Preferred Stock were issued for cash, an additional 1,339 shares were issued (850 shares for debt ($85,000), 257 shares for accrued interest on notes and unpaid preferred dividends ($25,300 and $379, respectively,) 232 for dividends($23,199)). The preferred stock is convertible into restricted common stock.

There was no Series 2010-A 10% Convertible Preferred Stock issued in the second quarter of 2012.

The Company accrued $6,558 of dividends on preferred stock during the first quarter and $8,098 during the second quarter of 2012.

6.
Notes Payable – Related Party.  Two $1,000,000 notes are payable under an unsecured loan agreement with Hayashibara Biochemical Laboratories, Inc. (“HBL”), a major stockholder, dated July 22, 1999.  Although the Company is currently in repayment default on the notes, HBL has not demanded payment.

On January 10, 2011 a promissory note for the $200,000 was executed with Paul Tibbits, a director, which includes interest at 10% per annum, with no stated maturity date, and no collateral. As of June 30, 2012 this note is still outstanding.

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

Stephen Chen, ABI CEO, wired the Company money for working capital loans to be used for operations; $182,000 in the first quarter 2012 and $134,205 in the second quarter 2012.  The working capital loans are short term, without due dates, and carry no stated interest rates or any other terms.

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

8.
Line of Credit.  We have a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent.  There was an outstanding balance on June 30, 2012 of $19,726 which is included in accounts payable and accrued expenses.

9.
Related Party Transactions.  Amendment #4 to the employment contract of Joseph M. Cummins (Employee) was entered into on May 19, 2012 by Employee and ABI (Employer).  The amendment provides for the change in annual salary of Employee from $175,000 to $5,000 per month ($60,000 annually).  Additionally, Employee releases Employer from any liability for payment of back salary or benefits (of any form) in the amount of $278,259.  The Amendment further states that term of the contract shall be through November 30, 2012.  Commencing December 1, 2012 through November 30, 2014, the Employee will become a consultant for the monthly sum of $5,000.  The Amendment was effective as of May 15, 2012 and was executed by Dr. Stephen T Chen, PhD, Chairman and CEO and Joseph M. Cummins, DVM, PhD, President and COO.

10.
Subsequent Events.  From July 3, 2012 to July 23, 2012, $48,440 has been received from Stephen Chen, ABI CEO, pursuant to the arrangements described in footnote 6. This is a working capital loan to be used for operations.  The working capital loan is short term, without a due date, and carries no stated interest rate or any other terms.

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

Company Goal – FDA Approval and Commercialization of Oral Interferon
Amarillo Biosciences, Inc. (OTCBB: AMAR), is a leader in the development of low-dose interferon for oral delivery and is conducting Phase 2 clinical studies testing oral interferon in animal and human diseases. We have changed our focus from Orphan Diseases (small markets) to treatment of diseases with large markets to attract large pharma partners.  Our funding strategy is to seek private placement and partner funding  to complete Phase 2 clinical studies for influenza  and hepatitis C; then seek large pharma partners to fund and help with the regulatory approval process in the US and Europe.  We believe that our technology and the large, billion-dollar markets for these disease indications will attract global pharma partners sometime later this year or early next year.

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

Hepatitis C
ABI’s licensee CytoPharm, Inc. funded a Phase 2 study of oral interferon treatment of hepatitis C virus-infected patients in Taiwan.  The study explored the ability of oral interferon to reduce virologic relapse in patients who have completed standard therapy with pegylated interferon plus Ribavirin.  Up to 50% of patients with certain genotypes of HCV relapse after receiving standard therapy, so reducing this relapse rate will represent a major breakthrough in the management of HCV. The study was completed at the end of 2011, and final results are expected to be available in Q3 2012. Enrollment was completed in 2010 with 169 total subjects.

Preliminary study results were provided to ABI by CytoPharm in Q2, 2012. While the primary endpoint was not achieved, results did suggest that subjects with mild liver fibrosis, as suggested by low FibroIndex scores at study entry, had a reduce rate of relapse (12%) when treated once daily with oral IFN, compared to subjects in the placebo group (32%).

It was noted that 60% of the study subjects had a low platelet count (thrombocytopenia) at baseline, likely due to the high-dose injectable interferon-alpha treatment they received immediately prior to study entry. Interestingly, it was observed that subjects treated once per day with oral IFN had nearly twice the rate of platelet count normalization (81%), compared to subjects given placebo (42%), P = 0.005. Follow-up studies are being planned, both to confirm this effect prospectively in a larger group of HCV patients and to explore whether oral interferon is effective in other cases of treatment-induced thrombocytopenia, such as cancer.

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

As of February 1, 2012, HBL began operating under the name Hayashibara Company, Ltd. (HBC) as a wholly-owned subsidiary of Nagase Corporation. In correspondence received April 23, 2012, HBC informed ABI that it had decided to permanently halt production of IFNα. Subsequently, ABI has been informed that HBC is preparing a letter of notification that ABI’s agreement with HBC will be terminated. ABI’s license and supplyagreement with HBC with respect to ACM was not impacted by this decision regarding IFNα and remains in full force.

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

Equity Funding.  In the first quarter of 2012, the Company sold 100 unregistered shares of preferred stock for $100 per share, and 123 unregistered shares of preferred stock for $81.30 per share, convertible to common stock with a $0.10 conversion price.   No stock was sold in the second quarter of 2012.

Results of Operations for Quarters Ended June 30, 2012 and 2011:

Revenues.  During the quarter ended June 30, 2012, $240 from dietary supplement sales was generated compared to $1,085 for the quarter ended June 30, 2011, a decrease of $845 (78%).  During the quarter ended June 30, 2012, no ACM sales were generated compared to $3,750 for the quarter ended June 30, 2011, a decrease of $3,750 (100%).

Research and Development Expenses. Research and development expenses of $88,750 were incurred for the quarter ended June 30, 2012, compared to $93,284 for the quarter ended June 30, 2011, a decrease of $4,534 (5%).  The decrease was mostly because consultants and personnel costs were lower in the second quarter of 2012.  The oral warts in HIV+ patients and influenza studies were mostly completed in 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $56,790 were incurred for the second quarter in 2012, compared to $200,496 for the second quarter of 2011, a decrease of $143,706 (72%).  Most of this decrease was due to lower legal and professional expense in the second quarter of 2012.

Changes in Fair Value of Derivative Instruments.  Changes in fair value of derivative instruments was realized as a $46,285 gain in the second quarter of 2012 compared to $1,442 gain in the second quarter of 2011. Derivative liabilities decreased $89,000 from December 31, 2011 to June 30, 2012 mostly because our stock price declined from $0.06 on June 30, 2011 to $0.02 on June 30, 2012.

Operating Loss.  In the three-month period ended June 30, 2012, the Company's operating loss was $145,396 compared to an operating loss for the three-month period ended June, 2011 of $291,533, a decrease of $146,137 (50%).  The operating loss was lower mostly because of increased costs of 2011 associated with the convertible notes payable.

Other Income.  During the three-month period ended June 30, 2012, no interest or miscellaneous  income was generated as compared to $150 interest and miscellaneous  income for the three-month period ended June 30, 2011. Interest expense for the period was $29,516 as compared to $38,362 for the previous year, a decrease of $8,846.

Net Loss. In the three-month period ended June 30, 2012, the Company's net loss was $128,627 compared to net loss of $328,303 for the three-month period ended June 30, 2011, a $199,676 (61%) reduction in net loss.  The derivative gain was a significant contributor to the reduction in net loss for the period.

Results of Operations for the Six Months Ended June 30, 2012 and June 30, 2011.

Revenues.  During the six months ended June 30, 2012, $480 from dietary supplement sales were generated compared to $2,405 of dietary supplement sales for the six months ended June 30, 2011, a decrease of $1,925 (80%).  No ACM sales were made in 2012, compared to $5,150 in 2011, which contributed to the decrease in revenue for 2012 against 2011.

Research and Development Expenses. Research and development expenses of $172,939 were incurred for the six month period ended June 30, 2012, compared to $180,229 for the six month period ended June 30, 2011, a decrease of $7,290 (4%).  Research and development costs were lower the first six months of 2012 primarily due to decreased personnel costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $130,788 were incurred for the six-month period ended June 30, 2012, compared to $311,720 for the six-month period ended June 30, 2011, a decrease of $180,932 (58%) due to decreased personnel costs and legal expenses.

Change in fair value of Derivative Instruments.  Change in fair value of derivative instruments was a $22,654 gain for the six-month period ended June 30, 2012 compared to a $832 gain in the six-month period ended June 30, 2011.  Derivative liabilities decreased $136,293 from June 30, 2011 to June 30, 2012 mostly because of the liability associated with the Asher Notes and our stock price declined from $0.06 on June 30, 2011 to $0.02 on June 30, 2012.

Operating Loss.  In the six-month period ended June 30, 2012, the Company's operating loss was $303,439 compared to an operating loss for the six-month period ended June 30, 2011 of $488,413, a $184,974 (38%) reduction.  Overall expense reduction was the main contributory factor in the operating loss decrease in 2012 versus 2011.

Interest and Other Income.   During the six-month period ended June 30, 2012, there was no interest or other income generated compared to $450 in the six-month period ended June 30, 2011.

Net Loss.  In the six-month period ended June 30, 2012, net loss was $364,741 compared to net loss for the six-month period ended June 30, 2011 of $548,556, a decrease in net loss of $ 183,815(34%).  The decrease in net loss in 2012 as compared to 2011 was due mainly to expense control and reduction in 2012.

Liquidity Needs:  On June 30, 2012, the Company had available $3,680 cash and had a working capital deficit (current assets less current liabilities) of $4,058,854.  Current liabilities include two $1 million notes, $885,924 of accrued interest and $78,360 of accrued expenses owed to Hayashibara Biochemical Laboratories, Inc. (HBL), and a $200,000 note, owed to Paul Tibbits. We have an additional amount of $316,205 loaned by a related party.  Accrued payroll and vacation expenses owed mostly to officers are $292,723.  Derivative liabilities from warrants with embedded variable features valued at $25,659 are also included in the working capital deficit.  That leaves approximately $280,107 of accounts payable and accrued expenses in the working capital deficit.

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

We are dependent on funding from private placements of stock.  Our product revenue, sublicense fees and royalty income are negligible compared to expenses.  Our primary focus is to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect significant sales or royalty revenue in the near term as Phase 2 and Phase 3 clinical studies must be completed before a NDA (New Drug Application) may be submitted to the FDA.  We operate at a net loss and current liabilities exceed current assets by approximately $4,058,854.  The working capital deficit includes two $1 million notes, $885,924 of accrued interest and $78,360 of accrued expenses owed to Hayashibara Biochemical Laboratories, Inc. (HBL). To date, neither HBC nor its parent company Nagase has made demand on the outstanding amounts owing to the former HBL by the Company.  There exists risk that either HBC or Nagase could make demand in the foreseeable future.  At such time as demand is made, the risk exists that there would be impairment to the Company’s cash position.  At this time it is impossible to quantify or further qualify the risk potential of this debt. Additionally, a $200,000 note, owed to Paul Tibbits is included in the working capital deficit. We have an additional amount of $316,205 loaned by a related party. Accrued payroll and vacation expenses owed mostly to officers are $292,723.  Derivative liabilities from warrants with embedded variable features valued at $25,659 are also included in the working capital deficit.  That leaves approximately $280,107 of accounts payables and accrued expenses in the working capital deficit.

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

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.  Our Independent Registered Public Accounting firm added an explanatory paragraph to their audit reports issued in connection with our financial statements for December 31, 2011 and 2010 which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $364,741for the six months ended June 30, 2012 and a net loss of $548,556 for the six months ended June 30, 2011.  The operating loss for the six months ended June 30, 2012 was $303,439.  In addition, as of June 30, 2012 we had an accumulated deficit of $36,526,953. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are unable to generate profits and if we to continue to be unable to obtain financing to meet our working capital requirements, we will have to cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability.

Risk Relating to Our January 2008 Financing Arrangement.  There are 2,217,817 shares underlying our warrants related to our January 2008 financing arrangement that may be available for future sale and the sale of these shares may depress the market price of our common stock.  In addition the warrants have an anti-dilution ratchet feature that could cause the number of warrants to increase and the exercise price to decrease if we should have any non exempt stock, option or warrant issuances at less than the $0.0202 per share. As of June 30, 2012, we had 73,554,897 shares of common stock issued and outstanding plus 14,953,169 shares reserved for options and warrants or conversion of convertible preferred stock which includes the above January 2008 warrants.

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

Future sales of a significant number of shares of our common stock by existing stockholders may lower the price of our common stock, which could result in losses to our stockholders.  There were no restricted shares of our common stock issued during the six months ended June 30, 2012. The number of shares of restricted stock issued prior to September 1, 2011 that has been held for at least six months and hasn’t had the legends removed to become freely tradable under Rule 144 or 144(k) is not known.

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

ITEM 4.                      Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2012. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There were no changes in internal controls over financial reporting during the period ending June 30, 2012.

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

AMARILLO BIOSCIENCES, INC.
Date: August 9, 2012	By: /s/ Stephen T. Chen
Stephen T. Chen, Chairman of the Board, and Chief Executive Officer
Date: August 9, 2012	By: /s/ Bernard Cohen
Bernard Cohen, Vice President, Chief Financial Officer