Form 10-Q
period 2012-09-30
AMARILLO BIOSCIENCES INC
filed 2012-11-13
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 31, 2012 there were 73,554,897 shares of the issuer's common stock and 3,262 shares of the issuer’s preferred stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Balance Sheets

	September 30, 2012	December 31, 2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$302	$2,819
Prepaid expense and other current assets	14,858	6,588
Total current assets	15,160	9,407
Property, equipment and software, net	-	42
Patents, net	97,998	105,556
Total assets	$113,158	$115,005

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$574,616	$810,621
Accrued interest - related parties	926,753	841,294
Accrued expenses – related party	78,360	78,360
Derivative liabilities	10,563	114,659
Notes payable	-	70,000
Notes payable – related parties	2,635,584	2,285,000
Notes payable – convertible, net	-	18,533
Total current liabilities	4,225,876	4,218,467
Total liabilities	4,225,876	4,218,467

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares – 10,000,000
Issued and outstanding shares – 3,262 at September 30, 2012 and 1,700 at December 31, 2011	33	17
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 73,554,897 at September 30, 2012 and 71,559,789 at December 31, 2011	735,549	715,598
Additional paid-in capital	31,833,525	31,328,479
Accumulated deficit	(36,681,825)	(36,147,556)
Total stockholders' deficit	(4,112,718)	(4,103,462)
Total liabilities and stockholders’ deficit	$113,158	$115,005
See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenues:
Product sales	$50	$480	$530	$8,035
Sublicense fees	-	50,000	-	50,000
Total revenues	50	50,480	530	58,035
Cost of revenues:
Product sales	20	192	212	4,211
Total cost of revenues	20	192	212	4,211
Gross Margin	30	50,288	318	53,824

Operating expenses:
Research and development expenses	70,809	88,093	243,748	268,322
Selling, general and administrative expenses	60,826	426,465	191,614	738,185
Total operating expenses	131,635	514,558	435,362	1,006,507

Operating loss	(131,605)	(464,270)	(435,044)	(952,683)

Other income (expense)
Gain on debt conversion	-	-	15,220	-
Change in fair value of derivatives	15,096	(9,954)	37,750	(9,122)
Interest expense	(30,266)	(60,583)	(129,442)	(122,008)
Other income	-	-	-	450
Net loss	(146,775)	(534,807)	(511,516)	(1,083,363)
Preferred stock dividend	(8,097)	(4,250)	(22,753)	(12,706)
Net loss applicable to common shareholders	$(154,872)	$(539,057)	$(534,269)	$(1,096,069)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding – basic and diluted	73,554,897	67,086,692	73,304,993	63,220,240

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2012	2011

Net cash used in operating activities	$(384,027)	$(199,737)

Cash from investing activities:
Patent expenditures	(4,074)	(2,448)
Net cash used in investing activities	(4,074)	(2,448)

Cash from financing activities:
Proceeds from notes payable-convertible net	-	103,000
Proceeds from issuance of note payable related party	445,584	70,000
Payments on notes payable related party	(10,000)	-
Payments on notes payable	(70,000)	-
Proceeds from sale of convertible preferred stock	20,000	18,000
Proceeds from sale of common stock	-	8,000
Net cash provided by financing activities	385,584	199,000

Net change in cash	(2,517)	(3,185)
Cash and cash equivalents at beginning of period	2,819	4,332
Cash and cash equivalents at end of period	$302	$1,147
Supplemental disclosure of cash flow information
Cash paid for interest	$4,654	$1,128
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Common stock issued for convertible debt	$74,091	$-
Preferred stock issued for notes payable related party and accrued interest	$110,300	$-
Preferred stock issued for accrued dividends and interest	$23,578	$-
Reclassification of derivative liability to permanent equity	$17,035	$-
Forgiveness of accrued salaries	$278,259	$-
Discount of convertible notes payable	$-	$103,000

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
(Unaudited)

1.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

The Company continues to pursue a broad range of financing alternatives to improve its financial condition. These alternatives may include the sale or issuance of a substantial amount of common stock, common stock warrants, options or convertible preferred stock. These financing alternatives could require an increase in the number of authorized shares of the Company’s common stock and result in significant dilution to existing shareholders and, possibly, a change of control of the Company.

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

3.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On September 30, 2012, a total of 86,791,006 shares of common stock were either outstanding (73,554,897) or reserved for issuance upon exercise of options and warrants or conversion of convertible preferred stock (13,236,109).  Common stock issuances in the first, second and third quarters of 2012 are as follows:

Common Stock Issued in Q1 2012	Shares	Issue Price	Net Price
Consultants plan – services	50,000	$0.035	$1,750
Conversion – debt	1,945,108	$0.0202-0.0207	$40,000
Total Common Stock Issued in Q1 2012	1,995,108	$0.0202 - 0.035	$41,750

Common Stock Issued in Q2 2012	Shares	Issue Price	Net Price
No Common Stock Issued	-	$-	$-
Total Common Stock Issued in Q2 2012	-	$-	$-

Common Stock Issued in Q3 2012	Shares	Issue Price	Net Price
No Common Stock Issued	-	$-	$-
Total Common Stock Issued in Q3 2012	-	$-	$-

No brokerage commissions were paid for the sale of common stock during the first, second, or third quarters of 2012.

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

The Black-Scholes option pricing model was utilized to value the Warrant Strategies warrants for the quarter ended September 30, 2012 under the following assumptions:  dividend yield 0.0%, expected volatility 231.51%, risk free interest rate 0.14%, and expected life of approximately 0.2739726 years.  The valuation for the remaining 2,217,817 warrants outstanding on September 30, 2012, was $10,563.  The derivative gain for the third three months of 2012 was $15,096 making the net derivative gain of $35,899 for the first nine months of 2012.

A summary of the Company’s stock warrant activity and related information for the period ended September 30, 2012 is as follows:
	Warrants	Price Range
Outstanding December 31, 2011	8,730,190	$0.03-0.10
Granted	724,487	0.0202
Cancelled/Expired	(2,212,360)	0.10
Exercised	-	-
Outstanding September 30, 2012	7,242,317	$0.0202-0.10
Exercisable September 30, 2012	7,242,317	$0.0202-0.10

A summary of the Company’s stock option activity and related information for the period ended September 30, 2012 is as follows:
	Options	Price Range
Outstanding December 31, 2011	3,641,792	$0.04-0.40
Granted	-	-
Cancelled/Expired	(910,000)	0.065-0.40
Exercised	-	-
Outstanding September 30, 2012	2,731,792	$0.04-0.125
Exercisable September 30, 2012	2,731,792	$0.04-0.125

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

During the first quarter of 2012, a total of 223 shares of Series 2010-A 10% Convertible Preferred Stock were issued for cash, an additional 1,339 shares were issued (850 shares for debt ($85,000), 257 shares for accrued interest on notes and unpaid preferred dividends ($25,300 and $379, respectively,) and 232 for dividends($23,199)). The preferred stock is convertible into restricted common stock.

There was no Series 2010-A 10% Convertible Preferred Stock issued in the second or third quarters of 2012.

The Company accrued $6,558 of dividends on preferred stock during the first quarter, $8,098 during the second quarter and $8,097 during the third quarter of 2012.

6.
Notes Payable – Related Party.  Two $1,000,000 notes are payable under an unsecured loan agreement with Hayashibara Biochemical Laboratories, Inc. (“HBL”), a major stockholder, dated July 22, 1999.  Although the Company is currently in repayment default on the notes, HBL has not demanded payment.

On January 10, 2011 a promissory note for the $200,000 was executed with Paul Tibbits, a director, which includes interest at 10% per annum, with no stated maturity date, and no collateral. As of September 30, 2012 this note is still outstanding.

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

Stephen Chen, ABI CEO, wired the Company money for working capital loans to be used for operations; $182,000 in the first quarter, $134,205 in the second quarter and $119,379 in the third quarter 2012.  The working capital loans are short term, without due dates, and carry no stated interest rates or any other terms.

The Company is currently investigating the possibility of structural changes.  The Company has received funds to support operations during the period of investigation under an interim agreement executed by the Company and the Yang Group of Taoyuan, Taiwan.  During this interim period while the final agreement is being negotiated, the funds discussed above are being advanced to Dr. Stephen Chen, ABI CEO.  Dr. Chen then advances the funds to the Company at his discretion.  The Agreement executed by the parties contemplates the execution of comprehensive transaction documents by the Company and one or more Yang Group affiliated entities, upon the completion of ongoing negotiations.  Additional amounts received by the Company under these arrangements are discussed in footnote 10, below.

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

8.
Line of Credit.  We have a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent.  There was an outstanding balance on September 30, 2012 of $19,120 which is included in accounts payable and accrued expenses.

9.
Related Party Transactions.  Amendment #4 to the employment contract of Joseph M. Cummins (Employee) was entered into on May 19, 2012 by Employee and ABI (Employer).  The amendment provides for the change in annual salary of Employee from $175,000 per year to $5,000 per month ($60,000 annually).  Additionally, Employee releases Employer from any liability for payment of back salary or benefits (of any form) in the amount of $278,259.  The Amendment further states that term of the contract shall be through November 30, 2012.  Commencing December 1, 2012 through November 30, 2014, the Employee will become a consultant for the monthly sum of $5,000.  The Amendment was effective as of May 15, 2012 and was executed by Dr. Stephen T Chen, PhD, Chairman and CEO and Joseph M. Cummins, DVM, PhD, President and COO.

10.
Subsequent Events.  From October 1, 2012 to November 7, 2012, $54,693 has been received from Stephen Chen, ABI CEO, pursuant to the arrangements described in footnote 6. This is a working capital loan to be used for operations.  The working capital loan is short term, without a due date, and carries no stated interest rate or any other terms.

Due to receipt of the Notice of Termination from Hayashibara Company, Inc., termination of our agreement with HBL, it became official that ABI could no longer obtain Hayashibara IFNα and; therefore, could not supply the HBL IFN to companies whose contracts (with ABI) are dependent on HBL IFN. As a result of this termination the Company will likely terminate their agreements with Bumimedic (Malaysia) Sdn. Bhd., CytoPharm, Inc., Intas Pharmaceuticals, Ltd., Cadila Healthcare.

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

Company Goal – FDA Approval and Commercialization of Oral Interferon
Amarillo Biosciences, Inc. (OTCBB: AMAR), is a leader in the development of low-dose interferon for oral delivery in the treatment of animal and human diseases. We have changed our focus from Orphan Diseases (small markets) to treatment of diseases with large markets to attract large pharma partners.  Our funding strategy is to seek private placement and partner funding to complete Phase 2 clinical studies; then seek large pharma partners to fund and help with the regulatory approval process in the US and Europe.

Intellectual Property
Our portfolio consists of patents with claims that encompass method of use or treatment with interferon and composition of matter and manufacturing.  We currently own or license four patents related to low-dose orally delivered interferon, and one issued patent on our dietary supplement.  We have completed more than 100 pre-clinical (animal) and human studies of the safety and efficacy of low-dose orally delivered interferon.

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

In January 2011, CytoPharm, Inc., ABI’s licensee for Taiwan and China, launched an influenza treatment study in Taiwan. Up to 60 patients being treated with Tamiflu for influenza A infection of less than 48 hours duration may be randomly assigned to co-treatment with oral IFN or placebo. The aim of the study is to examine whether the combination of oral IFN and Tamiflu is superior to Taimflu alone in the treatment of influenza illness. Results are expected by the end of 2012.

Hepatitis C
ABI’s licensee CytoPharm, Inc. funded a Phase 2 study of oral interferon treatment of hepatitis C virus-infected patients in Taiwan.  The study explored the ability of oral interferon to reduce virologic relapse in patients who have completed standard therapy with pegylated interferon plus Ribavirin.  Up to 50% of patients with certain genotypes of HCV relapse after receiving standard therapy, so reducing this relapse rate will represent a major breakthrough in the management of HCV. The study was completed at the end of 2011, and final results are expected to be available by the end of 2012. Enrollment was completed in 2010 with 169 total subjects.

Preliminary study results were provided to ABI by CytoPharm in Q2, 2012. While the primary endpoint was not achieved, results did suggest that subjects with mild liver fibrosis, as suggested by low FibroIndex scores at study entry, had a reduced rate of relapse (12%) when treated once daily with oral IFN, compared to subjects in the placebo group (32%).

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

As of February 1, 2012, HBL began operating under the name Hayashibara Company, Ltd. (HBC) as a wholly-owned subsidiary of Nagase Corporation. In correspondence received April 23, 2012, HBC informed ABI that it had decided to permanently halt production of IFNα. Subsequently, ABI was informed that HBC was preparing a letter of notification that ABI’s agreement with HBC will be terminated. On September 23, 2012, the expected letter of notification was received, indicating an effective termination date of December 22, 2012.

Strategic Alliance with Bumimedic
In January 2006, a license and distribution agreement was executed with Bumimedic (Malaysia) Sdn. Bhd, a Malaysian pharmaceutical company that is a part of the Antah HealthCare Group, to market our low-dose interferon (natural human IFN) in Malaysia. Bumimedic was to have sought registration for our natural human IFN and to have commenced marketing the product after approval. The terms of the agreement called for Bumimedic to manufacture lozenges from bulk natural human IFN (supplied by Hayashibara Biochemical Laboratories); package the lozenges and distribute them to local hospitals, pharmacies and clinics in Malaysia. Pursuant to the agreement, the Company was to have received a series of payments, in three stages: upon formal execution of the distribution agreement, upon regulatory approval, and upon production. The Company was to have received a royalty on the sale of the natural human IFN. Given the termination notice received from HBC, it is likely that the agreement with Bumimedic will be terminated as the Company can no longer supply Bumimedic with natural human IFN produced by Hayashibara.

Strategic Alliance with CytoPharm
In November 2006, the Company entered into a License and Supply Agreement with CytoPharm, Inc., a Taipei, Taiwan-based biopharmaceutical company whose parent company is Vita Genomics, Inc., the largest biotech company in Taiwan, specializing in pharmacogenomics and is a specialty Clinical Research Organization. Under the terms of the Agreement, CytoPharm and its subsidiary were to conduct all clinical trials, and seek to obtain regulatory approvals in both China and Taiwan (the “Territory”) to launch our low dose oral interferon in the Territory for influenza and hepatitis B (“HBV”) and hepatitis C (“HCV”) indications.  According to the Agreement, CytoPharm was to make payments to the Company upon reaching certain milestones and was to have paid royalties on low dose oral interferon sales in the Territory. Given the termination notice received from HBC, the Company will most likely issue a notice of termination to CytoPharm by November 30, 2012 since the Company can no longer supply CytoPharm with natural human IFN produced by Hayashibara.

Strategic Alliance with Intas Pharmaceuticals
On January 7, 2010, the Company entered into a License and Supply Agreement with Intas Pharmaceuticals Ltd., an India-based pharmaceutical company with three decades of experience in the healthcare industry and a global presence in 42 countries worldwide. Under the terms of the agreement, Intas was to pay the Company a royalty on net sales in India and Nepal after marketing approval was obtained. Given the termination notice received from HBC, it is likely that the agreement with Intas will be terminated as the Company can no longer supply Intas with natural human IFN produced by Hayashibara.

Strategic Alliance with Cadila Healthcare
On October 18, 2010, the Company entered into a License and Supply Agreement with Cadila Healthcare of Amedabad, India.  The Company was to supply anhydrous crystalline maltose (ACM) to Cadila for sale as an active ingredient in nutraceutical and healthcare products for human consumption to relieve dry mouth in India and Nepal. However, increases imposed by HBL both with respect to price and minimum purchase quantity made it impossible for ABI to profitably supply ACM to Cadila. On July 18, 2012, the Company received a notice of termination from Cadila, citing ABI’s failure to supply ACM. The termination became effective as of August 17, 2012.

Equity Funding.  In the first quarter of 2012, the Company sold 100 unregistered shares of preferred stock for $100 per share, and 123 unregistered shares of preferred stock for $81.30 per share, convertible to common stock with a $0.10 conversion price.   No stock was sold in the second or third quarters of 2012.

Results of Operations for Quarters Ended September 30, 2012 and 2011:

Revenues.  During the quarter ended September 30, 2012, $50 from dietary supplement sales was generated compared to $480 for the quarter ended September 30, 2011, a decrease of $430 (90%).  During the quarters ended September 30, 2012 and 2011, no ACM sales were generated.  There have been no sublicense fees in 2012, while a $50,000 sublicense fee was received in 2011.

Research and Development Expenses. Research and development expenses of $70,809 were incurred for the quarter ended September 30, 2012, compared to $88,093 for the quarter ended September 30, 2011, a decrease of $17,284 (20%).  The decrease was mostly because consultants and personnel costs were lower in the third quarter of 2012.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $60,826 were incurred for the third quarter in 2012, compared to $426,465 for the third quarter of 2011, a decrease of $365,639 (86%).  Most of this decrease was due to lower professional expense and public/investor relations expenses in the third quarter of 2012.

Changes in Fair Value of Derivative Instruments.  Changes in fair value of derivative instruments was realized as a $15,096 gain in the third quarter of 2012 compared to $9,954 loss in the third quarter of 2011. Derivative liabilities decreased $161,343 from September 30, 2011 to September 30 30, 2012 mostly because of the liability associated with the Asher notes and our stock price declined from $0.053 on September 30, 2011 to $0.013 on September 30, 2012.

Operating Loss.  In the three-month period ended September 30, 2012, the Company's operating loss was $131,605 compared to an operating loss for the three-month period ended September, 2011 of $464,270, a decrease of $332,665 (72%).  The operating loss was lower mostly because of increased costs of 2011 associated with the convertible notes payable, as well as reduction in operating expense in 2012.

Other Income.  During the three-month periods ended September 30, 2012 and 2011, no interest or miscellaneous income was generated. Interest expense for the period was $30,266 as compared to $60,583 for the previous year, a decrease of $30,317.

Net Loss. In the three-month period ended September 30, 2012, the Company's net loss was $146,775 compared to net loss of $534,807 for the three-month period ended September 30, 2011, a $388,032 (73%) reduction in net loss.  The derivative gain was a significant contributor to the reduction in net loss for the period, as well as operating expense reductions.

Results of Operations for the Nine Months Ended September 30, 2012 and September 30, 2011.

Revenues.  During the nine months ended September 30, 2011, $8,035 from dietary supplement sales were generated compared to $530 of dietary supplement sales for the nine months ended September 30, 2012, a decrease of $7,505 (93%).  No ACM sales were made in 2012 or 2011. There have been no sublicense fees in 2012, while a $50,000 sublicense fee was received in 2011.

Research and Development Expenses. Research and development expenses of $243,748 were incurred for the nine month period ended September 30, 2012, compared to $268,322 for the nine month period ended September 30, 2011, a decrease of $24,574 (9%).  Research and development costs were lower the first nine months of 2012 primarily due to decreased personnel and consulting costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $191,614 were incurred for the nine-month period ended September 30, 2012, compared to $738,185 for the nine-month period ended September 30, 2011, a decrease of $546,571 (74%) due to decreased personnel costs, legal expenses and public-investor relations expenses.

Change in fair value of Derivative Instruments.  Change in fair value of derivative instruments was a $37,750 gain for the nine-month period ended September 30, 2012 compared to a $9,122 loss in the nine-month period ended September 30, 2011.  Derivative liabilities decreased $161,343 from September 30, 2011 to September 30, 2012 mostly because of the liability associated with the Asher notes and our stock price declined from $0.053 on September 30, 2011 to $0.013 on September 30, 2012.

Operating Loss.  In the nine-month period ended September 30, 2012, the Company's operating loss was $435,044 compared to an operating loss for the nine-month period ended September 30, 2011 of $952,683, a $517,639 (54%) reduction.  Overall expense reduction was the main contributory factor in the operating loss decrease in 2012 versus 2011.

Interest and Other Income.   During the nine-month period ended September 30, 2012 and September 30, 2011, there was no interest or other income generated.

Net Loss.  In the nine-month period ended September 30, 2012, net loss was $511,516 compared to net loss for the nine-month period ended September 30, 2011 of $1,083,363, a decrease in net loss of $571,847(53%).  The decrease in net loss in 2012 as compared to 2011 was due mainly to expense control and reduction in 2012.

Liquidity Needs:  On September 30, 2012, the Company had available $302 cash and had a working capital deficit (current assets less current liabilities) of $4,210,716.  Current liabilities include two $1 million notes, $908,609 of accrued interest and $78,360 of accrued expenses owed to Hayashibara Biochemical Laboratories, Inc. (HBL), and a $200,000 note, owed to Paul Tibbits. We have an additional amount of $435,584 loaned by a related party.  Accrued payroll and vacation expenses owed mostly to officers are $317,787.  Derivative liabilities from warrants with embedded variable features valued at $10,563 are also included in the working capital deficit. That leaves approximately $259,813 of accounts payable and accrued expenses in the working capital deficit.

Assuming there is no decrease in current accounts payable, and accounting for various one–time expenses, the Company’s negative cash flow for operating activities plus patent filings, the Company’s cash burn rate is approximately $55,000 per month.  The Company's continued losses and lack of liquidity raise substantial doubt about whether the Company is able to continue as a going concern for a reasonable period of time. The Company's ability to continue as a going concern is dependent upon several factors including, but not limited to, the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis, obtain license and milestone fees, obtain additional financing and continue to obtain supplies and services from its vendors. The Company will need to raise additional funds in order to fully execute its 2012 Plan.  The Company is currently pursuing potential investors for funding.  In addition, the Company is also pursuing potential pharmaceutical partners to provide upfront license fee payments and funding for clinical studies.  There can be no assurance that private placement funding or pharmaceutical partner funding will become available.

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

We are dependent on funding from private placements of stock.  Our product revenue, sublicense fees and royalty income are negligible compared to expenses.  Our primary focus is to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect significant sales or royalty revenue in the near term as Phase 2 and Phase 3 clinical studies must be completed before a NDA (New Drug Application) may be submitted to the FDA.  We operate at a net loss and current liabilities exceed current assets by approximately $4,210,716.  The working capital deficit includes two $1 million notes, $908,609 of accrued interest and $78,360 of accrued expenses owed to Hayashibara Biochemical Laboratories, Inc. (HBL). To date, neither HBC nor its parent company Nagase has made demand on the outstanding amounts owing to the former HBL by the Company.  There exists risk that either HBC or Nagase could make demand in the foreseeable future.  At such time as demand is made, the risk exists that there would be impairment to the Company’s cash position.  At this time it is impossible to quantify or further qualify the risk potential of this debt. Additionally, a $200,000 note, owed to Paul Tibbits is included in the working capital deficit. We have an additional amount of $435,584 loaned by a related party. Accrued payroll and vacation expenses owed mostly to officers are $317,787.  Derivative liabilities from warrants with embedded variable features valued at $10,563 are also included in the working capital deficit.  That leaves approximately $259,813 of accounts payables and accrued expenses in the working capital deficit.

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

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.  Our Independent Registered Public Accounting firm added an explanatory paragraph to their audit reports issued in connection with our financial statements for December 31, 2011 and 2010 which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern. We incurred a net loss of $511,516 for the nine months ended September 30, 2012 and a net loss of $1,083,363 for the nine months ended September 30, 2011.  The operating loss for the nine months ended September 30, 2012 was $435,044. In addition, as of September 30, 2012 we had an accumulated deficit of $36,681,825. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are unable to generate profits and if we to continue to be unable to obtain financing to meet our working capital requirements, we will have to cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability.

Risk Relating to Our January 2008 Financing Arrangement.  There are 2,217,817 shares underlying our warrants related to our January 2008 financing arrangement that may be available for future sale and the sale of these shares may depress the market price of our common stock.  In addition the warrants have an anti-dilution ratchet feature that could cause the number of warrants to increase and the exercise price to decrease if we should have any non exempt stock, option or warrant issuances at less than the $0.0202 per share. As of September 30, 2012, we had 73,554,897 shares of common stock issued and outstanding plus 13,236,109 shares reserved for options and warrants or conversion of convertible preferred stock which includes the above January 2008 warrants.

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

Future sales of a significant number of shares of our common stock by existing stockholders may lower the price of our common stock, which could result in losses to our stockholders.  There were no restricted shares of our common stock issued during the nine months ended September 30, 2012. The number of shares of restricted stock issued prior to September 1, 2011 that has been held for at least nine months and hasn’t had the legends removed to become freely tradable under Rule 144 or 144(k) is not known.

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

ITEM 4.                  Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2012. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There were no changes in internal controls over financial reporting during the period ending September 30, 2012.

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

AMARILLO BIOSCIENCES, INC.
Date: November 9, 2012	By: /s/ Stephen T. Chen
Stephen T. Chen, Chairman of the Board, and Chief Executive Officer
Date: November 9, 2012	By: /s/ Bernard Cohen
Bernard Cohen, Vice President, Chief Financial Officer