Form 10-K
period 2012-12-31
AMARILLO BIOSCIENCES INC
filed 2013-04-01
CIK 1014763

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)
[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the Fiscal Year Ended December 31, 2012

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] Commission File Number 0-20791
AMARILLO BIOSCIENCES, INC. (Exact name of Registrant as specified in its charter)
	Texas (State of other jurisdiction of incorporation or organization)	75-1974352 (I.R.S. Employer Identification No.)
	4134 Business Park Drive, Amarillo, Texas (Address of principal executive offices)	79110-4225 (Zip Code)
	Issuer’s telephone number, including area code:	(806) 376-1741
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

As of December 31, 2012, there were outstanding 73,554,897 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant and 3,262 shares of the issuer’s preferred stock. As of that date, the aggregate market value of 54,199,299 shares of common stock held by non-affiliates of the registrant (based on the closing price of $0.0155 for the common stock on the OTC BB.AMAR December 31, 2012) was approximately $890,650. Shares of common stock held by officers, directors and each shareholder owning ten percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares of the Registrant’s common stock outstanding as of March 28, 2013 was 73,554,897.

PART I

The following contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in “Management’s 2013 Plan of Operations” as well as those discussed elsewhere in this Form 10-K. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

ITEM 1.	BUSINESS.

General

We are a Texas corporation formed in 1984 that is engaged in developing biologics for the treatment of human and animal diseases. Our current focus is research aimed at the treatment of human disease indications, particularly influenza, using natural human interferon alpha that is administered in a proprietary low dose oral form.

We currently own or license five issued patents related to the low-dose oral delivery of interferon and we own one issued patent on our dietary supplement, Maxisal®.  We have completed more than 100 pre-clinical (animal) and human studies on the safety and efficacy of low-dose orally administered interferon.  Our funding strategy is to seek private placement and pharma partner funding to complete Phase 2 clinical studies and then to find large pharma partners to fund Phase 3 clinical studies and assist with the regulatory approval process in the United States and Europe.

Technology

Injectable interferon is FDA-approved to treat some neoplastic, viral and autoimmune diseases.  Many patients experience moderate to severe side effects, causing them to discontinue injectable interferon therapy. Our main product is a natural human interferon alpha that is delivered into the oral cavity as a lozenge in low (nanogram) doses. The lozenge dissolves in the mouth where interferon binds to surface (mucosal) cells in the mouth and throat, resulting in stimulation of immune mechanisms.  Orally delivered interferon has been shown to activate hundreds of immune system genes in the peripheral blood.  Human studies have shown that oral interferon is safe and effective against viral and autoimmune diseases. Oral interferon is given in concentrations 10,000 times less than that usually given by injection. The Company’s low dose formulation results in almost no side effects, in contrast to high dose injectable interferon, which causes adverse effects in at least 50% of recipients.

The Company has a dietary supplement product, Maxisal® that is useful in the symptomatic relief of dry mouth. AMAR is in negotiation with distributors in the US and overseas that have expressed an interest in marketing Maxisal®.

Governmental or FDA approval is required for our principal product.  Our progress toward approval is discussed under each specific indication, below.

Influenza

Influenza, commonly referred to as “the flu,” is an infectious disease caused by RNA viruses of the family Orthomyxoviridae, which affects birds and mammals. The most common symptoms of the disease are chills, fever, sore throat, muscle pains, severe headache, coughing, weakness/fatigue and general discomfort. Influenza spreads around the world in seasonal epidemics, resulting in the deaths of between 250,000 and 500,000 people every year, and up to millions in some pandemic years. On average 41,400 people died each year in the United States between 1979 and 2001 from influenza. Two publications in the April 2009 issue of the Journal of Virology report that interferon placed in the nose of guinea pigs or ferrets significantly suppresses replication of influenza virus.  These publications reinforce the Company’s view that low-dose interferon is protective against influenza.

Further support of the efficacy of oral interferon against influenza was generated by The University of Western Australia in a Phase 2 clinical trial with 200 healthy volunteers during the 2009 winter cold/flu season in Australia.  Among those study participants who were confirmed to have a respiratory infection, 76.2% of the placebo group reported moderate to severe cold and flu symptoms, compared to only 23.8% of the participants in the interferon-alpha group (p<0.01). This finding indicates that, while it did not reduce the infection rate, daily use of interferon-alpha lozenges did significantly reduce the frequency of moderate to severe viral respiratory illness. Full study results have been accepted for publication in an upcoming issue of the journal, Influenza and Other Respiratory Viruses.

In January 2011, an influenza treatment study was launched in Taiwan with the target of enrolling up to 60 patients being treated with Tamiflu for influenza A infection of less than 48 hours’ duration. Half of the enrolled flu patients will be randomly assigned to co-treatment with oral IFN or placebo. The aim of the study is to examine whether the combination of oral IFN and Tamiflu is superior to Tamiflu alone in the treatment of influenza illness. Results are expected in the first half of 2013.

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

 Data from a Phase 2 clinical study at Texas Tech University showed that treatment with oral interferon led to a rapid and significant reduction in the cough associated with idiopathic pulmonary fibrosis (IPF), resulting in improved quality of life.  Blinded, controlled studies in the US and Canada showed that oral interferon relieves chronic coughing in horses with COPD-like disease.  A proof-of-concept study of low-dose oral interferon as treatment of chronic cough was launched at Texas Tech University in September 2007. The intent was to conduct  a Phase 2, randomized, double-blind, placebo-controlled, parallel trial in which 40 eligible volunteers with IPF- or COPD-associated chronic cough would be randomly assigned to one of two groups in equal numbers to receive either oral interferon or placebo lozenges. Due to poor patient accrual, the study was closed in April 2012. Enrollment was insufficient for any meaningful results to be obtained from this study, and the Company has no current plans to conduct further research in this area.

Hepatitis C

Hepatitis C is an infectious disease affecting primarily the liver, caused by the hepatitis C virus (HCV). The infection is often asymptomatic, but chronic infection can lead to scarring of the liver and ultimately to cirrhosis. In some cases, those with cirrhosis will go on to develop liver failure, liver cancer or life-threatening esophageal and gastric varices. HCV is spread primarily by blood-to-blood contact associated with intravenous drug use, poorly sterilized medical equipment and transfusions. An estimated 130–170 million people worldwide are infected with hepatitis C.

 A Phase 2 study of oral interferon treatment of hepatitis C virus-infected patients was completed in Taiwan in late 2011.  The study explored the ability of oral interferon to reduce virologic relapse in patients who have completed standard therapy with pegylated interferon plus Ribavirin.  Up to 50% of patients with certain genotypes of HCV relapse after receiving standard therapy, so reducing this relapse rate would have represented a major breakthrough in the management of HCV. The results of the study indicate that, although the primary endpoint was not achieved, subjects with mild liver fibrosis, as suggested by low FibroIndex scores at study entry, had a reduced rate of relapse (12%) when treated once daily with oral interferon-alpha lozenges, compared to subjects in the placebo group (32%).

It was noted that 60% of the study subjects had a low platelet count (thrombocytopenia) at baseline. This was likely due to the high-dose injectable interferon-alpha treatment they received immediately prior to study entry. Interestingly, it was observed that subjects treated once per day with orally administered interferon-alpha had nearly twice the rate of platelet count normalization (81%) as subjects given placebo (42%), which was statistically significant at P=0.005. Follow-up studies are being planned, both to confirm this effect prospectively in a larger group of HCV patients and to explore whether oral interferon is effective in other cases of treatment-induced thrombocytopenia, such as cancer.

Strategic Alliance with HBL

Hayashibara Biochemical Laboratories, Inc. (“HBL”) was established in 1970 to engage in research and development as a subsidiary of Hayashibara Company, Ltd.  In 1987, HBL successfully accomplished the mass production of human cells in an animal host by producing human cells in hamsters. This made it possible to economically produce a natural form of human interferon alpha and other biologics. HBL also developed technology relating to the production of interferon alpha-containing lozenges by which the stability of the interferon alpha can be maintained at room temperature. We believe that the use of such lozenges gives us advantages over competitive technologies in terms of cost, taste and ease of handling.

On March 13, 1992, we entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the “Development Agreement”). As of February 1, 2012, HBL began operating under the name Hayashibara Company, Ltd. (HBC) as a wholly-owned subsidiary of Nagase Corporation. In correspondence received April 23, 2012, HBC informed us that they had decided to permanently halt production of interferon. Subsequently, ABI was informed that HBC was preparing a letter of notification that the Development Agreement would be terminated. On September 23, 2012, the expected notification letter was received, and the Development Agreement was officially terminated as of December 22, 2012.

Among other things, the Development Agreement provided us with a source of natural human interferon alpha for use in the Company’s interferon alpha-containing products. Termination of the Development Agreement leaves the Company without a current source of interferon with which to conduct clinical trials. The Company is exploring its options and is talking with alternate suppliers of interferon.

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

Strategic Alliance with CytoPharm

 In November 2006, the Company entered into a License and Supply Agreement with CytoPharm, Inc., a Taipei, Taiwan-based bio-pharmaceutical company whose parent company is Vita Genomics, Inc., the largest biotech company in Taiwan, which specializes in pharmacogenomics and acts a specialty Clinical Research Organization. Under the terms of the Agreement, CytoPharm and its subsidiary were to conduct all clinical trials, and seek to obtain regulatory approvals in both China and Taiwan (the “Territory”) to launch our low dose oral interferon in the Territory for influenza and hepatitis B (“HBV”) and hepatitis C (“HCV”) indications.  According to the Agreement, CytoPharm was to make payments to the Company upon reaching certain milestones and was to have paid royalties on low dose oral interferon sales in the Territory. Given the termination notice received from HBC, the Company issued a notice of termination to CytoPharm dated by December 10, 2012 since the Company can no longer supply CytoPharm with natural human IFN produced by Hayashibara.

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

Patents and Proprietary Rights

Since inception, the Company has worked to build an extensive patent portfolio for low-dose orally administered interferon. This portfolio consists of patents with claims that encompass method of use or treatment, composition of matter and manufacturing. As listed below, we presently own or license six issued patents, including one patent on our dietary supplement.

Patents with Method of Treatment Claims for Interferon Alpha

1. “TREATMENT OF BACTERIAL INFECTION WITH ORAL INTERFERON-ALPHA” as described and claimed in U.S. Patent No. 5,817,307 issued October 1998, Licensed. Expiration: October 2015.

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

We incurred no costs to comply with environment regulations in 2012.

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

In general, before any ethical pharmaceutical product can be marketed in the United States, the process typically required by the FDA:

•	preclinical laboratory and animal tests;
•	submission of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;
•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;
•	pre-approval inspection of manufacturing facilities and selected clinical investigators;
•	Submission of a New Drug Application (NDA) to the FDA; and
•	FDA approval of an NDA, or of an NDA supplement (for subsequent indications or other modifications, including a change in location of the manufacturing facility).

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

The data from the clinical trials, together with preclinical data and other supporting information that establishes a drug candidate’s safety, are submitted to the FDA in the form of a new drug application, or NDA, or NDA supplement (for approval of a new indication if the product candidate is already approved for another indication). Under applicable laws and FDA regulations, each NDA submitted for FDA approval is usually given an internal administrative review within 45 to 60 days following submission of the NDA. If deemed complete, the FDA will

“file” the NDA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. The FDA has established internal substantive review goals of six months for priority NDAs (for drugs addressing serious or life threatening conditions for which there is an unmet medical need) and ten months for regular NDAs. The FDA, however, is not legally required to complete its review within these periods, and these performance goals may change over time. Moreover, the outcome of the review, even if generally favorable, is not typically an actual approval, but an “action letter” that describes additional work that must be done before the NDA can be approved. The FDA’s review of a NDA may involve review and recommendations by an independent FDA advisory committee. The FDA may deny approval of an NDA or an NDA supplement if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal Phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA or NDA supplement does not satisfy the criteria for approval.

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

Research and Development

During the years ended December 31, 2012 and 2011, the Company incurred research and development expenses of $199,599 and $281,107 respectively. Research and development is expected to remain a significant component of the Company’s business. The Company has arranged for others, at their cost, to perform clinical research and intends to continue to do so while utilizing its staff for monitoring such research.

Employees

The Company has 4 full-time employees based in Amarillo, Texas. Of these employees, 3 are executive officers and 1 works in administrative and research and development capacities. Consultants in business and research development are also engaged as needed.

ITEM 2.                      DESCRIPTION OF PROPERTY.

Our executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot facility rented by us. The lease expires on June 30, 2013 and our monthly rent is $1,045 per month. We believe that the facilities are well maintained and generally suitable and adequate for our current and projected operating needs.

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

Common Stock

The Company is presently traded on the OTC Bulletin Board under the symbol AMAR.  Our common stock is presently considered a “penny stock” and is subject to such market rules. The range of high and low bids as quoted on the OTC Bulletin Board for each quarter of 2012 and 2011 was as follows:

	2012		2011
Quarter	High	Low	High	Low
First	$0.0499	$0.033	$0.1199	$0.0618
Second	0.045	0.018	0.0935	0.055
Third	0.0269	0.010	0.09	0.042
Fourth	0.029	0.0131	0.0749	0.0291

The quotations reflect inter-dealer bids without retail markup, markdown, or commission, and may not represent actual transactions. As of December 31, 2012, the Company had approximately 1,940 shareholders of record.

The Company has 100,000,000 shares of voting common shares authorized for issuance.  The shareholders approved an increase in authorized shares from 50,000,000 to 100,000,000 in 2007. On December 31, 2012, the Company had 85,312,006 shares of common stock outstanding or reserved for issuance upon exercise of options and warrants.  The Company issued common stock in 2012 and 2011 as follows:

Common Stock Issued in 2012	Shares	Issue Price	Net Price
Directors, officers, consultants plan– services	50,000	$0.035	$1,750
Debt conversion – cashless	1,945,108	0.0202-0.0208	74,091
Total Common Stock Issued in 2012	1,995,108	$0.0202-0.035	$75,841

Common Stock Issued in 2011	Shares	Issue Price	Net Price
Private placements – cash	2,666,667	$0.03	$80,000
Directors, officers, consultants plan – cash	136,923	0.05-0.06	8,000
Directors, officers, consultants plan– services	7,358,975	0.046-0.09	422,411
Debt conversion – cashless	250,000	0.04	14,750
Total Common Stock Issued in 2011	10,412,565	$0.03-0.09	$525,161

During the years ended December 31, 2012 and December 31, 2011, there were no finder’s fees paid related to private placements of stock.

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

During the first quarter of 2012, a total of 223 shares of Series 2010-A 10% Convertible Preferred Stock were issued for cash, an additional 1,339 shares were issued (850 shares for debt ($85,000), 257 shares for accrued interest on notes and unpaid preferred dividends ($25,300 and $379, respectively)), and 232 for dividends($23,199). The preferred stock is convertible into restricted common stock.

There was no Series 2010-A 10% Convertible Preferred Stock issued in the second, third, or fourth quarters of 2012.

The Company accrued $6,558 of dividends on preferred stock during the first quarter, $8,098 during the second quarter, $8,097 during the third quarter, and $8,098 during the fourth quarter of 2012.

Stock Options and Warrants

During 2012, no options or warrants were issued to consultants, advisors, directors, employees, or investors. Consequently, there were no related expenses.

During 2011, 100,000 options were issued to consultants, and we recognized $7,280 of expense related to these options and 2,231,792 existing options for employees were cancelled and reissued changing the exercise price and expiration date, we recognized $29,766 of expense related to these options.

Directors, officers and consultants did not exercise any options in 2012 or 2011 via an incentive program.  See “Stock Option and Warrant Exercise Incentive” below for more details about 2012 stock option and warrant exercises.

A summary of the Company's stock option activity and related information for the years ended December 31, 2012 and 2011 is as follows:
	2012		2011
	Options	Price	Options	Price
Outstanding Beg. Of Year	3,641,792	$0.04-0.40	4,686,737	$0.04-0.87
Granted	-	-	2,331,792	0.05-0.075
Cancelled/Expired	(1,789,000)	0.05-0.40	(3,376,737)	0.065-0.87
Exercised	-	-	-	-
Outstanding End of Year	1,852,792	0.04-0.125	3,641,792	0.04-0.40
Exercisable End of Year	1,852,792	0.04-0.125	3,641,792	0.04-0.40

Options reserved for the director, employee and consultant stock option plan but not issued (16,950,000) are not included in the table above. This stock may be utilized for other purposes if not used for the plans. The weighted-average remaining contractual life of the options is 3.24 years.

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

On November 5, 2011, Amarillo Biosciences, Inc. sold 2,666,667 private placement shares at $0.03 per share along with 1,000,000 warrants exercisable at $0.03 per share.  The Base Share Price for this dilutive issuance was $0.03 per share.  ABI sent a Dilutive Issuance Notice to Warrant Strategies, Inc. on November 7, 2011.  The notice was sent pursuant to the Series A Common Stock Purchase Warrant dated June 16, 2009, Section 3(b), “…the Exercise Price shall be reduced to equal the Base Share Price and the number of Warrant Shares issuable hereunder shall be increased such that the aggregate Exercise price issuable hereunder, after taking into account the decrease in the Exercise Price, shall be equal to the aggregate Exercise Price prior to such adjustment.” ABI issued a new Purchase Warrant dated November 7, 2011 reflecting the new Warrant Share amount of 1,493,330 shares (447,999 original warrants plus the additional 1,045,331 warrants) and an adjusted Exercise Price of $0.03 per share.  The new warrant was sent to Warrant Strategies, Inc. and return of the old warrant was requested.

On February 6, 2012, Amarillo Biosciences, Inc. issued 724,487 warrants as a result of having issued 693,069 shares for debt to Hope Capital at $0.0202 per share The Base Share Price for this dilutive issuance was $0.0202 per share.  ABI sent a Dilutive Issuance Notice to Warrant Strategies, Inc. on February 6, 2012.  The notice was sent pursuant to the Series A Common Stock Purchase Warrant dated June 16, 2009, Section 3(b), “…the Exercise Price shall be reduced to equal the Base Share Price and the number of Warrant Shares issuable hereunder shall be increased such that the aggregate Exercise price issuable hereunder, after taking into account the decrease in the Exercise Price, shall be equal to the aggregate Exercise Price prior to such adjustment.”

ABI issued a new Purchase Warrant dated February 6, 2012 reflecting the new Warrant Share amount of 2,217,817 shares (724,487 additional warrants plus the 1,493,330 existing warrants) and an adjusted Exercise Price of $0.0202 per share.  The new warrant was sent to Warrant Strategies, Inc. and return of the old warrant was requested.

During 2010, 2,137,000 warrants were issued together with private placement sales of 2,137,000 shares of stock.  The total purchase price for private placement stock and warrants was recognized as the cost to purchase the stock. During 2011, 3,332,831 warrants were issued together with private placement sales of 2,666,667 shares of stock, with convertible debt agreements, and dilutive issuance issued to Warrant Strategies.  During 2012, there were no private placement sales of common stock and no warrants issued.

No warrants were exercised in 2012, 2011 or 2010.

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2012 and 2011 is as follows:

	2012		2011
	Warrants	Price Range	Warrants	Price Range
Outstanding Beg. of Year	8,730,190	$0.03-0.10	8,457,359	$0.10-0.20
Granted	724,487	0.0202	3,332,831	0.03-0.04
Cancelled/Expired	(2,812,360)	(0.10)	(3,060,000)	(0.20)
Exercised	-	-	-	-
Outstanding End of Year	6,642,317	$0.0202-0.10	8,730,190	$0.03-0.10
Exercisable End of Year	6,642,317	$0.0202-0.10	8,730,190	$0.03-0.10

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2012 is 0.77 years.

The Black-Scholes option pricing model was utilized to value the Warrant Strategies warrants for the year ended December 31, 2012 under the following assumptions:  dividend yield 0.0%, expected volatility 234.76%, risk free interest rate 0.14%, and expected life of approximately 0.02 years.  The valuation for the remaining 2,217,817 warrants outstanding on December 31, 2012, was $4,217.  The derivative gain for the fourth quarter of 2012 was $6,346 making the net derivative gain of $44,096 for 2012. Subsequent to the balance sheet date of December 31, 2012, the Warrant Strategies, Inc. warrants expired worthless at the close of business on January 8, 2013.

Notes Payable

Related Party

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

In 2010, the Company entered into a verbal agreement with Paul Tibbits, a Director, to purchase 12,000,000 warrants held by him for $200,000. The agreement included interest at 0.43% per annum, with no stated maturity date, and no collateral. A promissory note in the amount of $200,000 to Paul Tibbits was executed on January 10, 2011. This note was in default at year end and now accrues interest at the default rate of 10% per annum. The note was still outstanding as of December 31, 2012.

On February 8, 2012, the Company had $85,000 in additional notes to Paul Tibbits. This $85,000 was paid to Mr. Tibbits with 850 shares of the Company’s 10% Convertible Preferred Stock. Also on February 8, 2012, the Company paid $48,878 to Mr. Tibbits for outstanding interest on Notes Payable and for interest due on unpaid dividends. This amount was paid with 489 shares of the Company’s 10% Convertible Preferred Stock. The total conveyance of preferred shares on February 8, 2012, was 1,339.  From February 9, 2012 through December 31, 2012, the Company accrued the following amounts: Dividends on Preferred Stock - $30,851; interest on unpaid dividends - $2,940; and interest on the $200,000 Note Payable - $18,000. All of these accruals were associated with amounts owed Mr. Tibbits.

On January 23, 2012, Stephen Chen, ABI Director, wired $10,000 to ABI on a short-term non-interest-bearing loan for operations.  The agreement was verbal only and no note was executed.  Due to the short-term nature of the loan, no interest rate was assigned to the loan.  The loan was repaid in full on February 28, 2012.

Stephen Chen, ABI CEO, wired the Company money for working capital loans to be used for operations; $182,000 in the first quarter, $134,206 in the second quarter, $119,379 in the third quarter and $112,373 in the fourth quarter of 2012.  The working capital loans are short term, without due dates, and carry no stated interest rates or any other terms. The total cash received through Dr. Chen for 2012 was $547,958.

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

Subsequent to the balance sheet date of December 31, 2012, $198,335 have been received through March 24, 2013. These funds were received as explained in the preceding paragraph.

Non-Related Party

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

We have a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent.  There was an outstanding balance on December 31, 2012 of $18,934 which is included in accounts payable and accrued expenses.

Joseph M. Cummins retired on November 30, 2012, and became a consultant to the Company on December 1, 2012.  He was given a two-year contract at a monthly fee of $5,000.  The contract expires November, 30, 2014.

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

Overview

The Company continues to engage in research and development activities focused on developing biologics for the treatment of human and animal diseases.  The Company has not commenced any significant product commercialization and, until such time, we will not generate significant product revenues.  However, a license agreement with a large pharmaceutical partner may provide sufficient capital to fund FDA approval and marketing launch of low-dose oral interferon technology. Our accumulated deficit has increased, from $36,147,556 at December 31, 2011 to $36,829,254 at December 31, 2012. Operating losses are expected to continue for the foreseeable future and until such time as the Company is able obtain a large pharmaceutical partner or attain sales levels sufficient to support operations.

In 2013 we will continue research and development activities, as well as the activities necessary to develop commercial partnerships and licenses. Expenditure of financial resources in 2013 will fall principally into five broad categories, as follows: Research and Development; Personnel; Consulting and Professional (except legal and accounting); Legal and Accounting; and Public Relations, Investor Relations and Shareholder Relations.

Liquidity and Capital Resources

At December 31, 2012, we had available cash of $7,261, and had a working capital deficit of $4,221,395. This includes $113,222 of accrued salaries to officers; $2,931,294 from loans ($2,000,000) and accrued interest ($931,294 from HBL); loans for $200,000 from a Director; and loans of $547,958 from a related party, and $4,217 of derivative liabilities to account for warrants issued to an institutional investor and cashless conversion of a portion of debt.  Negative cash flow from operating activities plus equipment purchases, software purchases and patent filings (burn rate) is approximately $50,000 per month.  Continued losses and lack of liquidity indicate that we may not be able to continue as a going concern for a reasonable period of time. The ability to continue as a going concern is dependent upon several factors including, but not limited to, the ability to generate sufficient cash flow to meet obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from vendors.

We will need to raise additional funds in order to fully execute our 2013 Plan.  We are presently negotiating with human and animal health commercial development partners in various regions of the world. We believe that one or more of these agreements will be executed during 2013. These agreements could generally include provisions for the commercial partner to pay us a technology access fee, could include payments for a portion of the clinical trial expenses, could include payment obligations to us upon the accomplishment of certain defined tasks and/or could provide for payments relating to the future sales of commercial product. These agreements could be an important source of funds. However, there can be no assurance that we will be successful in obtaining additional funding from human health commercial development partners, institutional or private investors.  If we are not successful in raising additional funds, we will need to significantly curtail clinical trial expenditures and to further reduce staff and administrative expenses and may be forced to cease operations.

Total outstanding current liabilities were approximately $23,863 (.50%) higher at the end of 2012 with approximately $4.24 million at December 31, 2012, as compared to approximately $4.22 million at December 31, 2011.  Derivative liabilities associated with warrants issued in 2008 decreased approximately $1.87 million December 31, 2009 to December 31, 2010, increased $54,875 from December 31, 2010 to December 31, 2011, and decreased $110,442 from December 31, 2011 to December 31, 2012.  Liabilities, excluding derivative liabilities, increased approximately $134,305 from 2011 to 2012, which included a loan from a director and a decrease of approximately $441,783 in accrued salaries to officers and an increase of $562,958 in related party loans.

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

Accounting for Warrants with Embedded Derivative Feature

In accordance with Financial Account Standards Board Accounting Standards Codification (“FASB ASC”) Topic 815, the Company reclassified warrants with embedded derivative feature (full-ratchet anti-dilution provision) to liabilities at fair value on January 1, 2009 and reported the change in fair value of the warrants for 2012 and 2011 as a component of other income.

Patents and Patent Expenditures

AMAR holds patent license agreements and holds patents that are owned by the Company. All patent license agreements remain in effect over the life of the underlying patents. Accordingly, the patent license fee is being amortized over 15-20 years using the straight-line method. Patent fees and legal fees associated with the issuance of new owned patents are capitalized and amortized over 15-20 years.

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

Royalty revenue

Royalty revenue is calculated based on royalty fees as a percent of net sales relating to a license. Amarillo recognizes revenue on these royalty payments in the year the revenue is generated by the licensee. HBL reported no sales of Bimron to Bio Vet for 2012 and 2011.

Comparison of results for the fiscal year ended December 31, 2012, to the fiscal year ended December 31, 2011.

Revenues.  During the fiscal year ended December 31, 2012, revenue was $530 as compared to $58,395 for the fiscal year ended December 31, 2011, a decrease of $57,865 or 99%.  By component, sublicense fee revenue for 2012 was $0 as compared to $50,000 in 2011 while product revenue decreased to $530 in 2012 from $8,395 in 2011 – a decrease of $7,865 or 94%.

Selling, General and Administrative Expenses.  Costs were down in 2012.  Selling, General and Administrative expenses decreased from $918,814 for the fiscal year ended December 31, 2011 to $355,327 for the fiscal year ended December 31, 2012, a decrease of $563,487 or approximately 61%. Decreases in the following expense accounts were the main constituents of the decrease in Selling, General, and Administrative expenses: Salaries, $79,839; Public Relations, Investor Relations, and Stockholder Relations, $284,986; Miscellaneous Professional Fees, $125,848; and Legal expenses, $91,145.

Research and Development Expenses.  Research and Development expenses of $199,599 were incurred for the fiscal year ended December 31, 2012, compared to $281,107 for the fiscal year ended December 31, 2011, a decrease of $81,508 or approximately 29%. The decrease was mostly due to $94,165 (38%) lower R&D personnel costs in 2012.

Net Loss.  Net loss for the fiscal year ended December 31, 2012 was $650,847 compared to net loss of $1,313,773 for the fiscal year ended December 31, 2011, a decreased loss of $662,926 or approximately (50%).  The decrease in net loss was mostly a $563,487 decrease in Selling, General, and Administrative expenses and an $81,508 decrease in R&D expenses.  Net loss applicable to common shareholders for the fiscal year ended December 31, 2012 was $681,698 compared to a net loss of $1,330,729 for the fiscal year ended December 31, 2011, a change of $649,031 (49%).  Net loss applicable to common shareholders includes stock dividends for preferred stock shareholders, $16,956 in 2011 compared to $30,851 in 2012, an increase of $13,895 (82%).

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

Our success will depend in part on our ability to protect and maintain our patents, intellectual property rights and licensing arrangements for our products and technology.  We currently own three patents and license three patents.  No assurance can be given that such licenses or rights used by us will not be challenged, infringed or circumvented or that the rights granted thereunder will provide competitive advantages to us. Furthermore, there can be no assurance that we will be able to remain in compliance with our existing or future licensing arrangements. Consequently, there may be a risk that licensing arrangements are withdrawn with no penalties to the licensee or compensation to us.

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

Sales revenue, sublicense fees and royalty income are low compared to expenses.  Our primary focus is to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect significant sales or royalty revenue in the near term as Phase 2 and Phase 3 clinical studies must be completed before a NDA (New Drug Application) may be submitted to the FDA.  We operate at a net loss and current liabilities exceed current assets by $4,221,395 on December 31, 2012.  Most of the ($4,242,330) of current liabilities includes the amount owed to HBL for $2 million in two notes plus $931,294 of accrued interest; $200,000 in loans owed to a Director, $4,217 recognized as derivative liabilities to account for warrants with embedded features and $113,222 of accrued salaries owed to officers ($100,000 of which was converted to a note payable with a maturity date of August 31, 2013). HBL was paid $200,000 of accrued interest in January of 2008 and extended the notes and remaining accrued interest until June 3, 2008 and August 28, 2008.  On December 10, 2008, HBL proposed to extend the notes and accrued interest until December 3, 2009 and February 28, 2010 if payment of $200,000 of accrued interest was received by February 28, 2008.  We have requested more time to pay the accrued interest payments to extend the notes.  Although the notes are in default, HBL has not demanded payment.  The Company has no commitment or assurance that HBL will not demand payment and/or declare the notes in default.  We do not have sufficient liquidity to pay off the notes or to fund operating losses unless funding is obtained from pharmaceutical partners or private placements of stock.

HBL was part of the Hayashibara Group of companies, which as of February 1, 2012 began operating under the name Hayashibara Company, Ltd. (HBC) as a wholly-owned subsidiary of Nagase Corporation. As discussed above, the various license and supply agreements with respect to interferon-alpha were terminated by HBC, effective December 22, 2012.  Even with the termination of our agreements with respect to interferon, we have no indication that HBC intends to call this debt in at this time. There can be no assurance that private placement or pharmaceutical company funding will always be available as market conditions may change.

We are dependant on certain key existing and future personnel.

Our success will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Stephen T. Chen, Chairman and Chief Executive Officer, Bernard Cohen, our Vice President and Chief Financial Officer, Martin J. Cummins, our Vice President of Clinical and Regulatory Affairs. The loss of the services of one or more of our key employees could have a material adverse effect on our operations. We do not currently maintain key man life insurance on any of our key employees. In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. We cannot assure that we will be able to successfully attract and retain key personnel. From time to time we contract consultants to advise on certain projects. Currently the Company has a consulting contract with Joseph M. Cummins, former President and Chief Operating Officer.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products is alleged to have resulted in adverse side effects.  Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity.  These risks will exist for those products in clinical development and with respect to those products that receive regulatory approval for commercial sale. We have not historically experienced any problems associated with claims by users of our products.

We have been the subject of a going concern opinion by our independent auditors who have expressed substantial doubt as to our ability to continue as a going concern.

Our Independent Registered Public Accounting Firm has added an explanatory paragraph to their audit opinion issued in connection with our financial statements which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern.  We experienced net loss of $1,313,773 for the year ended December 31, 2011 and a net loss of $650,847 for the year ended December 31, 2012. The net loss in 2012 included $44,096 of derivative gains resulting from a Director assigning 12 million warrants to the Company for $200,000 to eliminate the derivative liability associated with the anti-dilution ratchet feature of the warrants. Net loss applicable to common shareholders was $681,698 in 2012. Net loss applicable to common shareholders was $1,330,729 in 2011.  In addition, as of December 31, 2011 and 2012 we had an accumulated deficit of $36,147,556 and $36,829,254, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

Risks Relating to Ownership of Common Stock.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock, which is listed on the Bulletin Board, and there can be no assurance that a trading market will develop further or be maintained in the future.  There were 6,642,317 warrants and 1,852,792 options outstanding and exercisable as of December 31, 2012.  If the warrants or options are exercised and the stock sold, the volume of stock sales may adversely impact the market price.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth beginning on page F-1 immediately following the signature page of this report.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                  CONTROLS AND PROCEDURES.

As of December 31, 2012, the disclosure controls and procedures in place have been evaluated and are sufficient to ensure the accurate and full disclosure of financial matters.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.  The Company’s accounting firm has not issued an attestation report on the management’s assessment of the Company’s internal controls.  There were no changes made to the internal controls in 2012.  See Exhibit 33.1 for managements report on internal control over financial reporting.

PART III

ITEM 10.                    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of December 31, 2012, the directors and executive officers of the Company were as follows:
Name	Age	Position
Stephen Chen, PhD (1)	63	Chairman of the Board, Chief Executive Officer and Director
Bernard Cohen	59	Vice President and Chief Financial Officer
Martin J. Cummins	45	Vice President of Clinical & Regulatory Affairs
Marian Tibbits	55	Director

Paul Tibbits	72	Director
Yasushi Chikagami	73	Director
(1)	Member of the Executive Committee.

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

Bernard Cohen was hired to be a Vice-President and Chief Financial Officer of the Company on October 1, 2009.  Mr. Cohen has been Director of Finance and Data Base Manager at the Harrington Regional Medical Center, Inc. (HRMCI), which is the management and development entity for the Harrington Regional Medical Center in Amarillo, Texas.  Previously, he held various executive positions at Colbert’s of Amarillo, a department store.  His positions included:  Chief Executive Officer, Vice President, Chief Financial Officer, and Controller.  He has been a member of the Texas Tech University Health Sciences Center at Amarillo (TTUHSC) Institutional Review Board (IRB) where he reviewed clinical trial protocols to monitor the safety and protection of human research and testing subjects.  Neither HRMCI nor TTUHSC has any connection whatsoever with the Company.

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

Yasushi Chikagami was added to the board of directors in June 2012. Mr. Chikagami holds a B.S. Degree in Agricultural Engineering from National Taiwan University, and an M.S. Degree in Engineering from the University of Tokyo. Mr. Chikagami has principally been engaged in the technology industry during his business career, continues to serve on several boards, and is currently serving as Chairman for Arise Corporation (Taiwan), Good TV Broadcasting Corporation (Taiwan), and ZMOS Technology, Inc. (US).

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

Audit Committee

Mr. Tom D’Alonzo, Chairman of the Audit Committee, resigned his position as a member of the ABI Board of Directors on June 18, 2012.  By virtue of his departure from the BOD, he left the Audit Committee.  Dr. James Page resigned his BOD position on April 15, 2012.  Dr. Stephen T. Chen became the CEO on or about February 22, 2012.  Mr. Yasushi Chikagami began serving as a Director on June 8, 2012.  Dr. Dennis Moore resigned from the BOD effective May 15, 2012.  At this point, there is no Audit Committee.  Other than Mr. Chikagami, no other BOD members have the experience to either chair or serve on the Audit Committee.  Dr. Chen is not eligible for the Audit Committee by virtue of his being Chairman and CEO.  The Company is still contemplating structural changes which could result in additional new directors.  If that does occur, the Audit Committee will be reconstituted and resume its function.  While there have been no changes in internal controls, the Company continually reviews all internal controls.  Ms. Brianne Braudt, the Company’s independent internal control auditor, will consult with the Company on its existing internal controls and possible changes or augmentations to those controls.

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

To the Company’s knowledge based solely on a review of the copies of such reports furnished to the Company, the following persons have failed to file, on a timely basis, the identified reports required by the Exchange Act during the most recent fiscal year:

Name and Principal Position	Number of Late Reports	Known Failures to File a Required Form
Dr. Stephen T. Chen, Chairman of the Board, and Chief Executive Officer	0	0
Bernard Cohen, Vice President and Chief Financial Officer	0	0
Mr. Martin J. Cummins, Vice President of Clinical and Regulatory Affairs	0	0
Marian Tibbits, Director	0	0
Paul Tibbits, Director	0	0
Yasushi Chikagami, Director	1	0

ITEM 11.                    EXECUTIVE COMPENSATION.

The following table sets forth for the three years ended December 31, 2012 compensation paid by the Company to its Chairman of the Board and Chief Executive Officer; to its Chief Operating Officer and Director of Research; to its Vice President of Clinical and Regulatory Affairs and  to its Vice President and Chief Financial Officer.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Compensation	Securities Underlying Options
Dr. Joseph M. Cummins, Chairman of the Board, President and Chief Executive Officer	2012	$71,413	$-	$-	-
	2011	$52,246	$-	$-	*1,190,000
	2010	$126,990	$-	$19,354	300,000
Mr. Martin J. Cummins, Vice President of Clinical and Regulatory Affairs	2012	$62,289	$-	$-	-
	2011	$50,125	$-	$-	*879,000
	2010	$83,433	$100	$16,128	250,000
Mr. Bernard Cohen, Vice President and Chief Financial Officer	2012	$39,051	$-	$-	-
	2011	$37,433	$-	$-	*50,000
	2010	$36,170	$100	$3,226	50,000

*All existing employee options were repriced to $0.05 per share with a 5 year term on October 27, 2011.  No additional new options were issued.

Dr. Cummins retired on November 30, 2012 and became a consultant to the Company on December 1, 2012. The salary shown in the table reflects only his salary as an officer and an employee.

Option Grants in 2012
There were no options granted to the executive officers named above, during 2012.

Director Compensation for Last Fiscal Year
Directors receive $1,000 compensation for attendance at directors’ meetings and $250 for regularly scheduled teleconference meetings. There were no regularly scheduled meetings during 2012.

No director agreements were executed in 2012.

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

On October 31, 2012, ABI carried a liability for back salary owing to Martin Cummins in the amount or $236,732.11.  An agreement was reached between ABI and Martin Cummins wherein the parties agreed that claim to $136,732.11 was waived and forgiven by Martin Cummins, both parties agreed to execute a note payable for $100,000 which was the amount of back salary not forgiven by Mr. Cummins and would be paid with a $40,000 down payment and a payout according to an agreed upon schedule, and a new employment contract where Mr. Cummins was given ten months at $5,000 gross salary per month to be employed.  Furthermore, both parties agreed to execute a mutual release of liability and Mr. Cummins agreed to return 879,000 ABI stock options.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2012, there were 73,554,897 shares of the Company’s common stock outstanding. The following table sets forth as of December 31, 2012, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class Owned(1)
None	-	-

(1) Applicable percentage ownership is based on 73,554,897 shares of common stock outstanding as of December 31, 2012, plus the additional shares that the stockholder is deemed to beneficially own.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2012, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth the beneficial ownership of the Company’s stock as of December 31, 2012 by each executive officer and director and by all executive officers and directors as a group:
Name and Address of Owner	Amount and Nature of Beneficial Ownership		Percent of Class Owned1
Stephen T. Chen 2125 Pinehurst Court El Cerrito, CA 94530	1,189,500	2	1.55%

Martin J. Cummins 6615 Sandie Amarillo, TX 79109	124,153		.16%
Bernard Cohen 2803 S. Travis St. Amarillo, TX 79109	50,000	3	0.06%
Paul and Marian Tibbits 2371 Blue ball Road Rineyville, KY 40162	15,575,278	4	20.25%
Yasushi Chikagami 9F, No. 29, Ln. 107, Sec. 2 Heping E. Rod., Da’an Dist. Taipei City 106, Taiwan (ROC)	4,916,667	5	6.39%
Total Group (all directors and executive officers – 6 persons)	21,855,598	6	28.74%

(2)  Includes options to purchase 300,000 shares of our common stock beneficially owned by Dr. Chen exercisable within 60 days.
(3)  Includes options to purchase 50,000 shares of our common stock beneficially owned by Mr. Cohen exercisable within 60 days.  Options will be returned to the Company when the contract disclosed at the end of Item 11 is fully executed.
(4)  Includes warrants to purchase 1,150,000 shares of our common stock beneficially owned by Mr. and Mrs. Tibbits exercisable within 60 days. Also includes 3,262 shares of Series 2010-A 10% Convertible Preferred Stock, included in this total as 3,262,000 shares of common stock.
(5)  Includes options to purchase 1,000,000 shares of our common stock beneficially owned by Mr. Chikagami exercisable within 60 days.
(6)  Directors and officers percentage ownership is calculated based on 76,054,897 total shares outstanding plus Directors and Officers options beneficially owned.

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

ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has relied significantly on HBL, a large shareholder of the Company, for a substantial portion of its capital requirements. Pursuant to the Development Agreement, which was terminated as of December 22, 2012 as previously described, HBL advanced $9,000,000 for funding of research. In addition, HBL has purchased substantial amounts of the Company’s common stock from time to time, to the point where it now owns 3.62% of the issued and outstanding shares of common stock of the Company.

While the Development Agreement was in force, the Company was obligated to pay HBL a percentage of sublicense fee income the Company receives.  We owed $78,360 of accrued sublicense fees to HBL on December 31, 2012.

Prior to termination of the agreement, HBL was obligated to pay the Company an 8% royalty on sales of oral interferon in Japan.  The Company recorded $0 of royalties in both 2012 and 2011 from HBL animal health sales of oral interferon.

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

ITEM 14.                    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following summarizes the fees incurred by the Company during 2012 and 2011 for accountant and related services.

Audit Fees
	2012	2011
LBB & Associates Ltd., LLP	$72,310	$62,112

All Other Fees

None.

Accountant Approval Policy

Before an accountant is engaged by the Company to perform audit or non-audit services, the accountant must be approved by the Company’s Audit Committee, or the Executive Committee in the absence of an Audit Committee.

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
AMARILLO BIOSCIENCES, INC.
Date: March 28, 2013	By: /s/ Stephen Chen Stephen Chen, Chairman of the Board, and Chief Executive Officer
Date: March 28, 2013	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Stephen Chen	Chairman of the Board, Director and Chief Executive Officer	March 28, 2013
Stephen Chen

/s/ Marian Tibbits	Director	March 28, 2013
Marian Tibbits
/s/ Paul Tibbits	Director	March 28, 2013
Paul Tibbits
/s/ Yasushi Chikagami	Director	March 28, 2013
Yasushi Chikagami

Amarillo Biosciences, Inc.

Financial Statements

Years ended December 31, 2012 and 2011

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Amarillo Biosciences, Inc.
Amarillo, TX

We have audited the accompanying balance sheets of Amarillo Biosciences, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amarillo Biosciences, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
March 27, 2013

Amarillo Biosciences, Inc.
Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$7,261	$2,819
Prepaid expense and other current assets	13,674	6,588
Total current assets	20,935	9,407
Property, equipment and software, net	-	42
Patents, net	94,100	105,556
Total assets	$115,035	$115,005

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$360,353	$810,621
Accrued interest – related parties	951,442	841,294
Accrued expenses – related party	78,360	78,360
Derivative liabilities	4,217	114,659
Notes payable	-	70,000
Notes payable – related parties	2,847,958	2,285,000
Notes payable – convertible, net	-	18,533
Total current liabilities	4,242,330	4,218,467
Total liabilities	4,242,330	4,218,467

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares – 10,000,000
Issued and outstanding shares – 3,262 at December 31, 2012 and 1,700 at December 31, 2011	33	17
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 73,554,897 at December 31, 2012 and 71,559,789 at December 31, 2011	735,549	715,598
Additional paid-in capital	31,966,377	31,328,479
Accumulated deficit	(36,829,254)	(36,147,556)
Total stockholders' deficit	(4,127,295)	(4,103,462)
Total liabilities and stockholders’ deficit	$115,035	$115,005
The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
	Years ended December 31,
	2012	2011
Revenues:
Product sales	$530	$8,395
Sublicense fees	-	50,000
Total revenues	530	58,395

Cost of revenues:
Product sales	212	4,354
Total cost of revenues	212	4,354
Gross margin	318	54,041

Operating expenses:
Research and development expenses	199,599	281,107
Selling, general and administrative expenses	355,327	918,814
Total operating expenses	554,926	1,199,921

Operating loss	(554,608)	(1,145,880)

Other income (expense):
Gain on debt conversion	15,220	-
Change in fair value of derivatives	44,096	36,468
Interest expense	(155,555)	(211,718)
Other income	-	7,357
Net loss	(650,847)	(1,313,773)
Preferred stock dividend	(30,851)	(16,956)
Net loss applicable to common shareholders	(681,698)	$(1,330,729)

Basic and diluted net loss per average share available to common shareholders	$(0.01)	$(0.02)

Weighted average common shares outstanding – basic and diluted	73,367,810	65,028,701

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Stockholders’ Deficit
Years Ended December 31, 2012 and 2011

	Issuance	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Price	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Deficit
Balance at December 31, 2010		1,500	$15	61,147,224	$611,472	$30,835,300	$(34,816,827)	$(3,370,040)
Net loss for year ended December 31, 2011		-	-	-	-	-	(1,313,773)	(1,313,773)
Fair value of options and warrants issued		-	-	-	-	37,046	-	37,046
Issuance of common stock for reduction in debt	0.04	-	-	250,000	2,500	12,250	-	14,750
Issuance of common stock for cash in private placements and under stock plan	0.046-0.065	-	-	2,803,590	28,036	59,964	-	88,000
Issuance of common stock for services	0.031-0.09	-	-	7,358,975	73,590	348,821	-	422,411
Issuances of convertible preferred stock, net	100.00	200	2	-	-	17,998	-	18,000
Imputed interest on notes		-	-	-	-	17,100	-	17,100
Preferred stock dividends		-	-	-	-	-	(16,956)	(16,956)
Balance at December 31, 2011		1,700	17	71,559,789	715,598	31,328,479	(36,147,556)	(4,103,462)

Net loss for year ended December 31, 2012		-	-	-	-	-	(650,847)	(650,847)
Issuance of preferred stock for debt/dividends	100.00	1,339	14	-	-	133,864	-	133,878
Issuance of common stock for debt	0.0202-0.0208	-	-	1,945,108	19,451	54,640	-	74,091
Issuance of common stock for services	0.035			50,000	500	1,250		1,750
Issuances of convertible preferred stock, net	100.00	223	2	-	-	19,998	-	20,000
Warrants returned to equity upon stock issued for debt		-	-	-	-	17,035	-	17,035
Forgiveness of accrued expenses - related party		-	-	-	-	411,111	-	411,111
Preferred stock dividends		-	-	-	-	-	(30,851)	(30,851)
Balance at December 31, 2012		3,262	$33	73,554,897	$735,549	$31,966,377	$(36,829,254)	$(4,127,295)
The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Cash Flows
	Year ended December 31,
Cash flows from Operating Activities	2012	2011
Net loss	$(650,847)	$(1,313,773)
Adjustments to reconcile net loss to net cash used in operating activities:
	15,572	16,597
Common stock issued for salaries and services	1,750	422,411
Fair value of options granted	-	37,046
Change in fair value of derivative liabilities	(44,096)	(36,468)
Amortization of debt discount	21,467	81,533
Gain on conversion of debt	(15,220)	(6,907)
Imputed interest on related party notes	-	17,100
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(7,086)	129,046
Accounts payable and accrued expenses	78,870	253,710
Accrued interest – related parties	110,148	90,000
Net cash used in operating activities	(489,442)	(309,705)
Cash flows from Investing Activities
Investment in patents	(4,074)	(2,808)
Net cash used in investing activities	(4,074)	(2,808)
Cash flows from Financing Activities
Issuance of common stock for cash	-	88,000
Proceeds from convertible debt, net	-	103,000
Payments on convertible debt	-	(53,000)
Proceeds from notes payable	-	70,000
Payments on notes payable	(70,000)	-
Proceeds from notes payable related party	557,958	85,000
Payments on notes payable related party	(10,000)	-
Issuance of convertible preferred stock for cash	20,000	18,000
Net cash provided by financing activities	497,958	311,000
Net change in cash	4,442	(1,513)
Cash and cash equivalents at beginning of period	2,819	4,332
Cash and cash equivalents at end of period	$7,261	$2,819
Supplemental Cash Flow Information
Cash paid for interest	$6,081	$6,679
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Common stock issued for convertible debt	$74,091	$14,750
Discount on convertible debt	$-	$103,000
Preferred stock issued for notes payable related party and accrued interest	$110,300	$-
Preferred stock issued for accrued dividends and interest	$23,578	$-
Reclassification of derivative liability to permanent equity	$17,035	$-
Forgiveness of accrued salaries	$411,111	$-
Issuance of note payable related party for accrued salaries	$100,000	$-
The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
December 31, 2012 and 2011

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

The fair value of each option granted in 2011 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of between 181% and 186%, risk-free interest rate between 0.73% and 1.20%, and expected life between 2 and 5 years.

Cash and Cash Equivalents

The Company classifies investments as cash equivalents if the original maturity of an investment is three months or less.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to uncollectibility.  The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no material accounts receivable and no allowance at December 31, 2012 and 2011.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company continually assesses the appropriateness of inventory valuations giving consideration to slow-moving, non-saleable, out-of-date or close-dated inventory. As of December 31, 2012 and 2011 the Company had $1,058 and $1,489, respectively, of inventory included in other current assets.

Property and Equipment

Property and equipment are stated on the basis of historical cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the two to seven year estimated useful lives of the assets.

Patents and Patent Expenditures

AMAR holds patent license agreements and holds patents that are owned by the Company. All patent license agreements remain in effect over the life of the underlying patents. Accordingly, the patent license fee is being amortized over the estimated life of the patent using the straight-line method. Patent fees and legal fees associated with the issuance of new owned patents are capitalized and amortized over the estimated 15 to 20 year life of the patent.  The Company continually evaluates the amortization period and carrying basis of patents to determine whether subsequent events and circumstances warrant a revised estimated useful life or impairment in value. To date, no such impairment has occurred. To the extent such events or circumstances occur that could affect the recoverability of our patents, we may incur charges for impairment in the future.

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

Royalty revenue

Royalty revenue is calculated based on royalty fees as a percent of net sales relating to a license.  Amarillo recognizes revenue on these royalty payments in the year the revenue is generated by the licensee.  HBL reported no sales of Bimron to Bio Vet for 2012 and 2011.

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

Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. In 2012 and 2011, options and warrants outstanding were antidilutive and not included in the calculation of fully diluted net loss per share.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash.

The Company has cash balances in a single financial institution which, from time to time, exceed the federally insured limit of $250,000.  No loss has been incurred related to this concentration of cash.

Other Concentrations

On March 13, 1992, we entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the “Development Agreement”). As of February 1, 2012, HBL began operating under the name Hayashibara Company, Ltd. (HBC) as a wholly-owned subsidiary of Nagase Corporation. In correspondence received April 23, 2012, HBC informed us that they had decided to permanently halt production of interferon. Subsequently, ABI was informed that HBC was preparing a letter of notification that the Development Agreement would be terminated. On September 23, 2012, the expected notification letter was received, and the Development Agreement was officially terminated as of December 22, 2012.

Among other things, the Development Agreement provided us and our sub-licensees with a source of natural human interferon alpha for use in the Company’s interferon alpha-containing products. Termination of the Development Agreement leaves the Company without a current source of interferon with which to conduct clinical trials or to supply its sub-licensees. The Company is exploring its options and is talking with alternate suppliers of interferon.

Recent Accounting Pronouncements

Management does not anticipate that any recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

2. Property, Equipment and Software

Property, equipment and software are stated at cost less accumulated depreciation and consist of the following at December 31, 2012 and 2011:

	2012	2011
Furniture and equipment	$38,221	$38,221
Software	8,012	8,012
	46,233	46,233
Less: accumulated depreciation	(46,233)	(46,191)
Property, equipment and software, net	$-	$42

Depreciation expense amounted to $42 and $1,307 for the years ended December 31, 2012 and 2011, respectively.

3. Patents

Patents are stated at cost less accumulated amortization and consist of the following at December 31, 2012 and 2011:

	2012	2011
Patents	$158,429	$154,355
Less: accumulated amortization	(64,329)	(48,799)
Patents, net	$94,100	$105,556

Amortization expense amounted to $15,530 and $15,290 for the years ended December 31, 2012 and 2011, respectively.

Estimated future amortization expense is as follows:

2013	$15,592
2014	15,592
2015	14,627
2016	11,733
2017	11,733
thereafter	24,823
Total expense	$94,100

4. Notes Payable

The Company has two $1,000,000 notes payable under an unsecured loan agreement with HBL dated July 22, 1999.  The annual interest rate on unpaid principal from the date of each respective note is 4.5 percent, with accrued interest being payable at maturity.  $1,000,000 was payable on or before June 3, 2008.  The other $1,000,000 was payable on or before August 28, 2008.  Although we are currently in default of the notes, HBL has not demanded payment through the date of this filing. Total accrued interest on the notes at December 31, 2012 and 2011 were $931,294 and $841,294, respectively.

The Company has a line of credit with Wells Fargo for $20,000, with interest at the prime rate plus 6.75 percent. There was an outstanding balance at December 31, 2012 and 2011 of $18,934 and $19,978, respectively, which is included in accounts payable and accrued expenses. This line is used from time to time for purchases.  The Company paid $2,029 and $2,005 of interest under the line of credit in 2012 and 2011, respectively.

On January 10, 2011 a promissory note for the $200,000 was executed with Paul Tibbits, a director, which includes interest at 10% per annum, with no stated maturity date, and no collateral. As of December 31, 2012 this note is still outstanding. Total accrued interest on the promissory note at December 31, 2012 and 2011 was $18,000 and $18,261, respectively.

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

Stephen Chen, ABI CEO, wired the Company money for working capital loans to be used for operations; $182,000 in the first quarter, $134,206 in the second quarter, $119,379 in the third quarter, and $112,373 in the fourth quarter of 2012.  The working capital loans are short term, without due dates, and carry no stated interest rates or any other terms.  The total cash received through Dr. Chen for 2012 was $547,958.

The Company is currently investigating the possibility of structural changes.  The Company has received funds to support operations during the period of investigation under an interim agreement executed by the Company and the Yang Group of Taoyuan, Taiwan.  During this interim period while the final agreement is being negotiated, the funds discussed above are being advanced to Dr. Stephen Chen, ABI CEO.  Dr. Chen then advances the funds to the Company at his discretion.  The Agreement executed by the parties contemplates the execution of comprehensive transaction documents by the Company and one or more Yang Group affiliated entities, upon the completion of ongoing negotiations.  Additional amounts received by the Company under these arrangements are discussed in footnote 13, below.

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

5. License, Sublicense, Manufacturing, Research and Supply Agreements

Manufacturing and Supply Agreements:

The Company was a party to the following manufacturing and supply agreements at December 31, 2012.

On March 13, 1992, we entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the “Development Agreement”). As of February 1, 2012, HBL began operating under the name Hayashibara Company, Ltd. (HBC) as a wholly-owned subsidiary of Nagase Corporation.. On September 23, 2012, a 90-day notice of termination letter was received, and the Development Agreement was officially terminated as of December 22, 2012.

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

On January 7, 2010, the Company entered into a License and Supply Agreement with Intas Pharmaceuticals Ltd., an India-based pharmaceutical company. Under the terms of the agreement, Intas was to pay the Company a royalty on net sales in India and Nepal after marketing approval was obtained. Given the termination notice received from HBC, it is likely that the agreement with Intas will be terminated as the Company can no longer supply Intas with natural human IFN produced by Hayashibara.

The Company has a supply agreement with HBL under which the Company gained an exclusive right to purchase and distribute anhydrous crystalline maltose for the treatment of dry mouth (xerostomia). This exclusive supply agreement, which is worldwide excluding Japan, remains in force.

License and Sublicense Agreements:

The Company holds patent rights for which the Company has paid certain license fees under a license agreement with Texas A&M University System. Under this agreement, the Company will pay the licensor a portion of any sublicense fee received by the Company with respect to the manufacturing, use or sale of a licensed product, as well as a royalty fee based on the net selling price of licensed products, subject to a minimum annual royalty.

The minimum cash royalty owed to Texas A&M University System for 2012 is $7,500, $7,500 for 2011, and $7,500 for 2010.

Even though the license agreement with HBL has been terminated, a total of $78,360 in sublicense fees are owed to HBL based on sublicense fee income earned by the Company during 2008 and 2009 and are included in accrued expenses – related party. There were no sublicense fees due to HBL for 2011, or 2012.

The Company has also entered into various sublicense agreements under which the Company is entitled to receive royalties based on the net sales value of licensed products. However, given the termination of the Development Agreement with HBL, some of these sublicense agreements have been canceled, and it is likely that the rest will be terminated in the near future.

Research Agreements:

The Company currently has no ongoing studies so there are no obligations to pay third parties in 2013 for expenses related to clinical studies.

6. Common Stock

The Company has 100,000,000 shares of voting common shares authorized for issuance.  On December 31, 2012, the Company had 85,312,006 shares of common stock outstanding and reserved for issuance upon exercise of options and warrants and conversion of preferred stock.  The Company issued common stock in 2012 and 2011 as follows:

Common Stock Issued in 2012	Shares	Issue Price	Net Price
Directors, officers, consultants plan– services	50,000	$0.035	$1,750
Debt conversion – cashless	1,945,108	0.0202-0.0208	74,091
Total Common Stock Issued in 2012	1,995,108	$0.0202-0.035	$75,841

Common Stock Issued in 2011	Shares	Issue Price	Net Price
Private placements – cash	2,666,667	$0.03	$80,000
Directors, officers, consultants plan – cash	136,923	0.05-0.06	8,000
Directors, officers, consultants plan– services	7,358,975	0.046-0.09	422,411
Debt conversion – cashless	250,000	0.04	14,750
Total Common Stock Issued in 2011	10,412,565	$0.03-0.09	$525,161

During the years ended December 31, 2012 and December 31, 2011, there were no finder’s fees paid related to private placements of stock.

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

We use the services of American Stock Transfer and Trust Company as our transfer agent.

7.  Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized for issuance which is issuable in series.

The Board of directors authorized the issuance of up to 10,000 shares of Series 2010-A 10% Convertible Preferred Stock on July 29, 2010.  Each preferred share is convertible into 1,000 common shares ($100 stated value per share divided by $0.10).  Dividends are payable quarterly at 10% per annum in cash or stock at the option of the preferred stock Holder.  Stock dividend payments are valued at the higher of $0.10 per share of common stock or the average of the two highest volume weighted average closing prices for the 5 consecutive trading days ending on the trading day that is immediately prior to the dividend payment date.  During 2011, a total of 200 shares of Series 2010-A 10% Convertible Preferred Stock were issued to a Director.  Net proceeds totaled $18,000 after $2,000 of brokerage commissions.  The preferred stock is convertible into 200,000 shares of restricted common stock.  In 2011, the Company recorded $16,956 of dividends related to the 1,700 shares of preferred stock outstanding. Of this amount, $16,956 was unpaid as of December 31, 2011. During 2012, a total of 1,562 shares of Series 2010-A 10% Convertible Preferred Stock were issued to a Director. Of the 1,562 preferred shares issued, 223 were issued for cash of $20,000. The 1,339 shares were issued as payment for loan principal of $85,000 and interest on notes and dividends (previously payable from 2011) of $48,878. The preferred stock is convertible into 1,562,000 shares of restricted common stock.  In 2012, the Company recorded $30,851 of dividends related to the 3,262 shares of preferred stock outstanding. Of this amount, $30,851 was unpaid as of December 31, 2012.

8. Stock Option and Stock Plans

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

9.  Stock Options and Warrants

Stock Options:

During 2012, no options were issued to consultants. During 2011, 100,000 options were issued to consultants, and we recognized $7,280 of expense related to these options and 2,231,792 existing options for employees were cancelled and reissued changing the exercise price and expiration date, we recognized $29,766 of expense related to these options.

Directors, officers and consultants exercised no options in 2011 or 2012.

Stock option activity for the years ended December 31, 2011 and December 31, 2012 are summarized as follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2010	4,686,737	$0.26	2.67	$920,188
Options granted	2,331,792	0.05	4.87	114,800
Options exercised	-	-	-	-
Options cancelled/expired	(3,376,737)	(0.32)	-	(796,138)
Outstanding at December 31, 2011	3,641,792	$0.07	3.84	$238,850

Vested at December 31, 2011	3,641,792	$0.07	3.84	$238,850

Exercisable at December 31, 2011	3,641,792	$0.07	3.84	$238,850

Outstanding at December 31, 2011	3,641,792	$0.07	3.84	$238,850
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/expired	(1,789,000)	(0.08)	-	(134,167)
Outstanding at December 31, 2012	1,852,792	$0.06	3.24	$104,683

Vested at December 31, 2012	1,852,792	$0.06	3.24	$104,683

Exercisable at December 31, 2012	1,852,792	$0.06	3.24	$104,683

Options reserved for the director, employee and consultant stock option plan but not issued (16,950,000) are not included in the table above. This stock may be utilized for other purposes if not used for the plans.

Stock warrants:

During 2011, 3,332,831 warrants were issued together with private placement sales of 2,666,667 shares of stock. On November 5, 2011, Amarillo Biosciences, Inc. sold 2,666,667 private placement shares at $0.03 per share along with 1,000,000 warrants exercisable at $0.03 per share.  The relative fair value of the 1,000,000 warrants was estimated to be $22,826 using the Black-Scholes option pricing model based on the following assumptions: estimated dividend yield 0%, expected volatility 197%, risk free interest rate 0.25%, and expected life of 3 years. The Base Share Price for this dilutive issuance was $0.03 per share.

On February 6, 2012, 724,487 warrants were issued as a result of having issued 693,069 shares for debt to Hope Capital at $0.0202 per share The Base Share Price for this dilutive issuance was $0.0202 per share.  ABI sent a Dilutive Issuance Notice to Warrant Strategies, Inc. on February 6, 2012.  The notice was sent pursuant to the Series A Common Stock Purchase Warrant dated June 16, 2009, Section 3(b), “…the Exercise Price shall be reduced to equal the Base Share Price and the number of Warrant Shares issuable hereunder shall be increased such that the aggregate Exercise price issuable hereunder, after taking into account the decrease in the Exercise Price, shall be equal to the aggregate Exercise Price prior to such adjustment.”

ABI issued a new Purchase Warrant dated February 6, 2012 reflecting the new Warrant Share amount of 2,217,817 shares (724,487 additional warrants plus the 1,493,330 existing warrants) and an adjusted Exercise Price of $0.0202 per share.  The new warrant was sent to Warrant Strategies, Inc. and return of the old warrant was requested.

No warrants were exercised in 2012 or 2011.

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2011 and December 31, 2012 is as follows:

	2012		2011
	Warrants	Price Range	Warrants	Price Range
Outstanding Beg. of Year	8,730,190	$0.03-0.10	8,457,359	$0.10-0.20
Granted	724,487	0.0202	3,332,831	0.03-0.04
Cancelled/Expired	(2,812,360)	(0.10)	(3,060,000)	(0.20)
Exercised	-	-	-	-
Outstanding End of Year	6,642,317	$0.0202-0.10	8,730,190	$0.03-0.10
Exercisable End of Year	6,642,317	$0.0202-0.10	8,730,190	$0.03-0.10

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2012 is .77 years.

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

On November 5, 2011, Amarillo Biosciences, Inc. sold 2,666,667 private placement shares at $0.03 per share along with 1,000,000 warrants exercisable at $0.03 per share.  The Base Share Price for this dilutive issuance was $0.03 per share.  ABI sent a Dilutive Issuance Notice to Warrant Strategies, Inc. on November 7, 2011.  The notice was sent pursuant to the Series A Common Stock Purchase Warrant dated June 16, 2009, Section 3(b), “…the Exercise Price shall be reduced to equal the Base Share Price and the number of Warrant Shares issuable hereunder shall be increased such that the aggregate Exercise price issuable hereunder, after taking into account the decrease in the Exercise Price, shall be equal to the aggregate Exercise Price prior to such adjustment.” ABI issued a new Purchase Warrant dated November 7, 2011 reflecting the new Warrant Share amount of 1,493,330 shares (447,999 original warrants plus the additional 1,045,331 warrants) and an adjusted Exercise Price of $0.03 per share.  The new warrant was sent to Warrant Strategies, Inc. and return of the old warrant was requested.

On February 6, 2012, Amarillo Biosciences, Inc. issued 724,487 warrants as a result of having issued 693,069 shares for debt to Hope Capital at $0.0202 per share The Base Share Price for this dilutive issuance was $0.0202 per share.  ABI sent a Dilutive Issuance Notice to Warrant Strategies, Inc. on February 6, 2012.  The notice was sent pursuant to the Series A Common Stock Purchase Warrant dated June 16, 2009, Section 3(b), “…the Exercise Price shall be reduced to equal the Base Share Price and the number of Warrant Shares issuable hereunder shall be increased such that the aggregate Exercise price issuable hereunder, after taking into account the decrease in the Exercise Price, shall be equal to the aggregate Exercise Price prior to such adjustment.”

ABI issued a new Purchase Warrant dated February 6, 2012 reflecting the new Warrant Share amount of 2,217,817 shares (724,487 additional warrants plus the 1,493,330 existing warrants) and an adjusted Exercise Price of $0.0202 per share.  The new warrant was sent to Warrant Strategies, Inc. and return of the old warrant was requested.

During 2010, 2,137,000 warrants were issued together with private placement sales of 2,137,000 shares of stock.  The total purchase price for private placement stock and warrants was recognized as the cost to purchase the stock. During 2011, 3,332,831 warrants were issued together with private placement sales of 2,666,667 shares of stock, with convertible debt agreements, and dilutive issuance issued to Warrant Strategies.  During 2012, there were no private placement sales of common stock and no warrants issued.

The anti-dilution provision was determined by management to be an embedded derivative, and was recognized as a liability in accordance with ASC 815 as of January 1, 2009. The Company measures the fair value of the liability at the end of each reporting period, with changes in value recorded as part of other income or expense.

The fair value of warrants with embedded derivative feature was estimated at December 31, 2012 with the binomial Black-Scholes option-pricing model using the following assumptions: probability of anti-dilution ratchet of 75%; a probable reset share price of $0.0155; dividend yield 0.0%; expected volatility of 234.76%, risk-free interest rate of 0.14% and expected life of approximately 0.02 years (the remaining term of the warrants). The fair value of the 2,217,817 outstanding warrants was $4,217.

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

During the year ended December 31, 2012, Hope Capital, Inc. exercised its right to convert debt into shares of ABI Common Stock. The embedded conversion features in the debt conversion and redemption features were accounted for as a derivative liability.  The debt also included warrants which were valued as a liability and discount to the note, due to the unknown number of shares to be issued upon conversion of the debt, causing a lack of sufficient authorized shares to be available to settle the warrants. The derivative liabilities were marked-to-market each quarter with the change in fair value recorded in the income statement.  At each respective conversion date, the derivative liabilities were remeasured with the changes in fair value recorded to the income statement.  At full conversion of the debt the warrants were no longer deemed to be a liability and were returned to equity for $17,035.

Net derivative gains for 2012 were $44,096. In 2011, the derivative gain was $36,468.

10.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company’s deferred tax asset of approximately $7,540,000 and $7,970,000 at December 31, 2012 and 2011, respectively, was subject to a valuation allowance of $7,540,000 and $7,970,000 at December 31, 2012 and 2011, respectively, because of uncertainty regarding the Company’s ability to realize future tax benefits associated with the deferred tax assets. Deferred tax assets were comprised primarily of net operating loss carryovers under the cash method of accounting used by the Company for federal income tax reporting. The valuation allowance decreased by $430,000 in 2012 and decreased by $820,000 in 2011, due to the changes in the Company’s net operating loss carryover amounts.

At December 31, 2012, the Company has net operating loss carryforwards of approximately $22,176,000 for federal income tax purposes expiring in 2013 through 2032.  The ability of the Company to utilize these carryforwards may be limited should changes in stockholder ownership occur.

The difference between the reported income tax provision and the benefit normally expected by applying the statutory rate to the loss before income taxes results from the change during 2012 and 2011 of the deferred tax asset valuation allowance. As a result, the reported effective tax rate is 0%.

11. Commitments and Contingencies

Delinquent payroll

During 2011 and 2012, the Company curtailed payment of salaries payable to senior management of the Company. As of December 31, 2012, approximately $113,222 of unpaid salaries due to senior management of the Company is included in accounts payable and accrued expenses for $13,222 and notes payable-related parties for $100,000. While the significance of the amounts owed to senior management subjects the Company to the risk of resignation by these officers, as well as possible litigation, the risk was mitigated by the retirement of Dr. Joseph M. Cummins, his waiving of any and all claim to back salary of $ 267,811 and other benefits, and a compromise and settlement agreement between Martin Cummins and the Company waiving claims to back salary of $143,300.  The $113,222 still owed at December 31, 2012, consisted of a $100,000 Note Payable to Martin Cummins for the balance of the back salary and $13,222 to another officer.

Lease commitment

Our executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot facility rented by the Company. The lease expires on June 30, 2013 and our monthly rent is $1,045 per month. We believe that the facilities are well maintained and generally suitable and adequate for our current and projected operating needs.

Minimum Royalties

The agreement with Texas A&M University requires the Company to make minimum annual royalty payments of $7,500 through 2019.

Clinical Trial Costs

The Company currently has no ongoing studies, so there are no obligations to pay third parties in 2013 for expenses related to clinical studies.

Litigation

The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 2012.

12. Related Party Transactions

The Company has relied significantly on HBL, a large shareholder of the Company, for a substantial portion of its capital requirements. In addition, HBL has purchased substantial amounts of the Company’s common stock from time to time.

Although the Development Agreement was terminated by HBL as of December 22, 2012, the Company is obligated to pay HBL a percentage of sublicense fee income the Company received prior to that date.  We owed $78,360 of accrued sublicense fees to HBL on December 31, 2012.

Prior to December 22, 2012, HBL was obligated to pay the Company an 8% royalty on sales of oral interferon in Japan.  The Company recorded $0 of royalties in both 2012 and 2011 from HBL animal health sales of oral interferon.

Amendment #4 to the employment contract of Joseph M. Cummins (“Employee”) was entered into on May 19, 2012 by Employee and ABI (“Employer”).  The amendment provides for the change in annual salary of Employee from $175,000 per year to $5,000 per month ($60,000 annually).  Additionally, Employee releases Employer from any liability for payment of back salary or benefits (of any form) in the amount of $278,259.  Further, the Company forgave an employee receivable of approximately $10,448 in connection with the amended employment agreement. The Amendment further states that term of the contract shall be through November 30, 2012.  Commencing December 1, 2012 through November 30, 2014, the Employee will become a consultant for the monthly sum of $5,000.  The Amendment was effective as of May 15, 2012 and was executed by Dr. Stephen T Chen, PhD, Chairman and CEO and Joseph M. Cummins, DVM, PhD, President and COO.

On October 31, 2012, ABI carried a liability for back salary owed Martin Cummins in the amount of $236,732. An agreement was reached between ABI and Martin Cummins wherein the parties agreed that claim to $136,732 was waived and forgiven by Martin Cummins, both parties agreed to execute a note payable for $100,000 which was not forgiven by Mr. Cummins and would be paid with a $40,000 down payment and a payout according to a schedule, and a new employment contract where Mr. Cummins was given ten months at $5,000 gross salary per month to be employed.  Furthermore, both parties agreed to execute a mutual release of liability and Mr. Cummins agreed to return 879,000 ABI stock options.

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

13.  Subsequent Events

ABI issued a new Purchase Warrant dated February 6, 2012 reflecting the new Warrant Share amount of 2,217,817 shares and an adjusted Exercise Price of $0.0202 per share.  The new warrant was sent to Warrant Strategies, Inc. and return of the old warrant was requested. The purchase warrant expired unexercised and worthless at the close of business on January 8, 2013.

From January 1, 2013 through the date of this report $198,335 was received by the Company through Dr. Stephen T. Chen.