Form 10-Q
period 2013-03-31
AMARILLO BIOSCIENCES INC
filed 2013-05-14
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 13, 2013 there were 73,554,897 shares of the issuer's common stock and 3,262 shares of the issuer’s preferred stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Balance Sheets

	March 31, 2013	December 31, 2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$7,355	$7,261
Prepaid expense and other current assets	2,361	13,674
Total current assets	9,716	20,935
Patents, net	90,336	94,100
Total assets	$100,052	$115,035

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$337,326	$360,353
Accrued interest - related parties	980,023	951,442
Accrued expenses – related party	78,360	78,360
Derivative liabilities	-	4,217
Notes payable – related parties	3,026,293	2,847,958
Total current liabilities	4,422,002	4,242,330
Total liabilities	4,422,002	4,242,330

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares – 10,000,000
Issued and outstanding shares – 3,262 at March 31, 2013 and December 31, 2012	33	33
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 73,554,897 at March 31, 2013 and 73,554,897 at December 31, 2012	735,549	735,549
Additional paid-in capital	31,966,377	31,966,377
Accumulated deficit	(37,023,909)	(36,829,254)
Total stockholders' deficit	(4,321,950)	(4,127,295)
Total liabilities and stockholders’ deficit	$100,052	$115,035
See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
(Unaudited)

	Three months ended March 31,
	2013	2012
Revenues:
Product sales	$-	$240
Total revenues	-	240

Cost of revenues:
Product sales	-	96
Total cost of revenues	-	96
Gross margin	-	144

Operating expenses:
Research and development expenses	34,129	84,189
Selling, general and administrative expenses	127,162	73,998
Total operating expenses	161,291	158,187

Operating loss	(161,291)	(158,043)

Other income (expense):
Gain on debt conversion	-	15,220
Change in fair value of derivatives	4,217	(23,631)
Interest expense	(29,483)	(69,660)
Net loss	(186,557)	(236,114)

Preferred stock dividend	(8,098)	(6,558)
Net loss applicable to common shareholders	$(194,655)	$(242,672)

Basic and diluted net loss per average share available to common shareholders	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	73,554,897	72,802,438

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2013	2012

Net cash used in operating activities	$(178,030)	$(112,297)

Cash flows from investing activities:
Investment in patents	(211)	-
Net cash used in investing activities	(211)	-

Cash flows from financing activities:
Proceeds from notes payable related party	198,335	192,000
Payments on notes payable related party	(20,000)	(10,000)
Payments on notes payable	-	(70,000)
Proceeds from sale of convertible preferred stock	-	20,000
Net cash provided by financing activities	178,335	132,000

Net change in cash	94	19,703
Cash and cash equivalents at beginning of period	7,261	2,819
Cash and cash equivalents at end of period	$7,355	$22,522
Supplemental disclosure of cash flow information
Cash paid for interest	$619	$27
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Common stock issued for convertible debt	$-	$74,091
Preferred stock issued for notes payable
related party and accrued interest	$-	$110,300
Preferred stock issued for accrued
dividends and interest	$-	$23,578
Reclassification of derivative liability to
permanent equity	$-	$17,035

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
(Unaudited)

1.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

3.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On March 31, 2013, a total of 81,934,189 shares of common stock were either outstanding (73,554,897) or reserved for issuance upon exercise of options and warrants or conversion of convertible preferred stock (8,379,292).  No common stock was issued in the first quarter of 2013.

4.
Common Stock Options and Warrants.  As of December 31, 2012 there remained 2,217,817 shares underlying our warrants related to our January 2008 financing arrangement that would have been available for future sale and the sale of these shares may depress the market price of our common stock.  In addition the warrants have an anti-dilution ratchet feature that could cause the number of warrants to increase and the exercise price to decrease if we should have any non exempt stock, option or warrant issuances at less than the $0.0202 per share. The aforementioned warrants expired unexercised and worthless at the close of business on January 8, 2013.

A summary of the Company’s stock option activity and related information for the period ended March 31, 2013 is as follows:

	Options	Price Range
Outstanding December 31, 2012	1,852,792	$0.040-0.125
Granted	-	-
Cancelled/Expired	100,000	0.075
Exercised	-	-
Outstanding March 31, 2013	1,752,792	0.040-0.125
Exercisable March 31, 2013	1,752,792	$0.040-0.125

A summary of the Company’s stock warrant activity and related information for the period ended March 31, 2013

	Warrants	Price Range
Outstanding December 31, 2012	6,642,317	$0.0202-0.10
Granted	-	-
Cancelled/Expired	3,277,817	0.0202-0.10
Exercised	-	-
Outstanding March 31, 2013	3,364,500	0.03-0.10
Exercisable March 31, 2012	3,364,500	$0.03-0.10

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

There was no Series 2010-A 10% Convertible Preferred Stock issued in the first quarter of 2013.

The Company accrued $8,098 of dividends on preferred stock during the first quarter of 2013.

6.
Notes Payable – Related Party.  Two $1,000,000 notes are payable under an unsecured loan agreement with Hayashibara Biochemical Laboratories, Inc. (“HBL”), a major stockholder, dated July 22, 1999.  Although we are currently in repayment default on the notes, HBL has not demanded payment.

On January 10, 2011 a promissory note for the $200,000 was executed with Paul Tibbits, a director, which includes interest at 10% per annum, with no stated maturity date, and no collateral. As of March 31, 2013 this note is still outstanding.

The Company executed a note payable for $100,000, in exchange for accrued salaries through October 31, 2012, during the prior year ended December 31, 2012.  During the current period, the Company repaid $20,000 towards the outstanding note payable and $20,000 in April 2013.  The remaining principal balance is due in monthly payments of $8,500 starting May through November 2013 and one final payment of $500 due in December 2013.  The note carries no stated interest rate, a default interest rate of 10%, and is unsecured.

Stephen Chen, ABI CEO, wired the Company money for working capital loans to be used for operations, total cash received through Dr. Chen for 2012 was $547,958.  During the first quarter of 2013 cash received through Dr. Chen was $198,335.  The working capital loans are short term, without due dates, and carry no stated interest rates or any other terms.

The Company is currently investigating the possibility of structural changes.  The Company has received funds to support operations during the period of investigation under an interim agreement executed by the Company and the Yang Group of Taoyuan, Taiwan.  During this interim period while the final agreement is being negotiated, the funds discussed above are being advanced to Dr. Stephen Chen, ABI CEO.  Dr. Chen then advances the funds to the Company at his discretion.  The Agreement executed by the parties contemplates the execution of comprehensive transaction documents by the Company and one or more Yang Group affiliated entities, upon the completion of ongoing negotiations.  Additional amounts received by the Company under these arrangements are discussed in footnote 8, below.

7.
Line of Credit.  We have a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent.  There was an outstanding balance on March 31, 2013 of $19,581 which is included in accounts payable and accrued expenses.

8.
Subsequent Events.  From April 1, 2013 to May 3, 2013, $120,000 has been received from Stephen Chen, ABI CEO, pursuant to the arrangements described in footnote 6. This is a working capital loan to be used for operations.  The working capital loan is short term, without a due date, and carries no stated interest rate or any other terms.

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

Company Goal – FDA Approval and Commercialization of Oral Interferon
Amarillo Biosciences, Inc. (OTCBB: AMAR) is a leader in the development of low-dose interferon for oral delivery, having completed more than 100 pre-clinical (animal) and human studies related to this technology to date.  Our funding strategy is to seek private placement and pharma partner funding to complete Phase 2 clinical studies, and then to find large pharma partners to fund Phase 3 clinical studies and assist with the regulatory approval process in the United States and Europe.

Intellectual Property
Our portfolio consists of patents with claims that encompass method of use or treatment with interferon and composition of matter and manufacturing.  We currently own or license five patents related to low-dose orally delivered interferon, and one issued patent on our dietary supplement, Maxisal®.

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

Strategic Alliance with HBL
Hayashibara Biochemical Laboratories, Inc. (“HBL”) produced a natural form of human interferon alpha and also developed technology relating to the production of interferon alpha-containing lozenges by which the stability of the interferon alpha can be maintained at room temperature. We believe that the use of such lozenges gives us advantages over competitive technologies in terms of cost, taste and ease of handling.

On March 13, 1992, we entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the “Development Agreement”). As of February 1, 2012, HBL began operating under the name Hayashibara Company, Ltd. (HBC) as a wholly-owned subsidiary of Nagase Corporation. In correspondence received April 23, 2012, HBC informed us that they had decided to permanently halt production of interferon. Written notice was received on September 23, 2012, and the Development Agreement was officially terminated as of December 22, 2012.

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

Equity Funding.  There have been no sales of stock in the first quarter of 2013.

Results of Operations for Quarters Ended March 31, 2013 and 2012:

Revenues.  During the quarter ended March 31, 2013 there were no sales of dietary supplements compared to $240 for the quarter ended March 31, 2012, a decrease of $240 (100%).  During the quarters ended March 31, 2013, and March 31, 2012 there were no ACM sales.

Research and Development Expenses. Research and development expenses of $34,129 were incurred for the quarter ended March 31, 2013, compared to $84,189 for the quarter ended March 31, 2012, a decrease of $50,060 (59%).  The amount was lower in 2013 than 2012 due to less R&D personnel costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $127,162 were incurred for the first quarter in 2013, compared to $73,998 for the first quarter of 2012, an increase of $53,164 (72%).  This increase was mostly due to higher travel expenses, D&O insurance, consultant expense in the first quarter of 2013.

Net Operating Loss.  In the three-month period ended March 31, 2013, the Company's operating loss was $161,291 compared to an operating loss for the three-month period ended March 31, 2012 of $158,043, a $3,248 increase.

Change in Fair Value of Derivative Instruments.  Change in fair value of derivative instruments was realized as a $4,217 gain in the first quarter of 2013 compared to $23,631 loss in the first quarter of 2012.  The difference between the two periods was $27,848. The derivative gain over the period was due to decreasing: stock price, term to expiration of warrants, exercise price and volatility.

Interest Expense.  During the three-month period ended March 31, 2013, interest expense was $29,483, compared to $69,660 for the three-month period ended March 31, 2012.   In 2012 we accrued interest on Tibbits’ notes payable and interest on unpaid dividends for 2011 and 2012 through February 8, 2012, when outstanding notes were converted to shares of preferred stock. There was a significant interest expense attributed to the convertible Asher/Hope note #2 in 2012, where there was no such expense in the first quarter of 2013.

Net Loss. In the three-month period ended March 31, 2013, the Company's net loss was $186,557 compared to a net loss for the three-month period ended March 31, 2012 of $236,114 a $49,557 (21%) decrease.

Liquidity Needs. At March 31, 2013, we had available cash of $7,355, and had a working capital deficit of $4,412,286. This includes $43,812 of accrued salaries to an officer; $4,006,316 from loans

($2,000,000) and accrued interest ($953,486 from HBL and $26,537 from a related party); loans for $200,000 from a Director; and loans of $826,293 from related parties. Negative cash flow from operating activities plus equipment purchases, software purchases and patent filings (burn rate) is approximately $50,000 per month.  Continued losses and lack of liquidity indicate that we may not be able to continue as a going concern for a reasonable period of time. The ability to continue as a going concern is dependent upon several factors including, but not limited to, the ability to generate sufficient cash flow to meet obligations on a timely basis, obtain additional financing and continue to obtain supplies and services from vendors.

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

We are dependent on funding from private placements of stock. Sales revenue, sublicense fees and royalty income are low compared to expenses.  Our primary focus is to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect significant sales or royalty revenue in the near term as Phase 2 and Phase 3 clinical studies must be completed before a NDA (New Drug Application) may be submitted to the FDA.  We operate at a net loss and current liabilities exceed current assets by $4,412,286 on March 31, 2013.  Most of the ($4,422,002) of current liabilities includes the amount owed to HBL for $2 million in two notes plus $953,486 of accrued interest; $200,000 in loans plus $26,537 accrued interest owed to a Director, and $43,812 of accrued salaries and $826,293 note payable owed to officers.

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

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.  Our Independent Registered Public Accounting Firm has added an explanatory paragraph to their audit opinion issued in connection with our financial statements which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern.  We incurred a net loss of $186,557 for the three months ended March 31, 2013 and a net loss of $236,114 for the three months ended March 31, 2012.  The operating loss for the three months ended March 31, 2013 was $161,291.  In addition, as of March 31, 2013 we had an accumulated deficit of $37,023,909. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are unable to generate profits and if we to continue to be unable to obtain financing to meet our working capital requirements, we will have to cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability.

Risk Relating to Our January 2008 Financing Arrangement.  As of December 31, 2012 there remained 2,217,817 shares underlying our warrants related to our January 2008 financing arrangement that would have been available for future sale and the sale of these shares may depress the market price of our common stock.  In addition the warrants have an anti-dilution ratchet feature that could cause the number of warrants to increase and the exercise price to decrease if we should have any non exempt stock, option or warrant issuances at less than the $0.0202 per share. The aforementioned warrants expired unexercised and worthless at the close of business on January 8, 2013.

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

Future sales of a significant number of shares of our common stock by existing stockholders may lower the price of our common stock, which could result in losses to our stockholders.  There were no restricted shares of our common stock issued during the three months ended March 31, 2013. The number of shares of restricted stock issued prior to September 1, 2012 that has been held for at least six months and hasn’t had the legends removed to become freely tradable under Rule 144 or 144(k) is not known.

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

ITEM 4.                      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2013. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There were no changes in internal controls over financial reporting during the first quarter of 2013.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
In the first quarter of 2013, there were no sales of stock.

ITEM 3.	Defaults Upon Senior Securities.
None, other than set forth in Note 6 to Financial Statements, “Notes Payable”, under Part I, Item 1, above, regarding non-payment of the HBL Notes.

ITEM 4.	Mine Safety Disclosures.
Not applicable.

ITEM.5.	Other Information
None.

ITEM 6.	Exhibits.
None.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMARILLO BIOSCIENCES, INC.
Date: May 13, 2013	By: /s/ Stephen Chen Stephen Chen, Chairman of the Board, and Chief Executive Officer
Date: May 13, 2013	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer