Form 10-Q
period 2013-06-30
AMARILLO BIOSCIENCES INC
filed 2013-08-09
CIK 1014763

 United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 8, 2013 there were 73,291,008 shares of the issuer's common stock and 3,262 shares of the issuer’s preferred stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Balance Sheets

	June 30, 2013	December 31, 2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$4,586	$7,261
Prepaid expense and other current assets	50,163	13,674
Total current assets	54,749	20,935
Patents, net	99,373	94,100
Total assets	$154,122	$115,035

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$401,860	$360,353
Accrued interest - related parties	1,009,269	951,442
Accrued expenses – related party	78,360	78,360
Derivative liabilities	-	4,217
Notes payable – related parties	3,187,793	2,847,958
Total current liabilities	4,677,282	4,242,330
Total liabilities	4,677,282	4,242,330

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares – 10,000,000
Issued and outstanding shares – 3,262 at June 30, 2013 and December 31, 2012	33	33
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 73,554,897 at June 30, 2013 and 73,554,897 at December 31, 2012	735,549	735,549
Additional paid-in capital	31,966,377	31,966,377
Accumulated deficit	(37,225,119)	(36,829,254)
Total stockholders' deficit	(4,523,160)	(4,127,295)
Total liabilities and stockholders’ deficit	$154,122	$115,035

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues:
Product sales	$-	$240	$-	$480
Total revenues	-	240	-	480
Cost of revenues:
Product sales	-	96	-	192
Total cost of revenues	-	96	-	192
Gross Margin	-	144	-	288

Operating expenses:
Research and development expenses	37,662	88,750	71,792	172,939
Selling, general and administrative expenses	124,626	56,790	251,787	130,788
Total operating expenses	162,288	145,540	323,579	303,727

Operating loss	(162,288)	(145,396)	(323,579)	(303,439)

Other income (expense)
Gain on debt conversion	-	-	-	15,220
Change in fair value of derivatives	-	46,285	4,217	22,654
Interest expense	(30,825)	(29,516)	(60,308)	(99,176)
Net loss	(193,113)	(128,627)	(379,670)	(364,741)
Preferred stock dividend	(8,098)	(8,098)	(16,195)	(14,656)
Net loss applicable to common shareholders	$(201,211)	$(136,725)	$(395,865)	$(379,397)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	73,554,897	73,554,897	73,554,897	73,178,668

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2013	2012

Net cash provided (used) in operating activities	$(329,281)	$(262,158)

Cash flows from investing activities:
Investment in patents	(13,229)	(3,186)
Net cash used in investing activities	(13,229)	(3,186)

Cash flows from financing activities:
Proceeds from notes payable related party	388,335	326,205
Payments on notes payable related party	(48,500)	(10,000)
Payments on notes payable	-	(70,000)
Proceeds from sale of convertible preferred stock	-	20,000
Net cash provided by financing activities	339,835	266,205

Net change in cash	(2,675)	861
Cash and cash equivalents at beginning of period	7,261	2,819
Cash and cash equivalents at end of period	$4,586	$3,680
Supplemental disclosure of cash flow information
Cash paid for interest	$2,018	$2,820
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Common stock issued for convertible debt	$-	$74,091

Preferred stock issued for notes payable related party and accrued interest	$-	$110,300

Preferred stock issued for accrued dividends and interest	$-	$23,578

Reclassification of derivative liability to permanent equity	$-	$17,035
Forgiveness of accrued salaries	$-	$278,259

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
(Unaudited)

1.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

2.
Financial Condition. Our viability as a company is dependent upon successful commercialization of products resulting from its research and product development activities. However, our inability to commercialize a product has had a profoundly negative impact on the financial condition of the Company. The difficulty in raising funds has put our core technology in jeopardy. To save, and further develop, our core technology, the Company must continue to pursue a broad range of financing alternatives to improve its financial condition. These alternatives include the sale or issuance of common stock, common stock warrants, stock options, and debt financing. These financing alternatives could require an increase in the number of authorized shares of the Company’s common stock (subject to any required shareholder approval) and such could result in significant dilution to existing shareholders and, possibly, a change of control of the Company.  Due to the high risk position of the Company, debt financing could prove to be a very costly financing avenue.  Commercialization of a product or products will require significant development, laboratory and clinical testing and capital investment prior to obtaining regulatory approval to commercially market our product(s).  Continued losses and lack of liquidity indicate that we are having great difficulty being able to continue as a going concern for a reasonable period of time. The ability to continue as a going concern is dependent upon several factors including, but not limited to, the ability to generate sufficient cash flow to meet obligations on a timely basis, obtain additional financing, and continue to obtain operating services from vendors.

3.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On June 30, 2013, a total of 80,859,189 shares of common stock were either outstanding (73,554,897) or reserved for issuance upon exercise of options and warrants or conversion of convertible preferred stock (7,304,292).  No common stock was issued in the first or second quarter of 2013.

4.
Common Stock Options and Warrants.  As of December 31, 2012 there remained 2,217,817 shares underlying our warrants related to our January 2008 financing arrangement that would have been available for future sale and the sale of these shares may have depressed the market price of our common stock.  In addition the warrants had an anti-dilution ratchet feature that could have caused the number of warrants to increase and the exercise price to decrease if we should have any non exempt stock, option or warrant issuances at less than the $0.0202 per share. The aforementioned warrants expired unexercised and worthless at the close of business on January 8, 2013. In accordance with the terms of the individual agreements, 2,135,000 warrants expired during the six months ended June 30, 2013.

A summary of the Company’s stock option activity and related information for the period ended June 30, 2013 is as follows:

	Options	Price Range
Outstanding December 31, 2012	1,852,792	$0.040-0.125
Granted	-	-
Cancelled/Expired	(100,000)	0.075
Exercised	-	-
Outstanding June 30, 2013	1,752,792	0.040-0.125
Exercisable June 30, 2013	1,752,792	$0.040-0.125

A summary of the Company’s stock warrant activity and related information for the period ended June 30, 2013 is as follows:

	Warrants	Price Range
Outstanding December 31, 2012	6,642,317	$0.0202-0.10
Granted	-	-
Cancelled/Expired	(4,352,817)	0.0202-0.10
Exercised	-	-
Outstanding June 30, 2013	2,289,500	0.03-0.10
Exercisable June 30, 2013	2,289,500	0.03-0.10

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

There was no Series 2010-A 10% Convertible Preferred Stock issued in the first or second quarter of 2013.

The Company accrued $16,195 of dividends on preferred stock during the first and second quarters of 2013.

6.
Notes Payable – Related Party.  Two $1,000,000 notes are payable under an unsecured loan agreement with Hayashibara Biochemical Laboratories, Inc. (“HBL”), a major stockholder, dated July 22, 1999.  Although we are currently in repayment default on the notes, HBL has not demanded payment.

On January 10, 2011 a promissory note for the $200,000 was executed with Paul Tibbits, a director, which includes interest at 10% per annum, with no stated maturity date, and no collateral. As of June 30, 2013 this note is still outstanding.

The Company executed a note payable for $100,000, in exchange for accrued salaries of Martin Cummins through October 31, 2012, during the prior year ended December 31, 2012. The Company repaid $48,500 towards the outstanding note payable.  The remaining principal balance is due in monthly payments of $8,500 through November 2013 and one final payment due in December 2013.  The note carries no stated interest rate, and a default interest rate of 10%, and is unsecured. Although the term of the note ends with the last payment in December 2013, Martin Cummins’ employment contract expires on August 31, 2013.

Stephen Chen, ABI CEO, wired the Company money for working capital loans to be used for operations; total cash received through Dr. Chen for 2012 was $547,958.  During 2013 cash received through Dr. Chen was $388,335.  The working capital loans are short term, without due dates, and carry no stated interest rates or any other terms.

The Company continues to investigate the possibility of structural changes.  The Company has received, and continues to receive, funds to support operations during the period of investigation under an interim agreement executed by the Company and the Yang Group of Taoyuan, Taiwan.  During this interim period while the final agreement is being negotiated, the funds discussed above are being advanced to Dr. Stephen Chen, ABI CEO.  Dr. Chen then advances the funds to the Company at his discretion.  The Agreement executed by the parties contemplates the execution of comprehensive transaction documents by the Company and one or more Yang Group affiliated entities, upon the completion of ongoing negotiations.  Additional amounts received by the Company under these arrangements are discussed in footnote 8, below.

7.
Line of Credit.  We have a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent.  There was an outstanding balance on June 30, 2013 of $18,806 which is included in accounts payable and accrued expenses.

8.
Subsequent Events.  Subsequent to June 30, 2013 to August 1, 2013, $85,500 has been received from Stephen Chen, ABI CEO, pursuant to the arrangements described in footnote 6. This is a working capital loan to be used for operations.  The working capital loan is short term, without a due date, and carries no stated interest rate or any other terms.

On July 12, 2013, ABI and PAN Consulting, Ltd. entered into and executed a Settlement Agreement and Release whereby ABI paid $5,500 in full and final settlement of any and all claims held or asserted by PAN Consulting, Ltd. and PAN Consulting, Ltd. agreed to endorse and deliver to ABI any and all stock certificates evidencing an aggregate of 263,889 shares of ABI common stock.  The terms of the agreement also included termination of the contract executed in 2006 by the parties.

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

In January 2011, the Company along with its international development partner CytoPharm, Inc.  (CP) launched an influenza treatment study in Taiwan with the target of enrolling up to 60 patients being treated with Tamiflu for influenza A infection of less than 48 hours’ duration. Half of the enrolled flu patients were randomly assigned to co-treatment with oral IFN or placebo. The aim of the study was to examine whether the combination of oral IFN and Tamiflu is superior to Tamiflu alone in the treatment of influenza illness. Results are expected in the second half of 2013.

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

ABI and CP conducted a Phase 2 study of oral interferon treatment of hepatitis C virus-infected patients which was completed in Taiwan in late 2011.  The study explored the ability of oral interferon to reduce virologic relapse in patients who have completed standard therapy with pegylated interferon plus Ribavirin.  Up to 50% of patients with certain genotypes of HCV relapse after receiving standard therapy, so reducing this relapse rate would have represented a major breakthrough in the management of HCV. The results of the study indicate that, although the primary endpoint was not achieved, subjects with mild liver fibrosis, as suggested by low FibroIndex scores at study entry, had a reduced rate of relapse (12%) when treated once daily with oral interferon-alpha lozenges compared to subjects in the placebo group (32%).

It was noted that 60% of the study subjects had a low platelet count (thrombocytopenia) at baseline. This was likely due to the high-dose injectable interferon-alpha treatment they received immediately prior to study entry. Interestingly, it was observed that subjects treated once per day with orally administered interferon-alpha had nearly twice the rate of platelet count normalization (81%) as subjects given placebo (42%), which was statistically significant at P=0.005. In order to confirm this effect prospectively in a larger group of HCV patients and to explore the application of oral IFNa to other indications involving thrombocytopenia, additional studies must be performed.  However, the loss of the source of human IFNa makes it impossible to conduct those studies.  The inability to find a source of IFNa and the difficulty in finding financing for the studies will indefinitely obstruct the forward progress of this discovery and have a very negative impact on the continuation of the Company as a going concern.

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

Strategic Alliance with CytoPharm

On May 15, 2013, the Company entered into a CIT Patents Agreement with CytoPharm, Inc. (CP) a former licensee for oral IFN technology in Taiwan and China. This agreement establishes the ownership, inventorship, prosecution, maintenance, use and commercialization of a patent regarding treatment of thrombocytopenia with oral IFN that developed out of a study conducted by CP under a previous License and Supply Agreement.

Equity Funding.  There have been no sales of stock in the first or second quarter of 2013.

Results of Operations for Quarters Ended June 30, 2013 and 2012:

Revenues.  During the quarter ended June 30, 2013, there were no dietary supplement sales generated compared to $240 for the quarter ended June 30, 2012, a decrease of $240 (100%).  During the quarters ended June 30, 2013 and June 30, 2012, no ACM sales were generated.

Research and Development Expenses. Research and development expenses of $37,662 were incurred for the quarter ended June 30, 2013, compared to $88,750 for the quarter ended June 30, 2012, a decrease of $51,088 (58%).  The amount was lower in 2013 than 2012 due to less R&D personnel costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $124,626 were incurred for the second quarter in 2013, compared to $56,790 for the second quarter of 2012, an increase of $67,836 (119%).  This increase was mostly due to higher travel expenses, D&O insurance, consultant expense, legal and patent expenditures, and professional fees.

Changes in Fair Value of Derivative Instruments.  There was no derivative gain for the second quarter ended June 30, 2013 because the underlying securities (warrants) expired unexercised and worthless at the close of business on January 8, 2013.  The underlying securities were the warrants owned by Warrant Strategies, Inc. which originally were part of the Firebird transaction of 2008.  There are no more securities in existence from that transaction.  For the second quarter of 2013, the net derivative gain was $0 compared to $46,285 for the same period in 2012 which represents a net decrease of $46,285 (100%).

Operating Loss.  In the three month period ended June 30, 2013, the Company's operating loss was $162,288 compared to an operating loss for the three month period ended June, 2012 of $145,396, an increase of $16,892 (12%).  The operating loss was higher mostly because of increased professional fees in 2013.

Other Income.  During the three month periods ended June 30, 2013 and June 30, 2012, no interest or miscellaneous income was generated. Interest expense for the period was $30,825 as compared to $29,516 for the previous year, an increase of $1,309.

Net Loss. In the three month period ended June 30, 2013, the Company's net loss was $193,113 compared to net loss of $128,627 for the three month period ended June 30, 2012, a $64,486 (50%) increase in net loss.

Results of Operations for the Six Months Ended June 30, 2013 and June 30, 2012.

Revenues.  During the six months ended June 30, 2013 there were no sales of dietary supplements compared to $480 for the quarter ended June 30, 2012, a decrease of $480 (100%).  During the six months ended June 30, 2013, and June 30, 2012 there were no ACM sales.

Research and Development Expenses. Research and development expenses of $71,792 were incurred for the six month period ended June 30, 2013, compared to $172,939 for the six month period ended June 30, 2012, a decrease of $101,147 (59%).  The amount was lower in 2013 than 2012 due to less R&D personnel costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $251,787 were incurred for the first six months of 2013, compared to $130,788 for the first six months of 2012, an increase of $120,999 (93%).  This increase was mostly due to higher travel expenses, D&O insurance, consultant expense, legal and patent expenditures, and professional fees.

Net Operating Loss.  In the six month period ended June 30, 2013, the Company's operating loss was $323,579 compared to an operating loss for the six month period ended June 30, 2012 of $303,439, a $20,140 (7%) increase.

Change in Fair Value of Derivative Instruments.  Change in fair value of derivative instruments was realized as a $4,217 gain in the first quarter of 2013 compared to $23,631 loss in the first quarter of 2012. For the first six months of 2013, the net derivative gain was $4,217 as compared to $22,654 for the same period in 2012 which represents a net decrease of $18,437 (81%).

Interest Expense.  During the six month period ended June 30, 2013, interest expense was $60,308; compared to $99,176 for the six month period ended June 30, 2012.   In 2012 we incurred interest on Tibbits’ notes payable and interest on unpaid dividends for 2011 and 2012 through February 8, 2012, when outstanding notes were converted to shares of preferred stock. There was a significant interest expense attributed to the convertible Asher/Hope note #2 in 2012, where there was no such expense in 2013.

Net Loss. In the six months ended June 30, 2013, the Company's net loss was $379,670 compared to a net loss for the six months ended June 30, 2012 of $364,741 a $14,929 (4%) decrease.

Liquidity Needs. At June 30, 2013, we had available cash of $4,586, and had a working capital deficit of $4,622,533. This includes $43,812 of accrued salaries to an officer; $4,197,062 from loans ($2,000,000) and accrued interest ($975,924) from HBL and $33,345 from a related party; loans for $200,000 from a Director; and loans of $987,793 from related parties. Negative cash flow from operating activities plus equipment purchases, software purchases and patent filings (burn rate) is approximately $50,000 per month.  Continued losses and lack of liquidity indicate that we are having great difficulty being able to continue as a going concern for a reasonable period of time. The ability to continue as a going concern is dependent upon several factors including, but not limited to, the ability to generate sufficient cash flow to meet obligations on a timely basis, obtain additional financing, and continue to obtain operating services from vendors.

We will need to raise additional funds in order to continue operations in the second half of 2013. There can be no assurance that we will be successful in obtaining additional funding from commercial development partners, institutional, or private investors.  If we are not successful in our efforts to raise additional funds, we will be forced to cease operations.

Forward-Looking Statements: Certain statements made in throughout this document are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, achievements, costs or expenses and may contain words such as "believe," "anticipate," "expect," "estimate," "project," "budget," or words or phrases of similar meaning.  Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements.  Such risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K and include among others the following: promulgation and implementation of regulations by the U.S. Food and Drug Administration ("FDA"); promulgation and implementation of regulations by foreign governmental instrumentalities with functions similar to those of the FDA; costs of research and development and clinical trials, including without limitation, costs of clinical supplies, packaging and inserts, patient recruitment, trial monitoring, trial evaluation and publication; and possible difficulties in enrolling a sufficient number of qualified patients for certain clinical trials.  The Company is also dependent upon a broad range of general economic and financial risks, such as possible increases in the costs of employing and/or retaining qualified personnel and consultants and possible inflation which might affect the Company's ability to remain within its budget forecasts. The principal uncertainties to which the Company is presently subject are its inability to ensure that the results of trials performed by the Company will be sufficiently favorable to ensure eventual regulatory approval for commercial sales, its inability to accurately budget at this time the possible costs associated with hiring and retaining of additional personnel, uncertainties regarding the terms and timing of one or more commercial partner agreements and its ability to continue as a going concern.

The risks cited here are not exhaustive. Other sections of this report may include additional factors which could adversely impact the Company's business and future operations. Moreover, the Company is engaged in a very competitive and rapidly changing industry.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk.

We may not be able to adequately protect and maintain our intellectual property.  Our success will depend in part on our ability to protect and maintain our patents, intellectual property rights and licensing arrangements for our products and technology.  We currently own or license five patents related to orally-delivered low dose interferon, and one issued patent on our dietary supplement, Maxisal®.  No assurance can be given that such licenses or rights used by us will not be challenged, infringed or circumvented or that the rights granted thereunder will provide competitive advantages to us. Furthermore, there can be no assurance that we will be able to remain in compliance with our existing or future licensing arrangements. Consequently, there may be a risk that licensing arrangements are withdrawn with no penalties to the licensee or compensation to us.

We rely on third parties for the supply, manufacture and distribution of our products.  Third parties manufacture and distribute all of our products. Our reliance on third parties such as HBL (HBC) has left us without a source of natural human interferon which seriously jeopardizes our ability to leverage our core technology.  The Company has been forced to diligently search for a new supply of interferon. Developing a new source of interferon will be very costly and time consuming which will have a profoundly negative impact on the Company’s continuing operations. We do not currently have manufacturing facilities or personnel to independently manufacture our products; therefore, third parties would have to manufacture and distribute all of our products.  Licensed distributors located in the United States and internationally, would be required to distribute the products.  Except for any contractual rights and remedies that we might have with potential manufacturers and distributors, we would have no control over the availability of our products, their quality or cost or the actual distribution of our products. If for any reason we were unable to obtain or retain third-party manufacturers and distributors on commercially acceptable terms, we would not be able to produce and distribute our products as planned.  If delays or difficulties were encountered with contract manufacturers in producing or packaging products or with a distributor in distributing our products, the production, distribution, marketing and subsequent sales of these products would be adversely affected, and we would then have to seek alternative sources of supply or distribution or abandon or sell product lines on unsatisfactory terms or even discontinue sales entirely. We may not be able to enter into alternative supply, production or distribution arrangements on commercially acceptable terms, if at all. There can be no assurance that the manufacturer that we have engaged will be able to provide sufficient quantities of these products or that the products supplied will meet with our specifications or that our distributor will be able to distribute our products in accordance with our requirements.

We have been and continue to be dependent on funding from private placements of stock. Sales revenue, sublicense fees and royalty income are currently nonexistent.  Historically, the Company’s primary focus has been to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect any significant sales or royalty revenue in the next several years. We operate at a net loss and current liabilities exceed current assets by $4,622,533 as of June 30, 2013.  Most of the $4,677,282 of current liabilities includes the amount owed to HBL for $2 million in two notes plus $975,924 of accrued interest; $200,000 in loans plus $33,345 accrued interest owed to a Director, and $43,812 of accrued salaries and $987,793 notes payable owed to officers.

The Company is currently pursuing potential investors for funding.  There can be no assurance that private placement or debt funding will become available.

We are dependent on certain key existing and future personnel.  Our ability to continue operations will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Stephen T. Chen, Chairman and Chief Executive Officer, Bernard Cohen, our Vice President and Chief Financial Officer, Martin J. Cummins, our Vice President of Clinical and Regulatory Affairs. The loss of the services of one or more of our key employees would have a material adverse effect on our operations. Martin J. Cummins’ employment contract expires on August 31, 2013 at which time he will leave the Company. We are currently not able to replace him. We do not currently maintain key man life insurance on any of our key employees. In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. We cannot offer assurance that we will be able to successfully attract and retain key personnel. From time to time we contract consultants to advise on certain projects. Currently the Company has a consulting contract with Joseph M. Cummins, former President and Chief Operating Officer.

If we do not successfully develop, acquire or license new drugs we will not be able to continue operations.  We must invest substantial time, resources and capital in identifying and developing new drugs, dosage and delivery systems, either on our own or by acquiring and licensing such products from third parties. Our growth depends, in part, on our success in such process.  If we are unable to either develop new products on our own or acquire licenses for new products from third parties, our ability to grow revenues and market share will be adversely affected. In addition, we will not be able to recover our investment in the development of new drugs, given that projects may be interrupted, unsuccessful, not as profitable as initially contemplated or we were not be able to obtain necessary financing for such development. Similarly, there is no assurance that we can successfully secure such rights from third parties on an economically feasible basis.

Our competitors are much larger and more experienced than we are and, even if we complete the development of our drugs, we may not be able to successfully compete with them.  The pharmaceutical industry is highly competitive.  Our biologics and low-dose oral interferon alpha applications compete with high dose injectable interferon manufactured by Roche, InterMune, Serano, Biogen, Berlex and Hemispherx and others.  High dose injectable interferon has been widely accepted by the medical community for many years.  Companies who manufacture injectable interferon alpha applications are more established than we are and have far greater financial, technical, research and development, sales and marketing, administrative and other resources than we do.  Even if we successfully complete the development of our tests, we may not be able to compete effectively with these much larger companies and their more established products.

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.  Our Independent Registered Public Accounting Firm has added an explanatory paragraph to their audit opinion issued in connection with our financial statements which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern.  We incurred a net loss of $379,670 for the six months ended June 30, 2013 and a net loss of $364,741 for the six months ended June 30, 2012.  The operating loss for the six months ended June 30, 2013 was $323,579.  In addition, as of June 30, 2013 we had an accumulated deficit of $37,225,119. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are unable to generate profits and if we to continue to be unable to obtain financing to meet our working capital requirements, we will have to cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability.

Risk Relating to Our January 2008 Financing Arrangement.  As of December 31, 2012 there remained 2,217,817 shares underlying our warrants related to our January 2008 financing arrangement that would have been available for future sale and the sale of these shares may depress the market price of our common stock.  In addition the warrants have an anti-dilution ratchet feature that could cause the number of warrants to increase and the exercise price to decrease if we should have any non exempt stock, option or warrant issuances at less than the $0.0202 per share. The aforementioned warrants expired unexercised and worthless at the close of business on January 8, 2013. There is no longer any risk associated with this transaction insomuch as everything associated with it has expired.  The 2,217,817 shares reserved as explained above are no longer reserved for the original purpose and these shares are currently available for sale.

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

Future sales of a significant number of shares of our common stock by existing stockholders may lower the price of our common stock, which could result in losses to our stockholders.  There were no restricted shares of our common stock issued during the six months ended June 30, 2013. The number of shares of restricted stock issued prior to September 1, 2012 that has been held for at least six months and hasn’t had the legends removed to become freely tradable under Rule 144 or 144(k) is not known.

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

ITEM 4.                      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2013. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s chairman of the board and chief executive officer, Dr. Stephen T. Chen and chief financial officer, Bernard Cohen. Our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There were no changes in internal controls over financial reporting during the first or second quarters of 2013.

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
In the first and second quarters of 2013, there were no sales of stock.

ITEM 3.	Defaults Upon Senior Securities.
None, other than set forth in Note 6 to Financial Statements, "Notes Payable", under Part 1, Item 1, above, regarding non-payment of the HBL Notes.

ITEM 4.	Mine Safety Disclosures.
Not applicable

ITEM.5.	Other Information.
None

ITEM 6.	Exhibits.
None

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMARILLO BIOSCIENCES, INC.
Date: August 9, 2013	By: /s/ Stephen Chen Stephen Chen, Chairman of the Board, and Chief Executive Officer
Date: August 9, 2013	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer