Form 10-Q
period 2013-09-30
AMARILLO BIOSCIENCES INC
filed 2013-11-13
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 13, 2013 there were 73,291,008 shares of the issuer's common stock and 3,262 shares of the issuer’s preferred stock outstanding.

AMARILLO BIOSCIENCES, INC.
Debtor and Debtor in Possession

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Debtor and Debtor in Possession
Balance Sheets
(unaudited)
	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$9,105	$7,261
Prepaid expense and other current assets	33,885	13,674
Total current assets	42,990	20,935
Patents, net	96,153	94,100
Total assets	$139,143	$115,035

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$329,619	$360,353
Accrued interest - related parties	1,039,182	951,442
Accrued expenses – related party	78,360	78,360
Derivative liabilities	-	4,217
Notes payable – related parties	3,339,293	2,847,958
Total current liabilities	4,786,454	4,242,330
Total liabilities	4,786,454	4,242,330

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares – 10,000,000
Issued and outstanding shares – 3,262 at September 30, 2013 and December 31, 2012	33	33
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 73,291,008 at September 30, 2013 and 73,554,897 at December 31, 2012	732,910	735,549
Additional paid-in capital	31,968,516	31,966,377
Accumulated deficit	(37,348,770)	(36,829,254)
Total stockholders' deficit	(4,647,311)	(4,127,295)
Total liabilities and stockholders’ deficit	$139,143	$115,035
See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Debtor and Debtor in Possession
Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenues:
Product sales	$-	$50	$-	$530
Total revenues	-	50	-	530
Cost of revenues:
Product sales	-	20	-	212
Total cost of revenues	-	20	-	212
Gross Margin	-	30	-	318

Operating expenses:
Research and development expenses	33,659	70,809	105,450	243,748
Selling, general and administrative expenses	50,793	60,826	302,581	191,614
Total operating expenses	84,452	131,635	408,031	435,362

Operating loss	(84,452)	(131,605)	(408,031)	(435,044)

Other income (expense)
Gain on debt conversion	-	-	-	15,220
Change in fair value of derivatives	-	15,096	4,217	37,750
Interest expense	(31,101)	(30,266)	(91,409)	(129,442)
Net loss	(115,553)	(146,775)	(495,223)	(511,516)
Preferred stock dividend	(8,097)	(8,097)	(24,293)	(22,753)
Net loss applicable to common shareholders	$(123,650)	$(154,872)	$(519,516)	$(534,269)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	73,377,059	73,554,897	73,494,966	73,304,993

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Debtor and Debtor in Possession
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2013	2012

Net cash used in operating activities	$(474,912)	$(384,027)

Cash from investing activities:
Patent expenditures	(14,079)	(4,074)
Net cash used in investing activities	(14,079)	(4,074)

Cash from financing activities:
Proceeds from issuance of note payable related party	573,835	445,584
Payments on notes payable related party	(82,500)	(10,000)
Payments on notes payable	-	(70,000)
Proceeds from sale of convertible preferred stock	-	20,000
Purchase and cancellation of treasury stock	(500)	-
Net cash provided by financing activities	490,835	385,584

Net change in cash	1,844	(2,517)
Cash and cash equivalents at beginning of period	7,261	2,819
Cash and cash equivalents at end of period	$9,105	$302
Supplemental disclosure of cash flow information
Cash paid for interest	$3,669	$4,654
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Common stock issued for convertible debt	$-	$74,091
Preferred stock issued for notes payable related party and accrued interest	$-	$110,300
Preferred stock issued for accrued dividends and interest	$-	$23,578
Reclassification of derivative liability to permanent equity	$-	$17,035
Forgiveness of accrued salaries	$-	$278,259

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Debtor and Debtor in Possession
Notes to Financial Statements
(Unaudited)

1.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

2.
Financial Condition. Our viability as a company is dependent upon successful commercialization of products resulting from its research and product development activities. However, our inability to commercialize a product has had a profoundly negative impact on the financial condition of the Company.  On October 31, 2013 (the Petition Date), Amarillo Biosciences, Inc. (AMAR, ABI or the Company) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code), in the United States Bankruptcy Court for the Northern District of Texas (the Bankruptcy Court or the Court). The Chapter 11 Case number is 13-20393-11.

No assurance can be given as to the value, if any, that may be ascribed to the Debtor’s various pre-petition liabilities and other securities. The Company cannot predict what the ultimate value of any of its securities may be and it remains too early to determine whether holders of any such securities will receive any distribution in the Debtor’s reorganization. In particular, in most cases under Chapter 11 of the Bankruptcy Code, holders of equity securities receive little or no recovery of value from their investment. Accordingly, the Debtors urge that caution be exercised with respect to existing and future investments in any of these securities or other Debtor claims. On November 4, 2013, the Company’s common stock began trading under the symbol “AMARQ” on the OTCQB marketplace, operated by OTC Markets Group (www.otcmarkets.com).

The Company is currently operating as “a debtor in possession” (DIP) under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code. In general, a debtor in possession under the Bankruptcy Code, the Debtor is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. The Bankruptcy Code enables the Company to continue to operate its business without interruption and the Bankruptcy Court will be asked to grant additional relief covering, among other things, obligations to (i) employees, (ii) taxing authorities, (iii) insurance providers, and (vi) certain vendors deemed critical to the Debtor’s operations.

Under Section 362 of the Bankruptcy Code, the commencement of a Chapter 11 case automatically stays most creditor actions against the Debtor’s property.

Court filings and claims information are available at http://www.upshotservices.com/amarillobiosciences. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Chapter 11 Proceedings” for further information regarding the Chapter 11 Cases. Commercialization of a product or products will require significant development, laboratory and clinical testing and capital investment prior to obtaining regulatory approval to commercially market our product(s).  Continued losses and lack of liquidity indicate that we were having great difficulty being able to continue as a going concern. The ability to continue as a going concern is dependent upon confirmation of an executable Plan of Reorganization by the Court and approval of creditors. A major component of the plan is recapitalization of the Company.

3.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On September 30, 2013, a total of 80,593,300 shares of common stock were either outstanding (73,291,008) or reserved for issuance upon exercise of options and warrants or conversion of convertible preferred stock (7,302,292).  No common stock was issued during the nine months ended September 30, 2013.

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

4.
Common Stock Options and Warrants.  As of December 31, 2012 there remained 2,217,817 shares underlying our warrants related to our January 2008 financing arrangement that would have been available for future sale and the sale of these shares may have depressed the market price of our common stock.  In addition the warrants had an anti-dilution ratchet feature that could have caused the number of warrants to increase and the exercise price to decrease if we should have any non exempt stock, option or warrant issuances at less than the $0.0202 per share. The aforementioned warrants expired unexercised and worthless at the close of business on January 8, 2013. In accordance with the terms of the individual agreements, 2,137,000 warrants expired during the nine months ended September 30, 2013.

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2013 is as follows:

	Options	Price Range
Outstanding December 31, 2012	1,852,792	$0.040-0.125
Granted	-	-
Cancelled/Expired	(100,000)	0.075
Exercised	-	-
Outstanding September 30, 2013	1,752,792	0.040-0.125
Exercisable September 30, 2013	1,752,792	$0.040-0.125

A summary of the Company’s stock warrant activity and related information for the nine months ended September 30, 2013 is as follows:

	Warrants	Price Range
Outstanding December 31, 2012	6,642,317	$0.0202-0.10
Granted	-	-
Cancelled/Expired	(4,354,817)	0.0202-0.10
Exercised	-	-
Outstanding September 30, 2013	2,287,500	0.03-0.04
Exercisable September 30, 2013	2,287,500	$0.03-0.04

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

There has been no Series 2010-A 10% Convertible Preferred Stock issued in the first nine months of 2013.

The Company accrued $24,293 of dividends on preferred stock during the first nine months of 2013.

6.
Notes Payable – Related Party.  Two $1,000,000 notes are payable under an unsecured loan agreement with Hayashibara Biochemical Laboratories, Inc. (“HBL”), a major stockholder, dated July 22, 1999.  Although we are currently in repayment default on the notes, HBL has not demanded payment.

On January 10, 2011 a promissory note for the $200,000 was executed with Paul Tibbits, a director, which includes interest at 10% per annum, with no stated maturity date, and no collateral. As of September 30, 2013 this note is still outstanding.

The Company executed a note payable for $100,000, in exchange for accrued salaries of Martin Cummins through October 31, 2012, during the prior year ended December 31, 2012. The Company repaid $82,500 towards the outstanding note payable.  The remaining principal balance is due in monthly payments of $8,500 through November 2013 and one final payment due in December 2013.  The note carries no stated interest rate, and a default interest rate of 10%, and is unsecured. Although the term of the note ends with the last payment in December 2013, Martin Cummins’ employment contract expired on August 31, 2013.

Stephen Chen, ABI CEO, wired the Company money for working capital loans to be used for operations; total cash received through Dr. Chen for 2012 was $547,958.  During 2013 through July 19, 2013, cash received through Dr. Chen was $428,835.  The advances were short term, without due dates, and carry no stated interest rates or any other terms.

On July 19, 2013, the unsecured funds advanced through Dr. Chen ($976,793), were reduced to a promissory note made payable by Amarillo Biosciences, Inc. to the Yang Group, The note was a demand note with no certain due date with an annual interest rate of 23/100 of one percent (.23%) due on unpaid principal from the date of funding. The interest rate was based on the Applicable Federal Rate (AFR) in force for the month in which the note was executed. The note carried a 10% annual interest rate on material, unpaid amounts. There was no penalty for prepayment of outstanding amounts.

On July 25, 2013, the Yang Group began advancing funds under a new promissory note which is secured by substantially all of the assets of the Company. The note is a revolving/advancing note for $300,000 or so much thereof as may from time to time have been advanced. The annual interest rate as to each advance thereunder, is at the short term Applicable Federal Rate (AFR) determined under Section 1274(d) of the Internal Revenue Code of 1986, for the month in which such advance was received. As of September 30, 2013, $145,000 was advanced under the secured note.

7.
Line of Credit.  We have a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent.  There was an outstanding balance on September 30, 2013 of $18,677 which is included in accounts payable and accrued expenses. The Company filed the Chapter 11 petition on October 31, 2013 at which time the outstanding balance was $18,519.

8.	Subsequent Events. Subsequent to September 30, 2013 through November 1, 2013, $142,000 has been received from the Yang Group, pursuant to the arrangements described in footnote 6.

For some time, the Company has been researching and contemplating structural changes.  After significant research and serious consideration, the Company filed a voluntary petition for reorganization under Chapter 11 of Title XI of the U.S. Code on October 31, 2013.

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

Company Goal – FDA Approval and Commercialization of Oral Interferon
Amarillo Biosciences, Inc. (OTCQB: AMARQ) is a leader in the development of low-dose interferon for oral delivery, having completed more than 100 pre-clinical (animal) and human studies related to this technology to date.  Our funding strategy is to seek private placement and pharma partner funding to complete Phase 2 clinical studies, and then to find large pharma partners to fund Phase 3 clinical studies and assist with the regulatory approval process in the United States and Europe.

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

In January 2011, the Company along with its international development partner CytoPharm, Inc.  (CP) launched an influenza treatment study in Taiwan with the target of enrolling up to 60 patients being treated with Tamiflu for influenza A infection of less than 48 hours’ duration. Half of the enrolled flu patients were randomly assigned to co-treatment with oral IFN or placebo. The aim of the study was to examine whether the combination of oral IFN and Tamiflu is superior to Tamiflu alone in the treatment of influenza illness. Results are expected in the near future.

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

Equity Funding.  There have been no sales of stock in the first nine months of 2013.

Results of Operations for Quarter Ended September 30, 2013 and 2012:

Revenues.  During the quarter ended September 30, 2013, there were no dietary supplement sales generated compared to $50 for the quarter ended September 30, 2012, a decrease of $50 (100%).  During the quarters ended September 30, 2013 and September 30, 2012, no ACM sales were generated.

Research and Development Expenses. Research and development expenses of $33,659 were incurred for the quarter ended September 30, 2013, compared to $70,809 for the quarter ended September 30, 2012, a decrease of $37,150 (52%).  The amount was lower in 2013 than 2012 due to less research and development personnel costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $50,793 were incurred for the third quarter in 2013, compared to $60,826 for the third quarter of 2012, a decrease of $10,033 (16%).  This decrease was mostly due to lower personnel costs and reduced professional fees.

Changes in Fair Value of Derivative Instruments.  There was no derivative gain for the third quarter ended September 30, 2013 because the underlying securities (warrants) expired unexercised and worthless at the close of business on January 8, 2013.  The underlying securities were the warrants owned by Warrant Strategies, Inc. which originally were part of the Firebird transaction of 2008.  There are no more securities in existence from that transaction.  For the third quarter of 2013, the net derivative gain/loss was $0 compared to $15,096 decrease for the same period in 2012 which represents a net decrease of $15,096 (100%).

Operating Loss.  In the three month period ended September 30, 2013, the Company's operating loss was $84,452 compared to an operating loss for the three month period ended September, 2012 of $131,605, a decrease of $47,153 (36%).  The operating loss was lower mostly because of decreased salaries in 2013.

Other Income.  During the three month period ended September 30, 2013 and September 30, 2012, no interest or miscellaneous income was generated. Interest expense for the period was $31,101 as compared to $30,266 for the previous year, an increase of $835.

Net Loss. In the three month period ended September 30, 2013, the Company's net loss was $115,553 compared to net loss of $146,775 for the three month period ended September 30, 2012, a $31,222 (21%) decrease in net loss.

Results of Operations for the Nine Months Ended September 30, 2013 and September 30, 2012.

Revenues.  During the nine months ended September 30, 2013 there were no sales of dietary supplements compared to $530 for the nine months ended September 30, 2012, a decrease of $530 (100%).  During the nine months ended September 30, 2013, and September 30, 2012 there were no ACM sales.

Research and Development Expenses. Research and development expenses of $105,450 were incurred for the nine month period ended September 30, 2013, compared to $243,748 for the nine month period ended September 30, 2012, a decrease of $138,298 (57%).  The amount was lower in 2013 than 2012 due to less R&D personnel costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $302,581 were incurred for the first nine months of 2013, compared to $191,614 for the first nine months of 2012, an increase of $110,967 (58%).  This increase was mostly due to higher travel expenses, D&O insurance, consultant expense, legal and patent expenditures, and professional fees.

Operating Loss.  In the nine month period ended September 30, 2013, the Company's operating loss was $408,031 compared to an operating loss for the nine month period ended September 30, 2012 of $435,044, a decrease of $27,013 (6%).

Change in Fair Value of Derivative Instruments.  Change in fair value of derivative instruments was realized as a $4,217 gain in the nine months ended September 30, 2013 compared to $37,750 gain in the nine months ended September 30, 2012 which represents a net decrease of $33,533 (89%).

Interest Expense.  During the nine month period ended September 30, 2013, interest expense was $91,409; compared to $129,442 for the nine month period ended September 30, 2012.   In 2012 we incurred interest on Tibbits’ notes payable and interest on unpaid dividends for 2012 through February 8, 2012, when outstanding notes were converted to shares of preferred stock. There was a significant interest expense attributed to the convertible Asher/Hope note #2 in 2012, where there was no such expense in 2013.

Net Loss. In the nine months ended September 30, 2013, the Company's net loss was $495,223 compared to a net loss for the nine months ended September 30, 2012 of $511,516 a $16,293 (3%) decrease.

Liquidity Needs. At September 30, 2013, we had available cash of $9,105, and had a working capital deficit of $4,743,464. Negative cash flow from operating activities plus equipment purchases, software purchases and patent filings (burn rate) is approximately $50,000 per month.  Continued losses and lack of liquidity indicate that we are having great difficulty being able to continue as a going concern for a reasonable period of time. The ability to continue as a going concern is dependent upon confirmation of a Plan of Reorganization and successful emergence from Chapter 11 Bankruptcy which includes interim and permanent financing.

There can be no assurance that we will be successful in our efforts to reorganize the Company.  If we are not successful in our efforts to reorganize, we will be forced to cease operations.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Chapter 11 Reorganization Risks.
We filed for reorganization under Chapter 11 of the Bankruptcy Code on October 31, 2013 and are subject to the risks and uncertainties associated with the Chapter 11 Cases.

For the duration of our Chapter 11 Cases, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our Chapter 11 Cases include the following:

•	our creditors or other third parties may take actions or make decisions that are inconsistent with and detrimental to the plans we believe to be in the best interests of the Company;

•	we may be unable to obtain court approval with respect to certain matters in the Chapter 11 Cases from time to time;

•	the court may not agree with our objections to positions taken by other parties;

•	we may not be able to confirm and consummate a Chapter 11 plan of reorganization or may be delayed in doing so;

•	we may not be able to obtain and maintain normal credit terms with vendors, strategic partners and service providers;

•	we may not be able to continue to invest in our products and services, which could hurt our competitiveness;

•	we may not be able to enter into or maintain contracts that are critical to our operations at competitive rates and terms, if at all;

•
we may be exposed to risks associated with third parties seeking and obtaining court approval to (i) terminate or shorten our exclusivity period to propose and confirm a plan of reorganization, (ii) appoint a Chapter 11 trustee or (iii) convert the cases to Chapter 7 liquidation cases; and

These risks and uncertainties could affect our business and operations in various ways. For example, negative events, the positions we take in court, or publicity associated with our Chapter 11 Case could adversely affect our relationships with vendors and partners which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 Case is protracted. Because of the risks and uncertainties associated with our Chapter 11 Case, the ultimate impact of events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified. If any one or more of these risks materializes, it could affect our ability to continue as a going concern.

Operating under Chapter 11 may restrict our ability to pursue our business strategies.

Under Chapter 11, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. We must obtain Bankruptcy Court approval to, among other things:

•	engage in certain transactions with our vendors;

•	buy or sell assets outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	borrow for our operations, investments or other capital needs or to engage in other business activities that would be in our interest.

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

Sales revenue, sublicense fees and royalty income are currently nonexistent.  Historically, the Company’s primary focus has been to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect any significant sales or royalty revenue in the next several years. We operate at a net loss and current liabilities exceed current assets by $4,743,464 as of September 30, 2013.  Most of the $4,786,454 of current liabilities includes the amount owed to HBL for $2 million in two notes plus $998,609 of accrued interest; $200,000 in loans plus $40,573 accrued interest owed to a Director, and $43,812 of accrued salaries and $1,139,292 notes payable owed to current and past officers.

We are dependent on certain key existing and future personnel.  Our ability to continue operations will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Stephen T. Chen, President, Chairman and Chief Executive Officer, and Bernard Cohen, our Vice President and Chief Financial Officer. The loss of the services of one or more of our key employees would have a material adverse effect on our operations. We do not currently maintain key man life insurance on any of our key employees. In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. We cannot offer assurance that we will be able to successfully attract and retain key personnel. From time to time we contract consultants to advise on certain projects. Currently the Company has a consulting contract with Joseph M. Cummins, former President and Chief Operating Officer.

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

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.  Our Independent Registered Public Accounting Firm has added an explanatory paragraph to their audit opinion issued in connection with our financial statements which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern.  We incurred a net loss of $495,223 for the nine months ended September 30, 2013 and a net loss of $511,516 for the nine months ended September 30, 2012.  The operating loss for the nine months ended September 30, 2013 was $408,031.  In addition, as of September 30, 2013 we had an accumulated deficit of $37,348,770. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are not successful in our efforts to reorganize the Company, we will be forced to cease operations.

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

There were no restricted shares of our common stock issued during the nine months ended September 30, 2013. The number of shares of restricted stock issued prior to September 1, 2012 that has been held for at least nine months and hasn’t had the legends removed to become freely tradable under Rule 144 or 144(k) is not known.

ITEM 4.                      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2013. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s chairman of the board and chief executive officer, Dr. Stephen T. Chen and chief financial officer, Bernard Cohen. Our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There have been no changes in internal controls over financial reporting during 2013.

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
In the nine months ended September 30, 2013, there were no sales of stock.

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

AMARILLO BIOSCIENCES, INC.
Date: November 13, 2013	By: /s/ Stephen Chen Stephen Chen, Chairman of the Board, and Chief Executive Officer
Date: November 13, 2013	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer