Form 10-K
period 2013-12-31
AMARILLO BIOSCIENCES INC
filed 2014-04-15
CIK 1014763

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)
[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the Fiscal Year Ended December 31, 2013

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] Commission File Number 0-20791
AMARILLO BIOSCIENCES, INC. (Exact name of Registrant as specified in its charter)
	Texas (State of other jurisdiction of incorporation or organization)	75-1974352 (I.R.S. Employer Identification No.)
	4134 Business Park Drive, Amarillo, Texas (Address of principal executive offices)	79110-4225 (Zip Code)
	Issuer’s telephone number, including area code:	(806) 376-1741
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

As of December 31, 2013, there were outstanding 73,291,008 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant and 3,262 shares of the issuer’s preferred stock. As of that date, the aggregate market value of 52,709,563 shares of common stock held by non-affiliates of the registrant (based on the closing price of $0.001 for the common stock on the OTC BB.AMAR December 31, 2013) was approximately $52,710. Shares of common stock held by officers, directors and each shareholder owning ten percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares of the Registrant’s common stock outstanding as of April 15, 2014 was 73,291,008.

PART I

The following contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in “Management’s 2014 Plan of Operations” as well as those discussed elsewhere in this Form 10-K. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

ITEM 1.	BUSINESS.

General

We are a Texas corporation formed in 1984 that is engaged in developing biologics for the treatment of human and animal diseases. Our current focus is research aimed at the treatment of human disease indications, particularly influenza, hepatitis C, thrombocytopenia, and other indications using natural human interferon alpha that is administered in a proprietary low dose oral form.

We currently own or license five issued patents related to the low-dose oral delivery of interferon and we own one issued patent on our dietary supplement, Maxisal®.  We currently have one pending patent which applies low dose oral interferon to the treatment of Thrombocytopenia.  In our history, we have completed more than 100 pre-clinical (animal) and human studies on the safety and efficacy of low-dose orally administered interferon.  On October 31, 2013, Amarillo Biosciences, Inc., (ABI) filed a voluntary petition in the Northern District of Texas, for protection under Chapter 11 of Title 11 of the U.S. code.  The purpose of the filing was to give the Company time to restructure organizationally and financially.

Current Status

To date, ABI remains in Chapter 11 Bankruptcy.  The Company has been in contact with its creditors.  At the time of the filing, the Company had $101,089 of assets and $4,787,127 of liabilities. There were two secured creditors, one unsecured priority claim, and thirty-nine (39) unsecured non-priority creditors with which ABI is aware.  The prescribed meeting of creditors and deadlines (also known as the 341 Hearing) was properly noticed and subsequently held on December 10, 2013, at 10:15 A.M.  No creditors’ committee was formed.  On or about March 6, 2014, an Official Committee of Equity Holders was appointed by the U.S. Trustee for Region 6.  To date, no action has been taken by that committee.  The Company filed its Plan of Reorganization and Disclosure Statement on February 27, 2014.  There was a hearing to consider approval of the Company’s Disclosure Statement on Thursday, March 27, 2014 at 2:00 P.M.

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

The Company also has a dietary supplement product, Maxisal® that is useful in the symptomatic relief of dry mouth.

Governmental or FDA approval is required for our principal product.  Our progress toward approval is discussed under each specific indication, below.

We believe that our technology is sound and can be commercialized.  Due to occurrences in the interferon market over the past several years, we have been unsuccessful at such commercialization.

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

On March 13, 1992, we entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the “Development Agreement”). As of February 1, 2012, HBL began operating under the name Hayashibara Company, Ltd. (“HBC”) as a wholly-owned subsidiary of Nagase Corporation. In correspondence received April 23, 2012, HBC informed us that they had decided to permanently halt production of interferon. Subsequently, ABI was informed that HBC was preparing a letter of notification that the Development Agreement would be terminated. On September 23, 2012, the expected notification letter was received, and the Development Agreement was officially terminated as of December 22, 2012.

Among other things, the Development Agreement provided us with a source of natural human interferon alpha for use in the Company’s interferon alpha-containing products. Termination of the Development Agreement leaves the Company without a current source of interferon with which to conduct clinical trials and ultimately commercialize a product.  The Company is exploring its options and is talking with alternate suppliers of interferon.

Historically, the research and development was conducted by ABI using a unique form of natural human interferon supplied by HBL.  This interferon no longer provides a competitive edge insomuch as the industry as a whole is rapidly moving toward the use of recombinant interferon rather than natural human interferon.

ABI’s thirty years of data has been generated from the numerous studies performed using natural human interferon.  Since human interferon is virtually impossible to obtain, those studies will have to be repeated using recombinant interferon.  Repeating the studies will be both costly and time consuming.  While the pharmaceutical industry is creating and marketing new and effective anti-viral medications, ABI believes that there is still sufficient time to develop commercialize low dose interferon for treatment of such diseases as Influenza, Chronic Cough in COPD, Hepatitis B, C, and D, and Thrombocytopenia caused by other diseases and as a side effect of treatment of other diseases.

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

Strategic Alliance with Bumimedic

In January 2006, a license and distribution agreement was executed with Bumimedic (Malaysia) Sdn. Bhd, a Malaysian pharmaceutical company that is a part of the Antah HealthCare Group, to market our low-dose interferon (natural human IFN) in Malaysia.  Given the problems associated with the natural human interferon supply, it is likely that the agreement with Bumimedic will be terminated as the Company can no longer supply Bumimedic with natural human IFN produced by Hayashibara.  Once the problems associated with the interferon supply are solved, the Company will most likely endeavor to enter into another such agreement with Bumimedic.

Strategic Alliance with Intas Pharmaceuticals

On January 7, 2010, the Company entered into a License and Supply Agreement with Intas Pharmaceuticals Ltd., an India-based pharmaceutical company with three decades of experience in the healthcare industry and a global presence in 42 countries worldwide. Given the problems associated with the natural human interferon supply, it is likely that the agreement with Intas will be terminated as the Company can no longer supply them with natural human IFN produced by Hayashibara.  Once the problems associated with the interferon supply are solved, the Company will most likely endeavor to enter into another such agreement with Intas Pharmaceuticals.

Patents and Proprietary Rights

Since inception, the Company has worked to build an extensive patent portfolio for low-dose orally administered interferon. This portfolio consists of patents with claims that encompass method of use or treatment, and/or composition of matter and manufacturing. As listed below, we presently own or license six issued patents, including one patent on our dietary supplement.

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

Cost of Compliance with Environmental Regulations

We incurred no costs to comply with environment regulations in 2013.

Competition

The pharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition. We believe that our ability to compete will be dependent in large part upon our ability to successfully reorganize, recapitalize, redevelop and test our products and continually enhance and improve our products and technologies. In order to do so, we must effectively utilize and expand our research and development capabilities and, once developed, expeditiously convert new technology into products and processes, which can be commercialized. Competition is based primarily on scientific and technological superiority, technical support, availability of patent protection, access to adequate capital, the ability to develop, acquire and market products and processes successfully, the ability to obtain governmental approvals and the ability to serve the particular needs of commercial customers.  Corporations and institutions with greater resources than us, therefore, have a significant competitive advantage. Our potential competitors include entities that develop and produce therapeutic agents for treatment of human and animal disease. These include numerous public and private academic and research organizations and pharmaceutical and biotechnology companies pursuing production of, among other things, biologics from cell cultures, genetically engineered drugs and natural and chemically synthesized drugs. Almost all of these potential competitors have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources and experience than us. Our competitors may succeed in developing products or processes that are more effective or less costly than any that may be developed by us or that gain regulatory approval prior to our products.  We also expect that the number of competitors and potential competitors will increase as more interferon alpha products receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these competitors may be more successful than us in manufacturing, marketing and distributing its products. There can be no assurance that we will be able to compete successfully.

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

In general, before any ethical pharmaceutical product can be marketed in the United States, the FDA will require the following process:

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

Substantial financial resources are necessary to fund the research, clinical trials, and related activities necessary to satisfy FDA requirements or similar requirements of state, local, and foreign regulatory agencies. At such time as ABI undertakes to commercialize any of its products, all necessary preclinical testing, clinical trials, data review, and approval steps will be judiciously executed to insure that the product satisfies all regulatory requirements at all levels.

505(b)(2)

ABI has historically followed and will continue to follow the traditional approval process for New Drugs as set out in Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act. If an alternative path to FDA approval for new or improved formulations of previously approved products is scientifically and economically feasible and beneficial to the Company and the public, ABI may choose to follow this alternative path as established by section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. This section of the Act permits the applicant to rely on certain preclinical or clinical studies conducted for an approved product as some of the information required for approval and for which the applicant has not obtained a right of reference.  The process of approval under 505(b)(2) will be followed as judiciously as 505(b)(1) or any regulation.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. ABI may choose to seek approval for a product satisfying the definition of and Orphan Drug if that product can be used to treat such an indication.  Orphan drug designation does not convey any advantage in or shorten the duration or rigidity of the regulatory review and approval process.

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

The policies of the FDA and foreign regulatory authorities may change and additional government regulations may be enacted which could prevent or delay regulatory approval of investigational drugs or approval of new diseases for existing products and could also increase the cost of regulatory compliance. It is not possible to predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

Research and Development

During the years ended December 31, 2013 and 2012, the Company incurred research and development expenses of $132,962 and $199,599, respectively. An integral part of the reorganization process is to refocus and realign research and development activities.  If a satisfactory replacement source of interferon is located and will serve the goals of the Company, adequate funds to conduct research and development will be allocated.  These research activities could include revitalization of the Company’s core technology.  Additionally, any number of other attractive technologies might be investigated.

Employees

The Company has 3 full-time and 1 part-time employees based in Amarillo, Texas. Of these employees, 2 are executive officers and 1 works in administrative and research and development capacities. The fourth employee is the Company’s general counsel.  Consultants in business and research development are also engaged as needed.

ITEM 2.                      DESCRIPTION OF PROPERTY.

Our executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot facility rented by us. The lease expires on June 30, 2014 and our monthly rent is $1,045 per month. We believe that the facilities are well maintained and generally suitable and adequate for our current and projected operating needs.

ITEM 3.                      LEGAL PROCEEDINGS.

Chapter 11 Reorganization Risks.
We filed for reorganization under Chapter 11 of the Bankruptcy Code on October 31, 2013 and are subject to the risks and uncertainties associated with the Chapter 11 Cases.

For the duration of our Chapter 11 Case, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our Chapter 11 Case includes the following:

•	our creditors or other third parties may take actions or make decisions that are inconsistent with and detrimental to the plans we believe to be in the best interests of the Company;

•	we may be unable to obtain court approval with respect to certain matters in the Chapter 11 Case from time to time;

•	the court may not agree with our objections to positions taken by other parties;

•	we may not be able to confirm and consummate a Chapter 11 plan of reorganization or may be delayed in doing so;

•	we may not be able to obtain and maintain normal credit terms with vendors, strategic partners and service providers;

•	we may not be able to continue to invest in our products and services, which could hurt our competitiveness;

•	we may not be able to enter into or maintain contracts that are critical to our operations at competitive rates and terms, if at all;

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

Chapter 11 Bankruptcy Actions by Date

The following table discloses the major events of the case since filing the voluntary petition on October 31, 2013.  The entire series of events and filings can be viewed in their entirety by going to the following website:  www.upshotservices.com/amarillobiosciences#

Date	Notes	Action or Document Name
October 31, 2013		Filed Voluntary Petition for Reorganization Chapter 11
November 1, 2013	SEC Form 8K	Public Disclosure of filing Chapter 11 Petition
November 1, 2013		Applied to Hire Underwood Law Firm as Counsel; Roger S. Cox
November 6, 2013		Filed motions to Pay: Critical Vendors, Personnel, Utilities & Insurance; Orders to Pay were received in due course
November 12, 2013		Filed SEC 10Q for 3rd Quarter of 2013; Additional Chapter 11 Disclosures included with 10Q
November 21, 2013		Filed Summary of Schedules and Statement of Financial Affairs
November 21, 2013		Filed List of Equity Security Holders
December 6, 2013		Motion to Authorize Post-Petition Financing Facility; Requested Expedited Hearing for Post-Petition Financing Facility
December 8, 2013		Order Granted Approving Retention and Employment of Counsel for Debtor in Possession (Underwood Law Firm; Roger Cox, Lead)
December 10, 2013		Creditors Hearing (341 Meeting) No Creditors Committee Formed
December 20, 2013		Interim Order Granting Post-Petition Financing Facility
December 23, 2013
Order Entered Establishing Interim Compensation and Reimbursement Procedure for Ordinary Course Professionals; Includes Barnes & Thornburg, LLP – Special Counsel for Intellectual Property; LBB & Associates, Ltd., LLC – Auditors and SEC Accountants; Johnson & Sheldon, PC. – Tax Accountants and Advisors

December 30, 2013		Retainer Distribution Authorized for October 31 through November 27, 2013
December 31, 2013		Debtor Filed Motion to Assume Unexpired Lease of Non-Residential Real Property – Corporate Office
January 15, 2014		Final Order Filed Granting Motion to Authorize Post-Petition Financing Facility
January 17, 2014		Filed Amended Summary of Schedules
January 17, 2014		Filed Motion to Extend Exclusivity Period (to and including April 29, 2014) Motion Subsequently Granted on or About February 18, 2014
February 12, 2014		Motion Filed for Immediate Entry of Order Establishing Procedures for Certain Transfers of Debtor’s Common Stock
February 12, 2014		Interim Order Entered Establishing Procedures for Certain Transfers of Debtor’s Common Stock

Date	Notes	Action or Document Name
February 13, 2014	SEC Form 8K
On February 13, 2014, the Bankruptcy Court entered an Interim Order Establishing Procedures for Certain Transfers of Debtor’s Common Stock (see http://www.upshotservices.com/amarillobiosciences go to Court Docket then Docket Number 96).  The Interim Order remains in effect until further order of the Bankruptcy Court. The Interim Order has been set for hearing at 10:00 am, February 27, 2014, at which time it may be extended, modified, or terminated. The Interim Order affects only shareholders owning beneficially, or expecting to acquire, 3,285,000 or more shares of the Company’s Common Stock (i.e., approximately 4.5%).

February 18, 2014		An order was entered granting the Debtor’s motion to assume the unexpired lease of the non-residential real property which is the ABI Corporate office.
February 18, 2014		The order was filed noticing the entry of an order on February 14, 2014, extending the exclusivity period of the debtor
February 19, 2014		Motion was filed requesting the second distribution of retainer for the Law firm.
February 20, 2014		Amended Schedule F with Summary Tables was filed; Schedule F is the list of unsecured non-priority creditors
February 21, 2014		Debtor filed Plan of Reorganization
February 21, 2014		Debtor filed Disclosure Statement for Plan of Reorganization
February 21, 2014		Debtor filed motion for Approval of Disclosure Statement
February 21, 2014		Debtor filed a Notice of Filing of Disclosure Statement and Notice of Hearing to be Held on March 27, 2014
February 21, 2014
The Company filed its Plan of Reorganization and Disclosure Statement under Chapter 11 of the US Bankruptcy Code in the US Bankruptcy Court for the Northern District of Texas, Amarillo Division, case No. 13-20393-11, on February 21, 2014

February 24, 2014		Debtor filed a motion for approval of the Disclosure Statement
February 26, 2014
Received Notice of Shareholder Status (form) resulting from entry of the order establishing procedures for certain transfers of Debtor’s common stock; Document indicated that Peter Quaisser may be a Substantial Shareholder based on the definition contained in the original motion.

February 26, 2014		Received Notice of “Substantial Shareholder” Status for Yasushi Chikagami and Akie Chikagami
February 26, 2014		Received Notice of “Substantial Shareholder” Status for Paul Tibbits
March 3, 2014		Debtor filed Notice of Receipt of Notice of Intent to Acquire Stock from Sue Burickson; the Notice was originally received on February 27, 2014
March 5, 2014
Debtor filed Objection to the following Proofs of Claim:  No. 13 by Patricia A. Folkerth; No. 4 by Luay Ashoo; No. 5 by Sue Burickson; No. 6 by Dr. Irving Slesar; No. 7 by Abraham Burickson; No 8 by Patricia M. Calcedo; No. 10 by Paul Spitz;

Date	Notes	Action or Document Name
March 5, 2014
The following Notices of Hearing for April 10, 2014 were filed: Debtor’s Objection to Proof of Claim for – No. 13, Patricia A. Folkerth; No. 4 by Luay Ashoo; No. 5 by Sue Burickson; No. 6 by Dr. Irving Slesar; No. 7 by Abraham Burickson; No 8 by Patricia M. Calcedo; No. 10 by Paul Spitz;

March 6, 2014	Filing of Second Interim Order (Entered March 5, 2014) Establishing Procedures for Certain Transfers of Debtor’s Common Stock
March 6, 2014	The U.S. Trustee for Region 6 appointed the following equity holders to the Official Committee of Equity Holders: Sue Burickson, William R. Gooch, M.D., and Irving Slesar, M.D.
March 2014	Debtor filed Objection to the following Proofs of Claim: No. 15 by Kay Bergmann March 6, 2014; No. 11 Jody L. Hagemann March 10, 2014; No. 18 Trisha A Brown March 13 2014;
March 2014
The following Notices of Hearing for April 10, 2014 were filed: Debtor’s Objection to Proof of Claim for – No. 15 by Kay Bergmann March 6, 2014; No. 11 Jody L. Hagemann March 10, 2014; No. 18 Trisha A Brown March 13 2014;

March 7, 2014	Debtor filed Motion to Extend Proof of Claim Filing deadline for Bio-Stasis International, Inc.
March 11, 2014	Order (entered March 10, 2014) Granting Debtor’s Motion to Extend Proof of Claim Filing Deadline for Bio-Stasis International, Inc
March 11, 2014
A notice of a hearing for April 10, 2014 was filed; the items included:  The Notice of Intent to Purchase, Acquire, or Accumulate Amarillo Biosciences, Inc. Common Stock submitted by Sue Burickson (Doc. No. 122) and the Debtor’s Objection to Notice of Intent to Purchase, Acquire, or Accumulate Amarillo Biosciences, Inc. Common Stock Filed by Sue Burickson (Doc. No. 127)

March 19, 2014	Debtor filed an amendment to the Statement of Financial Affairs; the Notice of the amendment was properly filed
March 20, 2014	Debtor filed a Certificate of No Objection in reference to the motion for the second distribution of retainer
March 21 2014	An order was entered approving the second distribution of retainer to the Law firm for the period November 28, 2013 through January 31, 2014
Monthly Operating Reports Were Filed for November, 2013; December, 2013; January, 2014, and February, 2014
March 27, 2014	Filing and disclosure of Notice of Disclosure Statement Revisions
March 27, 2014	Filing and disclosure of Amended Disclosure Statement for Plan of Reorganization
March 27, 2014	Hearing conducted to approve Debtor’s Disclosure Statement
March 28, 2014	Order entered approving Debtor’s Disclosure Statement, Notice of Confirmation Hearing, and Setting date for voting and filing objections to confirmation of Debtor’s Plan

Date	Notes	Action or Document Name
April 1, 2014		Filed, published, noticed parties of interest, and disclosed Notice of Hearing of Debtor’s Plan of Reorganization
April 2, 2014	SEC Form 8K
The Court held a hearing to consider approval of the Company’s proposed Disclosure Statement on March 27, 2014. The Court found that the Disclosure Statement contains “adequate information,” and on March 28 entered an ORDER APPROVING DEBTOR’S DISCLOSURE STATEMENT, NOTICE OF CONFIRMATION HEARING, AND SETTING DATE FOR VOTING AND FILING OBJECTIONS TO CONFIRMATION OF DEBTOR’S PLAN. The Debtor’s Plan of Reorganization, Disclosure Statement, the aforesaid Order, and all other court filings can be viewed online (see http://www.upshotservices.com/amarillobiosciences under “court docket”). The hearing on confirmation of Debtor’s Plan of Reorganization was set for May 20, 2014 at 1:00 p.m.

April 10, 2014	SEC Form 8K	Disclosed Notice of Hearing on Confirmation of Debtor’s Plan of Reorganization

The Plan of Reorganization was filed with the Bankruptcy Court in the Northern District of Texas on February 21, 2014 along with the Disclosure Statement.  The Disclosure Statement was amended and filed as the Amended Disclosure Statement on March 27, 2014.  The Amended Disclosure Statement was approved by the Court and an Order of Approval entered on March 28, 2014.  A Confirmation Hearing for the Plan of Reorganization was scheduled for May 20, 2014.  The proper noticing procedures were executed and all necessary notices and ancillary materials were sent to all of the proper parties of interest in the case on or before the deadline for notification of parties, April 10, 2014.

IN THE UNITED STATES BANKRUPTCY COURT
FOR THE NORTHERN DISTRICT OF TEXAS
AMARILLO DIVISION
IN RE:	§
§
Amarillo Biosciences, Inc.,	§	Case No. 13-20393-RLJ-11
§
Debtor.	§

DEBTOR’S PLAN OF REORGANIZATION

AMARILLO BIOSCIENCES, INC., Debtor and Debtor in Possession (“ABI” or “Debtor”), submits this Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code:
ARTICLE 1
Definitions
1.01. ABI:  Amarillo Biosciences, Inc., the Debtor and Debtor in Possession in this case.

1.02. Administrative Expense Claims:  Claims that arise from those expenses described in Section 503 of the Bankruptcy Code.

1.03. Affiliate:  For purposes of the Plan, “Affiliate” has the meaning found in Section 101 of the Bankruptcy Code.

1.04. Allowed Claim:  A claim with respect to which: (a) a proof of claim has been filed with the Court on or before the Bar Date, or (b) Debtor has scheduled in a list of creditors prepared and filed with the Court pursuant to Rule 1007, and such claim is not listed as disputed, contingent, or unliquidated as to amount; and in either case, a claim: (i) to which no objection has been timely filed by any party-in-interest, or (ii) that has been allowed by order of the Court that has become final and is no longer subject to appeal.

1.05. Allowed Unsecured Claim of Yang:  The unsecured claim of Yang arising from Yang’s funding of the continuing operating expenses of Debtor pre-petition, accrued and unpaid obligations of Debtor under the Pre-Petition Credit Documents, and from funding provided pursuant to the Post-Petition Loan Agreement, but excluding the amount of the Allowed Secured Claim of Yang.  The Class Two Claim of Yang.1

1.06. Allowed Priority Claim:  An Allowed Claim for which the holder asserts and is determined to be entitled to priority under Section 507, et seq., of the Bankruptcy Code in an amount allowed by final order of the Court. Administrative Expense Claims or Class One Claims.

1.07. Allowed Secured Claim of Yang:  An Allowed Secured Claim against Debtor held by Yang, secured by substantially all of Debtor’s assets, in particular its tangible and intangible personal property.  This claim relates to the secured portion of Debtor’s obligations to Yang under the Pre-Petition Credit Documents.  The Class Three Claim of Yang.

1.08. Allowed Unsecured Claims of General Unsecured Creditors:  An unsecured Allowed Claim against Debtor that is not an Allowed Priority Claim or an Allowed Unsecured Claim of a creditor in Class Two or Class Five.  The Class Four Claims.

1.09. Applicable Federal Rate:  The applicable federal rate of interest as determined pursuant to Section 1274(d) of the Internal Revenue Code (“IRC”).

1.010. Bankruptcy Code:  The United States Bankruptcy Code as codified at 11 U.S.C. § 101, et seq.  Text references to statutory code sections refer to the Bankruptcy Code unless otherwise indicated.

1.011. Bankruptcy Court:  United States Bankruptcy Court for the Northern District of Texas, Amarillo Division (or a successor court having bankruptcy jurisdiction).

1.012. Bankruptcy Rules:  The Federal Rules of Bankruptcy Procedure, and where appropriate, the applicable local rules of the Bankruptcy Court.

1.013. Bar Date: The deadline fixed by the Court as the last day for filing a proof of claim. As of the date of this Plan, that date was set as March 10, 2014 for non-governmental claimants.

1.014. Ballot Deadline:  The deadline for submitting ballots to vote to accept or reject this Plan.  The Ballot Deadline will be set in an order of the Bankruptcy Court upon or after approval of the Disclosure Statement.2

1.015. Cash Contribution:  Funds to be paid by Yang upon the Effective Date to Debtor to be used by Debtor to consummate this Plan, including the distributions to the Unsecured Creditors as set forth in the Plan.  The Cash Contribution is in the amount of $250,000.00.

1.016. Causes of Action:  Causes of action held by Debtor or the Estate against third parties, including Chapter Five Causes of Action.

1.017. Chapter Five Causes of Action.  Any claim or action arising under Section 510, 544 – 551 (inclusive), or 553, or otherwise arising under the Bankruptcy Code.

1  This does not include claims, if any, that Yang or any Affiliate of Yang may acquire or have acquired from a third party; the Allowed Unsecured Claim of Yang and the Allowed Secured Claim of Yang is limited to funds actually advanced by Yang to ABI.
2  It is anticipated that the order approving a disclosure statement will include a specific date that will serve as the Ballot Deadline.

1.018. Common Equity:  All issued and outstanding common stock in or to ABI as of October 31, 2013 (73,291,008 issued and outstanding shares).

1.019. Common Equity Security Holders:  Holders of any common stock issued pre-petition by Debtor.  The Class Eight Interest Holders.

1.020. Confirmation:  Approval of the Plan by the Court, which shall occur the date upon which the Confirmation Order is entered.

1.021. Confirmation Order:  The order of the Court confirming the Plan of Reorganization.

1.022. Consummation:  The time when the last act required under the Plan has been completed.

1.023. Debtor:  Amarillo Biosciences, Inc. (“ABI”), a Texas corporation whose principal office is in Amarillo, Texas, the Debtor and Debtor-in-Possession (“DIP”) in this case.

1.024. Dollars:  United States dollars.  Any reference to currency or monetary values in this Plan is to United States dollars.

1.025. Effective Date:  Twenty-eight (28) days following the entry of the Confirmation Order or such other date as agreed upon by Debtor and Yang following Confirmation.

1.026. Equity Security Holders: The Common Equity Security Holders and the Preferred Equity Security Holders, whenever referenced collectively.

1.027. FINRA:  Financial Industry Regulatory Authority; www.finra.org.

1.028. General Unsecured Creditors:  Those creditors who hold allowed unsecured claims, other than (and excluding any claim of) Yang.

1.029. Governmental Effective Date:  Thirty days following the later of the governmental bar date or the Effective Date.

1.030. Hayashibara:  Hayashibara Co., Ltd., of Okayama, Japan, now the purported owner and holder of the HBL Notes.

1.031. HBL:  Hayashibara Biochemical Laboratories, Inc., the original holder of the HBL Notes.

1.032. HBL Notes:  Two promissory notes, each in the original principal amount of one million each ($1,000,000.00), originally payable to HBL, now purportedly held by Hayashibara.

1.033. IRC:  The United States Internal Revenue Code of 1954, as amended, as codified at Title 26, United States Code.

1.034. Insider:  Insider is given the meaning found in Section 101(31) of the Bankruptcy Code.

1.035. Nagase:  Nagase & Co., Ltd.  On information and belief, Nagase is an affiliate of Nagase America Corp., and it is the owner or parent company of Hayashibara.

1.036. New ABI:  ABI (as of the filing of this Plan, the Debtor) on and after:  (i) the Effective Date and (ii) the closing of the reverse stock split and the issuance of new common stock under this Plan.

1.037. Petition Date:  The date on which Debtor filed its petition for relief, October 31, 2013.

1.038. Plan:  This Plan of Reorganization, including the addendum, attached to and incorporated in the Plan.

1.039. Post-Confirmation Forbearance Agreement: An agreement between Yang and Debtor providing for forbearance on collection of Yang’s security interest in the Yang Collateral for a minimum period of twelve months after the Effective Date, consistent with the terms of this Plan.

1.040. Post-Petition Financing Claim:  The claim of Yang arising from Yang’s funding of the continuing operating expenses of Debtor, pursuant to the Post-Petition Loan Agreement, part of the Allowed Unsecured Claim of Yang.

1.041. Post-Petition Loan Agreement: That certain Loan Agreement entered into by and between Debtor and Yang on December 20, 2013 (effective as of the Petition Date), and approved by the Court in an interim order on December 20, 2013 (Doc. No. 66) and in a final order entered January 15, 2014 (Doc. No. 86).

1.042. Preferred Equity:  All issued and outstanding shares of Class 2010-A preferred stock in ABI, being 3,262 shares that are believed held by Tibbits.

1.043. Preferred Equity Security Holders: Holders of any equity securities that have preference rights over general equity securities.  The only known Preferred Equity Security Holder is Paul Tibbits, who is believed to hold 3,262 shares out of 10,000 authorized Class 2010-A preferred stock.

1.044. Pre-Petition Credit Documents: The July 19, 2013 Promissory Note from ABI to Yang (renewal of prior debt); the July 25, 2013 Promissory Note from ABI to Yang; the Security Agreement dated July 25, 2013, between ABI and Yang; any other pre-petition documents evidencing the pre-petition claim of Yang.

1.045. Retained Assets:  The assets of Debtor that will revest in Debtor on the Effective Date, subject to the Allowed Secured Claim of Yang. The Retained Assets will be and include all assets of Debtor’s estate.

1.046. SEC:  Securities and Exchange Commission - United States of America.

1.047. Secured Claims:  Allowed secured claims of any creditor whose claim is secured by a valid, perfected security interest in pre-petition property of Debtor, other than Yang.  The Class Six Claims.

1.048. Tibbits:  Paul Tibbits, and to the extent she has any direct or marital property interest, his spouse, Marian Tibbits.

1.049. Unclassified Claims:  Claims that pursuant to Section 1123(a)(1) of the Bankruptcy Code are not classified and that includes collectively all claims accorded priority pursuant to Sections 507(a)(1), 507(a)(2), and 507(a)(8) of the Code.

1.050. Unsecured Creditors:  All Unsecured Creditors, other than Yang, holding unsecured claims that are not Allowed Priority Claims; generally, the Class Four and Class Five Claimants.

1.051. Yang:  The Yang Group, Taiwan, is an association, the principal of which is Patrick Ng of Canada.  Yang is the creditor holding the Class Two and Class Three Claims and the “secured party” under the Yang Financing Statement.

1.052. Yang Collateral:  The assets pledged by Debtor in accordance with the Pre-Petition Credit Documents, including any proceeds, which currently secure the Class Three Secured Claim of Yang.

ARTICLE 2
Classification of Claims
Administrative Expense Claims that are accorded priority pursuant to Section 507(a)(1) and Allowed Priority Claims pursuant to Sections 507(a)(2) and 507(a)(8) are not separately classified.

2.01.	Class One: Allowed Priority Claims under Section 507(a)(3) to (a)(7) of the Bankruptcy Code.

2.02.	Class Two: Allowed Unsecured Claim of Yang.

2.03.	Class Three: Allowed Secured Claim of Yang.

2.04.	Class Four: Allowed Unsecured Claims of General Unsecured Creditors.

2.05.	Class Five: Administrative Convenience Claims.

2.06.	Class Six: Allowed Secured Claims, other than the Secured Claim of Yang.

2.07.	Class Seven: The interests of the Preferred Equity Security Holders.

2.08.	Class Eight: The interests of the Common Equity Security Holders.

2.09.	Class Nine: The interests of the holders of Warrants and Options.

ARTICLE 3
Treatment of Claims and Interests
Except as expressly provided in this Plan, all classes of claims are impaired to some extent under the Plan.

3.01.           Unclassified Administrative Claims. Administrative Expense Claims that are accorded priority pursuant to Section 507(a)(1) and Allowed Claims under 507(a)(2) are not impaired and shall receive cash in the full amount of each such claim on the later of: (i) the Effective Date, or (ii) ten days after such claim becomes an Allowed Claim, unless the holder of the claim agrees to less favorable treatment. It is not believed that there are any such claims in this category other than administrative claims owing Debtor’s counsel and Debtor’s other retained professionals, which claims will be paid subject to Court approval from the post-petition financing provided by Yang.

3.02.           Unclassified Tax Claims.  Allowed Priority Claims pursuant to Section 507(a)(8) are not impaired and shall be paid as follows:

1.           Claims that are equal to or less than $1,000 in amount will be paid in full on or within sixty (60) days after the Governmental Effective Date;

2.           Claims that are greater than $1,000 in amount will be paid, at the option of Debtor: (a) in full on or within sixty (60) days after the Governmental Effective Date, or (b) by deferred annual cash payments over the next four (4) years. Each of the deferred annual payments will be twenty-five percent (25%) of the Allowed Claim amount, plus interest as determined pursuant to 11 U.S.C. § 511, with the first payment due one (1) year after the Governmental Effective Date.  Debtor expressly reserves the right to prepay any deferred Unclassified Tax Claim; and

3.           Except as may otherwise be agreed to by the parties, within sixty (60) days after the Governmental Effective Date, New ABI shall file its objection to the allowance of a claim pursuant to Section 507(a)(8) that is disputed.  Ten (10) days after the entry of a final order allowing the amount, if any, of such claim, the allowed portion of all such disputed claims shall be paid consistent with the provisions above.  It is not believed that there are any such unpaid claims in this category.

3.03.           Class One.  Allowed Priority Claims under Section 507(a)(3) to (a)(7) of the Bankruptcy Code shall be paid in cash in full on the Effective Date of the Plan, unless otherwise agreed by the applicable claimant.  Class One is not impaired under the Plan.

                3.04           Class Two.  The Allowed Unsecured Claim of Yang is deemed allowed in an amount to be determined on the Effective Date.  This amount consists of:

a.	$1,256,792.89 principal plus accrued interest, advanced by Yang pursuant to the Pre-Petition Credit Documents;

b.	Plus all amounts advanced as of the Effective Date by Yang to Debtor, including that evidenced by the Post-Petition Loan Agreement;

c.	Plus any amount required to be paid by Yang to pay Administrative Expense Claims;

d.	Less the deemed value of Yang’s Secured Class Three Claim in the amount of $150,000.00.3

Yang shall receive 80% of the equity interest in New ABI in exchange for extinguishment of its Class Two Claim against Debtor and payment of the Cash Contribution.  Upon issuance of 80% of the equity interest in New ABI to Yang, Debtor will have no further obligation for payment of the Class Two Claim.  Class Two is impaired under the Plan.

3.05           Class Three.  On the Effective Date, the Class Three Secured Claim of Yang shall be deemed allowed in the amount of $150,000.00, secured by the same assets that secured Yang’s pre-petition secured claim (See Texas Financing Statement No. 13-0029795076). This claim shall bear interest at the Applicable Federal Rate, and be fully amortized and paid as follows:  five (5) consecutive equal annual installments of combined principal and interest, beginning September 1, 2014, and continuing on the same date of each succeeding year until September 1, 2018, when the obligation is due and payable in full.

3.06.           Class Four.  Each of the General Unsecured Creditors holding an Allowed Claim (and who has not elected Administrative Convenience treatment under Class Five) will be paid an amount equal to six percent (6%) of its Allowed Claim no later than ninety (90) days after the later of the Effective Date or final resolution of all claim objections.  Objections to any Class Four Claims must be filed within twenty-eight (28) days after the Effective Date.  Upon distribution of the amount set forth in this paragraph, the remaining balance of the Class Four Claims will be discharged with respect to Debtor, and Debtor will have no further obligation for payments to Class Four Claimants.  A claimant’s negotiation of any check or instrument evidencing this distribution will be deemed to be in full and complete satisfaction of all claims of that claimant against the Debtor or any Affiliate of the Debtor.  Class Four is impaired.

3.07.           Class Five (Administrative Convenience).  Any holder of a Class Four Claim may elect to accept Administrative Convenience treatment, as follows:  any holder of an allowed Class Four Claim who timely elects Administrative Convenience treatment under this Class Five will be paid the lesser of:  (i) its Allowed Claim amount (without interest) or (ii) $500.00 within twenty-eight (28) days after the Effective Date.

To elect Administrative Convenience treatment, a claimant must elect such treatment in writing on or before the Ballot Deadline.4

A claimant’s negotiation of any check or instrument evidencing this distribution will be deemed to be in full and complete satisfaction of all claims of that claimant against the Debtor or any Affiliate of the Debtor.  Class Five is impaired.

3.08.           Class Six.  Any Class Six Secured Claims will be paid by New ABI according to the terms of the existing loan and security documents. Each secured claimant will retain its respective security interests in the collateral securing its claim. To the extent a Class Six Claimant is under-secured, (a) it will have no

3  The net amount of this Class Two Claim is not less than $1,216,765.12 as of the date this Plan is filed.  It may increase in amount based on post-petition advances from Yang to ABI.
4  The form and mechanism for exercising this election will be set forth on the Class Four Ballot form.

recourse for such deficiency against New ABI, and (b) it may seek to have its deficiency treated as a Class Four Allowed Unsecured Claim, subject to objections of New ABI. To the Debtor’s best knowledge and belief, no such claims exist in this class. Class Six is impaired under the Plan.

3.09.           Class Seven (Preferred Equity).  The interests of the Preferred Equity Security Holders of ABI will be canceled on the Effective Date, which cancellation shall be deemed to occur simultaneously with the issuance of new stock to Yang as described in the Plan; provided, however, that the Preferred Equity Security Holders will be deemed to have been issued 3,262,000 shares of Common Equity immediately prior to the reverse split of the Common Equity as contemplated under Class Eight.5  This is more fully described in the Addendum to this Plan.  Upon issuance of the new (common) stock in New ABI to the Preferred Equity Security Holders, the remaining balance of any Class Seven Claims or interests will be discharged, and Debtor will have no further obligation for payments to Class Seven Claimants or interests.6  Class Seven is impaired under the Plan.

3.010.           Class Eight (Common Equity).  The interests and claims of the Common Equity Security Holders of ABI will be canceled on the Effective Date, which cancellation shall be deemed to occur simultaneously with the issuance of new stock in New ABI to Yang and the implementation of a reverse stock split for all Common Equity Security Holders7 as described in the Addendum to this Plan.  Upon issuance of the new stock in New ABI, and implementation of the reverse stock split, Debtor will have no further obligation for payments or other consideration to Class Eight Interests.  Class Eight is impaired under the Plan, and it is deemed to have rejected the Plan.

3.011.           Class Nine (Warrants and Options).  The interests and claims of the holders of any warrants or options to purchase common stock in ABI will be treated as follows:  warrants and options will be converted by a negative factor of 19 (consistent with the 1:19 reverse stock split in Class Eight) so that each 19 warrants or options would be reduced to one (1), with all other conversion or exercise rights to remain in effect, as to the newly issued stock in New ABI, subject, however, to a proportionate conversion in the per-share purchase price, as more specifically set forth in the Plan Addendum.  The specific conversion affecting known warrants and options holders is set forth in the Plan Addendum.  Class Nine is impaired under the Plan, and it is deemed to have rejected the Plan.

3.012.           Cancellation and Issuance of Stock.  The deemed conversion of the Preferred Equity, the reverse split of the Common Equity, and issuance of stock in New ABI as contemplated by this Plan are set forth and more fully described in Article 4 and in the Plan Addendum.

ARTICLE 4
Implementation of the Plan
4.01.           Except as otherwise provided in the Plan, New ABI will remain in possession and ownership of all of the assets of Debtor (i.e., all assets of the estate will vest in New ABI), without any liquidation of assets being contemplated by this Plan, and it will continue to maintain and operate Debtor’s assets and affairs, post-confirmation.  After the Effective Date, additional capitalization and financing of New ABI may be made on an as-needed basis by Yang.  All liens and security interests of Yang in the Yang Collateral and the Retained Assets will be preserved and remain in full force and effect.  New ABI will take such actions as required by Yang to enforce, preserve, and otherwise maintain such liens and encumbrances, including without limitation executing any new documents, financing statements, or other instruments.  Documentation acceptable to Debtor and Yang will be executed and delivered to implement the Plan.

5  This deemed issuance is in addition to any existing common equity ownership – see the Plan Addendum.
6  Accrued, unpaid dividends, if any, that were due and unpaid as of the Petition Date will be treated under Class Four.
7  Including the deemed converted interest of the Preferred Equity Security Holders.

4.02.           Prior to the Effective Date, Debtor will estimate the amount of Administrative Expense Claims to be paid and pay such claims.8  If Debtor has insufficient funds to pay such claims, then Yang will pay, or make arrangements to pay, such estimated claims pursuant to this Plan.  (Any such items paid by Yang will become part of the Financing Claim of Yang.)

4.03.           On or before the Effective Date, Debtor will arrange post-Confirmation financing with Yang sufficient to fund payments necessary to pay all Class One Claims, if any.

4.04.           On or before the Effective Date, Yang shall pay into Debtor the Cash Contribution, to be utilized consistent with this Plan.

4.05.	On the Effective Date, Debtor shall become “New ABI” for purposes of this Plan and shall:

a.	Pay the claims amounts, if any, due for Unclassified Claims or Class One Claims pursuant to the terms of the Plan;

b.	Grant and convey a security interest in the Retained Assets and the Yang Collateral to Yang for its Class Three Claim; and

c.
Cancel all of the stock of the Preferred Equity Security Holders (subject to the conversion to common equity described in the Plan Addendum), implement a reverse stock split for all Common Equity Security Holders and issue new stock in New ABI as stated in this Plan.  All stock certificates of the Preferred Equity Security Holders will be deemed canceled, and the Common Equity Security Holders will undergo the reverse stock split upon the extinguishment of the Allowed Unsecured Claim of Yang and issuance of the new stock in New ABI under this Plan.  Debtor will issue new New ABI stock to Yang and the Preferred Equity Security Holders and implement the reverse stock split for all Common Equity Security Holders on the Effective Date in exchange for extinguishment of the Allowed Unsecured Claim of Yang, Yang’s payment of the Cash Contribution, and otherwise in satisfaction of the Class Seven and Eight interests and claims, respectively.9

4.06.           Upon becoming the owner of the stock in New ABI, Yang, as the holder of 80% of the issued and outstanding common stock in New ABI, may immediately elect or appoint new directors, who may immediately appoint new officers.

4.07.           Within twenty-eight (28) days after the Effective Date, New ABI shall disburse the Administrative Convenience payments to those creditors with allowed claims electing treatment under Class Five (Administrative Convenience).

4.08.           Subject to the claims objection process contemplated by the Plan, ABI will disburse cash necessary to treat the holders of Allowed Claims as provided in Article 3 of the Plan.

ARTICLE 5
Executory Contracts
5.01.           Executory Contracts and Unexpired Leases. All contracts of insurance and all of the leases entered into by Debtor, as lessee, in the ordinary course of business and that remain as property of Debtor as of the Effective Date shall be deemed assumed by, and assigned to, New ABI as of the Effective Date (the “Assumed Leases”). In addition to the Assumed Leases, the additional leases and executory contracts set forth herein shall be assumed by Debtor, and deemed assigned to New ABI, as of the Effective Date.  Such additional leases and executory contracts are:  None.

8  Subject to approval of fees and expenses incurred by professional persons.
9  See the Plan Addendum for more detailed treatment of Classes Seven, Eight, and Nine.

Any lease or executory contract that is not an Assumed Lease or that is not listed in this Section shall be deemed rejected as of the Effective Date unless a motion to assume such lease or executory contract is filed prior to Confirmation.  The Debtor may implement a procedure for estimating claims for voting purposes, including claims, if any, from contract rejection.

5.02.           Allowance and Payment of Cure Sum Claims. Any entity whose executory contract or lease is assumed by New ABI pursuant to the Plan must file its cure sum claim10 with the Court within thirty (30) days after the Effective Date (“Cure Sum Claim Bar Date”), or the right to assert such cure sum claim shall be deemed forever waived and barred.

Except as may otherwise be agreed to by the parties, within twenty-one (21) days after the Cure Sum Claim Bar Date, New ABI will pay all undisputed cure sum claims or file its objection to the Allowance of any cure sum claims that are disputed.

All disputed cure sum claims will be paid within ten (10) days after entry of a final order determining the amount of such cure sum claim; provided, however, that New ABI may, in its sole discretion, reject any previously assumed contract or lease to which it has interposed an objection to the allowance of the cure sum claim, within two (2) business days after the entry of a final order allowing the cure sum claim.

5.03.           Bar Date for Filing Proofs of Claim Relating to Rejected Executory Contracts and Leases.  If the rejection of an executory contract or unexpired lease gives rise to a claim, that claim will be forever disallowed, barred, and will be unenforceable against Reorganized Debtor, unless that claim is filed within thirty (30) days after the latter of the Effective Date or the date on which New ABI elects to reject a contract or lease otherwise previously assumed by the Plan.

ARTICLE 6
Releases and Injunctions
6.01.           Discharge of Debtor.  Except as otherwise provided in the Plan or the Confirmation Order, the rights afforded under the Plan and the treatment of all claims, and interests of Equity Security Holders under the Plan will be in exchange for and in complete satisfaction, discharge, release, and cancellation of all claims against the Debtor and the interests of the Equity Security Holders of any nature whatsoever, including, without limitation, any interest accrued on any claim from and after the Petition Date, against Debtor, New ABI, or any of their respective assets and properties, including subsidiaries of New ABI.  (Consistent with the treatment set forth herein with respect to the Class Three Allowed Secured Claim of Yang, that secured claim is not discharged and will be paid according to this Plan, as it may be amended, and all liens and security interests of Yang in and to the Yang Collateral and Retained Assets shall be preserved and remain in full force and effect.)  Except as otherwise provided in the Plan or the Confirmation Order, the Confirmation shall, as of the Effective Date:

1.           Discharge Debtor and New ABI from all claims, demands, liabilities, other debts, or interests that arose on or before the Effective Date, and all debts of the kind specified in Sections 502(g), 502(h), or 502(i) of the Bankruptcy Code, whether or not:

a.           A proof of claim based on such debt is filed or deemed filed pursuant to Section 501 of the Bankruptcy Code;

b.           Such claim is allowed pursuant to Section 502 of the Bankruptcy Code; or

c.           The holder of a claim has accepted the Plan.

10  In other words, the amount of money claimed as necessary for Debtor or the Reorganized Debtor to cure a past default.

2.           Terminate and cancel all rights and interests of the Preferred Equity Security Holders and the Common Equity Security Holders;11 and

3.           Preclude all persons from asserting against New ABI, its successors, Affiliates, or its assets or properties, any other or further claim based upon any act or omission, transaction, or other activity of any kind or nature that occurred prior to the Effective Date.

6.02.           Injunction Related to the Discharge.  Except as otherwise provided in the Plan or the Confirmation Order, all persons and entities, including the Equity Security Holders, that have held, currently hold, or may hold equity security interests, claims, or other debts or liabilities against Debtor or New ABI that are discharged pursuant to the terms of the Plan are PERMANENTLY ENJOINED, on and after the Effective Date, from taking any of the following actions on account of any such claims, debts, liabilities, or equity security interests:

1.           Commencing or continuing in any manner any action or other proceeding of any kind with respect to any such claim, debt, liability, or equity security interests, or right, other than to enforce any right pursuant to this Plan;

2.           Enforcing, attaching, collecting, or recovering in any manner any judgment, award, decree, or order against Debtor, New ABI, their Affiliates, or their property or interests in property, on account of any such claim, debt, liability, or equity security interests;

3.           Creating, perfecting, or enforcing any lien or encumbrance against Debtor, New ABI, or their property or interests in property on account of any such claim, debt, liability, or equity security interest;

4.           Asserting any right of setoff, subrogation, or recoupment of any kind against any debt, liability, or obligation due to Debtor or New ABI or against its property or interests in property on account of any such claim, debt, liability, or equity security interest; and

5.           Commencing or continuing any action, in any manner, in any place that does not comply with or is inconsistent with the provisions of the Plan or the Confirmation Order.

Such injunction extends to and for the benefit of any successor of Debtor, including, without limitation, New ABI and its respective property and interests in property.  Any entity injured by any willful violation of such injunction shall recover actual damages, including costs and attorneys’ fees, and, in appropriate circumstances, may recover punitive damages, from the willful violator.

6.03.           Terms of Bankruptcy Injunction or Stays.  All injunctions or stays provided for in Section 362 of the Bankruptcy Code, or otherwise, and in existence at Confirmation, remain in full force and effect until the Effective Date.

6.04.           Releases by Holders of Claims.  On the Effective Date, in exchange for and in consideration of, among other things, the payments set forth in this Plan by or on behalf of Debtor for the benefit of holders of Allowed Claims, the financing provided to Debtor and the present and future undertakings in accordance with the terms of the Plan, each holder of a claim or interest (including equity) shall be deemed to release and forever waive and relinquish, unconditionally:  all claims, debts, obligations, demands, liabilities, suits, judgments, damages, rights, and Causes of Action, whatsoever (other than the right to enforce Debtor’s or New ABI’s obligations under the Plan and the contracts, instruments, releases, and other agreements and documents delivered under the Plan), whether liquidated or unliquidated, fixed or contingent, matured or unmatured, known or unknown, then existing or thereafter arising, in law, equity, or otherwise that are based in whole or in part upon any transactions or matters with Debtor, or in connection with this bankruptcy case,

11  Subject, however, to the simultaneous issuance of stock in New ABI under this Plan.

the Plan, or the Disclosure Statement that occurred or could have occurred on or prior to the Effective Date against ABI and its agents, officers, directors, employees, professionals, or its successors and assigns, including New ABI (collectively, “the Released Persons”).

6.05.           Injunction Related to Releases.  The Confirmation Order will constitute an injunction permanently enjoining the commencement or prosecution by any person or entity, including, without limitation, Equity Security Holders, whether directly, derivatively, or otherwise, of any claim, demand, debt, liability, cause of action, or right that is released, discharged, or waived pursuant to the Plan against the Released Persons.

6.06.           Exculpation.  From and after the Effective Date, and except as provided by the Plan, neither Yang nor any of its respective members, officers, directors, employees, professionals (e.g., lawyers or accountants), lenders, or other representatives, shall have or incur any liability to any holder of a Claim, Preferred Equity Securities, or Common Equity Securities for any act or omission in connection with, related to, or arising out of the bankruptcy case, the pursuit of Confirmation of the Plan, the consummation of the Plan, or the administration of the Plan or the property to be distributed under the Plan (including objections to, and settlements of, claims under the Plan), except for willful misconduct or gross negligence. Yang and each of its respective members, officers, directors, employees, professionals, lenders, or other representatives shall be entitled to rely upon the advice of counsel with respect to their duties and responsibilities under the Plan.

To the extent Yang has a lien on (or security interest in) any Causes of Action that the estate became entitled to bring at any time pre- or post-petition, Yang and New ABI shall release Debtor and the Released Persons, and other professionals from liability for or on any such Causes of Action.  This release(s) shall be effectuated by independent agreement and documentation executed contemporaneous with Confirmation of the Plan.  (This release does not affect the right of Yang, in its sole discretion, to pursue any such Causes of Action against unreleased third parties.)

ARTICLE 7
Additional Provisions
7.01.           Vesting of Property. Upon Confirmation of the Plan and except as otherwise provided in this Plan, all of the property of the Chapter 11 estate shall vest in New ABI.  Such vesting is expressly subject to the duties of New ABI and the rights of Yang as set forth in this Plan.

7.02.           Retention of Jurisdiction.  Until full consummation of the Plan, the Bankruptcy Court shall retain jurisdiction for the following purposes:

1.           The determination of all questions and disputes regarding title to the assets of the estate, and determination of all Causes of Action, controversies, disputes, or conflicts, whether or not subject to action pending as of the date of Confirmation, between Debtor and any other party-in-interest;

2.           The correction of any defect, curing of any omission, or reconciliation of any inconsistency in the Plan, the order of Confirmation, or other document or instrument as may be necessary to carry out the purposes and intent of the Plan;

3.           The modification of this Plan after Confirmation;

4.           The enforcement and interpretation of the terms and conditions of this Plan, which specifically includes hearing objections to claims and resolution of disputes with respect to Retained Residuals and leases to which Debtor is a party; and

5.           The entry of any order necessary to enforce the title, rights, and powers of Debtor, and to impose such limitations, restrictions, terms, and conditions as the Bankruptcy Court may deem necessary.

7.03.           Discrepancies.  In the event of a discrepancy between the terms of the Plan and the Disclosure Statement, the terms of the Plan shall control.

7.04.           Future Earnings.  All income of Debtor shall be paid to New ABI, subject only to the continued perfected liens and security interests of Yang.

7.05.           Causes of Action.  All of the Causes of Action, will be retained by and remain the property of New ABI, except as set forth in this Plan.  Without limitation, the Causes of Action include any rights or claims arising under Chapter 5 of Title 11 and any claims or causes of action arising out of any infringement upon the Debtor’s patents or other intellectual property.

7.06.           No Waiver. Nothing contained herein shall constitute a waiver or release of any claim, counterclaim, or dispute that Debtor may have regarding the validity of any claim or lien by way of a subsequent adversary proceeding or amendment to the Plan in the event this Plan is not confirmed as filed.  The treatment outlined in this Plan is for the purposes of this Plan only and only in the event of Confirmation of this Plan, and Debtor reserves the right to provide for different treatment of any claim in any amended or supplemental plan submitted by Debtor under this or any other chapter of the Bankruptcy Code.

7.07.           Values.  Any values set forth or referenced in this Plan are Debtor’s estimate based only upon work performed by Debtor, Debtor’s counsel, or independent accountants hired by Debtor.  In the event of a valuation hearing, Debtor reserves the right to present and rely upon expert appraisal testimony that may contradict the values set forth herein.  These values (and those referenced in the accompanying disclosure statement) are also subject to further orders of the Bankruptcy Court.

7.08.           Other Definitions. Except as expressly provided herein (as allowed under the Bankruptcy Code), reference is made to the definitions set forth at Section 101 of the Bankruptcy Code.

7.09.           Revocation.  Debtor reserves the right to revoke and withdraw this Plan at any time prior to its Confirmation.

7.010.           Exemption from Transfer Taxes.  Pursuant to Section 1129(c) of the Bankruptcy Code, no tax may be assessed or collected upon any issuance, transfer, or exchange of a security, or the making or delivery of an instrument of transfer pursuant to this Plan.

7.011           Statutory Fees.  All fees payable pursuant to 20 U.S.C. § 1930(a) shall be paid each quarter until this case is converted, dismissed, or a final decree closing this case is entered (whichever occurs first).

ARTICLE 8
Compliance with Confirmation Requirements
8.01.           Compliance with Laws and Good Faith.  Debtor believes that the Plan complies with all provisions of Chapter 11 and any other applicable provision of the Bankruptcy Code, that the Plan has been proposed in good faith and not by any means forbidden by law, and that all fees, charges, or amounts required to be paid before Confirmation have been paid.

ARTICLE 9
Procedure for Filing and Allowance of Claims and Interests
9.01.           Debtor has scheduled, to its knowledge, all claims and interests.  The failure of any claimant or holder of an interest that is scheduled to file a proof of claim or proof of interest before the claims deadline set by the Court will be deemed agreement to the manner in which the claim or interest was scheduled, except that a secured creditor will be entitled to the benefits of Section 506 of the Bankruptcy Code in the event its collateral is of a value in excess of its claim.

ARTICLE 10
Exhibits
10.01.           The following exhibits and addenda are attached to and incorporated in this Plan:

Plan Addendum:                                Treatment of Equity / Warrants and Options

DATED:  February 21, 2014
Respectfully submitted,
AMARILLO BIOSCIENCES, INC.

By:__/s/ Bernard Cohen______________________
     Bernard Cohen, Vice President and CFO

Respectfully submitted,

__/s/ Roger S. Cox__________________________
ROGER S. COX, State Bar No. 04956200
Underwood Law Firm, P.C.
P.O. Box 9158
Amarillo, TX 79105-9158
(806) 242-9651; FAX (806) 349-9485
Email: roger.cox@uwlaw.com

Counsel for the Debtor in Possession

ADDENDUM
to Plan of Reorganization

TREATMENT OF EQUITY / WARRANTS AND OPTIONS

A-1.           COMMON EQUITY – REVERSE SPLIT

1.           16,000,000 shares of common stock in New ABI will be issued to Yang, effective immediately upon the expiration and cancellation of the Preferred Equity (and subject to funding of the Cash Contribution by Yang).

2.           The Common Equity Security Holders will undergo a reverse stock split on the basis of one (1) New ABI common share received for every nineteen (19) Old ABI common shares held pre-split, as of a record date to be set by the Directors of ABI pursuant to Section 6.101(b) of the Texas Business Organizations Code, which date shall be no more than 60 days prior to the implementation of said reverse stock split.  The New ABI common shares received pursuant to the reverse split shall not be in addition to, but shall replace, the Old ABI common shares held pre-split, and such Old ABI common shares shall be returned to the status of authorized, but unissued common shares.

3.           It is the intention of this Plan that upon the Effective Date and closing and funding of this Plan, Yang will own 80% of the common stock in New ABI and the Common Equity Security Holders and Preferred Equity Security Holders will, in the aggregate, own 20% of the common stock in New ABI.  In the event the reverse stock split contemplated by subparagraph 2 above results in a partial number of shares for any holder, that holder’s shares will be rounded down to the next whole number.  In the event this results in an aggregate share amount greater or less than 4,000,000 shares, the number of shares issued to Yang will increase or decrease by a proportionate amount so that the Yang interest in New ABI as of closing will remain as nearly close as possible, without issuance of fractional shares, to 80%.

A-2.           CONVERSION OF PREFERRED EQUITY INTERESTS

1.           As stated in Paragraph 3.09 of the Plan, the interests of the Preferred Equity Security Holders will be cancelled; however, the Preferred Equity Security Holders will be treated as if their Preferred Equity was converted to Common Equity, immediately prior to the record date defined in Paragraph 2 above.  This will be based on a conversion rate of 1 to 1000, so that for each share of Preferred Stock, the holder will be deemed to hold 1000 shares of Common Equity for purposes of Plan treatment and participation in the reverse split of common stock.

2.           Specifically, the Debtor believes there is one holder of Preferred Equity:  3,262 shares of Preferred Equity held by Paul Tibbits (or Paul Tibbits and wife, Marian Tibbits).  This is described in Section 1 of the Plan as the Preferred Equity.

3.           Based on the deemed conversion of 3,262 shares of Preferred Equity held by Tibbits, Tibbits will be deemed to be holder(s) of 3,262,000 additional shares of Common Equity as of confirmation.  Thus, assuming Tibbits already holds 11,163,278 shares of Common Equity, Tibbits would be treated as if Tibbits held an aggregate of 14,425,278 shares of Common Equity for purposes of treatment under Class Eight.

4.           Subject to the foregoing, as of the Effective Date, all existing Preferred Equity will be cancelled and terminated.  (All cancelled shares will be returned to the status of authorized, but unissued shares.)
A-3.           EXEMPTIONS FROM SECURITIES LAWS

1.           Issuance of the new stock in New ABI and the implementation of the reverse stock split will be exempt from registration under Section 1145 of the Bankruptcy Code, which exempts certain securities issued under a plan of reorganization under the Bankruptcy Code from registration under the Securities Act of 1933 or any state or local laws otherwise requiring registration.

2.           Nothing in this Plan, however, is intended to preclude the SEC or any other governmental agency from exercising its police or regulatory powers with respect to the Debtor or any other person.

A-4.           NEW ABI COMMON STOCK – RESTRICTION ON CERTAIN TRADING

1.           All of the shares of the common stock in New ABI issued pursuant to the Plan, including without limitation those shares issued to implement the reverse stock split, will be duly authorized, validly issued, fully paid, and non-assessable.  New ABI may use its best efforts to list the stock on a national securities exchange when deemed appropriate by the directors of New ABI.

2.           Issuance and allocation of any common stock in New ABI will be structured to ensure that the issuance qualifies as an exchange subject to Section 382(l)(5) of the Internal Revenue Code, as applicable.  In addition, any such stock will be subject to trading restrictions, as necessary, to prevent an “ownership change” within the meaning of Section 382 of the IRC from occurring following the Effective Date.

A-5.           WARRANTS AND OPTIONS – CLASS NINE

1.           As stated in the Plan, warrants and options to purchase any common stock in ABI will be converted on a ratio of 19:1 so that each 19 options or warrants, respectively, will be converted to one (1).12

2.           Upon Plan confirmation, the holder will be able to exercise the warrant or option at the adjusted per-share price shown in the following tables.  The Plan does not change the expiration date of any option or warrant, or any other terms, all of which will continue to be governed by the applicable option or warrant agreement(s).

3.           The following tables identify all outstanding warrants and options known to ABI, together with the applicable conversions as a result of the Plan.

TABLE 1

Table 1
Warrants Outstanding 2013
1	2	3	4	5	6	7	8	9	10
GRANTEE	ISSUE DATE	EXPIRATION DATE	TERM	NUMBER OF WARRANTS	EXERCISE PRICE	Total Exercise Price = Exercise. Price X no. of Warrants	Squeezed Down Number of Warrants	Adjusted Exercise Price of the Warrants	Total Adjusted Exercise Price
Asher Enterprises	4/15/2011	4/15/2014	3	787,500	$ 0.04	$ 31,500	41,447	$ 0.76	$ 31,500
Asher Enterprises	5/27/2011	5/27/2014	3	500,000	$ 0.04	$ 20,000	26,315	$ 0.76	$ 20,000
Yasushi Chikagami	11/5/2011	11/5/2015	4	1,000,000	$ 0.03	$ 30,000	52,631	$ 0.57	$ 30,000
Total				2,287,500		$ 81,500	120,394		$ 81,500

TABLE 2

Table 2
Options Outstanding 2013
EMPLOYEE	ISSUE DATE	EXPIRATION DATE	TERM IN Years	NUMBER OF OPTIONS	EXERCISE PRICE	Total Exercise Price = Exercise Price X no. of Options	Squeezed Down Number of Options	Adjusted Exercise Price of the Options	Total Adjusted Exercise Price
Charles BlitzerA	10/20/2010	10/20/2015	5	-	$ -	$ -	-	$	$ -
Steve Chen	04/30/09	04/30/14	5	200,000	$ 0.125	$ 25,000	10,526	$ 2.375	$ 25,000
Steve Chen	7/29/2010	7/29/2015	5	100,000	$ 0.065	$ 6,500	5,263	$ 1.235	$ 6,500
Bernard Cohen	10/27/2011	10/27/2016	5	50,000	$ 0.050	$ 2,500	2,631	$ 0.95	$ 2,500
Joe Cummins	10/27/2011	10/27/2016	5	1,190,000	$ 0.050	$ 59,500	62,631	$ 0.95	$ 59,500
Chrystal Shelton	10/27/2011	10/27/2016	5	112,792	$ 0.050	$ 5,640	5,936	$ 0.95	$ 5,640
TOTAL				1,652,792		$ 99,139	86,987		$ 99,139
A Charles Blitzer's Options Expired 90 days after his contract expired and he did not execute another. He has no options now.

# # # END OF ADDENDUM # # #

12  For example, an option to purchase 38 shares of common stock at $1.00 each would be converted to an option to purchase two (2) shares at $19.00 each.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

The Company is presently traded on the OTC Bulletin Board under the symbol AMARQ.  Our common stock is presently considered a “penny stock” and is subject to such market rules. The range of high and low bids as quoted on the OTC Bulletin Board for each quarter of 2013 and 2012 was as follows:

	2013		2012
Quarter	$ High	$ Low	$ High	$ Low
First	0.035	0.013	0.0499	0.033
Second	0.0275	0.0133	0.045	0.018
Third	0.0275	0.018	0.0269	0.010
Fourth	0.016	0.0008	0.029	0.0131

The quotations reflect inter-dealer bids without retail markup, markdown, or commission, and may not represent actual transactions. As of December 31, 2013, the Company had approximately 1,687 shareholders of record.

The Company has 100,000,000 shares of voting common shares authorized for issuance  As of December 31, 2013, a total of 80,593,300 shares of common stock were either outstanding (73,291,008) or reserved for issuance upon exercise of options and warrants or conversion of convertible preferred stock (7,302,292).  No common stock was issued during 2013.

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

The Company issued common stock in 2013 and 2012 as follows:

Common Stock Issued in 2013	Shares	Issue Price	Net Price
None	-	-	-
Total Common Stock Issued in 2013	-	-	-

Common Stock Issued in 2012	Shares	Issue Price	Net Price
Directors, officers, consultants plan– services	50,000	$0.035	$1,750
Debt conversion – cashless	1,945,108	0.0202-0.0208	74,091
Total Common Stock Issued in 2012	1,995,108	$0.0202-0.035	$75,841

During the years ended December 31, 2013 and December 31, 2012, there were no finder’s fees paid related to private placements of stock.

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

There was no Series 2010-A 10% Convertible Preferred Stock issued in 2013.

The Company accrued $32,390 of dividends on preferred stock during 2013.

Stock Options and Warrants

During 2013, no options or warrants were issued to consultants, advisors, directors, employees, or investors. Consequently, there were no related expenses.

Directors, officers and consultants did not exercise any options in 2013 or 2012, see table below.

A summary of the Company's stock option activity and related information for the years ended December 31, 2013 and 2012 is as follows:
	2013		2012
	Options	Price	Options	Price
Outstanding Beg. Of Year	1,852,792	$0.04-0.125	3,641,792	$0.04-0.40
Granted	-	-	-	-
Cancelled/Expired	(100,000)	0.075	(1,789,000)	0.05-0.40
Exercised	-	-	-	-
Outstanding End of Year	1,752,792	0.04-0.125	1,852,792	0.04-0.125
Exercisable End of Year	1,752,792	0.04-0.125	1,852,792	0.04-0.125

Options reserved for the director, employee and consultant stock option plan but not issued (16,950,000) are not included in the table above. This stock may be utilized for other purposes if not used for the plans. The weighted-average remaining contractual life of the options is 2.41 years.

During 2013, there were no private placement sales of common stock and no warrants issued.

No warrants were exercised in 2013 or 2012.

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2013 and 2012 is as follows:

	2013		2012
	Warrants	Price Range	Warrants	Price Range
Outstanding Beg. of Year	6,642,317	$0.0202-0.10	8,730,190	$0.03-0.10
Granted	-	-	724,487	0.0202
Cancelled/Expired	(4,354,817)	$0.0202-0.10	(2,812,360)	(0.10)
Exercised	-	-	-	-
Outstanding End of Year	2,287,500	$0.03-0.04	6,642,317	$0.0202-0.10
Exercisable End of Year	2,287,500	$0.03-0.04	6,642,317	$0.0202-0.10

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2013 is 0.99 years.

As of December 31, 2012, Warrant Strategies, Inc. owned 2,217,817 warrants.  These warrants expired unexercised and worthless at the close of business on January 8, 2013.

Notes Payable

Related Party

The Company has two $1,000,000 notes payable under an unsecured loan agreement with HBL dated July 22, 1999.  The annual interest rate on unpaid principal from the date of each respective note is 4.5 percent, with accrued interest being payable at the maturity.  One $1,000,000 note was payable on or before June 3, 2008.  The other $1,000,000 note was payable on or before August 28, 2010. Although we are currently in default of the notes, HBL has not demanded payment. During 2008, the Company paid HBL $200,000 of interest on these notes.  The principal and accrued interest through October 31, 2013 is listed on Schedule F of the Summary of Schedules filed by ABI with the United States Bankruptcy Court.  Schedule F is the List of Unsecured Non-priority (Creditors’) Claims.  The claim is also scheduled in Class Four – General Unsecured Creditors of the Plan of Reorganization in the amount of $3,006,753.

In 2010, the Company entered into a verbal agreement with Paul Tibbits, a Director, to purchase 12,000,000 warrants held by him for $200,000. The agreement included interest, using the Applicable Federal Rate (AFR) at 0.43% per annum, with no stated maturity date, and no collateral. A promissory note in the amount of $200,000 to Paul Tibbits was executed on January 10, 2011. This note was in default at year end and now accrues interest at the default rate of 10% per annum. The note was still outstanding as of December 31, 2013.  This debt is listed on Schedule F of the Summary of Schedules filed by the Company with the United States Bankruptcy Court.  Schedule F is the list of Unsecured Non-priority (Creditors’) Claims.  The Claim is also scheduled in Class Four – General Unsecured Creditors of the Plan of Reorganization.  The debt includes $200,000 of principal and $35,056 of pre-petition interest accrued through October 31, 2013.

As of February 8, 2012, the Company had promissory notes totaling $85,000 to Paul Tibbits. The principal of the debt, $85,000, was paid to Mr. Tibbits with 850 shares of the Company’s Series 2010-A 10% Convertible Preferred Stock   Additionally, on February 8, 2012, the Company paid $48,878 to Mr. Tibbits for unpaid Preferred Dividends, interest on Notes Payable, and interest on unpaid Preferred Dividends. This amount was paid with 489 shares of the Company’s Series 2010-A 10% Convertible Preferred Stock. The total conveyance of preferred shares on February 8, 2012, was 1,339.  The Company accrued the following Dividends on Preferred Stock for Mr. Tibbits in each of the following time periods:  February 9, 2012 through December 31, 2012, $30,851; January 1, 2013 through October 31, 2013, $26,992; and November 1, 2013 through December 31, 2013, $5,398.  The Company also accrued interest on unpaid dividends for the same periods in 2012 and 2013 in the respective amounts $4,628 and $1,458.  Interest on the $200,000 Note Payable was also accrued for February 8, 2012 through December 31, 2012, $18,167, and for January 1, 2013, through October 31, 2013, $16,889.

Non-Related Party

The Yang Group transferred cash to ABI through Dr. Stephen Chen, ABI CEO, and subsequently wired the funds to the Company for working capital loans to be used for operations; total cash received from The Yang Group through Dr. Chen for 2012 was $547,958.  During 2013 through July 19, 2013, cash received through Dr. Chen was $428,835.  The advances were short term, without due dates, and with no stated interest rates or any other terms.

On July 19, 2013, the unsecured funds advanced from The Yang Group through Dr. Chen ($976,793), were reduced to a promissory note made payable by Amarillo Biosciences, Inc. to the Yang Group, The note was a demand note with no certain due date with an annual interest rate of 23/100 of one percent (.23%) due on unpaid principal from the date of funding. The interest rate was based on the Applicable Federal Rate (AFR) in force for the month in which the note was executed. The note carried a 10% annual interest rate on material, unpaid amounts. There was no penalty for prepayment of outstanding amounts.

On July 25, 2013, The Yang Group began advancing funds under a new promissory note which is secured by substantially all of the assets of the Company. The note is a revolving/advancing note for $300,000 or so much thereof as may from time to time have been advanced. The annual interest rate as to each advance thereunder, is at the short term Applicable Federal Rate (AFR) determined under Section 1274(d) of the Internal Revenue Code of 1986, for the month in which such advance was received. As of December 31, 2013, $280,000 had been advanced under the secured note.

An order of the Bankruptcy Court approved a Post-Petition Financing Facility on January 15, 2014.  The Facility is an unsecured, priority basis financing facility approving up to $285,000 of funds to be advanced as needed.  To date, $164,972 has been advanced under the Post-Petition Financing Facility.  The source of funds under the Facility continues to be The Yang Group.

Subsequent to the balance sheet date of December 31, 2013, $107,972 has been received through March 29, 2014. These funds were received as explained in the preceding paragraph.

We have a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent.  There was an outstanding balance of $18,376 on October 31, 2013, when the Chapter 11 Petition was filed.  This debt is listed on Schedule F of the Summary of Schedules filed by the Company with the United States Bankruptcy Court.  Schedule F is the list of Unsecured Non-priority (Creditors’) Claims.  The Claim is also scheduled in Class Four – General Unsecured Creditors of the Plan of Reorganization.  This debt is also included on the December 31, 2013 Balance Sheet and the outstanding balance of $18,376 is included in accounts payable and accrued expenses.

ITEM 6.                 SELECTED FINANCIAL DATA.

This item is not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

Amended Disclosure Statement for Plan of Reorganization.

The following discussion is the Amended Disclosure Statement for the Plan of Reorganization of Amarillo Biosciences, Inc. (the Company or Debtor or Debtor in Possession).  The original Disclosure Statement and Plan of Reorganization were filed on February 21, 2014, in the Bankruptcy Court for the Northern District of Texas.  The Disclosure Statement was subsequently amended and filed March 27, 2014 at which time the Amended Disclosure Statement was approved by the Bankruptcy Court.  On March 28, 2014, the Order Approving Debtor’s Disclosure Statement, Notice of Confirmation  Hearing, and Setting Date For Voting and Filing Objections To Confirmation of Debtor’s Plan was signed and entered by the United States Bankruptcy Judge.

AMENDED DISCLOSURE STATEMENT FOR PLAN OF REORGANIZATION
(Filed March 27, 2014)

AMARILLO BIOSCIENCES, INC., Debtor and Debtor in Possession (“ABI” or “Debtor”), submits this Amended Disclosure Statement under Chapter 11 of the United States Bankruptcy Code:

1. Introduction

1.01. Debtor provides this Disclosure Statement to Debtor’s known creditors and parties in interest pursuant to Section 1125 of the Bankruptcy Code. The purpose of this Disclosure Statement is to provide necessary information for the creditors and Debtor to make a reasonably informed decision in exercising their right to vote for or against acceptance of the Plan of Reorganization (“the Plan”) filed on February 21, 2014.

1.02. Except as specifically stated otherwise, all information contained in this Disclosure Statement relating to Debtor has been provided by Debtor or its agents and generated from Debtor’s books and records. Projections relating to the future operations of the Reorganized Debtor provided by Debtor are good faith estimates of Debtor. The projections provided by Debtor are based on a number of assumptions that Debtor believes in the aggregate are reasonable. These projections represent only one of a number of scenarios that could be presented to illustrate the future operations of the Reorganized Debtor.

NO REPRESENTATIONS CONCERNING DEBTOR, PARTICULARLY ABOUT FUTURE OPERATIONS OR PROPERTY VALUES, ARE AUTHORIZED BY DEBTOR OTHER THAN AS SET FORTH IN THIS DISCLOSURE STATEMENT. ANY REPRESENTATION OR INDUCEMENT MADE TO SECURE ACCEPTANCE OF THE PLAN, OTHER THAN AS CONTAINED IN THIS DISCLOSURE STATEMENT, SHOULD NOT BE RELIED UPON BY ANY PERSON. THE RECORDS KEPT BY DEBTOR ARE NOT WARRANTED OR REPRESENTED TO BE WITHOUT ANY INACCURACY OR OMISSION, ALTHOUGH EVERY EFFORT HAS BEEN MADE TO MAKE THIS DISCLOSURE STATEMENT ACCURATE AND COMPLETE. THE INFORMATION CONTAINED IN THIS DISCLOSURE STATEMENT HAS NOT BEEN AUDITED OR VERIFIED EXCEPT WHERE SPECIFICALLY STATED, AND ANY EXHIBITS ATTACHED TO THE PLAN AND THE SCHEDULES AND STATEMENTS OF AFFAIRS FILED IN THIS PROCEEDING HAVE LIKEWISE NOT BEEN SUBJECT TO AN AUDIT OR OTHERWISE VERIFIED BY A THIRD PARTY UNLESS SPECIFICALLY STATED. ALL REFERENCES TO ACCOUNT, LOAN, AND CLAIM BALANCES REFERENCED HERE AND ON DEBTOR'S SCHEDULES ARE BASED UPON DEBTOR’S RECORDS, AND THEREFORE, THEY MAY BE SLIGHTLY INACCURATE OR OTHERWISE NOT THE SAME AS BALANCES REFLECTED IN THE CREDITORS' OWN RECORDS. THIS DISCLOSURE STATEMENT HAS NOT BEEN APPROVED OR DISAPPROVED BY THE SECURITIES AND EXCHANGE COMMISSION NOR HAS THE COMMISSION PASSED UPON THE ACCURACY OR ADEQUACY OF THE STATEMENTS CONTAINED IN THIS STATEMENT.

THIS DISCLOSURE STATEMENT MAY ALSO CONTAIN FORWARD-LOOKING STATEMENTS, WHICH CAN BE IDENTIFIED BT THE USE OF WORDS LIKE “ANTICIPATES,” “INTENDS, “BELIEVES,” “ESTIMATES,” “EXPECTS,” OR SIMILAR REFERENCES TO FUTURE PERIODS. ANY MATTERS THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING, SO THEY MAY INVOLVE ESTIMATES, ASSUMPTIONS, RISKS, AND UNCERTAINTY. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM WHAT MAY BE CONTAINED IN ANY FORWARD-LOOKING STATEMENT.

2. Definitions
1.01. ABI: Amarillo Biosciences, Inc., the Debtor and Debtor in Possession in this case.

1.02. Administrative Expense Claims: Claims that arise from those expenses described in Section 503 of the Bankruptcy Code.

1.03. Affiliates: For purposes of the Plan, “Affiliates” means any entity owned or controlled by the Debtor, together with the Debtor’s agents, officers, directors, employees, attorneys, and accountants.

1.04. Allowed Claim: A claim with respect to which: (a) a proof of claim has been filed with the Court on or before the Bar Date, or (b) Debtor has scheduled in a list of creditors prepared and filed with the Court pursuant to Rule 1007, and such claim is not listed as disputed, contingent, or unliquidated as to amount; and in either case, a claim: (i) to which no objection has been timely filed by any party-in-interest, or (ii) that has been allowed by order of the Court that has become final and is no longer subject to appeal.

1.05. Allowed Unsecured Claim of Yang: The unsecured claim of Yang arising from Yang’s funding of the continuing operating expenses of Debtor pre-petition, accrued and unpaid obligations of Debtor under the Pre-Petition Credit Documents, and from funding provided pursuant to the Post-Petition Loan Agreement, but excluding the amount of the Allowed Secured Claim of Yang. The Class Two Claim of Yang. 1

1.06. Allowed Priority Claim: An Allowed Claim for which the holder asserts and is determined to be entitled to priority under Section 507, et seq., of the Bankruptcy Code in an amount allowed by final order of the Court. Administrative Expense Claims or Class One Claims.

1.07. Allowed Secured Claim of Yang: An Allowed Secured Claim against Debtor held by Yang, secured by substantially all of Debtor’s assets, in particular its tangible and intangible personal property. This claim relates to the secured portion of Debtor’s obligations to Yang under the Pre-Petition Credit Documents. The Class Three Claim of Yang.

1.08. Allowed Unsecured Claims of General Trade Creditors: An unsecured Allowed Claim against Debtor that is not an Allowed Priority Claim or an Allowed Unsecured Claim of a creditor in Class Two or Class Five. The Class Four Claims.

1.09. Applicable Federal Rate: The applicable federal rate of interest as determined pursuant to Section 1274(d) of the Internal Revenue Code (“IRC”).

1.010. Bankruptcy Code: The United States Bankruptcy Code as codified at 11 U.S.C. § 101, et seq. Text references to statutory code sections refer to the Bankruptcy Code unless otherwise indicated.

1.011. Bankruptcy Court: United States Bankruptcy Court for the Northern District of Texas, Amarillo Division (or a successor court having bankruptcy jurisdiction).

1.012. Bankruptcy Rules: The Federal Rules of Bankruptcy Procedure, and where appropriate, the applicable local rules of the Bankruptcy Court.

1.013. Bar Date: The deadline fixed by the Court as the last day for filing a proof of claim. As of the date of the Plan, that date was set as March 10, 2014 for non-governmental claimants; it was extended for one late-scheduled creditor through April 1, 2014.

1.014. Ballot Deadline: The deadline for submitting ballots to vote to accept or reject the Plan. The Ballot Deadline will be contained in an order of the Bankruptcy Court after approval of the Disclosure Statement.2

1This does not include claims, if any, that Yang or any Affiliate of Yang may acquire or have acquired from a third party; the Allowed Unsecured Claim of Yang and the Allowed Secured Claim of Yang is limited to funds actually advanced by Yang to ABI.
2 It is anticipated that the order approving a disclosure statement will include a specific date that will serve as the Ballot Deadline

1.015. Cash Contribution: Funds to be paid by Yang upon the Effective Date to Debtor to be used by Debtor to consummate the Plan, including the distributions to the Unsecured Creditors as set forth in the Plan. The Cash Contribution is in the amount of $250,000.00.

1.016. Causes of Action: Causes of action held by Debtor or the Estate against third parties, including Chapter Five Causes of Action.

1.017. Chapter Five Causes of Action. Any claim or action arising under Section 510, 544 – 551 (inclusive), or 553, or otherwise arising under the Bankruptcy Code.

1.018. Common Equity: All issued and outstanding common stock in or to ABI as of October 31, 2013 (73,291,008 issued and outstanding shares).

1.019. Common Equity Security Holders: Holders of any common stock issued prepetition by Debtor. The Class Eight Interest Holders.

1.020. Confirmation: Approval of the Plan by the Court, which shall occur the date upon which the Confirmation Order is entered.

1.021. Confirmation Order: The order of the Court confirming the Plan of Reorganization.

1.022. Consummation: The time when the last act required under the Plan has been completed.

1.023. Debtor: Amarillo Biosciences, Inc. (“ABI”), a Texas corporation whose principal office is in Amarillo, Texas, the Debtor and Debtor-in-Possession (“DIP”) in this case.

1.024. Dollars: United States dollars. Any reference to currency or monetary values in the Plan is to United States dollars.

1.025. Effective Date: Twenty-eight (28) days following the entry of the Confirmation Order or such other date as agreed upon by Debtor and Yang following Confirmation.

1.026. Equity Security Holders: The Common Equity Security Holders and the Preferred Equity Security Holders, whenever referenced collectively.

1.027. FINRA: Financial Industry Regulatory Authority; www.finra.org.

1.028. General Unsecured Creditors: Those creditors who hold allowed unsecured claims, other than (and excluding any claim of) Yang.

1.029. Governmental Effective Date: Thirty days following the later of the governmental bar date or the Effective Date.

1.030. Hayashibara: Hayashibara Co., Ltd., of Okayama, Japan, now the purported owner and holder of the HBL Notes.

1.031. HBL: Hayashibara Biochemical Laboratories, Inc., the original holder of the HBL Notes.

1.032. HBL Notes: Two promissory notes, each in the original principal amount of one million each ($1,000,000.00), originally payable to HBL, now purportedly held by Hayashibara.

1.033. IRC: The United States Internal Revenue Code of 1954, as amended, as codified at Title 26, United States Code.

1.034. Insider: Insider is given the meaning set forth under Section 101(31) of the Bankruptcy Code.

1.035. Nagase: Nagase & Co., Ltd. On information and belief, Nagase is an affiliate of Nagase America Corp., and it is the owner or parent company of Hayashibara.

1.036. New ABI: ABI (as of the filing of the Plan, the Debtor) on and after: (i) the Effective Date and (ii) the closing of the reverse stock split and the issuance of new common stock under the Plan.

1.037. Petition Date: The date on which Debtor filed its petition for relief, October 31, 2013.

1.038. Plan: The Plan of Reorganization, including the addendum, attached to and incorporated in the Plan.

1.039. Post-Confirmation Forbearance Agreement: An agreement between Yang and Debtor providing for forbearance on collection of Yang’s security interest in the Yang Collateral for a minimum period of twelve months after the Effective Date, consistent with the terms of the Plan.

1.040. Post-Petition Financing Claim: The claim of Yang arising from Yang’s funding of the continuing operating expenses of Debtor, pursuant to the Post-Petition Loan Agreement, part of the Allowed Unsecured Claim of Yang.

1.041. Post-Petition Loan Agreement: That certain Loan Agreement entered into by and between Debtor and Yang on December 20, 2013 (effective as of the Petition Date), and approved by the Court in an interim order on December 20, 2013 (Doc. No. 66) and in a final order entered January 15, 2014 (Doc. No. 86).

1.042. Preferred Equity: All issued and outstanding shares of Class 2010-A preferred stock in ABI, being 3,262 shares that are believed held by Tibbits.

1.043. Preferred Equity Security Holders: Holders of any equity securities that have preference rights over general equity securities. The only known Preferred Equity Security Holder is Paul Tibbits, who is believed to hold 3,262 shares out of 10,000 authorized Class 2010-A preferred stock.

1.044. Pre-Petition Credit Documents: The July 19, 2013 Promissory Note from ABI to Yang (renewal of prior debt); the July 25, 2013 Promissory Note from ABI to Yang; the Security Agreement dated July 25, 2013, between ABI and Yang; any other pre-petition documents evidencing the pre-petition claim of Yang.

1.045. Retained Assets: The assets of Debtor that will revest in Debtor on the Effective Date, subject to the Allowed Secured Claim of Yang. The Retained Assets will be and include all assets of Debtor’s estate.

1.046. SEC: Securities and Exchange Commission - United States of America.

1.047. Secured Claims: Allowed secured claims of any creditor whose claim is secured by a valid, perfected security interest in pre-petition property of Debtor, other than Yang. The Class Six Claims.

1.048. Tibbits: Paul Tibbits, and to the extent she has any direct or marital property interest, his spouse, Marian Tibbits. According to ABI’s records and those of its transfer agent, Tibbits holds in excess of 11,000,000 shares of ABI Common Stock, together with preferred stock that would be converted to common stock under the Plan, if the Plan is confirmed as filed.

1.049. Unclassified Claims: Claims that pursuant to Section 1123(a)(1) of the Bankruptcy Code are not classified and that includes collectively all claims accorded priority pursuant to Sections 507(a)(1), 507(a)(2), and 507(a)(8) of the Code.

1.050. Unsecured Creditors: All Unsecured Creditors, other than Yang, holding unsecured claims that are not Allowed Priority Claims; generally, the Class Four and Class Five Claimants.

1.051. Yang: The Yang Group, Taiwan, is an association, the principal of which is Patrick Ng of Canada. Yang is the creditor holding the Class Two and Class Three Claims and the “secured party” under the Yang Financing Statement.

1.052. Yang Collateral: The assets pledged by Debtor in accordance with the Pre- Petition Credit Documents, including any proceeds, which currently secure the Class Three Secured Claim of Yang.

2. Incorporation of Other Documents; Case Website

This Disclosure Statement incorporates or refers to other documents, including the Debtor’s Schedules and Statement of Financial Affairs and monthly operating reports on file with the Clerk of the Bankruptcy Court. Additionally, the Debtor has made various public filings with the Securities and Exchange Commission (“SEC”) and the Texas Secretary of State (See Section 3 below). Filings in this bankruptcy case can be viewed at www.upshotservices.com/amarillobiosciences.

3. Background and Basic Financial Information

Background and Company History of Debtor. Amarillo Biosciences, Inc. (“ABI” or “Debtor”) is a Texas corporation based in Amarillo, Texas, where its principal office has been located since its inception. ABI’s common stock is widely held, as a result of ABI having been a publicly-held company, whose stock has historically been publicly traded. ABI common stock presently trades under the symbol, AMARQ, and its CUSIP is #02301P 10 6.

The Company was incorporated in 1984, under the name “Amarillo Cell Culture Company, Inc.” In 1996, the Company completed an initial public offering, and its name was changed to “Amarillo Biosciences, Inc.”

Historical Financial Condition. Much of the background and history of the Company is set forth in filings with the Securities and Exchange Commission and the Texas Secretary of State. ABI’s most recent SEC filings include a form 10-Q for the quarter ended September 30, 2013, and 8-Ks filed November 1, 2013, February 14, 2014, and February 24, 2014. The form 10-Q is filed on a quarterly basis, and it is likely that another 10-Q will have been filed prior to the hearing on confirmation of the Plan. It is also likely that the 10-K for the year ended 12-31-13 will be filed prior to the hearing on confirmation of the Plan.

ABI files its Annual Report each year under Form 10-K. The Form 10-K and Form10-Q filings reflect substantial information about ABI’s historical financial condition, and the reader is encouraged to review these filings.

These and previous filings can be viewed at www.sec.gov or at www.yahoo.brand.edgaronline.com.

Dr. Joseph Cummins was the founding principal of ABI. Dr. Cummins left full-time employment by ABI on November 30, 2012. He was party to a consulting contract as of this bankruptcy filing; that contract is to be rejected under the Plan.

Effective February 22, 2012, Dr. Stephen T. Chen was appointed as Chairman of the Board and Chief Executive Officer (CEO) of ABI.

Description of Business. ABI has been (and is) engaged in the business of biopharmaceutical research and development. Its primary focus historically has been the development of low-dose, orally administered interferon. ABI holds or licenses various patents; it also is the developer of Maxisal®, a dietary supplement to treat dry-mouth symptoms.

Post-confirmation, ABI (referenced as “New ABI” under the Plan) hopes to expand the reach of its research, development, and ultimately marketing of biopharmaceutical, biotechnical, and health related products.

Company Management and Employees. On October 31, 2013, ABI and/or its Affiliates had three employees. Today, ABI has four employees and four directors. The employees include the following persons:

Stephen T. Chen:
Dr. Chen was named Chairman of the Board in February 2012, and he has been a director of the Company since February 1996. He currently executes the management functions as not only Chairman, but Chief Executive Officer (CEO), President, and Chief Operating Officer. He has been President and Chief Executive Officer of STC International, Inc., a health care investment firm, since May 1992. Dr. Chen has over thirty years of international business experience, including an extensive background in pharmaceutical product acquisition and licensing, development of joint venture agreements, execution of business strategy, and leadership of start-

up companiesin the pharmaceutical, biotechnology and nutraceutical industries. Dr. Chen has held executive positions in R&D and business development at several major pharmaceutical companies, including Borroughs Wellcome (presently GlaxoSmithKline), Miles Pharmaceuticals (presently Bayer), ICI America (presently AstraZeneca), and Ciba-Geigy (presently Novartis). He received a Ph.D. in Industrial & Physical Pharmacy from Purdue University in 1977.

Bernard Cohen:
Chief Financial Officer (CFO). Mr. Cohen holds BBA and MPA degrees from West Texas A&M University. He is a long time Amarillo resident with over thirty years of management experience. Mr. Cohen has been with ABI since October 2009. Mr. Cohen works with Mr. Morris and provides reporting necessary for ABI’s various SEC filings, and he also provides ordinary-course internal bookkeeping and accounting services.

Chrystal Shelton:
Office manager and administrative support. Ms. Shelton has been with ABI since 1987. In addition to handling routine office administration, Ms. Shelton is familiar with the form and format of SEC filings and interacts with outside professionals who assist ABI in its various compliance measures.

Edward L. Morris:
Secretary and acting general counsel. Mr. Morris practiced law in Amarillo, Texas, prior to his retirement from full time practice in 2011. His practice included substantial time devoted to corporate and securities law, including services for ABI. Mr. Morris was graduated from Yale College before obtaining his law degree from Harvard Law School.

Directors.  The board of directors of ABI consists of the following persons: Stephen T. Chen, Ph.D., Paul Tibbits, Marian Tibbits, and Yasushi Chikagami.

Bankruptcy.  On October 31, 2013, ABI filed for relief under Chapter 11 of the Bankruptcy Code. It remains as Debtor in Possession. ABI has entered into a post-petition financing facility with Yang, which was approved by the Bankruptcy Court in January, 2014. The retention of various professionals necessary to maintain SEC compliance and protection of ABI’s intellectual property has been approved.

ABI has retained UpShot Services as a noticing agent for limited noticing services in this case. Upshot Services maintains a website at which the schedules, pleadings, orders, and other information pertaining to this case can be viewed: www.upshotservices.com/amarillobiosciences.

Remaining Assets.  ABI holds various patents and related intellectual property, which are described in ABI’s schedules. Most, if not all, of ABI’s assets secure Yang’s claim pursuant to the Pre-Petition Credit Documents.3

Schedules - Other Assets and Liabilities.  Debtor’s schedules were filed shortly after the inception of this case. Debtor is the source of the information provided in those schedules; however, creditors and parties-in-interest are referred to Debtor’s schedules for further information pertaining to what Debtor believes to be its assets and liabilities.

4. Description of Plan, Means of Execution, and Treatment of Claims and Interests

Reference should be made to the Plan for full details concerning classification and treatment provided for any particular claim or interest. The following is only a summary. The continued existence of ABI would be beneficial given Debtor’s history and future opportunities in the area of biotech and biopharmaceutical research and development. Debtor believes that the continued existence of Debtor is in the best interest of the creditors of Debtor because it is unlikely the Unsecured Creditors will receive any distribution unless a Plan of Reorganization is confirmed.

3 ABI also owns office furniture and equipment, which has been fully depreciated and has little resale value

4.01. Summary of Implementation of the Plan. Yang has agreed to fund a Cash

Contribution in the amount of $250,000.00, which will be paid in to ABI upon confirmation and used, for example, to fund the treatment of the Class Four and Five Allowed Claims. In addition, Yang will fund the administrative expenses of Debtor in this bankruptcy proceeding. If the Plan is confirmed, the amount to be paid to each holder of an Allowed Claim in Class Four will be equal to six percent (6%) of the face amount of its Allowed Claim.

4.02. Yang Will Control Reorganized Debtor. In return for forgiveness of the Allowed

Unsecured Claim of Yang and the payment of the Cash Consideration, Yang will receive newly issued stock and effectively own eighty percent (80%) of the ownership interest of Debtor, post-confirmation. The Common Equity Security Holders will undergo a reverse stock split on the basis of one (1) New ABI common share received for every nineteen (19) Old ABI common shares held pre-split, as of a record date to be set by the Directors of ABI pursuant to Section 6.101(b) of the Texas Business Organizations Code, which date shall be no more than 60 days prior to the implementation of said reverse stock split. The New ABI common shares received pursuant to the reverse split shall not be in addition to, but shall replace, the Old ABI common shares held pre-split, and such Old ABI common shares shall be returned to the status of authorized, but unissued common shares, with the result that the Common Equity Security Holders shall hold, post-reorganization, common stock constituting approximately twenty percent (20%) of the issued and outstanding common stock in the reorganized Debtor, referenced in the Plan as “New ABI.” New ABI will continue in the biotech / bio-pharmaceutical / health care products business after the Effective Date.

4.03. Summary of Treatment of Claims. Under the Plan, if confirmed, Allowed Unclassified and Class One claimants are unimpaired and will receive the full value of their claims.

The Class Two Claim, which is the Allowed Unsecured Claim of Yang, which is in excess of $1,216,765.12 (net of Yang’s Secured Class Three Claim), will be extinguished in exchange for issuance of common stock constituting eighty percent (80%) of the issued and outstanding common equity of Debtor.4

Each Class Four claimant who holds an Allowed Claim will receive six percent (6%) of the face amount of its Allowed Claim as a result of the Cash Contribution to be made by Yang; alternatively, such claimant may elect administrative convenience treatment under Class Five.

Based on agreed values between Debtor and Yang, which are substantially higher than liquidation values, Yang will retain a security interest in property, primarily the intangible personal property of ABI (e.g., patents, trademarks, etc.), which is valued for purposes of claim treatment at $150,000.00.

Class Six claimants, if any, will retain their security interest. Debtor believes there are no existing Class Six Claims.

The Equity Interest Holders (Class Seven and Class Eight) will not receive a distribution pursuant to the Plan, and their existing equity interests will be diluted by the reverse stock split and issuance of New ABI stock to Yang as described in paragraph 4.02 above.

5. Classes of Creditors

The following is a list of the various classes of creditors dealt with in the Plan. Reference should be made to the Plan for details concerning the proposed specific treatment of each class.

4 The exact amount of the Allowed Unsecured Claim of Yang, for purposes of Plan treatment is stated in the Plan. The Allowed Unsecured Claim of Yang is based upon, and reflects only amounts that were actually advanced by Yang to ABI (i.e., direct advances and not debt acquired from a third party).

Administrative Expense Claims which are accorded priority pursuant to Section 507(a)(1) and Allowed Priority Claims pursuant to Sections 507(a)(2) and 507(a)(8) are not separately classified.

5.01. Class One: Allowed Priority Claims under Section 507(a)(3) to (a)(7) of the Bankruptcy Code.

5.02. Class Two: Allowed Unsecured Claim of Yang.

5.03. Class Three: Allowed Secured Claim of Yang.

5.04. Class Four: Allowed Unsecured Claims of General Unsecured Creditors.

5.05. Class Five: Administrative Convenience Claims.

5.06. Class Six: Allowed Secured Claims, other than the Secured Claim of Yang.

5.07. Class Seven: The interests of the Preferred Equity Security Holders.

5.08. Class Eight: The interests of the Common Equity Security Holders.

5.09. Class Nine: The interests of the holders of warrants and options.

6. Summary of Treatment of Classes

THE FOLLOWING IS A SUMMARY OF THE TREATMENT OF CLAIMS AND INTERESTS IN VARIOUS CLASSES. IT IS A SUMMARY ONLY – THE ACTUAL TREATMENT OF CLAIMS AND INTERESTS IN CONTAINED IN THE PLAN.

6.01. Unclassified Administrative Claims. Administrative Expense Claims which are accorded priority pursuant to Section 507(a)(1) and Allowed Claims under 507(a)(2) are not impaired and shall receive cash in the full amount of each such claim on the later of: (a) the Effective Date, or (b) ten days after such claim becomes an Allowed Claim, unless the holder of the claim agrees to less favorable treatment. It is not believed that there are any such claims in this category other than administrative claims owing Debtor’s counsel and Debtor’s other retained professionals, which claims will be paid subject to Court approval from the post-petition financing provided by Yang.

6.02. Unclassified Tax Claims. Allowed Priority Claims pursuant to Section 507(a)(8) are not impaired and shall be paid as follows:

a.	Claims that are equal to or less than $1,000 in amount will be paid in full on or within sixty (60) days after the Governmental Effective Date;

b.
Claims that are greater than $1,000 in amount will be paid, at the option of Debtor: (i) in full on or within sixty (60) days after the Governmental Effective Date, or (ii) by deferred annual cash payments over the next four (4) years. Each of the deferred annual payments will be twenty-five percent (25%) of the Allowed Claim amount, plus interest as determined pursuant to 11 U.S.C. § 511, with the first payment due one (1) year after the Governmental Effective Date. Debtor expressly reserves the right to prepay any deferred Unclassified Tax Claim; and

c.
Except as may otherwise be agreed to by the parties, within sixty (60) days after the Governmental Effective Date, the Reorganized Debtor shall file its objection to the allowance of a claim pursuant to Section 507(a)(8) that is disputed. Ten (10) days after the entry of a final order allowing the amount, if any, of such claim, the allowed portion of all such disputed claims shall be paid consistent with the provisions above. It is not believed that there are any such unpaid claims in this category.

6.03. Class One. Allowed Priority Claims under Section 507(a)(3) to (a)(7) of the Bankruptcy Code shall be paid in cash in full on the Effective Date of the Plan, or as soon thereafter as reasonably practical, unless otherwise agreed by the applicable claimant. Class One is not impaired under the Plan.

6.04. Class Two. The Allowed Unsecured Claim of Yang is deemed allowed in an amount to be determined on the Effective Date. This amount consists of:

a.	$1,256,792.89 principal, plus accrued interest, advanced by Yang pursuant to the Pre-Petition Credit Documents;

b.	Plus all amounts advanced as of the Effective Date by Yang to Debtor, including that evidenced by the Post-Petition Loan Agreement;

c.	Plus any amount required to be paid by Yang to pay Administrative Expense Claims;

d.	Less the deemed value of Yang’s Secured Class Three Claim in the amount of $150,000.00.5

Yang will receive 80% of the equity interest in New ABI in exchange for extinguishment of its Class Two Claim against Debtor and payment of the Cash Contribution. Upon issuance of 80% of the equity interest in New ABI to Yang, Debtor will have no further obligation for payment of the Class Two Claim. Class Two is impaired under the Plan.

6.05. Class Three. On the Effective Date, the Class Three Secured Claim of Yang will be deemed allowed in the amount of $150,000.00, secured by the same assets that secured Yang’s prepetition secured claim (See Texas Financing Statement No. 13-0029795076). This claim will bear interest at the Applicable Federal Rate, and be fully amortized and paid as follows: five (5) consecutive equal annual installments of combined principal and interest, beginning September 1, 2014, and continuing on the same date of each succeeding year until September 1, 2018, when the obligation is due and payable in full.

6.06. Class Four. Each of the General Unsecured Creditors holding an Allowed Claim (and who has not elected Administrative Convenience treatment under Class Five) will be paid an amount equal to six percent (6%) of its Allowed Claim no later than ninety (90) days after the later of the Effective Date or final resolution of all claim objections. Objections to any Class Four Claims must be filed within twenty-eight (28) days after the Effective Date. Upon distribution of the amount set forth in this paragraph, the remaining balance of the Class Four Claims will be discharged with respect to Debtor, and Debtor will have no further obligation for payments to Class Four Claimants. A claimant’s negotiation of any check or instrument evidencing this distribution will be deemed to be in full and complete satisfaction of all claims of that claimant against the Debtor or any Affiliate of the Debtor. Class Four is impaired.

6.07. Class Five (Administrative Convenience). Any holder of a Class Four Claim may elect to accept Administrative Convenience treatment, as follows: any holder of an allowed Class Four Claim who timely elects Administrative Convenience treatment under this Class Five will be paid the lesser of: (i) its Allowed Claim amount (without interest) or (ii) $500.00 within twenty-eight (28) days after the Effective Date.

To elect Administrative Convenience treatment, a claimant must elect such treatment in writing on or before the Ballot Deadline.6

A claimant’s negotiation of any check or instrument evidencing this distribution will be deemed to be in full and complete satisfaction of all claims of that claimant against the Debtor or any Affiliate of the Debtor. Class Five is impaired.

5 The amount of this Class Two Claim is not less than $1,216,765.12 as of the date the Plan is filed. It may increase in amount based on post-petition advances from Yang to ABI.

6 The form and mechanism for exercising this election will be set forth on the Class Four Ballot form.

6.08. Class Six. Any Class Six Secured Claims will be paid by New ABI according to the terms of the existing loan and security documents. Each secured claimant will retain its respective security interests in the collateral securing its claim. To the extent a Class Six claimant is undersecured, (a) it will have no recourse for such deficiency against New ABI, and (b) it may seek to have its deficiency treated as a Class Four Allowed Unsecured Claim, subject to objections of New ABI. To the Debtor’s best knowledge and belief, it is believed that no such claims exist in this class. Class Six is impaired under the Plan.

6.09. Class Seven (Preferred Equity). The interests of the Preferred Equity Security Holders of ABI will be canceled on the Effective Date, which cancellation shall be deemed to occur simultaneously with the issuance of new stock to Yang as described in the Plan; provided, however, that the Preferred Equity Security Holders will be deemed to have been issued 3,262,000 shares of Common Equity immediately prior to the reverse split of the Common Equity as contemplated under Class Eight.7 This is more fully described in the Addendum to the Plan (“the Plan Addendum”). Upon issuance of the new (common) stock in New ABI to the Preferred Equity Security Holders, the remaining balance of any Class Seven Claims or interests will be discharged, and Debtor will have no further obligation for payments to Class Seven Claimants or interests.8 Class Seven is impaired under the Plan.

6.010. Class Eight (Common Equity). The interests and claims of the Common Equity Security Holders of ABI will be canceled on the Effective Date, which cancellation shall be deemed to occur simultaneously with the issuance of new stock in New ABI to Yang and the implementation of a reverse stock split for all Common Equity Security Holders9 as described in the Plan Addendum. Upon issuance of the new stock in New ABI, and implementation of the reverse stock split, Debtor will have no further obligation for payments or other consideration to Class Eight Interests. Class Eight is impaired under the Plan, and it is deemed to have rejected the Plan.

6.011. Class Nine (Warrants and Options). The interests and claims of the holders of any warrants or options to purchase common stock in ABI will be treated as follows: warrants and options will be converted by a negative factor of 19 (consistent with the 1:19 reverse stock split in Class Eight) so that each 19 warrants or options would be reduced to one (1), with all other conversion or exercise rights to remain in effect, as to the newly issued stock in New ABI, subject, however, to a proportionate conversion in the per-share purchase price, as more specifically set forth in the Plan Addendum. The specific conversion affecting known warrants and options holders is set forth in the Plan Addendum. Class Nine is impaired under the Plan, and it is deemed to have rejected the Plan.

6.012. Cancellation and Issuance of Stock. The deemed conversion of the Preferred Equity, the reverse split of the Common Equity, and issuance of stock in New ABI as contemplated by the Plan are set forth and more fully described in Article 3 of the Plan and in the PlanAddendum.

7. Pending Litigation

7.01. Pending litigation against Debtor is disclosed in the Statement of Financial Affairs filed by Debtor. Any litigation in which Debtor is a defendant is generally collection litigation. To the best of Debtor’s knowledge, Debtor does not believe that any pending litigation would have a material adverse effect on Debtor’s ability to perform under the Plan.10

7 This deemed issuance is in addition to any existing common equity ownership – see the Plan Addendum.

8 Accrued, unpaid dividends, if any, that were due and unpaid as of the Petition Date will be treated under Class Four.

9 Including the deemed converted interest of the Preferred Equity Security Holders.

10 The only actual lawsuit of which ABI is aware is a Justice of the Peace or small claims court action initiated by Dr. Cummins on July 18, 2013. The amount in controversy was under $10,000.00 ($5,000.00 for past due compensation and $1,354.75 for legal fees and court costs.) The suit was resolved on or about July 30, 2013, when Dr. Cummins was paid the consulting fee in full. Court costs in the amount of $96.00 were reimbursed to Dr. Cummins the same day. Legal fees were not demanded by Dr. Cummins after his receipt of the $5,000.00.

8. Transactions with Insiders and Relations with Affiliates; Exculpation

8.01. The Plan was developed with input from Yang. The Plan is dependent upon a net contribution of cash by Yang, the Cash Contribution, from which New ABI will make cash available for distribution to Unsecured Creditors and to fund other confirmation expenses. The Plan is also dependent on Yang’s willingness to provide post-petition and post-confirmation financing, the willingness of Yang to exchange its Allowed Financing Claim for the equity of Debtor, and the willingness of Yang to assist in future financing of operations as New ABI returns to monetizing its existing (and potentially newly developed) intellectual property. ABI estimates its post-confirmation financing needs to be between $1,000,000 and $1,600,000 (see Feasibility discussion below).

8.02. Debtor’s negotiations with Yang resulted in an agreement to provide post-confirmation financing which is integral to the Plan. As part of that agreement, Yang and its related officers and professionals will be released from any liability relating to the Plan; provided, however, that no release or exculpation will apply to acts or omissions, if any, constituting gross negligence, actual fraud, or willful misconduct.

8.03. The Plan contains certain language providing releases of claims and exculpation of officers and professional persons. It is the intention of Debtor that the release language contained in Paragraph 6.04 of the Plan (Releases by Holders of Claims) pertains only to claims against Debtor, Debtor’s officers, directors, employees, and professionals, and Yang. It is not the intention of Debtor that any other affiliated entity be released or discharged of any liability, whether to Debtor or to any third person. Similarly, the exculpatory language provided in Paragraph 6.06 of the Plan (Exculpation) is intended to protect those persons and entities involved in the administration of Debtor and Debtor’s estate immediately prior to and through the conclusion of this bankruptcy, including Stephen T. Chen (the current Chief Executive Officer of Debtor), Bernard Cohen, Edward L. Morris, and Chrystal Shelton. Similarly, all strong-arm powers and avoidance actions, if any, that Debtor may have against any third persons are reserved in and not waived by the Plan, and will inure to the benefit of New ABI. To reiterate, no release or exculpation will apply to acts or omissions, if any, constituting gross negligence, actual fraud, or willful misconduct.

8.04. Hayashibara is the largest unsecured creditor of Debtor. ABI believes Hayashibara is not an “insider” of ABI as that term is defined in 11 U.S.C. § 101(31).

8.05. ABI believes Yang is not an “insider” of ABI.

9. Risk Factors

Holders of claims should read and consider carefully the risk factors summarized below before voting to accept or reject the Plan.

9.01. Parties May Object. Parties in interest may object to plan confirmation based on a variety of factors, including, for example, classification of claims and interests. Section 1122 of the Bankruptcy Code governs classification of claims. The Debtor believes its classification of claims and interests under the Plan complies with the Bankruptcy Code; however, there is no assurance that a party in interest will not object, or that the Bankruptcy Court will reach the same conclusion as the Debtor.

9.02. Voting. The voting procedures are set forth below; as indicated, there is the possibility that the Debtor may not receive the requisite votes necessary to confirm the Plan.

9.03. Other Code Considerations. Section 1129 of the Bankruptcy Code provides specific requirements for confirmation of a Chapter 11 plan. If the court finds that the Debtor and the Plan have not satisfied Section 1129, it is possible the court may deny confirmation of the Plan. In this regard, the Debtor, subject to applicable provisions of the Bankruptcy Code, reserves the right to modify the terms and conditions of the Plan as necessary to achieve confirmation. It is possible that a modification could result in a less favorable or different treatment of a non-accepting class of claims or interests.

9.04. Claim Objections. Except as otherwise provided in the Plan, and subject to the Bankruptcy Code, a party in interest may have the right to object to the amount, classification, or allowance of any claim under the Plan. If confirmed as filed, the Plan should provide certain time limitations by which claim objections must be filed; however, it remains possible an objection to a claim may be filed.

9.05. Releases, Exculpation, and Injunctions May Not Be Approved. The Plan provides for certain releases, exculpatory provisions, and injunctions. It is possible, however, that the Court may not approve these items in the face of an objection by a party in interest. This could implicate whether and to what extent the Debtor, as plan proponent, proceeds with confirmation.

9.06. This Disclosure Statement Not Approved By Governmental Agency. This Disclosure Statement was not filed with the SEC or applicable state securities regulators. Neither the SEC nor any state regulatory authority has passed upon the accuracy or adequacy of this Disclosure Statement. No person should make any representation to the contrary (see discussion below regarding securities laws and Section 1145 of the Bankruptcy Code).

9.07. No Legal Advice. This Disclosure Statement is not legal advice. The contents of this Disclosure Statement should not be construed as business, legal, or tax advice. Each holder of a claim or interest should consult his or her own legal counsel or tax advisor.

9.08. No Admissions. The information and statements contained in this Disclosure Statement are for informational and disclosure purposes only. No statement in this Disclosure Statement constitutes an admission of any fact or liability by the Debtor or any other person. Similarly, this Disclosure Statement is not intended, nor should be construed as an admission or finding of fact or conclusion of law with respect to any matter or controversy.

9.09. No Independent Verification. Counsel to the Debtor in Possession, and other professional persons retained by the Debtor have relied upon information provided by the Debtor in connection with the preparation of this Disclosure Statement. Although these professional persons have performed limited due diligence in connection with the preparation of this Disclosure Statement, they have not verified independently the information contained within. Although the Debtor’s financial statements are subject to independent audit from time to time, no independent audit has been conducted in connection with this Disclosure Statement.

10. Securities Law / Exemptions

10.01. Section 1145 of the Bankruptcy Code provides that the registration requirements of applicable federal (or state) securities statutes will not apply to the offeror or seller of stock, options, warrants, or other securities by a debtor if: (a) the offer or sale occurs under a plan of reorganization; (b) the recipients of the securities hold a claim against, an interest in, or a claim for administrative expense against, the debtor; and (c) the securities are issued in exchange for a claim against or interest in a debtor or are issued principally in such exchange and partly for cash and property. Relying upon these exemptions, the issuance of stock in New ABI under the Plan will not be registered under applicable state or federal laws. It is possible that the portion of the common stock to be issued to Yang attributable to the Cash Contribution would not fall under the Section 1145 exemption; however, even if such should be the case, such issuance would be exempt from registration under the Securities Act of 1933 (the “Act”) pursuant to Section 4(a)(2) of the Act, and also pursuant to Rule 505 of Regulation D, promulgated under Section 3(b) of the Act. Debtor will advise Yang that such securities are “restricted” within the meaning of Rule 144 (Persons Deemed Not to Be Engaged in a Distribution and Therefore Not Underwriters) promulgated under the Act, and may only be resold in compliance with the conditions set forth in that Rule.

10.02. Although the Plan contemplates the applicability of Section 1145 of the Bankruptcy Code to the issuance of equity interests under the Plan, there can be no assurance that the issuance of such equity will be exempt from registration, and in turn, whether any person may readily re-sell those new interests without registration. Recipients of any equity in New ABI are advised to consult with their own legal advisors as to the applicability of Section 1145 of the Bankruptcy Code.11

10.03. No fairness opinion was issued in connection with any equity interests to be issued under the Plan. The amount of the Cash Contribution and the other consideration for Yang’s treatment under the Plan is based on a negotiated treatment, taking into account the Debtor’s balance sheet and financial condition, its prospects for reorganization, and the projected costs and risks pre-and post-confirmation in order to achieve reorganization.

11. Tax Consequences

11.01. The following potential tax ramifications may arise as a result of the Plan. The federal income tax aspects of reorganization under Chapter 11 are complicated and uncertain, and it is not possible to present in this Disclosure Statement a detailed analysis of the tax consequences of the actions contemplated by the Plan. Consequently, each creditor and interest holder is urged to consult its own tax advisors with respect to the consequences of the Plan. DEBTOR MAKES NO REPRESENTATION OF ANY NATURE REGARDING THE FEDERAL (OR STATE) INCOME TAX CONSEQUENCES OF THE PLAN AS TO ANY PARTY IN INTEREST. ANY STATEMENT IN THIS DISCLOSURE STATEMENT REGARDING TAX CONSEQUENCES IS INFORMATIONAL ONLY AND IS NOT A SUBSTITUTE FOR INDEPENDENT TAX PLANNING AND ADVICE FOR ANY HOLDER OF A CLAIM OR INTEREST. ANY HOLDER OF A CLAIM OR INTEREST SHOULD CONSULT WITH HIS, HER, OR ITS OWN TAX ADVISOR.

11.02. The transactions contemplated by the Plan may give rise to cancellation of indebtedness for Debtor. Because the cancellation of indebtedness income will arise in the course of a proceeding pursuant to Chapter 11 of the Bankruptcy Code, Debtor may not be required to include such cancellation of indebtedness as taxable income because of the bankruptcy. Cancellation of indebtedness may, however, affect or reduce any favorable tax attributes of Debtor. The amount of attribute reduction should first be applied to reduce Debtor’s net operating loss, next to reduce certain other tax attributes of Debtor (including capital loss carry forwards and the tax basis of certain property).

11.03. Debtor’s most recent tax return and financial statements reflect tax attributes that mayor may not be obtainable. Some of these tax attributes (e.g., net operating loss carry forwards (“NOL”), if any) are for the benefit of Debtor. According to the Debtor’s most recent federal income tax return, the face amount of the NOL was $22,240,816.00. Debtor has not independently verified or otherwise confirmed the favorable nature of such tax attributes or the extent to which any of the NOL can still be used. It is Debtor’s belief that obtaining the value of such tax attributes may be difficult and directly dependent upon many factors outside of Debtor’s control, including, but not limited to, changes in the legal and regulatory framework and the operational and corporate structure of Debtor and shareholders, or sales or transfers of stock by or among shareholders. For example, if Debtor has experienced a change of control as defined in the relevant provisions of the IRC,12 the use of any existing tax attributes could be severely limited. Debtor does not believe confirmation of the Plan will impair any tax attributes; however, obtaining value from the tax attributes is a function of Debtor’s return to profitable operations and the timeframe of that return. While Debtor believes it is possible, there is no assurance Debtor will return to profitability in the future.13

11 See also, Section 1145(b)(1) of the Bankruptcy Code, which defines an “underwriter.” It is the understanding and belief of the Debtor that the Yang Group is not acquiring any of the Debtor’s equity interests with a view to the distribution thereof. Stock issued to Yang pursuant to the Plan will be “restricted” within the meaning of Rule 144 promulgated under the Act.
12 See 26 U.S.C. § 382 (known as Section 382 of the IRC) and related regulations.
13 As noted above, the extent to which these NOL may be used by the Debtor or New ABI to offset future income may be affected by the passage of time, transactions among shareholders, and other factors. The Debtor has sought to limit certain trading activities by separate motion. See e.g., Debtor’s Motion for Immediate Entry of Order Establishing Procedures for Certain Transfers of Debtor’s Common Stock (Doc. No. 94) and the Interim Order Establishing Procedures for Certain Transfers of Debtor’s Common Stock (Doc. No. 96). Under the Plan, similar limitations may be imposed post-confirmation.

11.04. Tax Consequence for Creditors or Interest Holders. Each creditor and Interest Holder is advised to consult his, her, or its accountant or tax advisor to determine tax consequences that may arise due to its participation in the Plan.

11.05. TREASURY DEPARTMENT CIRCULAR 230 DISCLOSURE: TO ENSURE COMPLIANCE WITH REQUIREMENTS IMPOSED BY THE INTERNAL REVENUE SERVICE, ANY TAX ADVICE CONTAINED IN THIS DISCLOSURE STATEMENT (INCLUDING ANY ATTACHMENTS) IS NOT INTENDED OR WRITTEN TO BE USED, AND CANNOT BE USED BY ANY TAXPAYER FOR THE PURPOSE OF AVOIDING TAXRELATED PENALTIES UNDER THE INTERNAL REVENUE CODE. TAX ADVICE, IF ANY, CONTAINED IN THIS DISCLOSURE STATEMENT (INCLUDING ANY ATTACHMENTS) IS WRITTEN TO SUPPORT THE TRANSACTIONS OR MATTERS ADDRESSED BY THIS DISCLOSURE STATEMENT. EACH TAXPAYER SHOULD SEEK ADVICE BASED ON THE TAXPAYER’S PARTICULAR CIRCUMSTANCES FROM AN INDEPENDENT TAX ADVISOR.

12. Alternatives to Plan and Liquidation Analysis

12.01. Alternatives to the Plan include continuation of the Chapter 11 case; conversion to a liquidation bankruptcy; or dismissal of the proceedings. Debtor believes the proposed Plan is in the best interest of all creditors and Debtor.

12.02. Debtor does not favor any alternatives to the Plan at this time. In arriving at that conclusion, Debtor assesses the alternatives as follows:

a.
Continuation in Chapter 11 would not further reduce the number of creditors or the amount of unsecured claims. Administrative expenses (including quarterly fees to the U.S. Trustee’s office) would increase and unnecessary litigation and/or procedural maneuvers could ensue. No distributions would become available for the unsecured claimants.

b.
Liquidation Analysis. A liquidation bankruptcy would not be in the best interest of the parties. Liquidation of Debtor’s assets would fail to yield the distribution contemplated under the Plan. In the event of liquidation, no distribution would be available for the unsecured claimants. The Cash Contribution by Yang pursuant to the Plan is only available if the Plan is confirmed. A Chapter 7 liquidation is especially problematic, because it would place a Chapter 7 trustee in the position of attempting to liquidate intangible assets, the actual value of which can only be monetized by ABI or a person with biologics expertise as part of a going concern. A more detailed liquidation analysis is attached as Exhibit A to this Disclosure Statement.

c.
Dismissal of the proceedings would, in the judgment of Debtor, also lead to an unsatisfactory result. Dismissal could result in a liquidation of the remaining property of Debtor with no benefit to Unsecured Creditors. Any proceeds from liquidation would likely be paid as administrative expenses or would be recovered by Yang pursuant to its Allowed Secured Claim. Based on asset values projected by Debtor, in the event of liquidation there would be a substantial shortfall in paying Yang, and no money would be available for the Unsecured Creditors.

12.03. This Disclosure Statement describes alternatives to the Plan; however, the creditors may only vote for or against the Plan. The vote on the Plan does not include a vote on alternatives to the Plan. There is no assurance what turn the proceedings will take if the Plan fails to win acceptance. Creditors should consult their own counsel if they have questions concerning the Plan and reorganization process.

13. Required Vote for Reorganization

13.01. Voting on the Plan is by classes. Unimpaired classes are deemed to have accepted the Plan. At least one class of impaired claims must vote to accept the Plan in order for the Plan to be confirmed. Acceptance by a class requires acceptance by at least two-thirds (2/3) in amount and more than one-half (1/2) in number of the allowed claims held by the members of the class that have accepted or rejected the Plan. If any class of impaired claims fails to accept the Plan, Debtor may attempt to invoke the so-called “cram down” provisions of Section 1129(b) of the Bankruptcy Code.

13.02. The Common Equity Security Holders and the holders of warrants and options are deemed to have rejected the Plan. Therefore, Classes Eight and Nine will not vote.

14. Accounting Methods and Sources

14.01. Information in this Disclosure Statement has been based upon work performed by Debtor, Debtor’s counsel, or independent accountants hired by Debtor. Values have been estimated by Debtor.14 Because there are no significant payments based on future income to creditors over time contemplated by the Plan, no extensive analysis of future income or the accounting methods by which the same is estimated is necessary at this time. Payments to secured creditors will continue to be made pursuant to the Plan; however, Debtor believes Yang is the only secured creditor.

15. Feasibility

15.01. The Plan is feasible and confirmable pursuant to Section 1129 of the Bankruptcy Code. Upon the payment of the Cash Contribution by Yang for the benefit of Unsecured Creditors and payment (or financing) by Yang of the administrative and Class One claims contemplated in the Plan, the Plan will be substantially consummated. Therefore, feasibility is dependent only on Yang’s ability to make the required Cash Contribution and provide the required post-confirmation financing.

15.02.Dr. Chen will continue as Chief Executive Officer and director of the Reorganized Debtor.15 Following confirmation of the Plan, and following the Effective Date, New ABI will be under the leadership of Dr. Chen and the present management team of ABI. This does not, however, preclude Yang from exercising its voting rights as a stockholder in New ABI.

15.03. Upon confirmation, ABI will operate subject to the oversight by its 80% owner, Yang. Yang has recognized the necessity of additional capital infusion to return ABI to profitable operations post-confirmation. This will likely include the advance of debt financing or infusion of additional capital by Yang, although Yang is not obligated to do so, and will consider economic and market factors before making such determination. It is anticipated that New ABI will attempt to monetize and commercialize its existing intellectual property, which would necessitate identification and acquisition of new source product (e.g., Interferon), new trials, and additional protection of intellectual property. It is estimated this may require additional funding (including general administrative cost and professional fees) of between $500,000.00 and $800,000.00. Similarly, New ABI may explore with Yang the acquisition and development of new product lines to which Yang may have access. The cost to commercialize any such development could likely require a

14 Value of patents is based on amortized “book value,” based upon the cost of development and registration of the patents and it may not reflect true market value. There is no known present market value for the patents at this time, so an exact “market value” is difficult to ascertain. See also Exhibit A to this Disclosure Statement.

15 Dr. Chen will remain in his position as Chief Executive Officer post-confirmation; new directors may be elected after the Effective Date.

similar funding level, resulting in aggregate funding requirements between $1 million and $1.6 million. These activities, even if undertaken, would not be expected to produce meaningful revenue before the last calendar quarter of 2014, or possibly later.16

16. Confirmation Hearing and Certain Deadlines

16.01. The Bankruptcy Court will set a time and date for the hearing on confirmation of the Plan, notice of which will have been provided to all known creditors.

16.02. Any objections to confirmation of the Plan must be filed and served on counsel for Debtor by the deadline set forth in the notice of the confirmation hearing.

16.03. To vote on the Plan, please review Section 17 below.

17. Voting

IF YOU ARE IN ONE OF THE CLASSES OF CLAIMS WHOSE RIGHTS ARE AFFECTED BY THE PLAN, IT IS IMPORTANT THAT YOU VOTE. IF YOU FAIL TO VOTE, YOUR RIGHTS MAY BE JEOPARDIZED.

NOTE THAT COMMON EQUITY SECURITY HOLDERS AND HOLDERS OF OPTIONS AND WARRANTS DO NOT VOTE, BECAUSE FOR CONFIRMATION PURPOSES, THEY ARE DEEMED TO HAVE REJECTED THE PLAN.

17.01. Persons and Entities Entitled to Vote on the Plan. The classes of claims and interests that are impaired under the Plan are entitled to vote to accept or reject the Plan. All classes of claims under the Plan are impaired, except for Class One. An impaired class of claims will be determined to have accepted the Plan if the holders of allowed claims in the class casting votes in favor of the Plan: (i) hold at least two-thirds of the aggregate of the allowed amounts held by the holders of allowed claims of such class, and (ii) constitute more than one-half in number of voting members of such class. Classes Eight and Nine are deemed to have rejected the Plan, and they do not vote.

17.02. Return of Ballot. Holders of claims and interests that are impaired by the Plan should vote on the Plan by completing and mailing the enclosed ballot to counsel for Debtor at the following address:

Roger S. Cox
Underwood Law Firm
Mailing:	Fax:	Street/overnight delivery:
P.O. Box 9158	806-349-9485	500 S. Taylor, Suite 1200
Amarillo TX 79105-9158		Amarillo TX 79101

Ballots must be signed and returned so that they are actually received no later than 5:00 p.m., Central U.S. time on the date of the Ballot Deadline. Persons voting by fax are advised to obtain confirmation of receipt of the ballot or otherwise be able to prove timely submission by electronic fax log / confirmation. Oral ballots cannot be received or counted.

18. Legally Binding Effect of the Plan

18.01. If confirmed, the provisions of the Plan: (i) will bind all holders of claims and of interests (including the Common and Preferred Equity Security Holders), whether or not they accept the Plan, and (ii) will discharge Debtor from all debts that arose before confirmation, except as otherwise provided in the Plan. Except as otherwise provided in the Plan, the distributions provided for in the Plan will be in exchange for

16 This assumes confirmation of the Plan substantially as filed. Yang has not expressly committed to these funding levels; however, testimony about this and alternative funding may be presented at the Plan Confirmation hearing.

and in complete satisfaction, discharge, and release of all claims against and interests in Debtor and any of its assets or properties, including any claim or interest arising after the petition date and before confirmation. Upon confirmation, all holders of claims and interests will be precluded from asserting any claims against Debtor or its assets or properties or other interests in Debtor based on any transaction or other activity of any kind that occurred before confirmation, except as otherwise provided in the Plan.

         DATE: March 27, 2014

Respectfully submitted,
AMARILLO BIOSCIENCES, INC.

By:   /s/ Bernard Cohen
Bernard Cohen, Vice President and CFO
And

   /s/ Roger S. Cox
ROGER S. COX, State Bar No. 04956200
UNDERWOOD LAW FIRM, P.C.
P.O. Box 9158
Amarillo, TX 79105-9158
(806) 242-9651; FAX (806) 349-9485
Email: roger.cox@uwlaw.com
Counsel for the Debtor in Possession

EXHIBIT A
to Disclosure Statement

LIQUIDATION ANALYSIS
1. The Debtor believes a liquidation (bankruptcy or otherwise) would not be in the best interest of the creditors or equity interests. The liquidation value of the Debtor’s assets would be so low that liquidation of those assets would not yield sufficient cash to make any distributions contemplated under the Plan. The Debtor’s assets consist primarily of intangible, intellectual property that could not be effectively monetized by a trustee or similar liquidating agent.

2. The Debtor has no investments and, therefore, no assets in this category to liquidate. Security deposits are insignificant, $1,250.00 as of October 31, 2013, and cannot be accessed. The Debtor has no meaningful accounts receivable to convert to cash. The only receivable scheduled as of October 31, 2013, was $182.00 due from an Indian pharmaceutical company testing a small amount of raw material for potential use in a project. The Debtor has previously tried unsuccessfully to collect this amount. Tangible assets consist primarily of obsolete office furniture and equipment, which likewise would yield little at liquidation.

3. The most significant asset is the Debtor’s intellectual property consisting of six patents, one pending patent, and one trademark. Two of the patents expire in less than ten months and three of the patents expire in a range of four to seven years. These five patents and the single pending patent employ the Debtor’s core technology, which is the oral, low dosage use of (human) interferon. These patents will not have significant value unless commercialized, which will require adequate funding, time, effort, and expertise in biologics. Several months pre-petition, ABI’s sole source of human interferon discontinued production, which negatively impacted ABI’s ability to obtain source product. The anticipated location and development time required for a new source of human interferon along with the requisite testing and FDA approval time could exceed the life span of the all of the patents, and even if it does not, would leave relatively little time to derive revenues from the patent protections, prior to patent expiration. The sixth patent, a product promoting oral health, is of low liquidation value because the supplier of the raw material for the product (anhydrous crystalline maltose, or “ACM”) has substantially increased its purchase price. The price increase and other actions have rendered the manufacture and sale of the product less attractive, and in any event, of little or no value in a liquidation scenario.

4. The intellectual property is valued on the schedules by capitalizing the costs of the patents as incurred and amortizing those costs over the life of the patents, which renders a book value of $96,152.00 as of October 31, 2013, which Debtor believes is the best available estimate of present market value. The trademark was recently renewed and the value of that trademark is shown as the cost of renewal, $790.00. The trademark (“Maxisal”) has been used in connection with Debtor’s ACM product, and is now only of nominal value, due to the loss of a source of competitively-priced ACM product, as stated above.

5. The only other tangible asset is the Debtor’s furniture, fixtures, and equipment. The average age of the furniture, fixtures, and equipment is over fifteen years with the oldest assets being twenty-seven and the newest being seven years old. All of these assets are completely depreciated.

Considering the age, condition of the assets, and present economic environment, the estimated market value of these assets is estimated at $1,000.00. Other miscellaneous assets are valued at $2,515.00.

6. The overriding considerations that make bankruptcy liquidation less beneficial than the Debtor’s Plan include:

a.	All of the assets are currently pledged to The Yang Group as collateral for Pre-petition Financing.

b.
The aggregate estimated market value of the assets ($101,889.00) is less than the face value of the secured debt, $280,000.00. In a liquidation scenario, the Debtor estimates a net return of $20,000.00 or less.

c.
In view of this, a liquidation of the assets would only partially satisfy the sole secured creditor, and would leave Debtor with unresolved and unsatisfied claims (disputed or otherwise) of over $4.6 million, with no amounts available for distribution to General Unsecured Creditors.

d.
If the Plan is not confirmed, a Cash Contribution from The Yang Group will not be forthcoming; there will be no financing to consummate the Plan, no funds for distribution to the Unsecured Creditors, and no operating capital to monetize the intellectual property.

7. In view of this analysis, Debtor estimates a maximum net liquidation value of $20,000.00, which would likely render any Chapter 7 estate administratively insolvent.

8. The anticipated distribution to the holders of claims under the Plan will greatly exceed Debtor’s liquidation value. Thus, the Plan, if confirmed, will be in the best interest of creditors.

Comparison of results for the fiscal year ended December 31, 2013, to the fiscal year ended December 31, 2012.

Revenues.  During the fiscal year ended December 31, 2013, revenue was $nil as compared to $530 for the fiscal year ended December 31, 2012, a decrease of $530 or (100%).

Selling, General and Administrative Expenses.  Costs were up in 2013.  Selling, General and Administrative expenses increased from $355,327 for the fiscal year ended December 31, 2012 to $433,193 for the fiscal year ended December 31, 2013, an increase of $77,866 or approximately 22%. Increases in the following expense accounts were the main constituents of the increase in Selling, General, and Administrative expenses: D&O Liability Insurance, $19,949, and the addition of Reorganization Expense related to the bankruptcy filing, $56,408.

Research and Development Expenses.  Research and Development expenses of $132,962 were incurred for the fiscal year ended December 31, 2013, compared to $199,599 for the fiscal year ended December 31, 2012, a decrease of $66,637 or approximately 33%. The decrease was mostly due to $56,205 (37%) lower R&D personnel costs in 2013.

Net Loss.  Net loss for the fiscal year ended December 31, 2013 was $622,602 compared to net loss of $650,847 for the fiscal year ended December 31, 2012, a decreased loss of $28,245 or approximately (4%).  Net loss applicable to common shareholders for the fiscal year ended December 31, 2013 was $654,992 compared to a net loss of $681,698 for the fiscal year ended December 31, 2012, a change of $26,706 (4%).  Net loss applicable to common shareholders includes stock dividends for preferred stock shareholders, $30,851 in 2012 compared to $32,390 in 2013, an increase of $1,539 (5%).

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

You should carefully consider the risks described in the Disclosure Statement, above, before making an investment in Amarillo Biosciences, Inc.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth beginning on page F-1 immediately following the signature page of this report.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                      CONTROLS AND PROCEDURES.

As of December 31, 2013, the disclosure controls and procedures in place have been evaluated and are sufficient to ensure the accurate and full disclosure of financial matters.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.  The Company’s accounting firm has not issued an attestation report on the management’s assessment of the Company’s internal controls.  There were no changes made to the internal controls in 2013.  See Exhibit 33.1 for managements report on internal control over financial reporting.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of December 31, 2013, the directors and executive officers of the Company were as follows:
Name	Age	Position
Stephen Chen, PhD (1)	64	Chairman of the Board, Chief Executive Officer and Director
Bernard Cohen	60	Vice President and Chief Financial Officer
Marian Tibbits	56	Director
Paul Tibbits	73	Director
Yasushi Chikagami	74	Director
(1)	Member of the Executive Committee.

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

Audit Committee

Mr. Tom D’Alonzo, Chairman of the Audit Committee, resigned his position as a member of the ABI Board of Directors on June 18, 2012.  By virtue of his departure from the BOD, he left the Audit Committee.  Dr. James Page resigned his BOD position on April 15, 2012.  Dr. Stephen T. Chen became the Chairman of the Board and CEO on or about February 22, 2012.  Mr. Yasushi Chikagami began serving as a Director on June 8, 2012.  Dr. Dennis Moore resigned from the BOD effective May 15, 2012.  At this point, there is no Audit Committee.  Other than Mr. Chikagami, no other BOD members have the experience to either chair or serve on the Audit Committee.  Dr. Chen is not eligible for the Audit Committee by virtue of his being Chairman and CEO.  The Company is still contemplating structural changes which could result in additional new directors.  If that does occur, the Audit Committee will be reconstituted and resume its function.  While there have been no changes in internal controls, the Company continually reviews all internal controls.  Ms. Brianne Braudt, the Company’s independent internal control auditor, will consult with the Company on its existing internal controls and possible changes or augmentations to those controls.

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

To the Company’s knowledge based solely on a review of the copies of such reports furnished to the Company, the following persons have failed to file, on a timely basis, the identified reports required by the Exchange Act during the most recent fiscal year:

Name and Principal Position	Number of Late Reports	Known Failures to File a Required Form
Dr. Stephen T. Chen, Chairman of the Board, and Chief Executive Officer	0	0
Bernard Cohen, Vice President and Chief Financial Officer	0	0
Mr. Martin J. Cummins, Vice President of Clinical and Regulatory Affairs	0	0
Marian Tibbits, Director	0	0
Paul Tibbits, Director	0	0
Yasushi Chikagami, Director	0	0

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table sets forth for the three years ended December 31, 2013 compensation paid by the Company to its Chairman of the Board and Chief Executive Officer; to its Chief Operating Officer and Director of Research; to its Vice President of Clinical and Regulatory Affairs and  to its Vice President and Chief Financial Officer.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Compensation	Securities Underlying Options
Dr. Stephen T. Chen, Chairman of the Board, President and Chief Executive Officer
	2013	$38,778	$-	$-	-
Dr. Joseph M. Cummins, Former President and Chief Operating Officer
	2012	$71,413	$-	$-	-
	2011	$52,246	$-	$-	*1,190,000
Mr. Martin J. Cummins, Vice President of Clinical and Regulatory Affairs
	2013	$131,750	$-	$-	-
	2012	$62,289	$-	$-	-
	2011	$50,125	$-	$-	*879,000
Mr. Bernard Cohen, Vice President and Chief Financial Officer
	2013	$40,819	$-	$-	-
	2012	$39,051	$-	$-	-
	2011	$37,433	$-	$-	*50,000

*All existing employee options were repriced to $0.05 per share with a 5 year term on October 27, 2011.  No additional new options were issued.

Dr. Cummins retired on November 30, 2012 and became a consultant to the Company on December 1, 2012. The salary shown in the table reflects only his salary as an officer and an employee.

Option Grants in 2013
There were no options granted to the executive officers named above, during 2013.

Director Compensation for Last Fiscal Year
Directors receive $1,000 compensation for attendance at directors’ meetings and $250 for regularly scheduled teleconference meetings. There were no regularly scheduled meetings during 2013.

No director agreements were executed in 2013.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2013, there were 73,291,008 shares of the Company’s common stock outstanding. The following table sets forth as of December 31, 2013, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class Owned(1)
None	-	-

(1) Applicable percentage ownership is based on 73,291,008 shares of common stock outstanding as of December 31, 2013, plus the additional shares that the stockholder is deemed to beneficially own.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2013, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth the beneficial ownership of the Company’s stock as of December 31, 2013 by each executive officer and director and by all executive officers and directors as a group:
Name and Address of Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned1
Stephen T. Chen 2125 Pinehurst Court El Cerrito, CA 94530	1,189,5002	1.59%
Bernard Cohen 2803 S. Travis St. Amarillo, TX 79109	50,0003	0.07%
Paul and Marian Tibbits 2371 Blue ball Road Rineyville, KY 40162	14,425,2784	19.33%
Yasushi Chikagami 9F, No. 29, Ln. 107, Sec. 2 Heping E. Rod., Da’an Dist. Taipei City 106, Taiwan (ROC)	4,916,6675	6.59%
Total Group (all directors and executive officers – 5 persons)	20,581,4456	27.57%

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

(6)  Directors and officers percentage ownership is calculated based on 74,641,008 total shares outstanding plus Directors and Officers options beneficially owned.

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

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has relied significantly on HBL, formerly a large shareholder of the Company, for a substantial portion of its capital requirements. Pursuant to the Development Agreement, which was terminated as of December 22, 2012 as previously described, HBL advanced $9,000,000 for funding of research.

While the Development Agreement was in force, the Company was obligated to pay HBL a percentage of sublicense fee income the Company receives.  We owed $78,360 of accrued sublicense fees to HBL on December 31, 2013.

Prior to termination of the agreement, HBL was obligated to pay the Company an 8% royalty on sales of oral interferon in Japan.  There have been no HBL animal health sales of oral interferon since 2009.

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following summarizes the fees incurred by the Company during 2013 and 2012 for accountant and related services.

Audit Fees
	2013	2012
LBB & Associates Ltd., LLP	$46,580	$72,310

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
AMARILLO BIOSCIENCES, INC.
Date: April 15, 2014	By: /s/ Stephen Chen Stephen Chen, Chairman of the Board, and Chief Executive Officer
Date: April 15, 2014	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature /s/ Stephen Chen	Title	Date
Stephen Chen	Chairman of the Board, Director and Chief Executive Officer	April 15, 2014

/s/ Marian Tibbits	Director	April 15, 2014
Marian Tibbits
/s/ Paul Tibbits	Director	April 15, 2014
Paul Tibbits
/s/ Yasushi Chikagami	Director	April 15, 2014
Yasushi Chikagami

Amarillo Biosciences, Inc.
Debtor and Debtor-in-Possession
Financial Statements

Years ended December 31, 2013 and 2012

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Amarillo Biosciences, Inc.
(Debtor and Debtor-in-Possession)
Amarillo, TX

We have audited the accompanying balance sheets of Amarillo Biosciences, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amarillo Biosciences, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, its need for additional financing in order to fund its projected loss in 2014, and filing of a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on October 31, 2013, raise substantial doubt about its ability to continue as a going concern. The 2013 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
April 14, 2014

Amarillo Biosciences, Inc.
Debtor and Debtor-in-Possession
Balance Sheets

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$6,539	$7,261
Prepaid expense and other current assets	61,953	13,674
Total current assets	68,492	20,935
Property, equipment and software, net	-	-
Patents, net	93,039	94,100
Total assets	$161,531	$115,035

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$288,244	$360,353
Accrued interest – related parties	1,050,671	951,442
Accrued expenses – related party	78,360	78,360
Derivative liabilities	-	4,217
Notes payable – related parties	3,527,043	2,847,958
Total current liabilities	4,944,318	4,242,330
Total liabilities	4,944,318	4,242,330

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares – 10,000,000
Issued and outstanding shares – 3,262 at December 31, 2013 and at December 31, 2012	33	33
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 73,291,008 at December 31, 2013 and 73,554,897 at December 31, 2012	732,910	735,549
Additional paid-in capital	31,968,516	31,966,377
Accumulated deficit	(37,484,246)	(36,829,254)
Total stockholders' deficit	(4,782,787)	(4,127,295)
Total liabilities and stockholders’ deficit	$161,531	$115,035
The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Debtor and Debtor-in-Possession
Statements of Operations
	Years ended December 31,
	2013	2012
Revenues:
Product sales	$-	$530
Total revenues	-	530

Cost of revenues:
Product sales	-	212
Total cost of revenues	-	212
Gross margin	-	318

Operating expenses:
Research and development expenses	132,962	199,599
Selling, general and administrative expenses	433,193	355,327
Total operating expenses	566,155	554,926

Operating loss	(566,155)	(554,608)

Other income (expense):
Gain on debt conversion	-	15,220
Change in fair value of derivatives	4,217	44,096
Interest expense	(103,366)	(155,555)
Debt Forgiveness Income	42,702	-
Net loss	(622,602)	(650,847)
Preferred stock dividend	(32,390)	(30,851)
Net loss applicable to common shareholders	(654,992)	(681,698)

Basic and diluted net loss per average share available to common shareholders	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	73,443,558	73,367,810

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Debtor and Debtor-in-Possession
Statements of Stockholders’ Deficit
Years Ended December 31, 2013 and 2012

	Issuance	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Price	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Deficit
Balance at December 31, 2011		1,700	$17	71,559,789	$715,598	$31,328,479	$(36,147,556)	$(4,103,462)
Net loss for year ended December 31, 2012		-	-	-	-	-	(650,847)	(650,847)
Issuance of preferred stock for debt/dividends	100.00	1,339	14	-	-	133,864	-	133,878
Issuance of common stock for debt	0.0202-0.0208	-	-	1,945,108	19,451	54,640	-	74,091
Issuance of common stock for services	0.035			50,000	500	1,250		1,750
Issuances of convertible preferred stock, net	100.00	223	2	-	-	19,998	-	20,000
Warrants returned to equity upon stock issued for debt		-	-	-	-	17,035	-	17,035
Forgiveness of accrued expenses – related party		-	-	-	-	411,111	-	411,111
Preferred stock dividends		-	-	-	-	-	(30,851)	(30,851)
Balance at December 31, 2012		3,262	33	73,554,897	735,549	31,966,377	(36,829,254)	(4,127,295)

Net loss for year ended December 31, 2013		-	-	-	-	-	(622,602)	(622,602)
Stock repurchase-debt settlement agreement		-	-	(263,889)	(2,639)	2,139	-	(500)
Preferred stock dividends		-	-	-	-	-	(32,390)	(32,390)
Balance at December 31, 2013		3,262	$33	73,291,008	$732,910	$31,968,516	$(37,484,246)	$(4,782,787)
The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Debtor and Debtor-in-Possession
Statements of Cash Flows
	Year ended December 31,
Cash flows from Operating Activities	2013	2012
Net loss	$(622,602)	$(650,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,120	15,572
Common stock issued for salaries and services	-	1,750
Change in fair value of derivative liabilities	(4,217)	(44,096)
Amortization of debt discount	-	21,467
Gain on conversion of debt	-	(15,220)
Debt Forgiveness Income	(42,702)	-
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(48,279)	(7,086)
Accounts payable and accrued expenses	(61,797)	78,870
Accrued interest – related parties	99,229	110,148
Net cash used in operating activities	(664,248)	(489,442)
Cash flows from Investing Activities
Investment in patents	(15,059)	(4,074)
Net cash used in investing activities	(15,059)	(4,074)
Cash flows from Financing Activities
Payments on notes payable	-	(70,000)
Proceeds from notes payable related party	765,835	557,958
Payments on notes payable related party	(86,750)	(10,000)
Issuance of convertible preferred stock for cash	-	20,000
Purchase and cancellation of treasury stock	(500)	-
Net cash provided by financing activities	678,585	497,958
Net change in cash	(722)	4,442
Cash and cash equivalents at beginning of period	7,261	2,819
Cash and cash equivalents at end of period	$6,539	$7,261
Supplemental Cash Flow Information
Cash paid for interest	$4,137	$6,081
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Common stock issued for convertible debt	$-	$74,091
Preferred stock issued for notes payable related party and accrued interest	$-	$110,300
Preferred stock issued for accrued dividends and interest	$-	$23,578
Reclassification of derivative liability to permanent equity	$-	$17,035
Forgiveness of accrued salaries	$-	$411,111
Issuance of note payable related party for accrued salaries	$-	$100,000
The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Debtor and Debtor-in-Possession
Notes to Financial Statements
December 31, 2013 and 2012

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Amarillo Biosciences, Inc. (the "Company” or “AMARQ” or “Amarillo” or “ABI”), a Texas corporation formed in 1984, is engaged in developing biologics for the treatment of human and animal diseases.  The Company’s current focus is research aimed at the treatment of human disease indications, particularly influenza, hepatitis C, thrombocytopenia, and other indications using natural human interferon alpha that is administered in a proprietary low dose oral form.

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

Current Status

On October 31, 2013, Amarillo Biosciences, Inc., (“ABI”) filed a voluntary petition in the Northern District of Texas, for protection under Chapter 11 of Title 11 of the U.S. Bankruptcy code.  The purpose of the filing was to give the Company time to restructure organizationally and financially.  To date, ABI remains in Chapter 11 Bankruptcy.  The Company has been in contact with its creditors.  At the time of the filing, the Company had $101,089 of assets and $4,787,127 of liabilities. There were two secured creditors, one unsecured priority claim, and thirty-nine (39) unsecured non-priority creditors with which ABI is aware.  The prescribed meeting of creditors and deadlines (also known as the 341 Hearing) was properly noticed and subsequently held on December 10, 2013, at 10:15 A.M.  No creditors’ committee was formed.  On or about March 6, 2014, an Official Committee of Equity Holders was appointed by the U.S. Trustee for Region 6.  To date, no action has been taken by that committee.  The Company filed its Plan of Reorganization and Disclosure Statement on February 27, 2014.  There is a hearing to consider approval of the Company’s Disclosure Statement on Thursday, March 27, 2014 at 2:00 P.M.

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

During fiscal years ended December 31, 2013 and 2012, no stock compensation was awarded.

Cash and Cash Equivalents

The Company classifies investments as cash equivalents if the original maturity of an investment is three months or less.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to uncollectability.  The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no material accounts receivable and no allowance at December 31, 2013 and 2012.  During 2013, the Company wrote off the existing uncollectible accounts receivable in the amount of $182.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company continually assesses the appropriateness of inventory valuations giving consideration to slow-moving, non-saleable, out-of-date or close-dated inventory. As of December 31, 2013 and 2012 the Company had $184 and $1,058, respectively, of inventory included in other current assets.

Property and Equipment

Property and equipment are stated on the basis of historical cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the two to seven year estimated useful lives of the assets.

Patents and Patent Expenditures

AMARQ holds patent license agreements and holds patents that are owned by the Company. All patent license agreements remain in effect over the life of the underlying patents. Accordingly, the patent license fee is being amortized over the estimated life of the patent using the straight-line method. Patent fees and legal fees associated with the issuance of new owned patents are capitalized and amortized over the estimated 15 to 20 year life of the patent.  The Company continually evaluates the amortization period and carrying basis of patents to determine whether subsequent events and circumstances warrant a revised estimated useful life or impairment in value. To date, no such impairment has occurred. To the extent such events or circumstances occur that could affect the recoverability of our patents, we may incur charges for impairment in the future.

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

Royalty revenue

Royalty revenue is calculated based on royalty fees as a percent of net sales relating to a license.  Amarillo recognizes revenue on these royalty payments in the year the revenue is generated by the licensee.  HBL reported no sales of Bimron to Bio Vet for 2013 and 2012.

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

Basic and Diluted Net Loss Per Share

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. In 2013 and 2012, options and warrants outstanding were antidilutive and not included in the calculation of fully diluted net loss per share.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash.

The Company has cash balances in a single financial institution which, from time to time, exceed the federally insured limit of $250,000.  No loss has been incurred related to this concentration of cash.

Other Concentrations

On March 13, 1992, we entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the “Development Agreement”). As of February 1, 2012, HBL began operating under the name Hayashibara Company, Ltd. (“HBC”) as a wholly-owned subsidiary of Nagase Corporation. In correspondence received April 23, 2012, HBC informed us that they had decided to permanently halt production of interferon. Subsequently, ABI was informed that HBC was preparing a letter of notification that the Development Agreement would be terminated. On September 23, 2012, the expected notification letter was received, and the Development Agreement was officially terminated as of December 22, 2012.

On October 26, 2006, we entered into a Supply Agreement Anhydrous Crystalline Maltose with HBL (the “ACM Supply Agreement”). In correspondence received September 23, 2013, HBC informed us that, in accordance with Section 3 of the ACM Supply Agreement, it would be terminated as of October 26, 2013.

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

2. Property, Equipment and Software, net

Property, equipment and software are stated at cost less accumulated depreciation and consist of the following at December 31, 2013 and 2012:

	2013	2012
Furniture and equipment	$38,221	$38,221
Software	8,012	8,012
	46,233	46,233
Less: accumulated depreciation	(46,233)	(46,233)
Property, equipment and software, net	$-	$-

Depreciation expense amounted to $0 and $42 for the years ended December 31, 2013 and 2012, respectively.

3. Patents, net

Patents are stated at cost less accumulated amortization and consist of the following at December 31, 2013 and 2012:

	2013	2012
Patents	$173,488	$158,429
Less: accumulated amortization	(80,449)	(64,329)
Patents, net	$93,039	$94,100

Amortization expense amounted to $16,120 and $15,530 for the years ended December 31, 2013 and 2012, respectively.

Estimated future amortization expense is as follows:

2014	$16,376
2015	16,376
2016	12,525
2017	12,525
2018	11,162
thereafter	24,075
Total expense	$93,039

4. Notes Payable

Related Party

The Company has two $1,000,000 notes payable under an unsecured loan agreement with HBL dated July 22, 1999.  The annual interest rate on unpaid principal from the date of each respective note is 4.5 percent, with accrued interest being payable at the maturity.  One $1,000,000 note was payable on or before June 3, 2008.  The other $1,000,000 note was payable on or before August 28, 2010. Although we are currently in default of the notes, HBL has not demanded payment. During 2008, the Company paid HBL $200,000 of interest on these notes.  The principal and accrued interest through October 31, 2013 is listed on Schedule F of the Summary of Schedules filed by ABI with the United States Bankruptcy Court.  Schedule F is the List of Unsecured Non-priority (Creditors’) Claims.  The claim is also scheduled in Class Four – General Unsecured Creditors of the Plan of Reorganization in the amount of $3,006,752.88.

In 2010, the Company entered into a verbal agreement with Paul Tibbits, a Director, to purchase 12,000,000 warrants held by him for $200,000. The agreement included interest, using the Applicable Federal Rate (“AFR”) at 0.43% per annum, with no stated maturity date, and no collateral. A promissory note in the amount of $200,000 to Paul Tibbits was executed on January 10, 2011. This note was in default at year end and now accrues interest at the default rate of 10% per annum. The note was still outstanding as of December 31, 2013.  This debt is listed on Schedule F of the Summary of Schedules filed by the Company with the United States Bankruptcy Court.  Schedule F is the list of Unsecured Non-priority (Creditors’) Claims.  The Claim is also scheduled in Class Four – General Unsecured Creditors of the Plan of Reorganization.  The debt includes $200,000 of principal and $35,055.56 of pre-petition interest accrued through October 31, 2013.

As of February 8, 2012, the Company had promissory notes totaling $85,000 to Paul Tibbits. The principal of the debt, $85,000, was paid to Mr. Tibbits with 850 shares of the Company’s Series 2010-A 10% Convertible Preferred Stock   Additionally, on February 8, 2012, the Company paid $48,878 to Mr. Tibbits for unpaid Preferred Dividends, interest on Notes Payable, and interest on unpaid Preferred Dividends. This amount was paid with 489 shares of the Company’s Series 2010-A 10% Convertible Preferred Stock. The total conveyance of preferred shares on February 8, 2012, was 1,339.  The Company accrued the following Dividends on Preferred Stock for Mr. Tibbits in each of the following time periods:  February 9, 2012 through December 31, 2012, $30,851; January 1, 2013 through October 31, 2013, $26,992; and November 1, 2013 through December 31, 2013, $5,398.  The Company also accrued interest on unpaid dividends for the same periods in 2012 and 2013 in the respective amounts $4,628 and $1,458.  Interest on the $200,000 Note Payable was also accrued for February 8, 2012 through December 31, 2012, $18,167, and for January 1, 2013, through October 31, 2013, $16,889.

The Yang Group transferred cash to ABI through Dr. Stephen Chen, ABI CEO, and subsequently wired the funds to the Company for working capital loans to be used for operations; total cash received from The Yang Group through Dr. Chen for 2012 was $547,958.  During 2013 through July 19, 2013, cash received through Dr. Chen was $428,835.  The advances were short term, without due dates, and with no stated interest rates or any other terms.

On July 19, 2013, the unsecured funds advanced from The Yang Group through Dr. Chen ($976,793), were reduced to a promissory note made payable by Amarillo Biosciences, Inc. to the Yang Group, The note was a demand note with no certain due date with an annual interest rate of 23/100 of one percent (.23%) due on unpaid principal from the date of funding. The interest rate was based on the Applicable Federal Rate (AFR) in force for the month in which the note was executed. The note carried a 10% annual interest rate on material, unpaid amounts. There was no penalty for prepayment of outstanding amounts.

On July 25, 2013, The Yang Group began advancing funds under a new promissory note which is secured by substantially all of the assets of the Company. The note is a revolving/advancing note for $300,000 or so much thereof as may from time to time have been advanced. The annual interest rate as to each advance thereunder, is at the short term Applicable Federal Rate (AFR) determined under Section 1274(d) of the Internal Revenue Code of 1986, for the month in which such advance was received. As of December 31, 2013, $280,000 had been advanced under the secured note.

An order of the Bankruptcy Court approved a Post-Petition Financing Facility on January 15, 2014.  The Facility is an unsecured, priority basis financing facility approving up to $285,000 of funds to be advanced as needed.  To date, $164,972 has been advanced under the Post-Petition Financing Facility.  The source of funds under the Facility continues to be The Yang Group.

Subsequent to the balance sheet date of December 31, 2013, $107,972 has been received through March 29, 2014. These funds were received as explained in the preceding paragraph.

We have a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent.  There was an outstanding balance of $18,376 on October 31, 2013, when the Chapter 11 Petition was filed.  This debt is listed on Schedule F of the Summary of Schedules filed by the Company with the United States Bankruptcy Court.  Schedule F is the list of Unsecured Non-priority (Creditors’) Claims.  The Claim is also scheduled in Class Four – General Unsecured Creditors of the Plan of Reorganization.  This debt is also included on the December 31, 2013 Balance Sheet and the outstanding balance of $18,376 is included in accounts payable and accrued expenses.

5. License, Sublicense, Manufacturing, Research and Supply Agreements

Manufacturing and Supply Agreements:

The Company was a party to the following manufacturing and supply agreements at December 31, 2013.

On March 13, 1992, we entered into a Joint Development and Manufacturing/Supply Agreement with HBL (the “Development Agreement”). As of February 1, 2012, HBL began operating under the name Hayashibara Company, Ltd. (“HBC”) as a wholly-owned subsidiary of Nagase Corporation. On September 23, 2012, a 90-day notice of termination letter was received, and the Development Agreement was officially terminated as of December 22, 2012.

Among other things, the Development Agreement provided ABI with a source of natural human interferon alpha for use in the Company’s interferon alpha-containing products. Termination of the Development Agreement leaves the Company without a current source of interferon with which to conduct clinical trials and ultimately commercialize a product.  The Company is exploring its options and is talking with alternate suppliers of interferon.

On October 26, 2006, we entered into a Supply Agreement Anhydrous Crystalline Maltose with HBL (the “ACM Supply Agreement”). In correspondence received September 23, 2013, HBC informed us that, in accordance with Section 3 of the ACM Supply Agreement, it would be terminated as of October 26, 2013.

Historically, the research and development was conducted by ABI using a unique form of natural human interferon supplied by HBL.  This interferon no longer provides a competitive edge insomuch as the industry as a whole is rapidly moving toward the use of recombinant interferon rather than natural human interferon.  ABI’s thirty years of data has been generated from the numerous studies performed using natural human interferon.  Since human interferon is virtually impossible to obtain, those studies will have to be repeated using recombinant interferon.  Repeating the studies will be both costly and time consuming.  While the pharmaceutical industry is creating and marketing new and effective anti-viral medications, ABI believes that there is still sufficient time to develop and commercialize low dose interferon for treatment of such diseases as Influenza, Chronic Cough in COPD, Hepatitis B, C, and D, and Thrombocytopenia caused by other diseases and as a side effect of treatment of other diseases.

Strategic Alliance with CytoPharm

On May 15, 2013, the Company entered into a CIT Patents Agreement with CytoPharm, Inc. (“CP”) a former licensee for oral IFN technology in Taiwan and China. This agreement establishes the ownership, inventorship, prosecution, maintenance, use and commercialization of a patent regarding treatment of thrombocytopenia with oral IFN that developed out of a study conducted by CP under a previous License and Supply Agreement.

Strategic Alliance with Bumimedic

In January 2006, a license and distribution agreement was executed with Bumimedic (Malaysia) Sdn. Bhd, a Malaysian pharmaceutical company that is a part of the Antah HealthCare Group, to market the Company’s low-dose interferon (natural human IFN) in Malaysia.  Given the problems associated with the natural human interferon supply, it is likely that the agreement with Bumimedic will be terminated as the Company can no longer supply Bumimedic with natural human IFN produced by Hayashibara.  Once the problems associated with the interferon supply are solved, the Company will most likely endeavor to enter into another such agreement with Bumimedic.

Strategic Alliance with Intas Pharmaceuticals

On January 7, 2010, the Company entered into a License and Supply Agreement with Intas Pharmaceuticals Ltd., an India-based pharmaceutical company with three decades of experience in the healthcare industry and a global presence in 42 countries worldwide. Given the problems associated with the natural human interferon supply, it is likely that the agreement with Intas will be terminated as the Company can no longer supply them with natural human IFN produced by Hayashibara.  Once the problems associated with the interferon supply are solved, the Company will most likely endeavor to enter into another such agreement with Intas Pharmaceuticals.

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

The minimum cash royalty owed to Texas A&M University System as of December 31, 2013 is $22,500.

Even though the license agreement with HBL has been terminated, a total of $78,360 in sublicense fees are owed to HBL based on sublicense fee income earned by the Company during 2008 and 2009 and are included in accrued expenses – related party. There were no sublicense fees due to HBL for 2012 or 2013.

The Company has also entered into various sublicense agreements under which the Company is entitled to receive royalties based on the net sales value of licensed products. However, given the termination of the Development Agreement with HBL, some of these sublicense agreements have been canceled, and it is likely that the rest will be terminated in the near future.

Research Agreements:

The Company currently has no ongoing studies so there are no obligations to pay third parties in 2014 for expenses related to clinical studies.

6. Common Stock

The Company has 100,000,000 shares of voting common shares authorized for issuance.  On December 31, 2013, the Company had 80,593,300 shares of common stock outstanding and reserved for issuance upon exercise of options and warrants and conversion of preferred stock.  The Company issued common stock in 2013 and 2012 as follows:

Common Stock Issued in 2013	Shares	Issue Price	Net Price
None	-	$-	$-
Total Common Stock Issued in 2013	-	$-	$-

Common Stock Issued in 2012	Shares	Issue Price	Net Price
Directors, officers, consultants plan– services	50,000	$0.035	$1,750
Debt conversion – cashless	1,945,108	$0.0202-0.0208	74,091
Total Common Stock Issued in 2012	1,995,108	$0.0202-0.035	$75,841

During the years ended December 31, 2013 and December 31, 2012, there were no finder’s fees paid related to private placements of stock.

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

We use the services of American Stock Transfer and Trust Company as our transfer agent.

7.  Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized for issuance which is issuable in series.

The Board of directors authorized the issuance of up to 10,000 shares of Series 2010-A 10% Convertible Preferred Stock on July 29, 2010.  Each preferred share is convertible into 1,000 common shares ($100 stated value per share divided by $0.10).  Dividends are payable quarterly at 10% per annum in cash or stock at the option of the preferred stock Holder.  Stock dividend payments are valued at the higher of $0.10 per share of common stock or the average of the two highest volume weighted average closing prices for the 5 consecutive trading days ending on the trading day that is immediately prior to the dividend payment date.  During 2011, a total of 200 shares of Series 2010-A 10% Convertible Preferred Stock were issued to a Director.    The preferred stock is convertible into 200,000 shares of restricted common stock.  In 2011, the Company recorded $16,956 of dividends related to the 1,700 shares of preferred stock outstanding. Of this amount, $16,956 was unpaid as of December 31, 2011. During 2012, a total of 1,562 shares of Series 2010-A 10% Convertible Preferred Stock were issued to a Director. Of the 1,562 preferred shares issued, 223 were issued for cash of $20,000. The 1,339 shares were issued as payment for loan principal of $85,000 and interest on notes and dividends (previously payable from 2011) of $48,878. The preferred stock is convertible into 1,562,000 shares of restricted common stock.  In 2013, the Company recorded $32,390 and in 2012, $30,851 of dividends related to the 3,262 shares of preferred stock outstanding. Of this amount, $63,241 was unpaid as of December 31, 2013.

8. Stock Option and Stock Plans

Stock Plans *	Issue Date Range	Total Shares Authorized	Shares Issued	Shares Remaining
2008 Stock Incentive Plan	5/23/08 – 10/11/11	600,000	463,420	136,580
2008 Executive Officers Compensatory Stock Plan	7/10/08 – 9/17/08	200,000	51,563	148,437
2008 Amended and Restated Directors, Officers and Consultants Stock Purchase Plan****	10/22/08 – 7/31/13	8,000,000	7,502,902	497,098
2009 Consultants Stock Grant Plan	7/13/09 – 10/31/09	100,000	50,000	50,000
Non Stock Plan Issuances	6/2/08 – 3/12/10	929,562	205,863	723,699

Stock Option Plans *	Issue Date Range	Total Options Authorized**	Options Issued	Options Remaining
2009A Officers, Directors, Employees and Consultants Nonqualified Stock Option Plan ***	04/30/09 – 3/8/11	20,000,000	3,050,000	16,950,000
Non Stock Option Plan Issuances	06/30/08 – 12/16/08	1,056,912	1,056,912	0
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
**** On July 12, 2013, ABI and PAN Consulting, Ltd. entered into and executed a Settlement Agreement and Release whereby ABI paid $5,500 in full and final settlement of any and all claims held or asserted by PAN Consulting, Ltd. and PAN Consulting, Ltd. agreed to endorse and deliver to ABI any and all stock certificates evidencing an aggregate of 263,889 shares of ABI common stock.  The terms of the agreement also included termination of the contract executed in 2006 by the parties. The shares were returned to the Plan.

9.  Stock Options and Warrants

Stock Options:

During 2013 and 2012, no options were issued to consultants.

Directors, officers and consultants exercised no options in 2013 or 2012.

Stock option activity for the years ended December 31, 2012 and December 31, 2013 are summarized as follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2011	3,641,792	$0.07	3.84	$238,850
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/expired	(1,789,000)	(0.08)	-	(134,167)
Outstanding at December 31, 2012	1,852,792	$0.06	3.24	$104,683

Vested at December 31, 2012	1,852,792	$0.06	3.24	$104,683

Exercisable at December 31, 2012	1,852,792	$0.06	3.24	$104,683

Outstanding at December 31, 2012	1,852,792	$0.06	3.24	$104,683
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/expired	(100,000)	0.08	-	(7,280)
Outstanding at December 31, 2013	1,752,792	$0.06	2.41	$97,403

Vested at December 31, 2013	1,752,792	$0.06	2.41	$97,403

Outstanding at December 31, 2013	1,752,792	$0.06	2.41	$97,403

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

No warrants were exercised in 2013 or 2012.

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2013 and December 31, 2012 is as follows:

	2013		2012
	Warrants	Price Range	Warrants	Price Range
Outstanding Beg. of Year	6,642,317	$0.0202-0.10	8,730,190	$0.03-0.10
Granted	-	-	724,487	0.0202
Cancelled/Expired	(4,354,817)	$(0.0202-0.10)	(2,812,360)	(0.10)
Exercised	-	-	-	-
Outstanding End of Year	2,287,500	$0.03-0.04	6,642,317	$0.0202-0.10
Exercisable End of Year	2,287,500	$0.03-0.04	6,642,317	$0.0202-0.10

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2013 is 0.99 years.

Derivative Liabilities:

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

Net derivative gain for 2013 was $4,217. In 2012, the derivative gain was $44,096.

10.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company’s deferred tax asset of approximately $7,742,000 and $7,540,000 at December 31, 2013 and 2012, respectively, was subject to a valuation allowance of $7,742,000 and $7,540,000 at December 31, 2013 and 2012, respectively, because of uncertainty regarding the Company’s ability to realize future tax benefits associated with the deferred tax assets. Deferred tax assets were comprised primarily of net operating loss carryovers under the cash method of accounting used by the Company for federal income tax reporting. The valuation allowance increased by $202,000 in 2013 and decreased by $430,000 in 2012, due to the changes in the Company’s net operating loss carryover amounts.

At December 31, 2012, the Company has net operating loss carryforwards of approximately $22,176,000 for federal income tax purposes expiring in 2013 through 2032.  At December 31, 2013, the Company has net operating loss carryforwards of approximately $22,770,000 for federal income tax purposes expiring in 2014 through 2033.The ability of the Company to utilize these carryforwards may be limited should changes in stockholder ownership occur.

The difference between the reported income tax provision and the benefit normally expected by applying the statutory rate to the loss before income taxes results from the change during 2013 and 2012 of the deferred tax asset valuation allowance. As a result, the reported effective tax rate is 0%.

11. Commitments and Contingencies

Delinquent payroll

During 2011 and 2012, the Company curtailed payment of salaries payable to senior management of the Company. As of December 31, 2012, approximately $113,222 of unpaid salaries due to senior management of the Company is included in accounts payable and accrued expenses for $13,222 and notes payable-related parties for $100,000. While the significance of the amounts owed to senior management subjects the Company to the risk of resignation by these officers, as well as possible litigation, the risk was mitigated by the retirement of Dr. Joseph M. Cummins, his waiving of any and all claim to back salary of $267,811 and other benefits, and a compromise and settlement agreement between Martin Cummins and the Company waiving claims to back salary of $143,300.  The $113,222 still owed at December 31, 2012, consisted of a $100,000 Note Payable to Martin Cummins for the balance of the back salary and $13,222 to another officer.  At December 31, 2013, the amount still owed to Martin Cummins was $13,250.  This amount was treated as an Unsecured Non-Priority Debt with Martin Cummins as the Creditor.  The Debt was included in Schedule F of the Summary of Schedules filed with the Bankruptcy Court and included with Class Four Creditors.

Lease commitment

Our executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot facility rented by the Company. The lease expires on June 30, 2014 and our monthly rent is $1,045 per month. We believe that the facilities are well maintained and generally suitable and adequate for our current and projected operating needs.  This lease was affirmed by the Company as shown in the Disclosure Statement filed February 21, 2014, and approved on March 27, 2014.

Minimum Royalties

The agreement with Texas A&M University requires the Company to make minimum annual royalty payments of $7,500 through 2019.

Clinical Trial Costs

The Company currently has no ongoing studies, so there are no obligations to pay third parties in 2013 for expenses related to clinical studies.

Litigation

The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 2013.

12. Related Party Transactions

In the past the Company has relied significantly on HBL, a large shareholder of the Company, for a substantial portion of its capital requirements.

Although the Development Agreement was terminated by HBL as of December 22, 2012, the Company is obligated to pay HBL a percentage of sublicense fee income the Company received prior to that date.  We owed $78,360 of accrued sublicense fees to HBL on December 31, 2013.

Prior to December 22, 2012, HBL was obligated to pay the Company an 8% royalty on sales of oral interferon in Japan.  The Company recorded $0 of royalties in both 2013 and 2012 from HBL animal health sales of oral interferon.

Amendment #4 to the employment contract of Joseph M. Cummins (“Employee”) was entered into on May 19, 2012 by Employee and ABI (“Employer”).  The amendment provides for the change in annual salary of Employee from $175,000 per year to $5,000 per month ($60,000 annually).  Additionally, Employee releases Employer from any liability for payment of back salary or benefits (of any form) in the amount of $278,259.  Further, the Company forgave an employee receivable of approximately $10,448 in connection with the amended employment agreement. The Amendment further states that term of the contract shall be through November 30, 2012.  Commencing December 1, 2012 through November 30, 2014, the Employee will become a consultant for the monthly sum of $5,000.  The Amendment was effective as of May 15, 2012 and was executed by Dr. Stephen T Chen, PhD, Chairman and CEO and Joseph M. Cummins, DVM, PhD, President and COO.  This contract will be rejected as shown in the Disclosure Statement.

On October 31, 2012, ABI carried a liability for back salary owed Martin Cummins in the amount or $236,732. An agreement was reached between ABI and Martin Cummins wherein the parties agreed that claim to $136,732 was waived and forgiven by Martin Cummins, both parties agreed to execute a note payable for $100,000 which was not forgiven by Mr. Cummins and would be paid with a $40,000 down payment and a payout according to a schedule, and a new employment contract where Mr. Cummins was given ten months at $5,000 gross salary per month to be employed.  Furthermore, both parties agreed to execute a mutual release of liability and Mr. Cummins agreed to return 879,000 ABI stock options.

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

13.  Subsequent Events

From January 1, 2014 through the date of this report $107,972 was received by the Company from The Yang Group through Dr. Stephen T. Chen.