Form 10-Q
period 2014-03-31
AMARILLO BIOSCIENCES INC
filed 2014-05-15
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 15, 2014 there were 73,291,008 shares of the issuer's common stock and 3,262 shares of the issuer’s preferred stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Debtor and Debtor-in-Possession
Balance Sheets
(Unaudited)
	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$3,760	$6,539
Prepaid expense and other current assets	22,352	61,953
Total current assets	26,112	68,492
Patents, net	88,964	93,039
Total assets	$115,076	$161,531

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$316,900	$288,244
Accrued interest - related parties	1,050,746	1,050,671
Accrued expenses – related party	78,360	78,360
Notes payable – related parties	3,635,015	3,527,043
Total current liabilities	5,081,021	4,944,318
Total liabilities	5,081,021	4,944,318

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares – 10,000,000
Issued and outstanding shares – 3,262 at March 31, 2014 and December 31, 2013	33	33
Common stock, $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 73,291,008 at March 31, 2014 and December 31, 2013	732,910	732,910
Additional paid-in capital	31,968,516	31,968,516
Accumulated deficit	(37,667,404)	(37,484,246)
Total stockholders' deficit	(4,965,945)	(4,782,787)
Total liabilities and stockholders’ deficit	$115,076	$161,531
See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Debtor and Debtor-in-Possession
Statements of Operations
(Unaudited)

	Three months ended March 31,
	2014	2013
Revenues:
Product sales	$-	$-
Total revenues	-	-

Cost of revenues:
Product sales	-	-
Total cost of revenues	-	-
Gross margin	-	-

Operating expenses:
Research and development expenses	15,270	34,129
Selling, general and administrative expenses	159,744	127,162
Total operating expenses	175,014	161,291

Operating loss	(175,014)	(161,291)

Other income (expense):
Change in fair value of derivatives	-	4,217
Interest expense	(46)	(29,483)
Net loss	(175,060)	(186,557)

Preferred stock dividend	(8,098)	(8,098)
Net loss applicable to common shareholders	$(183,158)	$(194,655)

Basic and diluted net loss per average share available to common shareholders	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	73,291,008	73,554,897

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Debtor and Debtor-in-Possession
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2014	2013

Net cash used in operating activities	$(110,732)	$(178,030)

Cash flows from investing activities:
Investment in patents	(19)	(211)
Net cash used in investing activities	(19)	(211)

Cash flows from financing activities:
Proceeds from notes payable related party	107,972	198,335
Payments on notes payable related party	-	(20,000)
Net cash provided by financing activities	107,972	178,335

Net change in cash	(2,779)	94
Cash and cash equivalents at beginning of period	6,539	7,261
Cash and cash equivalents at end of period	$3,760	$7,355
Supplemental disclosure of cash flow information
Cash paid for interest	$-	$619
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Debtor and Debtor-in-Possession
Notes to Financial Statements
(Unaudited)

1.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

2.
Financial Condition. Our viability as a company is dependent upon successful commercialization of products resulting from its research and product development activities. However, our inability to commercialize a product has had a profoundly negative impact on the financial condition of the Company.  On October 31, 2013 (the “Petition Date”), Amarillo Biosciences, Inc. (“AMAR”, “ABI”, “Debtor” or the “Company”) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court” or the “Court”). The Chapter 11 Case number is 13-20393-11.

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

The Company is currently operating as “a debtor in possession” (DIP) under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code. In general, a debtor in possession under the Bankruptcy Code, the Debtor is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. The Bankruptcy Code enables the Company to continue to operate its business without interruption and the Bankruptcy Court will be asked to grant additional relief covering, among other things, obligations to (i) employees, (ii) taxing authorities, (iii) insurance providers, and (iv) certain vendors deemed critical to the Debtor’s operations.

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

3.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On March 31, 2014, a total of 80,593,300 shares of common stock were either outstanding (73,291,008) or reserved for issuance upon exercise of options and warrants or conversion of convertible preferred stock (7,302,292).  No common stock was issued in the first quarter of 2014.

4.
Common Stock Options and Warrants.  As of December 31, 2013 there were 2,287,500 shares reserved as unexercised warrants and 1,752,792 shares reserved as unexercised options. No warrants or options expired in the first quarter of 2014.

A summary of the Company’s stock option activity and related information for the period ended March 31, 2014 is as follows:

	Options	Price Range
Outstanding December 31, 2013	1,752,792	$0.040-0.125
Granted	-	-
Cancelled/Expired	-	-
Exercised	-	-
Outstanding March 31, 2014	1,752,792	0.040-0.125
Exercisable March 31, 2014	1,752,792	$0.040-0.125
A summary of the Company’s stock warrant activity and related information for the period ended March 31, 2014
	Warrants	Price Range
Outstanding December 31, 2013	2,287,500	$0.03-0.04
Granted	-	-
Cancelled/Expired	-	-
Exercised	-	-
Outstanding March 31, 2014	2,287,500	0.03-0.04
Exercisable March 31, 2014	2,287,500	0.03-0.04

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

There was no Series 2010-A 10% Convertible Preferred Stock issued in the first quarter of 2014.

The Company accrued $32,390 of dividends on preferred stock in 2013 and $8,098 during the first quarter of 2014.

6.
Notes Payable – Related Party.  Two $1,000,000 notes are payable under an unsecured loan agreement with Hayashibara Biochemical Laboratories, Inc. (“HBL”), a major stockholder, dated July 22, 1999.  Although we are currently in repayment default on the notes, HBL has not demanded payment.  The principal and accrued interest through October 31, 2013, Petition  Date, is listed on Schedule F of the Summary of Schedules filed by ABI with the United States Bankruptcy Court.  Schedule F is the List of Unsecured Non-priority (Creditors’) Claims.  The claim is also scheduled in Class Four – General Unsecured Creditors of the Plan of Reorganization in the amount of $3,006,753.

On January 10, 2011 a promissory note for $200,000 was executed with Paul Tibbits, a director, which is in default and accrues interest at the default rate of 10% per annum, with no stated maturity date, and no collateral. This debt is listed on Schedule F of the Summary of Schedules filed by the Company with the United States Bankruptcy Court.  Schedule F is the list of Unsecured Non-priority (Creditors’) Claims.  The Claim is also scheduled in Class Four – General Unsecured Creditors of the Plan of Reorganization.  The debt includes $200,000 of principal and $35,056 of pre-petition interest accrued through October 31, 2013, Petition Date.  As of March 31, 2014 this note is still outstanding.

Amendment #4 to the employment contract of Joseph M. Cummins (“Employee”) was entered into on May 19, 2012 by Employee and ABI (“Employer”).  The amendment provides for the change in annual salary of Employee from $175,000 per year to $5,000 per month ($60,000 annually).  Additionally, Employee releases Employer from any liability for payment of back salary or benefits (of any form) in the amount of $278,259.  Further, the Company forgave an employee receivable of approximately $10,448 in connection with the amended employment agreement. The Amendment further states that term of the contract shall be through November 30, 2012.  Commencing December 1, 2012 through November 30, 2014, the Employee will become a consultant for the monthly sum of $5,000.  The Amendment was effective as of May 15, 2012 and was executed by Dr. Stephen T Chen, PhD, Chairman and CEO and Joseph M. Cummins, DVM, PhD, President and COO.  This contract will be rejected as shown in the Disclosure Statement for the Plan of Reorganization.

On October 31, 2012, ABI carried a liability for back salary owed to Martin Cummins in the amount or $236,732. An agreement was reached between ABI and Martin Cummins wherein the parties agreed that claim to $136,732 was waived and forgiven by Martin Cummins, both parties agreed to execute a note payable for $100,000 which was not forgiven by Mr. Cummins and would be paid with a $40,000 down payment and a payout according to a schedule, and a new employment contract where Mr. Cummins was given ten months employment at $5,000 gross salary per month to be employed.  Furthermore, both parties agreed to execute a mutual release of liability and Mr. Cummins agreed to return 879,000 ABI stock options. As of March 31, 2014, the outstanding balance on the note payable was $13,250.  This amount is listed as a Class Four – General Unsecured Debt in the Plan of Reorganization and Disclosure Statement.

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

On July 19, 2013, the unsecured funds advanced through Dr. Chen ($976,793), were reduced to a promissory note made payable by Amarillo Biosciences, Inc. to the Yang Group. The note was a demand note with no certain due date with an annual interest rate of 23/100 of one percent (.23%) due on unpaid principal from the date of funding. The interest rate was based on the Applicable Federal Rate (“AFR”) in force for the month in which the note was executed. The note carried a 10% annual interest rate on material, unpaid amounts. There was no penalty for prepayment of outstanding amounts. As of March 31, 2014, the note is still outstanding.

On July 25, 2013, the Yang Group began advancing funds under a new promissory note which is secured by substantially all of the assets of the Company. The note is a revolving/advancing note for $300,000 or so much thereof as may from time to time have been advanced. The annual interest rate as to each advance thereunder, is at the short term Applicable Federal Rate (“AFR”) determined under Section 1274(d) of the Internal Revenue Code of 1986, for the month in which such advance was received. As of March 31, 2014, $280,000 was advanced under the secured note and remains outstanding.

An order of the Bankruptcy Court approved a Post-Petition Financing Facility on January 15, 2014.  The Facility is an unsecured, priority basis financing facility approving up to $285,000 of funds to be advanced as needed.  From Petition Date of October 31, 2013, through March 31, 2014, $164,972 has been advanced under the Post-Petition Financing Facility.  The source of funds under the Facility continues to be The Yang Group.

Subsequent to the balance sheet date of March 31, 2014, $42,500 has been received through May 10, 2014. These funds were received as explained in the preceding paragraph.

For some time, the Company has been researching and contemplating structural changes.  After significant research and serious consideration, the Company filed a voluntary petition for reorganization under Chapter 11 of Title XI of the U.S. Code on October 31, 2013.

7.
Line of Credit.  We have a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent.  There was an outstanding balance of $18,376 on October 31, 2013, when the Chapter 11 Petition was filed.  This debt is listed on Schedule F of the Summary of Schedules filed by the Company with the United States Bankruptcy Court.  Schedule F is the list of Unsecured Non-priority (Creditors’) Claims.  The Claim is also scheduled in Class Four – General Unsecured Creditors of the Plan of Reorganization.  This debt is also included on the March 31, 2014 Balance Sheet and the outstanding balance of $18,376 is included in accounts payable and accrued expenses.

8.	Subsequent Events. From April 1, 2014 through the date of this report $42,500 was received by the Company from The Yang Group through Dr. Stephen T. Chen.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Company Goal – FDA Approval and Commercialization of Oral Interferon
Amarillo Biosciences, Inc. (OTCBB or OTCQB: AMARQ) is in the development of low-dose interferon for oral delivery, having completed more than 100 pre-clinical (animal) and human studies related to this technology to date.  Our current focus is research aimed at the treatment of human disease indications, particularly influenza, hepatitis C et al, thrombocytopenia, and other indications using interferon alpha that is administered in a proprietary low dose oral form.

Intellectual Property
Since inception, the Company has worked to build an extensive patent portfolio for low-dose orally administered interferon. This portfolio consists of patents with claims that encompass method of use or treatment, and/or composition of matter and manufacturing. We presently own or license six issued patents, including one patent on our dietary supplement, Maxisal®.  We currently have one pending patent which applies low dose oral interferon to the treatment of Thrombocytopenia.

Technology - Non-toxic Interferon
Injectable interferon is FDA-approved to treat some neoplastic, viral and autoimmune diseases.  Many patients experience moderate to severe side effects that result in discontinuance of injectable interferon therapy. Our main product has been a natural human interferon alpha delivered into the oral cavity as a lozenge in low (nanogram) doses. The lozenge dissolves in the mouth where interferon binds to surface (mucosal) cells in the mouth and throat resulting in stimulation of immune mechanisms.  Orally delivered interferon has been shown to activate hundreds of immune system genes in the peripheral blood.  Human studies have shown that oral interferon is safe and effective against viral and autoimmune diseases. Oral interferon is given in concentrations 10,000 times less than that usually given by injection. The Company’s low dose formulation results in almost no side effects; high dose injectable interferon causes adverse effects in at least 50% of recipients.

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

The Development Agreement provided us with a source of natural human interferon alpha for use in the Company’s interferon alpha-containing products. Termination of the Development Agreement leaves the Company without a current source of interferon with which to conduct clinical trials. The Company is currently exploring its options and is talking with alternate suppliers of interferon.

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

Equity Funding.  There have been no sales of stock in the first quarter of 2014.

Results of Operations for Quarters Ended March 31, 2014 and 2013:

Revenues.  During the quarters ended March 31, 2014, and March 31, 2013 there were no sales of dietary supplements. During the quarters ended March 31, 2014, and March 31, 2013 there were no ACM sales.

Research and Development Expenses. Research and development expenses of $15,270 were incurred for the quarter ended March 31, 2014, compared to $34,129 for the quarter ended March 31, 2013, a decrease of $18,859 (55%).  The amount was lower in 2014 than 2013 due to less R&D personnel costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $159,744 were incurred for the first quarter in 2014, compared to $127,162 for the first quarter of 2013, an increase of $32,582 (26%).  This increase was mostly due to the addition of Reorganization Expense related to the bankruptcy filing.

Net Operating Loss.  In the three-month period ended March 31, 2014, the Company's operating loss was $175,014 compared to an operating loss for the three-month period ended March 31, 2013 of $161,291, a $13,723 increase. There were less expenses overall during the first quarter of 2014, but the addition of Reorganization Expense related to the bankruptcy filing increased the loss.

Change in Fair Value of Derivative Instruments.  Change in fair value of derivative instruments was $0 in the first quarter of 2014 compared to a $4,217 gain in the first quarter of 2013.

Interest Expense.  During the three-month period ended March 31, 2014, interest expense was $46, compared to $29,483 for the three-month period ended March 31, 2013.   The interest expense recognized in the first quarter of 2014 is due to the Post-Petition Financing Facility.

Net Loss. In the three-month period ended March 31, 2014, the Company's net loss was $175,060 compared to a net loss for the three-month period ended March 31, 2013 of $186,557 a $11,497 (6%) decrease. This decrease was mainly due to increased reorganization expense and decrease in interest.

Liquidity Needs. At March 31, 2014, we had available cash of $3,760, and had a working capital deficit of $5,054,909. This includes $43,812 of accrued salaries to an officer; $3,050,746 from loans ($2,000,000) and accrued interest ($1,006,253 from HBL and $44,493 from a related party); loans for $200,000 from a Director; and loans of $1,435,015 from related parties. Negative cash flow from operating activities plus reorganization expense and patent filings (burn rate) is approximately $50,000 per month. Continued losses and lack of liquidity indicate that we are having great difficulty being able to continue as a going concern for a reasonable period of time. The ability to continue as a going concern is dependent upon confirmation of a Plan of Reorganization and successful emergence from Chapter 11 Bankruptcy which includes interim and permanent financing.

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

•
we may be exposed to risks associated with third parties seeking and obtaining court approval to (i) terminate or shorten our exclusivity period to propose and confirm a plan of reorganization, (ii) appoint a Chapter 11 trustee or (iii) convert the cases to Chapter 7 liquidation cases.

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

Sales revenue, sublicense fees and royalty income are currently nonexistent.  Historically, the Company’s primary focus has been to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect any significant sales or royalty revenue in the next several years. We operate at a net loss and current liabilities exceed current assets by $5,054,909 as of March 31, 2014.  Most of the $5,081,021 of current liabilities includes the amount owed to HBL for $2 million in two notes plus $1,006,253 of accrued interest; $200,000 in loans plus $44,493 accrued interest owed to a Director, and $43,812 of accrued salaries and $1,421,765 notes payable owed to a related party.

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

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.  Our Independent Registered Public Accounting Firm has added an explanatory paragraph to their audit opinion issued in connection with our financial statements which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern.  We incurred a net loss of $175,060 for the three months ended March 31, 2014 and a net loss of $186,557 for the three months ended March 31, 2013.  The operating loss for the three months ended March 31, 2014 was $175,014.  In addition, as of March 31, 2014 we had an accumulated deficit of $37,667,404. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are not successful in our efforts to reorganize the Company, we will be forced to cease operations.

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

There were no restricted shares of our common stock issued during the three months ended March 31, 2014. The number of shares of restricted stock issued prior to September 1, 2012 that has been held for at least six months and hasn’t had the legends removed to become freely tradable under Rule 144 or 144(k) is not known.

ITEM 4.                      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2014. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s chairman of the board and chief executive officer, Dr. Stephen T. Chen and chief financial officer, Bernard Cohen. Our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There have been no changes in internal controls over financial reporting during 2014.

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
In the three months ended March 31, 2014, there were no sales of stock.

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

AMARILLO BIOSCIENCES, INC.
Date: May 15, 2014	By: /s/ Stephen Chen Stephen Chen, Chairman of the Board, and Chief Executive Officer
Date: May 15, 2014	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer