Form 10-Q
period 2014-06-30
AMARILLO BIOSCIENCES INC
filed 2014-08-14
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 14, 2014 there were 73,291,008 shares of the issuer's common stock and 3,262 shares of the issuer’s preferred stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Debtor and Debtor-in-Possession
Balance Sheets
(Unaudited)
	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,490	$6,539
Prepaid expense and other current assets	50,758	61,953
Total current assets	52,248	68,492
Patents, net	92,301	93,039
Total assets	$144,549	$161,531

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$462,743	$288,244
Accrued interest - related parties	1,050,861	1,050,671
Accrued expenses – related party	78,360	78,360
Notes payable – related parties	3,713,515	3,527,043
Total current liabilities	5,305,479	4,944,318
Total liabilities	5,305,479	4,944,318

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares – 10,000,000
Issued and outstanding shares – 3,262 at June 30, 2014 and December 31, 2013	33	33
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 73,291,008 at June 30, 2014 and December 31, 2013	732,910	732,910
Additional paid-in capital	31,968,516	31,968,516
Accumulated deficit	(37,862,389)	(37,484,246)
Total stockholders' deficit	(5,160,930)	(4,782,787)
Total liabilities and stockholders’ deficit	$144,549	$161,531

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Debtor and Debtor-in-Possession
Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenues:
Product sales	$-	$-	$-	$-
Total revenues	-	-	-	-
Cost of revenues:
Product sales	-	-	-	-
Total cost of revenues	-	-	-	-
Gross Margin	-	-	-	-

Operating expenses:
Research and development expenses	-	37,662	15,270	71,792
Selling, general and administrative expenses	186,203	124,626	345,948	251,787
Total operating expenses	186,203	162,288	361,218	323,579

Operating loss	(186,203)	(162,288)	(361,218)	(323,579)

Other income (expense)
Change in fair value of derivatives	-	-	-	4,217
Interest expense	(684)	(30,825)	(730)	(60,308)
Net loss	(186,887)	(193,113)	(361,948)	(379,670)
Preferred stock dividend	(8,098)	(8,098)	(16,195)	(16,195)
Net loss applicable to common shareholders	$(194,985)	$(201,211)	$(378,143)	$(395,865)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	73,291,008	73,554,897	73,291,008	73,554,897

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Debtor and Debtor-in-Possession
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2014	2013

Net cash used in operating activities	$(183,690)	$(329,281)

Cash flows from investing activities:
Investment in patents	(7,831)	(13,229)
Net cash used in investing activities	(7,831)	(13,229)

Cash flows from financing activities:
Proceeds from notes payable related party	186,472	388,335
Payments on notes payable related party	-	(48,500)
Net cash provided by financing activities	186,472	339,835

Net change in cash	(5,049)	(2,675)
Cash and cash equivalents at beginning of period	6,539	7,261
Cash and cash equivalents at end of period	$1,490	$4,586
Supplemental disclosure of cash flow information
Cash paid for interest	$-	$2,018
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Debtor and Debtor-in-Possession
Notes to Financial Statements
(Unaudited)

1.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

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

No assurance can be given as to the value, if any, that may be ascribed to the Debtor’s various pre-petition liabilities and other securities. While the Company cannot predict what the ultimate value of any of its securities may be, it has included provisions for treatment of security holders in its confirmed Plan of Reorganization.  In most cases under Chapter 11 of the Bankruptcy Code, holders of equity securities receive little or no recovery of value from their investment. Accordingly, the Debtors urge that caution be exercised with respect to existing and future investments in any of these securities or other Debtor claims. On November 4, 2013, the Company’s common stock began trading under the symbol “AMARQ” on the OTCQB marketplace, operated by OTC Markets Group (www.otcmarkets.com).

The Company operated as “a debtor in possession” (DIP) from October 31, 2013, when the  Chapter 11 petition was filed until May 23, 2014, when the Company’s Plan of Reorganization was confirmed by the Court.  While the Company is no longer a DIP, it remains under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code.  An Effective Date for the Plan has not yet been determined.  Once the Effective Date is set and the Plan is implemented, the Company will continue to operate and carry out the provisions of the Plan supervised by the Court and the Bankruptcy Code to consummate the Plan of Reorganization.

Under Section 362 of the Bankruptcy Code, the commencement of a Chapter 11 case automatically stays most creditor actions against the Debtor’s property.  Court filings and claims information are available at http://www.upshotservices.com/amarillobiosciences. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Chapter 11 Proceedings” for further information regarding the Chapter 11 Case.

Commercialization of a product or products will require significant development, laboratory and clinical testing and capital investment prior to obtaining regulatory approval to commercially market our product(s).  Continued losses and lack of liquidity indicate that we were having great difficulty being able to continue as a going concern. The ability to continue as a going concern is dependent upon implementation and consummation of an executable Plan of Reorganization.  A major component of the plan is recapitalization of the Company.

3.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On June 30, 2014, a total of 79,105,800 shares of common stock were either outstanding (73,291,008) or reserved for issuance upon exercise of options and warrants or conversion of convertible preferred stock (5,814,792).  No common stock was issued in the first or second quarter of 2014.

4.
Common Stock Options and Warrants.  As of December 31, 2013 there were 2,287,500 shares reserved as unexercised warrants and 1,752,792 shares reserved as unexercised options. No warrants or options expired in the first quarter of 2014.  During the second quarter ended June 30, 2014, the following took place:

a.	On April 30, 2014, 200,000 options owned by Steve Chen expired unexercised. Dr. Chen was granted the options on April 30, 2009 at an exercise price of $0.125 for a term of five (5) years;

b.
Asher Enterprises/Hope Capital, Inc. (“Asher/Hope”) received warrants when outstanding debt was converted to common equity.  The warrants were given as required by the loan contracts and security agreements on two loans provided to the Company by Asher/Hope.  On April 15, 2011, Asher/Hope received 787,500 warrants with a term of three (3) years and an exercise price of $0.04 which expired unexercised on April 15, 2014.  On May 27, 2011, Asher/Hope received 500,000 warrants with a term of three (3) years and an exercise price of $0.04 which expired unexercised on May 27, 2014.

A summary of the Company’s stock option activity and related information for the period ended June 30, 2014 is as follows:
	Options	Price Range
Outstanding December 31, 2013	1,752,792	$0.040-0.125
Granted	-	-
Cancelled/Expired	200,000	0.125
Exercised	-	-
Outstanding June 30, 2014	1,552,792	0.040-0.065
Exercisable June 30, 2014	1,552,792	$0.040-0.065

A summary of the Company’s stock warrant activity and related information for the period ended June 30, 2014 is as follows:
	Warrants	Price Range
Outstanding December 31, 2013	2,287,500	$0.03-0.04
Granted	-	-
Cancelled/Expired	1,287,500	0.040
Exercised	-	-
Outstanding June 30, 2014	1,000,000	0.03
Exercisable June 30, 2014	1,000,000	0.03

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

There was no Series 2010-A 10% Convertible Preferred Stock issued in the first or second quarter of 2014.

The Company accrued $63,240 of dividends on preferred stock in 2013 and $8,098 during the first quarter of 2014 and $8,098 during the second quarter of 2014.

6.
Notes Payable – Related Party.  Two $1,000,000 notes are payable under an unsecured loan agreement with Hayashibara Biochemical Laboratories, Inc. (“HBL”), a major stockholder, dated July 22, 1999.  Although we are currently in repayment default on the notes, HBL has not demanded payment.  The principal and accrued interest through October 31, 2013, Petition  Date, is listed on Schedule F of the Summary of Schedules filed by ABI with the United States Bankruptcy Court.  Schedule F is the List of Unsecured Non-priority (Creditors’) Claims.  The claim is also scheduled in Class Four – General Unsecured Creditors of the Plan of Reorganization in the amount of $3,006,752.88.  The disposition of all classes of creditors is a provision of the Company’s confirmed Plan of Reorganization.

On January 10, 2011 a promissory note for $200,000 was executed with Paul Tibbits, a director, which is in default and accrues interest at the default rate of 10% per annum, with no stated maturity date, and no collateral. This debt is listed on Schedule F of the Summary of Schedules filed by the Company with the United States Bankruptcy Court.  Schedule F is the list of Unsecured Non-priority (Creditors’) Claims.  The Claim is also scheduled in Class Four – General Unsecured Creditors of the Plan of Reorganization.  The debt includes $200,000 of principal and $35,055.56 of pre-petition interest accrued through October 31, 2013, Petition Date.  As of June 30, 2014 this note is still outstanding.  The disposition of all classes of creditors is a provision of the Company’s confirmed Plan of Reorganization.

Amendment #4 to the employment contract of Joseph M. Cummins (“Employee”) was entered into on May 19, 2012 by Employee and ABI (“Employer”).  The amendment provides for the change in annual salary of Employee from $175,000 per year to $5,000 per month ($60,000 annually).  Additionally, Employee releases Employer from any liability for payment of back salary or benefits (of any form) in the amount of $278,259.  Further, the Company forgave an employee receivable of approximately $10,448 in connection with the amended employment agreement. The Amendment further states that the term of the contract shall be through November 30, 2012.  Commencing December 1, 2012 through November 30, 2014, the Employee will become a consultant for the monthly sum of $5,000.  The Amendment was effective as of May 15, 2012 and was executed by Dr. Stephen T Chen, PhD, Chairman and CEO and Joseph M. Cummins, DVM, PhD, President and COO.  This contract was rejected as shown in the approved Disclosure Statement for the Plan of Reorganization.  Any claim which arose in conjunction with the rejection of this contract is provided for in the Confirmed Plan of Reorganization.

On October 31, 2012, ABI carried a liability for back salary owed to Martin Cummins in the amount or $236,732. An agreement was reached between ABI and Martin Cummins wherein the parties agreed that claim to $136,732 was waived and forgiven by Martin Cummins, both parties agreed to execute a note payable for $100,000 which was not forgiven by Mr. Cummins and would be paid with a $40,000 down payment and a payout according to a schedule, and a new employment contract where Mr. Cummins was given ten months employment at $5,000 gross salary per month to be employed.  Furthermore, both parties agreed to execute a mutual release of liability and Mr. Cummins agreed to return 879,000 ABI stock options. As of June 30, 2014, the outstanding balance on the note payable was $13,250.  This amount is listed as a Class Four – General Unsecured Debt in the Plan of Reorganization and Disclosure Statement.

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

On July 19, 2013, the unsecured funds advanced through Dr. Chen ($976,793), were reduced to a promissory note made payable by Amarillo Biosciences, Inc. to the Yang Group. The note was a demand note with no certain due date with an annual interest rate of 23/100 of one percent (.23%) due on unpaid principal from the date of funding. The interest rate was based on the Applicable Federal Rate (“AFR”) in force for the month in which the note was executed. The note carried a 10% annual interest rate on material, unpaid amounts. There was no penalty for prepayment of outstanding amounts. As of June 30, 2014, the note is still outstanding and is included in the Plan of Reorganization.

On July 25, 2013, the Yang Group began advancing funds under a new promissory note which is secured by substantially all of the assets of the Company. The note is a revolving/advancing note for $300,000 or so much thereof as may from time to time have been advanced. The annual interest rate as to each advance thereunder, is at the short term Applicable Federal Rate (“AFR”) determined under Section 1274(d) of the Internal Revenue Code of 1986, for the month in which such advance was received. As of June 30, 2014, $280,000 was advanced under the secured note and remains outstanding.  This note is included in the Plan of Reorganization.

An order of the Bankruptcy Court approved a Post-Petition Financing Facility on January 15, 2014.  The Facility is an unsecured, priority basis financing facility approving up to $285,000 of funds to be advanced as needed.  From Petition Date of October 31, 2013, through June 30, 2014, $243,472 has been advanced under the Post-Petition Financing Facility.  The source of funds under the Facility continues to be The Yang Group.

Subsequent to the balance sheet date of June 30, 2014, $53,000 has been received through August 4, 2014. These funds were received as explained in the preceding paragraph.

For some time, the Company had been researching and contemplating structural changes.  After significant research and serious consideration, the Company filed a voluntary petition for reorganization under Chapter 11 of Title XI of the U.S. Code on October 31, 2013.  The Company operated as “a debtor in possession” (DIP) from October 31, 2013, until May 23, 2014, when the Company’s Plan of Reorganization was confirmed by the Court.  While the Company is no longer a DIP, it remains under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code.  An Effective Date for the Plan has not yet been determined.  Once the Effective Date is set and the Plan is implemented, the Company will continue to operate and carry out the provisions of the Plan supervised by the Court and the Bankruptcy Code to consummate the Plan of Reorganization.

7.
Line of Credit.  We had a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent.  There was an outstanding balance of $18,376 on October 31, 2013, when the Chapter 11 Petition was filed.  This debt is listed on Schedule F of the Summary of Schedules filed by the Company with the United States Bankruptcy Court.  Schedule F is the list of Unsecured Non-priority (Creditors’) Claims.  The Claim is also scheduled in Class Four – General Unsecured Creditors of the Plan of Reorganization.  This debt is also included on the June 30, 2014 Balance Sheet and the outstanding balance of $18,376 is included in accounts payable and accrued expenses.

8.	Subsequent Events. From July 1, 2014 through the date of this report $53,000 was received by the Company from The Yang Group through Dr. Stephen T. Chen.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Equity Funding.  There have been no sales of stock in the first or second quarter of 2014.

Results of Operations for Quarters Ended June 30, 2014 and 2013:

Revenues.  During the quarters ended June 30, 2014, and June 30, 2013 there were no sales of dietary supplements. During the quarters ended June 30, 2014, and June 30, 2013 there were no ACM sales.

Research and Development Expenses. Research and development expenses of $0 were incurred for the quarter ended June 30, 2014, compared to $37,662 for the quarter ended June 30, 2013, a decrease of $37,662 (100%).  The amount was lower in 2014 than 2013 due to the Ch. 11 Bankruptcy Reorganization. All R&D expenses ceased and beginning in April 2014 all R&D expense reclassification stopped until R&D resumes.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $186,203 were incurred for the second quarter in 2014, compared to $124,626 for the second quarter of 2013, an increase of $61,577 (49%).  This increase was mostly due to the addition of Reorganization Expense related to the bankruptcy filing and higher D&O insurance.

Net Operating Loss.  In the three-month period ended June 30, 2014, the Company's operating loss was $186,203 compared to an operating loss for the three-month period ended June 30, 2013 of $162,288, a $23,915 (15%) increase. There were approximately the same expenses overall during the first and second quarters of 2014, but the addition of Reorganization Expense related to the bankruptcy filing increased the loss.

Interest Expense.  During the three-month period ended June 30, 2014, interest expense was $684, compared to $30,825 for the three-month period ended June 30, 2013.   The interest expense recognized in the second quarter of 2014 is due to the Post-Petition Financing Facility and D&O insurance only.

Net Loss. In the three-month period ended June 30, 2014, the Company's net loss was $186,887 compared to a net loss for the three-month period ended June 30, 2013 of $193,113, a $6,226 (3%) decrease. This decrease was mainly due to increased reorganization expense and decrease in interest.

Results of Operations for the Six Months Ended June 30, 2014 and June 30, 2013.

Revenues.  During the six months ended June 30, 2014 and June 30, 2013 there were no sales of dietary supplements.  During the six months ended June 30, 2014, and June 30, 2013 there were no ACM sales.

Research and Development Expenses. Research and development expenses of $15,270 were incurred for the six month period ended June 30, 2014, compared to $71,792 for the six month period ended June 30, 2013, a decrease of $56,522 (79%).  The amount was lower in 2014 than 2013 due to the Ch. 11 Bankruptcy Reorganization. All R&D expenses ceased and beginning in April 2014 all R&D expense reclassification stopped until R&D resumes.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $345,948 were incurred for the first six months of 2014, compared to $251,787 for the first six months of 2013, an increase of $94,161 (37%).  This increase was mostly due to the addition of Reorganization Expense related to the bankruptcy filing and higher D&O insurance.

Net Operating Loss.  In the six month period ended June 30, 2014, the Company's operating loss was $361,218 compared to an operating loss for the six month period ended June 30, 2013 of $323,579, a $37,639 (12%) increase.

Change in Fair Value of Derivative Instruments.  Change in fair value of derivative instruments was $0 in the first six months of 2014 compared to a $4,217 gain in the first six months of 2013.  The difference between the two periods was $4,217.

Interest Expense.  During the six-month period ended June 30, 2014, interest expense was $730, compared to $60,308 for the six-month period ended June 30, 2013, a decrease of $59,578 (99%).   The interest expense recognized in the second quarter of 2014 is due to the Post-Petition Financing Facility and D&O insurance only.

Net Loss. In the six months ended June 30, 2014, the Company's net loss was $361,948 compared to a net loss for the six months ended June 30, 2013 of $379,670 a $17,722 (5%) decrease.

Liquidity Needs. At June 30, 2014, we had available cash of $1,490, and had a working capital deficit of $5,253,231. This includes $77,895 of accrued salaries; $3,050,861 from loans ($2,000,000) and accrued interest ($1,006,253 from HBL and $44,608 from a related party); loans for $200,000 from a Director; and loans of $1,513,515 from related parties. Negative cash flow from operating activities plus reorganization expense and patent filings (burn rate) is approximately $50,000 per month. Continued losses and lack of liquidity indicate that we are having great difficulty being able to continue as a going concern for a reasonable period of time. The ability to continue as a going concern is dependent upon implementation and consummation of a Plan of Reorganization and successful emergence from Chapter 11 Bankruptcy which includes interim and permanent financing.

There can be no assurance that we will be successful in our efforts to reorganize the Company.  If we are not successful in our efforts to reorganize, we will be forced to cease operations.

Forward-Looking Statements: Certain statements made throughout this document are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, achievements, costs or expenses and may contain words such as "believe," "anticipate," "expect," "estimate," "project," "budget," or words or phrases of similar meaning.  Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements.  Such risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K and include among others the following: promulgation and implementation of regulations by the U.S. Food and Drug Administration ("FDA"); promulgation and implementation of regulations by foreign governmental instrumentalities with functions similar to those of the FDA; costs of research and development and clinical trials, including without limitation, costs of clinical supplies, packaging and inserts, patient recruitment, trial monitoring, trial evaluation and publication; and possible difficulties in enrolling a sufficient number of qualified patients for certain clinical trials.  The Company is also dependent upon a broad range of general economic and financial risks, such as possible increases in the costs of employing and/or retaining qualified personnel and consultants and possible inflation which might affect the Company's ability to remain within its budget forecasts. The principal uncertainties to which the Company is presently subject are its inability to ensure that the results of trials performed by the Company will be sufficiently favorable to ensure eventual regulatory approval for commercial sales, its inability to accurately budget at this time the possible costs associated with hiring and retaining of additional personnel, uncertainties regarding the terms and timing of one or more commercial partner agreements and its ability to continue as a going concern.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Chapter 11 Reorganization Risks.
We filed for reorganization under Chapter 11 of the Bankruptcy Code on October 31, 2013 and are subject to the risks and uncertainties associated with Chapter 11 Cases.

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
•
we may be exposed to risks associated with third parties seeking and obtaining court approval to (i) terminate or shorten our exclusivity period to propose and confirm a plan of reorganization, (ii) appoint a Chapter 11 trustee or (iii) convert the case to a Chapter 7 liquidation case.

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

Sales revenue, sublicense fees and royalty income are currently nonexistent.  Historically, the Company’s primary focus has been to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect any significant sales or royalty revenue in the next several years. We operate at a net loss and current liabilities exceed current assets by $5,253,231 as of June 30, 2014.  Most of the $5,305,479 of current liabilities includes the amount owed to HBL for $2 million in two notes plus $1,006,253 of accrued interest; $200,000 in loans plus $44,608 accrued interest owed to a Director, and $77,895 of accrued salaries and $1,513,515 notes payable owed to  related parties.

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

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.  Our Independent Registered Public Accounting Firm has added an explanatory paragraph to their audit opinion issued in connection with our financial statements which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern.  We incurred a net loss of $361,948 for the six months ended June 30, 2014 and a net loss of $379,670 for the six months ended June 30, 2013.  The operating loss for the six months ended June 30, 2014 was $361,218.  In addition, as of June 30, 2014 we had an accumulated deficit of $37,862,389. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are not successful in our efforts to reorganize the Company, we will be forced to cease operations.

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

There were no restricted shares of our common stock issued during the six months ended June 30, 2014. The number of shares of restricted stock issued prior to September 1, 2012 that has been held for at least six months and hasn’t had the legends removed to become freely tradable under Rule 144 or 144(k) is not known.

ITEM 4.                      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2014. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s chairman of the board and chief executive officer, Dr. Stephen T. Chen and chief financial officer, Bernard Cohen. Our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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
In the six months ended June 30, 2014, there were no sales of stock.

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

Date: August 14, 2014	AMARILLO BIOSCIENCES, INC. By: /s/ Stephen Chen
Date: August 14, 2014	Stephen Chen, Chairman of the Board, and Chief Executive Officer By: /s/ Bernard Cohen
Bernard Cohen, Vice President, Chief Financial Officer