Form 10-Q
period 2014-09-30
AMARILLO BIOSCIENCES INC
filed 2014-11-14
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 14, 2014 there were 73,291,008 shares of the issuer's common stock and 3,262 shares of the issuer’s preferred stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Debtor and Debtor-in-Possession
Balance Sheets
(Unaudited)
	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$279	$6,539
Prepaid expense and other current assets	34,226	61,953
Total current assets	34,505	68,492
Patents, net	87,849	93,039
Total assets	$122,354	$161,531

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$477,331	$288,244
Accrued interest - related parties	1,051,093	1,050,671
Accrued expenses – related party	78,360	78,360
Notes payable – related parties	3,788,935	3,527,043
Total current liabilities	5,395,719	4,944,318
Total liabilities	5,395,719	4,944,318

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares – 10,000,000
Issued and outstanding shares – 3,262 at September 30, 2014 and December 31, 2013	33	33
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 73,291,008 at September 30, 2014 and December 31, 2013	732,910	732,910
Additional paid-in capital	31,968,516	31,968,516
Accumulated deficit	(37,974,824)	(37,484,246)
Total stockholders' deficit	(5,273,365)	(4,782,787)
Total liabilities and stockholders’ deficit	$122,354	$161,531

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Debtor and Debtor-in-Possession
Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenues:
Product sales	$-	$-	$-	$-
Total revenues	-	-	-	-
Cost of revenues:
Product sales	-	-	-	-
Total cost of revenues	-	-	-	-
Gross Margin	-	-	-	-

Operating expenses:
Research and development expenses	-	33,659	15,270	105,450
Selling, general and administrative expenses	103,747	50,793	449,695	302,581
Total operating expenses	103,747	84,452	464,965	408,031

Operating loss	(103,747)	(84,452)	(464,965)	(408,031)

Other income (expense)
Change in fair value of derivatives	-	-	-	4,217
Interest expense	(590)	(31,101)	(1,320)	(91,409)
Net loss	(104,337)	(115,553)	(466,285)	(495,223)
Preferred stock dividend	(8,097)	(8,097)	(24,293)	(24,293)
Net loss applicable to common shareholders	$(112,434)	$(123,650)	$(490,578)	$(519,516)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	73,291,008	73,377,059	73,291,008	73,494,966

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Debtor and Debtor-in-Possession
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2014	2013

Net cash used in operating activities	$(260,320)	$(474,912)

Cash from investing activities:
Patent expenditures	(7,832)	(14,079)
Net cash used in investing activities	(7,832)	(14,079)

Cash from financing activities:
Proceeds from issuance of note payable related party	261,892	573,835
Payments on notes payable related party	-	(82,500)
Purchase and cancellation of treasury stock	-	(500)
Net cash provided by financing activities	261,892	490,835

Net change in cash	(6,260)	1,844
Cash and cash equivalents at beginning of period	6,539	7,261
Cash and cash equivalents at end of period	$279	$9,105
Supplemental disclosure of cash flow information
Cash paid for interest	$1,320	$3,669
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Debtor and Debtor-in-Possession
Notes to Financial Statements
(Unaudited)

1.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

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

The Company operated as “a debtor in possession” (DIP) from October 31, 2013, when the  Chapter 11 petition was filed until May 23, 2014, when the Company’s Plan of Reorganization was confirmed by the Court.  Although the Company has a confirmed Plan of Reorganization (Plan), that Plan has not been implemented and until the Plan is implemented, the Company is still considered a DIP. An Effective Date for the Plan has not yet been determined.  Once the Effective Date is set and the Plan is implemented, the Company will continue to operate and carry out the provisions of the Plan supervised by the Court and the Bankruptcy Code to consummate the Plan of Reorganization.

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

3.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On September 30, 2014, a total of 79,105,800 shares of common stock were either outstanding (73,291,008) or reserved for issuance upon exercise of options and warrants or conversion of convertible preferred stock (5,814,792).  No common stock was issued in the nine months ending September 30, 2014.

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

No warrants or options expired in the third quarter of 2014.

A summary of the Company’s stock option activity and related information for the period ended September 30, 2014 is as follows:
	Options	Price Range
Outstanding December 31, 2013	1,752,792	$0.040-0.125
Granted	-	-
Cancelled/Expired	200,000	0.125
Exercised	-	-
Outstanding September 30, 2014	1,552,792	0.040-0.065
Exercisable September 30, 2014	1,552,792	$0.040-0.065

A summary of the Company’s stock warrant activity and related information for the period ended September 30, 2014 is as follows:
	Warrants	Price Range
Outstanding December 31, 2013	2,287,500	$0.03-0.04
Granted	-	-
Cancelled/Expired	1,287,500	0.04
Exercised	-	-
Outstanding September 30, 2014	1,000,000	0.03
Exercisable September 30, 2014	1,000,000	$0.03

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

There was no Series 2010-A 10% Convertible Preferred Stock issued in the nine months ending September 30, 2014.

The Company accrued $63,240 of dividends on preferred stock in 2013 and accrued $24,293 of dividends on preferred stock during the first nine months of 2014.

6.
Notes Payable – Related Party.  Two $1,000,000 notes are payable under an unsecured loan agreement with Hayashibara Biochemical Laboratories, Inc. (“HBL”), a major stockholder, dated July 22, 1999.  Although we are currently in repayment default on the notes, HBL has not demanded payment.  The principal and accrued interest through October 31, 2013, Petition  Date, is listed on Schedule F of the Summary of Schedules filed by ABI with the United States Bankruptcy Court.  Schedule F is the List of Unsecured Non-priority (Creditors’) Claims.  The claim is also scheduled in Class Four – General Unsecured Creditors of the Plan of Reorganization – in the amount of $3,006,252.88.  The disposition of all classes of creditors is a provision of the Company’s confirmed Plan of Reorganization.

On January 10, 2011 a promissory note for $200,000 was executed with Paul Tibbits, a director, which is in default and accrues interest at the default rate of 10% per annum, with no stated maturity date, and no collateral. This debt is listed on Schedule F of the Summary of Schedules filed by the Company with the United States Bankruptcy Court.  Schedule F is the list of Unsecured Non-priority (Creditors’) Claims.  The Claim is also scheduled in Class Four – General Unsecured Creditors of the Plan of Reorganization.  The debt includes $200,000 of principal and $35,055.56 of pre-petition interest accrued through October 31, 2013, Petition Date.  As of September 30, 2014, this note is still outstanding.  The disposition of all classes of creditors is a provision of the Company’s confirmed Plan of Reorganization.

Amendment #4 to the employment contract of Joseph M. Cummins (“Employee”) was entered into on May 19, 2012 by Employee and ABI (“Employer”).  The amendment provides for the change in annual salary of Employee from $175,000 per year to $5,000 per month ($60,000 annually).  Additionally, Employee releases Employer from any liability for payment of back salary or benefits (of any form) in the amount of $278,259.  Further, the Company forgave an employee receivable of approximately $10,448 in connection with the amended employment agreement. The Amendment further states that the term of the contract shall be through November 30, 2012.  Commencing December 1, 2012 through November 30, 2014, the Employee became a consultant for the monthly sum of $5,000.  The Amendment was effective as of May 15, 2012, and was executed by Dr. Stephen T Chen, PhD, Chairman and CEO and Joseph M. Cummins, DVM, PhD, President and COO.  This contract was rejected as shown in the approved Disclosure Statement for the Plan of Reorganization.  Any claim which arose in conjunction with the rejection of this contract is provided for in the Confirmed Plan of Reorganization.

On October 31, 2012, ABI carried a liability for back salary owed to Martin Cummins in the amount or $236,732. An agreement was reached between ABI and Martin Cummins wherein the parties agreed that claim to $136,732 was waived and forgiven by Martin Cummins, both parties agreed to execute a note payable for $100,000 which was not forgiven by Mr. Cummins and would be paid with a $40,000 down payment and a payout according to a schedule, and a new employment contract where Mr. Cummins was given ten months employment at $5,000 gross salary per month to be employed.  Furthermore, both parties agreed to execute a mutual release of liability and Mr. Cummins agreed to return 879,000 ABI stock options. As of September 30, 2014, the outstanding balance on the note payable was $13,250.  This amount is listed as a Class Four – General Unsecured Debt in the Plan of Reorganization and Disclosure Statement.

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

On July 19, 2013, the unsecured funds advanced through Dr. Chen ($976,793), were reduced to a promissory note made payable by Amarillo Biosciences, Inc. to the Yang Group. The note was a demand note with no certain due date with an annual interest rate of 23/100 of one percent (.23%) due on unpaid principal from the date of funding. The interest rate was based on the Applicable Federal Rate (“AFR”) in force for the month in which the note was executed. The note carried a 10% annual interest rate on material, unpaid amounts. There was no penalty for prepayment of outstanding amounts. As of September 30, 2014, the note is still outstanding and is included in the Plan of Reorganization.

On July 25, 2013, the Yang Group began advancing funds under a new promissory note which is secured by substantially all of the assets of the Company. The note is a revolving/advancing note for $300,000 or so much thereof as may from time to time have been advanced. The annual interest rate as to each advance thereunder, is at the short term Applicable Federal Rate (“AFR”) determined under Section 1274(d) of the Internal Revenue Code of 1986, for the month in which such advance was received. As of September 30, 2014, $280,000 was advanced under the secured note and remains outstanding.  This note is included in the Plan of Reorganization.

An order of the Bankruptcy Court approved a Post-Petition Financing Facility on January 15, 2014.  The Facility is an unsecured, priority basis financing facility approving up to $285,000 of funds to be advanced as needed.  From Petition Date of October 31, 2013, through September 30, 2014, $318,892 has been advanced under the Post-Petition Financing Facility.  The source of funds under the Facility continues to be The Yang Group.

For some time, the Company had been researching and contemplating structural changes.  After significant research and serious consideration, the Company filed a voluntary petition for reorganization under Chapter 11 of Title XI of the U.S. Code on October 31, 2013.  The Company operated as “a debtor in possession” (DIP) from October 31, 2013, until May 23, 2014, when the Company’s Plan of Reorganization was confirmed by the Court.  The Company continues to be a DIP until the Plan is implemented and consummated.  An Effective Date for the Plan has not yet been determined.  Once the Effective Date is set and the Plan is implemented, the Company will continue to operate and carry out the provisions of the Plan supervised by the Court and the Bankruptcy Code to consummate the Plan of Reorganization.

7.
Line of Credit.  We had a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent.  There was an outstanding balance of $18,376 on October 31, 2013, when the Chapter 11 Petition was filed.  This debt is listed on Schedule F of the Summary of Schedules filed by the Company with the United States Bankruptcy Court.  Schedule F is the list of Unsecured Non-priority (Creditors’) Claims.  The Claim is also scheduled in Class Four – General Unsecured Creditors of the Plan of Reorganization.  This debt is also included on the September 30, 2014 Balance Sheet and the outstanding balance of $18,376 is included in accounts payable and accrued expenses.

8.	Subsequent Events. From October 1, 2014 through the date of this report $26,000 was received by the Company from The Yang Group through Dr. Stephen T. Chen.

In addition, the Company received an aggregate of $400,000 from The Yang Group as funding for the Plan of Reorganization, of which $300,000 was received on October 30, 2014 and $100,000 was received on November 4.  Of the $400,000 received, $250,000 satisfies the requirement of the cash contribution as defined in Section 1.015 of the Plan of Reorganization.

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

Equity Funding.  There have been no sales of stock in the nine months ending September 30, 2014.

Results of Operations for Quarters Ended September 30, 2014 and 2013:

Revenues.  During the three months ended September 30, 2014, and September 30, 2013 there were no sales of dietary supplements or ACM.

Research and Development Expenses. Research and development expenses of $0 were incurred for the quarter ended September 30, 2014, compared to $33,659 for the quarter ended September 30, 2013, a decrease of $33,659 (100%).  The amount was lower in 2014 than 2013 due to the Ch. 11 Bankruptcy Reorganization. All R&D expenses ceased and beginning in April 2014 all R&D expense reclassification stopped until R&D resumes.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $103,747 were incurred for the quarter ended September 30, 2014, compared to $50,793 for the quarter ended September 30, 2013, an increase of $52,954 (104%).  This increase was mostly due to no R&D Reclassification for certain administrative costs in the quarter ended September 30, 2014, D&O Insurance liability increased for 2014, and the addition of the Reorganization Expense associated with the Chapter 11 Bankruptcy Reorganization.

Operating Loss.  In the three-month period ended September 30, 2014, the Company's operating loss was $103,747 compared to an operating loss for the three-month period ended September 30, 2013 of $84,452, a $19,295 (23%) increase. There were approximately the same expenses overall during the quarter ending September 30, 2014, but the addition of Reorganization Expense related to the bankruptcy filing increased the loss.

Interest Expense.  During the three-month period ended September 30, 2014, interest expense was $590, compared to $31,101 for the three-month period ended September 30, 2013.   The interest expense recognized in the third quarter of 2014 is due to the Post-Petition Financing Facility and D&O insurance only.

Net Loss. In the three-month period ended September 30, 2014, the Company's net loss was $104,337 compared to a net loss for the three-month period ended September 30, 2013 of $115,553, a $11,216 (10%) decrease. This decrease was mainly due to increased reorganization expense and decrease in interest.

Results of Operations for the Nine Months Ended September 30, 2014 and September 30, 2013.

Revenues.  During the nine months ended September 30, 2014 and September 30, 2013 there were no sales of dietary supplements.  During the nine months ended September 30, 2014 and September 30, 2013 there were no ACM sales.

Research and Development Expenses. Research and development expenses of $15,270 were incurred for the nine month period ended September 30, 2014, compared to $105,450 for the nine month period ended September 30, 2013, a decrease of $90,180 (86%).  The amount was lower in 2014 than 2013 due to the Ch. 11 Bankruptcy Reorganization. All R&D expenses ceased and beginning in April 2014 all R&D expense reclassification stopped until R&D resumes.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $449,695 were incurred for the first nine months of 2014, compared to $302,581 for the first nine months of 2013, an increase of $147,114 (49%).  This increase was mostly due to no R&D Reclassification for certain administrative costs beginning in April 2014, D&O Insurance liability increased for 2014, and the addition of the Reorganization Expense associated with the Chapter 11 Bankruptcy Reorganization.

Operating Loss.  In the nine month period ended September 30, 2014, the Company's operating loss was $464,965 compared to an operating loss for the nine month period ended September 30, 2013 of $408,031, a $56,934 (14%) increase.

Change in Fair Value of Derivative Instruments.  Change in fair value of derivative instruments was $0 in the first nine months of 2014 compared to a $4,217 gain in the first nine months of 2013.  The decrease between the two periods was $4,217 (100%).

Interest Expense.  During the nine month period ended September 30, 2014, interest expense was $1,320 compared to $91,409 for the nine month period ended September 30, 2013, a decrease of $90,089 (99%).   The interest expense recognized in the second and third quarters of 2014 is due to the Post-Petition Financing Facility and D&O insurance only.

Net Loss. In the nine months ended September 30, 2014, the Company's net loss was $466,285 compared to a net loss for the nine months ended September 30, 2013 of $495,223 a $28,938 (6%) decrease.

Liquidity Needs. At September 30, 2014, we had available cash of $279, and had a working capital deficit of $5,361,214. This includes $102,199 of accrued salaries; $3,051,093 from loans ($2,000,000) and accrued interest ($1,006,253 from HBL and $44,840 from a related party); loans for $200,000 from a Director; and loans of $1,588,935 from related parties. Negative cash flow from operating activities plus reorganization expense and patent filings (burn rate) is approximately $50,000 per month. Continued losses and lack of liquidity indicate that we are having great difficulty being able to continue as a going concern for a reasonable period of time. The ability to continue as a going concern is dependent upon implementation and consummation of a Plan of Reorganization and successful emergence from Chapter 11 Bankruptcy which includes interim and permanent financing.

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

Sales revenue, sublicense fees and royalty income are currently nonexistent.  Historically, the Company’s primary focus has been to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect any significant sales or royalty revenue in the next several years. We operate at a net loss and current liabilities exceed current assets by $5,361,214 as of September 30, 2014.  Most of the $5,395,719 of current liabilities includes the amount owed to HBL for $2 million in two notes plus $1,006,253 of accrued interest; $200,000 in loans plus $44,840 accrued interest owed to a Director, and $102,199 of accrued salaries and $1,588,935 notes payable owed to related parties.

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

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.  Our Independent Registered Public Accounting Firm has added an explanatory paragraph to their audit opinion issued in connection with our financial statements which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern.  We incurred a net loss of $466,285 for the nine months ended September 30, 2014 and a net loss of $495,223 for the nine months ended September 30, 2013.  The operating loss for the nine months ended September 30, 2014 was $464,965.  In addition, as of September 30, 2014 we had an accumulated deficit of $37,974,824. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are not successful in our efforts to reorganize the Company, we will be forced to cease operations.

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

There were no restricted shares of our common stock issued during the nine months ended September 30, 2014. The number of shares of restricted stock issued prior to September 1, 2012 that has been held for at least six months and hasn’t had the legends removed to become freely tradable under Rule 144 or 144(k) is not known.

ITEM 4.                  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2014. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s chairman of the board and chief executive officer, Dr. Stephen T. Chen and chief financial officer, Bernard Cohen. Our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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
In the nine months ended September 30, 2014, there were no sales of stock.

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

AMARILLO BIOSCIENCES, INC.
Date: November 14, 2014	By: /s/ Stephen Chen Stephen Chen, Chairman of the Board, and Chief Executive Officer
Date: November 14, 2014	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer