Form 10-K
period 2014-12-31
AMARILLO BIOSCIENCES INC
filed 2015-04-13
CIK 1014763

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)
[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the Fiscal Year Ended December 31, 2014

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] Commission File Number 0-20791
AMARILLO BIOSCIENCES, INC. (Exact name of Registrant as specified in its charter)
	Texas (State of other jurisdiction of incorporation or organization)	75-1974352 (I.R.S. Employer Identification No.)
	4134 Business Park Drive, Amarillo, Texas (Address of principal executive offices)	79110-4225 (Zip Code)
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

As of December 31, 2014, there were outstanding 20,144,810 shares of the registrant’s common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of 17,188,013 shares of common stock held by non-affiliates of the registrant (based on the closing price of $0.001 for the common stock on the OTC BB.AMAR December 31, 2014) was approximately $17,188. Shares of common stock held by officers, directors and each shareholder owning ten percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares of the Registrant’s common stock outstanding as of April 10, 2015 was 20,144,810.

PART I

The following contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in “Management’s 2015 Plan of Operations” as well as those discussed elsewhere in this Form 10-K. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

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

We currently own or license four issued patents related to the low-dose oral delivery of interferon and we own one issued patent on our dietary supplement, Maxisal®.  We currently have one pending patent which applies low dose oral interferon to the treatment of Thrombocytopenia.  In our history, we have completed more than 100 pre-clinical (animal) and human studies on the safety and efficacy of low-dose orally administered interferon.  On October 31, 2013, Amarillo Biosciences, Inc., (ABI) filed a voluntary petition in the Bankruptcy Court for the Northern District of Texas, for protection under Chapter 11 of Title 11 of the U.S. code.  The purpose of the filing was to give the Company time to restructure organizationally and financially.

In addition to the core technology discussed in the first paragraph of this section, ABI is exploring the possibility of instituting new revenue streams along with the core technology thus expanding the Company’s current focus into a diversified business portfolio.

Current Status

As of December 31, 2014, ABI remained in Chapter 11 Bankruptcy.  The Company’s Disclosure Statement was approved by the Bankruptcy Court on March 28, 2014, the Plan of Reorganization was confirmed on May 23, 2014, and implemented on the Effective Date, November 20, 2014.  The Company has consummated the Plan and has completed the following actions reducing the Company’s debt from $4,787,127 to $452,277:  Administrative debts have been paid and are now current, the unsecured debt to The Yang Group has been exchanged for common equity in ABI, general unsecured and administrative convenience creditors have been paid according to the Plan, the Company’s preferred stock has been converted to common stock, and the 1-for-19 reverse stock split has been successfully implemented.  Subsequently, on January 23, 2015, the Final Decree was signed by Robert L. Jones, Bankruptcy Judge for the Northern District of Texas and the Case was administratively closed on February 13, 2015.

In accordance with Accounting Standards Codification Topic 852, Reorganizations, the Company adopted fresh start accounting upon emergence from Chapter 11 bankruptcy. The recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values on the Effective Date.

Upon the adoption of fresh start accounting, the Company became a new entity for financial reporting purposes. References to “Successor” or “Successor Company” relate to the financial position of the reorganized Company as of and subsequent to November 20, 2014 and results of operations for the period ended December 31, 2014. References to “Predecessor” or “Predecessor Company” refer to the financial position of the Company prior to November 20, 2014 and the results of operations through November 20, 2014. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after November 20, 2014 are not comparable with the financial statements prior to that date.

Core Technology

Injectable interferon is FDA-approved to treat some neoplastic, viral and autoimmune diseases.  Many patients experience moderate to severe side effects, causing them to discontinue injectable interferon therapy. Our core technology is a natural human interferon alpha that is delivered into the oral cavity as a lozenge in low (nanogram) doses. The lozenge dissolves in the mouth where interferon binds to surface (mucosal) cells in the mouth and throat, resulting in stimulation of immune mechanisms.  Orally delivered interferon has been shown to activate hundreds of immune system genes in the peripheral blood.  Human studies have shown that oral interferon is safe and effective against viral and autoimmune diseases. Oral interferon is given in concentrations 10,000 times less than that usually given by injection. The Company’s low dose formulation results in almost no side effects, in contrast to high dose injectable interferon, which causes adverse effects in at least 50% of recipients.

The Company also has a dietary supplement product, Maxisal® that is useful in the symptomatic relief of dry mouth.

Governmental or FDA approval is required for low dose oral interferon.  Our progress toward approval is discussed under each specific indication, below.

We believe that our technology is sound and can be commercialized.  Due to occurrences in the interferon market over the past several years, we have been unsuccessful at such commercialization.

Interferon Supply

Hayashibara Biochemical Laboratories, Inc. (“HBL”) ceased to produce natural human interferon in December of 2012.  Historically, the research and development was conducted by ABI using this unique form of natural human interferon supplied by HBL.  Their departure from the Interferon market left ABI without a current source of interferon with which to conduct clinical trials and ultimately commercialize a product.  Additionally, this interferon no longer provides a competitive edge insomuch as the industry as a whole is rapidly moving toward the use of recombinant interferon rather than natural human interferon.  The Company is exploring its options and is talking with alternate suppliers of interferon.

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

Patents and Proprietary Rights

Since inception, the Company has worked to build an extensive patent portfolio for low-dose orally administered interferon. This portfolio consists of patents with claims that encompass method of use or treatment, and/or composition of matter and manufacturing. As listed below, we presently own or license six issued patents, including one patent on our dietary supplement.  Additionally, ABI has one patent pending as shown below.

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

Patents with Formulation Claims

4. "INTERFERON DOSAGE FORM AND METHOD THEREFOR" as described and claimed in U.S. Patent No. 6,372,218 B1 issued April 2002, Licensed. Expiration: April 2019.

5. "COMPOSITION AND METHOD FOR PROMOTING ORAL HEALTH" as described and claimed in U.S. Patent No. 6,656,920 B2 issued December 2003, Owned. Expiration: April 2021.

Patent Pending

6. “Treatment of Thrombocytopenia Using Orally Administered Interferon” as described and claimed on U.S. Patent Application Serial No. 14/398647

There are no current patent litigation proceedings involving us.

Cost of Compliance with Environmental Regulations

We incurred no costs to comply with environment regulations in 2014.

Competition

The pharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition. We believe that our ability to compete will be dependent in large part upon our ability to successfully operate the newly reorganized business, bring in new business lines, continue recapitalization, redevelop and test our products and continually enhance and improve our products and leverage our core technologies. In order to do so, we must effectively utilize and expand our research and development capabilities and, once developed, expeditiously convert new technology into products and processes, which can be commercialized. Competition is based primarily on scientific and technological superiority, technical support, availability of patent protection, access to adequate capital, the ability to develop, acquire and market products and processes successfully, the ability to obtain governmental approvals and the ability to serve the particular needs of commercial customers.  Corporations and institutions with greater resources than us, therefore, have a significant competitive advantage. Our potential competitors include entities that develop and produce therapeutic agents for treatment of human and animal disease. These include numerous public and private academic and research organizations and pharmaceutical and biotechnology companies pursuing production of, among other things, biologics from cell cultures, genetically engineered drugs and natural and chemically synthesized drugs. Almost all of these potential competitors have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources and experience than us. Our competitors may succeed in developing products or processes that are more effective or less costly than any that may be developed by us or that gain regulatory approval prior to our products.  We also expect that the number of competitors and potential competitors will increase as more interferon alpha products receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these competitors may be more successful than us in manufacturing, marketing and distributing its products. There can be no assurance that we will be able to compete successfully.

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

Research and Development

During the years ended December 31, 2014 and 2013, the Company incurred research and development expenses of $15,270 and $132,962, respectively. An integral part of the reorganization process has been to refocus and realign research and development activities.  If a satisfactory replacement source of interferon is located and will serve the goals of the Company, adequate funds to conduct research and development will be allocated.  These research activities include revitalization of the Company’s core technology.  Additionally, any number of other attractive technologies might be investigated.

Employees

The Company has 3 full-time employees. Of these employees, 2 are executive officers and 1 works in administrative and research and development capacities. Consultants in business and research development are also engaged as needed.

ITEM 2.                      DESCRIPTION OF PROPERTY.

Our executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot facility rented by us. The lease expires on June 30, 2015 and our monthly rent is $1,045 per month. We believe that the facilities are well maintained and generally suitable and adequate for our current and projected operating needs.

ITEM 3.                      LEGAL PROCEEDINGS.

Amarillo Biosciences, Inc., successfully exited Chapter 11 Bankruptcy on January 23, 2015, when the Final Decree was signed by Robert L. Jones, Bankruptcy Judge for the Northern District of Texas. The Case was administratively closed on February 13, 2015.

There are no other legal proceedings involving the Company.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

Prior to exiting bankruptcy, ABI was traded on the OTC Bulletin Board under the symbol AMARQ.  The Company is presently traded on the OTC Bulletin Board under the symbol AMAR.  Our common stock is presently considered a “penny stock” and is subject to such market rules. The range of high and low bids as quoted on the OTC Bulletin Board for each quarter of 2014 and 2013 was as follows:

	2014		2013
Quarter	$ High	$ Low	$ High	$ Low
First	0.429	0.019	0.665	0.247
Second	0.188	0.059	0.523	0.253
Third	0.110	0.029	0.523	0.342
Fourth	0.665	0.034	0.304	0.015

The quotations reflect inter-dealer bids without retail markup, markdown, or commission, and may not represent actual transactions. As of December 31, 2014, the Company had approximately 1,687 shareholders of record.

The Company has 100,000,000 shares of voting common shares authorized for issuance.  As of December 31, 2014, a total of 20,279,167 shares of common stock were either outstanding (20,144,810) or reserved for issuance upon exercise of options and warrants (134,357).

The Company issued common stock in 2014 and 2013 as follows:

Common Stock Issued in 2014	Shares	Issue Price	Net Price
Paul Tibbits1	171,684	$.10	$-
The Yang Group2	16,115,848	$.12	$1,941,211
Total Common Stock Issued in 2014	16,287,532	$0.10 - $0.12	$1,941,211

Common Stock Issued in 2013	Shares	Issue Price	Net Price
None	-	-	-
Total Common Stock Issued in 2013	-	-	-

During the years ended December 31, 2014 and December 31, 2013, there were no finder’s fees paid related to private placements of stock.
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

Pursuant to the Plan of Reorganization, on November 20, 2014, 3,262 shares of Preferred Equity were converted to 171,684 shares of Common Equity according to the above terms.  The converted shares were cancelled and terminated and returned to the status of authorized, but unissued.

There was no Series 2010-A 10% Convertible Preferred Stock issued in 2013.

The Company accrued $28,881 of dividends on preferred stock during 2014.

Stock Options and Warrants

During 2014, no options or warrants were issued to consultants, advisors, directors, employees, or investors. Consequently, there were no related expenses.

Directors, officers and consultants did not exercise any options in 2014 or 2013, see table below.

1  3,262 shares of preferred stock were converted to 3,262,000 shares of common stock at $0.10 per share where 1 share of preferred stock was exchanged for 1,000 of common stock.  When the 1-for-19 reverse split was implemented, the 3,262,000 common shares were reduced by a factor of 19.

2  The Plan of Reorganization called for exchanging debt owed to The Yang Group for ABI common stock on November 20, 2014.  16,115,848 shares of ABI common stock were exchanged for the debt.  The stock price was $0.12 per share.

A summary of the Company's stock option activity and related information for the years ended December 31, 2014 and 2013 is as follows:

	Successor		Predecessor
	December 31, 2014		November 20, 2014		December 31, 2013
	Options	Price	Options	Price	Options	Price
Outstanding Beg. Of Year*	81,726	$0.76-1.235	92,252	$0.76-2.375	97,515	$0.76-2.375
Granted	-	-	-	-	-	-
Cancelled/Expired	-	-	(10,526)	2.375	(5,263)	0.075
Exercised	-	-	-	-	-	-
Outstanding End of Year*	81,726	0.76-1.235	81,726	0.76-1.235	92,252	0.76-2.375
Exercisable End of Year*	81,726	0.76-1.235	81,726	0.76-1.235	92,252	0.76-2.375
*All options went through a 1-for-19 reverse split

Options reserved for the director, employee and consultant stock option plan but not issued (892,105) are not included in the table above. This stock may be utilized for other purposes if not used for the plans. The weighted-average remaining contractual life of the options is 1.68 years at December 31, 2014.

During 2014, there were no private placement sales of common stock and no warrants issued.

No warrants were exercised in 2014 or 2013.

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2014 and 2013 is as follows:

	Successor		Predecessor
	December 31, 2014		November 20, 2014		December 31, 2013
	Warrants	Price Range	Warrants	Price Range	Warrants	Price Range
Outstanding Beg. of Year*	52,632	$0.57	120,395	$0.57-0.76	349,596	$0.3838-1.90
Granted	-	-	-	-	-	-
Cancelled/Expired			(67,763)	$(0.76)	(229,201)	$(0.3838-1.90)
Exercised	-	-	-	-	-	-
Outstanding End of Year*	52,632	$0.57	52,632	$0.57	120,395	$0.57-0.76
Exercisable End of Year	52,632	$0.57	52,632	$0.57	120,395	$0.57-0.76

*All options went through a 1-for-19 reverse split

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2014 is 0.85 years.

Notes Payable

Related Party

The $3,006,753 amount to HBL was discharged when the Company paid $180,405 in full and final settlement of the Class Four – General Unsecured Debt.

The Company owed Paul Tibbits, a Director, principal and interest on a promissory note which had existed since 2010, in the amount of $235,056.  The debt was discharged when ABI paid $12,000 and $2,103 in principal and interest, respectively, in full and final settlement of the Class Four – General Unsecured Debt.

From July 22, 2010 through February 8, 2012, Paul Tibbits had received a total of 3,262 shares of the Company’s Series 2010-A 10% Convertible Preferred Stock in exchange for repayments of promissory notes, payment of interest on notes payable, dividends on the Preferred Stock, and interest on unpaid dividends on the Preferred Stock.  As of the filing date of the Chapter 11 Petition, October 31, 2013, Mr. Tibbits was owed $65,909 for accrued unpaid dividends and accrued interest on the unpaid dividends.  The debt was discharged when ABI paid $3,471 and $484 in unpaid dividends and interest on unpaid dividends, respectively, in full and final settlement of the Class Four – General Unsecured Debt.  Pursuant to the Rules of Bankruptcy, insomuch as the amounts owed to Mr. Tibbits were under-secured (there was no collateral securing this debt), no interest on unpaid dividends accrued from the filing date through the Effective Date of the Plan, November 20, 2014.  Dividends, however, continued to accrue through November 20, 2014 as permitted by the U.S. Bankruptcy Code and Rules of Bankruptcy. At December 31, 2014, $34,279 of unpaid dividends have been accrued.

The Yang Group has provided working capital loans in the total amount of $2,324,185 to ABI in fiscal years 2012, 2013, and 2014.  A significant amount of the cash provided was transferred to the Company through Dr. Stephen Chen, ABI CEO.  Pursuant to the Plan of Reorganization, The Yang Group received 16,115,848 shares of ABI Common Equity in exchange for discharge of the Class Two – Allowed Unsecured of (The) Yang (Group) as of the Effective Date of the Plan, November 20, 2014.

On the Effective Date, the Class Three Secured Claim of Yang will be deemed allowed in the amount of $150,000, secured by the same assets that secured Yang’s prepetition secured claim (See Texas Financing Statement No. 13-0029795076). This claim will bear interest at the Applicable Federal Rate, and be fully amortized and paid as follows: five (5) consecutive equal annual installments of combined principal and interest, beginning September 1, 2014, and continuing on the same date of each succeeding year until September 1, 2018, when the obligation is due and payable in full.

Non-Related Party

We had a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent.  There was an outstanding balance of $18,376 on October 31, 2013, when the Chapter 11 Petition was filed.  The debt was discharged when ABI paid $1,111 in full and final settlement of the Class Four– General Unsecured Debt.

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

Overview. ABI has been (and is) engaged in the business of biopharmaceutical research and development. Its primary focus historically has been the development of low-dose, orally administered interferon. ABI holds or licenses various patents; it also is the developer of Maxisal®, a dietary supplement to treat dry-mouth symptoms.

Having reorganized and exited bankruptcy, the Company’s goal is to expand the reach of its research, development, and marketing of biopharmaceutical, biotechnical, health and life science related products.  ABI will continue to leverage its core technology going forward by using its thirty years of scientific and clinical data to establish interferon-alpha lozenges as a therapeutic agent for conditions such as influenza, hepatitis C, and various causes of thrombocytopenia just to name a few.  The Company is committed to expanding its business operations from the currently narrow focus to encompass a wide variety of licensing, partnerships, and development opportunities in the aforementioned sectors. This commitment extends not only to the U.S., but to Taiwan, China, and other Asian Countries.

Company Management and Employees. On December 31, 2014, ABI had three employees. Presently, ABI has three employees and four directors. The employees include the following persons:

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

Bernard Cohen:
Chief Financial Officer (CFO). Mr. Cohen holds BBA and MPA degrees from West Texas A&M University. He is a long time Amarillo resident with over thirty years of management experience. Mr. Cohen has been with ABI since October 2009. Mr. Cohen works with Ms. Shelton and provides reporting necessary for ABI’s various SEC filings, and he also provides ordinary-course internal bookkeeping and accounting services.

Chrystal Shelton:
Office manager and administrative support. Ms. Shelton has been with ABI since 1987. In addition to handling routine office administration, Ms. Shelton is familiar with the form and format of SEC filings and interacts with outside professionals who assist ABI in its various compliance measures.  She is an integral part of the reporting process.

Directors.  The board of directors of ABI consists of the following persons: Stephen T. Chen, Ph.D., Paul Tibbits, Marian Tibbits, and Yasushi Chikagami.

Bankruptcy.  On October 31, 2013, ABI filed for relief under Chapter 11 of the U.S. Bankruptcy Code. As of December 31, 2014, ABI remained in Chapter 11 Bankruptcy.  The Company has consummated the Plan and has completed the following actions reducing the Company’s debt from $4,787,127 to $452,277:  Administrative debts have been paid and are now current, the unsecured debt to The Yang Group has been exchanged for common equity in ABI, general unsecured and administrative convenience creditors have been paid according to the Plan, the Company’s preferred stock has been converted to common stock, and the 1-for-19 reverse stock split has been successfully implemented.  Subsequently, on January 23, 2015, the Final Decree was signed by Robert L. Jones, Bankruptcy Judge for the Northern District of Texas and the Case was administratively closed on February 13, 2015.

Assets, Liquidity, and Capital.  ABI holds various patents and related intellectual property, which are described earlier in this document. Most, if not all, of ABI’s assets secure Yang’s collateralized debt pursuant to Loan Documents.3

At December 31, 2014, we had available cash of $318,556 whereas we had a cash position of $6,539 as of December 31, 2013. The Company had a working capital deficit of $4,875,826 at the end of fiscal year 2013.  For 2014, the working capital was $33,161.  Historically the burn rate was between $50,000 and $60,000 per month.  It is difficult to estimate the burn rate at this point insomuch as the new budgets are still being developed.  One of the Company’s main goals is to return to the status of a going concern by having reduced operating losses and subsequently becoming profitable.  As indicated throughout this document,  Two other major goals of ABI are to (1) leverage the core technology, low-dose oral interferon, and (2) diversify Company operations to incorporate additional lines of business which will extend the reach of ABI into additional economic sectors such as biotech / bio-pharmaceutical / health care products and life sciences business.  The Yang Group has indicated the willingness to assist in future financing of operations as ABI seeks to monetize its existing (and potentially newly developed) intellectual property. ABI estimates its post-reorganization financing needs to be between $1,000,000 and $1,600,000.

The Yang Group Controls The Reorganized Company.  In return for forgiveness of the Allowed Unsecured Claim of Yang and other Cash Consideration, Yang received newly issued stock and effectively owns eighty percent (80%) of the ownership interest of ABI, post-reorganization. The existing Common Equity Security Holders underwent a reverse stock split on the basis of one (1) (New) ABI common share received for every nineteen (19) (Old) ABI common shares held pre-split, as of a record date which was set by the Directors of ABI pursuant to Section 6.101(b) of the Texas Business Organizations Code. The Code indicated that the date shall be no more than 60 days prior to the implementation of the reverse stock split. The (New) ABI common shares received pursuant to the reverse split were not in addition to, but replaced, the (Old) ABI common shares held pre-split, and such (Old) ABI common shares were returned to the status of authorized, but unissued common shares, with the result that the Common Equity Security Holders now held, post-reorganization, common stock constituting approximately twenty percent (20%) of the issued and outstanding common stock in the reorganized company.  ABI will continue to compete in the biotech / bio-pharmaceutical / health care products and life sciences business.

3 ABI also owns office furniture and equipment, which has been fully depreciated and has little resale value

It is anticipated that Dr. Chen and the present management team will continue to operate ABI.  This does not, however, preclude Yang from exercising its voting rights as a stockholder in ABI.

Pending Litigation

To the best of management’s knowledge, the Company does not believe that there is any pending litigation against ABI.

Risk Factors

The most significant asset is the Debtor’s intellectual property consisting of six patents, one pending patent, and one trademark. Two of the patents expire in less than ten months and three of the patents expire in a range of four to seven years. These five patents and the single pending patent employ the Company’s core technology, which is the oral, low dosage use of (human) interferon. These patents will not have significant value unless commercialized, which will require adequate funding, time, effort, and expertise in biologics.  As stated earlier, ABI’s sole source of human interferon discontinued production, which negatively impacted ABI’s ability to obtain source product. The anticipated location and development time required for a new source of human interferon along with the requisite testing and FDA approval time could exceed the life span of the all of the patents, and even if it does not, would leave relatively little time to derive revenues from the patent protections, prior to patent expiration. The sixth patent, a product promoting oral health, also is the victim of supply-chain interruption because the supplier of the raw material for the product (anhydrous crystalline maltose, or “ACM”) has substantially increased its purchase price. The price increase and other actions have rendered the manufacture and sale of the product less attractive.

ABI will operate subject to the oversight by its 80% owner, Yang. Yang has recognized the necessity of additional capital infusion to return ABI to profitable operations post-reorganization. This will likely include the advance of debt financing or infusion of additional capital by Yang, although Yang is not obligated to do so, and will consider economic and market factors before making such determination. It is anticipated that ABI will attempt to monetize and commercialize its existing intellectual property, which would necessitate identification and acquisition of new source product (e.g., Interferon), conducting new trials, and additional protection of intellectual property. It is estimated this may require additional funding (including general administrative cost and professional fees) of between $500,000 and $800,000. Similarly, New ABI may explore with Yang the acquisition and development of new product lines to which Yang may have access. The cost to commercialize any such development could likely require a similar funding level, resulting in aggregate funding requirements between $1 million and $1.6 million. These activities, even if undertaken, would not be expected to produce meaningful revenue before the last calendar quarter of 2015, or possibly later.4

Tax Consequences

ABI’s most recent tax return and financial statements reflect tax attributes that may or may not be obtainable. Some of these tax attributes (e.g., net operating loss carry forwards (“NOL”), if any) are for the benefit of ABI. According to the Company’s most recent federal income tax return, the face amount of the NOL was $22,240,816. ABI has not independently verified or otherwise confirmed the favorable nature of such tax attributes or the extent to which any of the NOL can still be used. It is the Company’s belief that obtaining the value of such tax attributes may be difficult and directly dependent upon many factors outside of our control, including, but not limited to, changes in the legal and regulatory framework and the operational and corporate structure of ABI and shareholders, or sales or transfers

4 Yang has not expressly committed to these funding levels.

of stock by or among shareholders. For example, if ABI has experienced a change of control as defined in the relevant provisions of the IRC,1 the use of any existing tax attributes could be severely limited. ABI does not believe the reorganization has or will impair any tax attributes; however, obtaining value from the tax attributes is a function of the Company’s return to profitable operations and the timeframe of that return. While we believes it is possible, there is no assurance that ABI will return to profitability in the future.2

Comparison of results for the fiscal year ended December 31, 2014, to the fiscal year ended December 31, 2013.

In addition to the presentation in the financial statements of our results of operations and cash flows for the period ended December 31, 2014 and the period ended November 20, 2014, management believes it is useful to present certain combined results for the full year 2014 as supplementary information below. In such cases, the combined results for 2014 provide for a more useful, normalized comparison to the results of the Predecessor Company for 2013. Combined 2014 results for the statements of cash flows and for the elements of the statements of operations that are not categorized by segment are considered non-GAAP. When evaluating results of operations below gross profit, management views the year ended December 31, 2014 as a single, whole measurement period instead of a pair of distinct periods which must be divided and reported separately according to GAAP. Consequently, the Company is presenting the operating results of the Predecessor and Successor on a combined basis for the year ended December 31, 2014. This combined presentation is a non-GAAP summation of the Predecessor’s pre-reorganization results of operations for the period from January 1, 2014 through November 20, 2014 and the Successor’s results of operations for the period from November 21, 2014 through December 31, 2014. Management believes that the combined presentation provides additional information that enables meaningful comparison of the Company’s financial performance during uniform periods. The non-GAAP combined results for 2014 are presented in addition to the GAAP results for the period ended December 31, 2014 and the period ended November 20, 2014.

Revenues.  During the fiscal years ended December 31, 2014 and 2013, revenues were $nil.

Selling, General and Administrative Expenses.  Costs were up in 2014.  Selling, General and Administrative expenses increased from $433,193 for the fiscal year ended December 31, 2013 to $565,976 for the fiscal year ended December 31, 2014, an increase of $132,783 or approximately 31%. Increases in the following expense accounts were the main constituents of the increase in Selling, General, and Administrative expenses: D&O Liability Insurance, $28,101, Reorganization Expense related to the bankruptcy filing, $108,117, plus no R&D reclassification for certain administrative costs for the last three quarters of 2014.

Research and Development Expenses.  Research and Development expenses of $15,270 were incurred for the fiscal year ended December 31, 2014, compared to $132,962 for the fiscal year ended December 31, 2013, a decrease of $117,692 or approximately 89%. The decrease was mostly due to no R&D for the last three quarters of 2014.

1 See 26 U.S.C. § 382 (known as Section 382 of the IRC) and related regulations.

2 As noted above, the extent to which these NOL may be used by the Debtor or New ABI to offset future income may be affected by the passage of time, transactions among shareholders, and other factors. The Debtor has sought to limit certain trading activities by separate motion. See e.g., Debtor’s Motion for Immediate Entry of Order Establishing Procedures for Certain Transfers of Debtor’s Common Stock (Doc. No. 94) and the Interim Order Establishing Procedures for Certain Transfers of Debtor’s Common Stock (Doc. No. 96). Under the Plan, similar limitations may be imposed post-confirmation.

Other Income and Expenses.  During the fiscal year ended December 31, 2014, debt forgiveness income was $3,422,850 as compared to $42,702 for the fiscal year ended December 31, 2013, an increase of $3,380,148 or (7916%).  This increase is mainly attributed to completion of the bankruptcy and debt write-offs.

Net Income (Loss).  Net income for the fiscal year ended December 31, 2014 was $2,839,715 compared to net loss of $622,602 for the fiscal year ended December 31, 2013, a difference of $3,462,317 or approximately 556%.  Net income applicable to common shareholders for the fiscal year ended December 31, 2014 was $2,810,834 compared to a net loss applicable to common shareholders of $654,992 for the fiscal year ended December 31, 2013, a change of $3,465,826 (529%).  Net income/loss applicable to common shareholders includes stock dividends for preferred stock shareholders, $32,390 in 2013 compared to $28,881 in 2014, a decrease of $3,509 (11%). The preferred stock was converted to common stock on November 20, 2014.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

You should carefully consider the risks described in the material above before making an investment in Amarillo Biosciences, Inc.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth beginning on page F-1 immediately following the signature page of this report.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                      CONTROLS AND PROCEDURES.

As of December 31, 2014, the disclosure controls and procedures in place have been evaluated and are sufficient to ensure the accurate and full disclosure of financial matters.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.  The Company’s accounting firm has not issued an attestation report on the management’s assessment of the Company’s internal controls.  There were no changes made to the internal controls in 2014.  See Exhibit 33.1 for managements report on internal control over financial reporting.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of December 31, 2014, the directors and executive officers of the Company were as follows:
Name	Age	Position
Stephen Chen, PhD (1)	65	Chairman of the Board, Chief Executive Officer President, Chief Operating Officer and Director
Bernard Cohen	61	Vice President and Chief Financial Officer
Marian Tibbits	57	Director
Paul Tibbits	74	Director
Yasushi Chikagami	75	Director
(1)	Member of the Executive Committee.

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

Audit Committee

The Plan of Reorganization provided for the appointment of additional members to the Board of Directors.  Once those appointments have been made and new directors seated, ABI will be in a position to review and consider reconstituting the Audit Committee.    When that does occur, the Audit Committee will resume its function.  While there have been no changes in internal controls, the Company continually reviews all existing internal controls.  Ms. Brianne Braudt, the Company’s independent internal control auditor, will consult with the Company on its existing internal controls and possible changes or augmentations to those controls.

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

To the Company’s knowledge based solely on a review of the copies of such reports furnished to the Company, the following persons have failed to file, on a timely basis, the identified reports required by the Exchange Act during the most recent fiscal year:

Name and Principal Position	Number of Late Reports	Known Failures to File a Required Form
Dr. Stephen T. Chen, Chairman of the Board, President, and Chief Executive Officer	0	0
Bernard Cohen, Vice President and Chief Financial Officer	0	0
Marian Tibbits, Director	0	0
Paul Tibbits, Director	0	0
Yasushi Chikagami, Director	0	0

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table sets forth for the three years ended December 31, 2014 compensation paid by the Company to its Chairman of the Board and Chief Executive Officer; to its Chief Operating Officer and Director of Research; to its Vice President of Clinical and Regulatory Affairs and  to its Vice President and Chief Financial Officer.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Compensation	Securities Underlying Options
Dr. Stephen T. Chen, Chairman of the Board, President and Chief Executive Officer	2014	$ 34,719	$ -	$ -	-
	2013	$ 38,778	$ -	$ -	-
Dr. Joseph M. Cummins, Former President and Chief Operating Officer
	2012	$ 71,413	$ -	$ -	-
Mr. Martin J. Cummins, Vice President of Clinical and Regulatory Affairs	2013	$ 131,750	$ -	$ -	-
	2012	$ 62,289	$ -	$ -	-
Mr. Bernard Cohen, Vice President and Chief Financial Officer	2014	$ 40,319	$ -	$ 793	-
	2013	$ 40,819	$ -	$ -	-
	2012	$ 39,051	$ -	$ -	-
*All existing employee options were repriced to $0.05 per share with a 5 year term on October 27, 2011.  No additional new options were issued.

Bernard Cohen was paid $793 of the $13,222 owed to him for unpaid wages at the time of the bankruptcy. This amount represents the 6% payout rate of a class four claim.

Dr. Cummins retired on November 30, 2012 and became a consultant to the Company on December 1, 2012. The salary shown in the table reflects only his salary as an officer and an employee.

Option Grants in 2014

There were no options granted to the executive officers named above, during 2014.

Director Compensation for Last Fiscal Year

Directors receive $1,000 compensation for attendance at directors’ meetings and $250 for regularly scheduled teleconference meetings. There were no regularly scheduled meetings during 2014.

No director agreements were executed in 2014.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2014, there were 20,144,810 shares of the Company’s common stock outstanding. The following table sets forth as of December 31, 2014, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class Owned(1)
The Yang Group c/o Stephen T Chen 4134 Business Park Drive Amarillo, TX 79110	16,115,848	80%

(1) Applicable percentage ownership is based on 20,144,810 shares of common stock outstanding as of December 31, 2014, plus the additional shares that the stockholder is deemed to beneficially own.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2014, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth the beneficial ownership of the Company’s stock as of December 31, 2014 by each executive officer and director and by all executive officers and directors as a group:

Name and Address of Owner	Amount and Nature of Beneficial Ownership		Percent of Class Owned1
Stephen T. Chen 31 Service Drive Wellesley, MA 02482	51,314	2.25%
Bernard Cohen 2803 S. Travis St. Amarillo, TX 79109	2,632	3	0.01%
Paul and Marian Tibbits 2371 Blue ball Road Rineyville, KY 40162	759,448	4	3.77%
Yasushi Chikagami 9F, No. 29, Ln. 107, Sec. 2 Heping E. Rod., Da’an Dist. Taipei City 106, Taiwan (ROC)	258,771	5	1.28%
Total Group (all directors and executive officers – 5 persons)	1,072,165	6	5.31%

(2)  Includes options to purchase 5,263 shares of our common stock beneficially owned by Dr. Chen exercisable within 60 days.
(3)  Includes options to purchase 2,632 shares of our common stock beneficially owned by Mr. Cohen exercisable within 60 days.
(4)  Represents common stock owned by Paul and Marian Tibbits.
(5)  Includes warrants to purchase 52,631 shares of our common stock beneficially owned by Mr. Chikagami exercisable within 60 days.
(6)  Directors and officers percentage ownership is calculated based on 20,205,336 total shares outstanding plus Directors and Officers options beneficially owned.

Equity Compensation Plan Information

Stock Plans*	Issue Date Range	Total Shares Authorized	Shares Issued	Shares Remaining
2008 Stock Incentive Plan	5/23/08 – 10/11/11	600,000	463,420	136,580

Stock Option Plans*	Issue Date Range	Total Options Authorized**	Options Issued	Options Remaining
2009A Officers, Directors, Employees and Consultants Nonqualified Stock Option Plan *** Expired 12/31/14	04/30/09 – 10/27/11	20,000,000	5,381,792	14,618,208
*       The Board of Directors has approved all stock, stock option and stock warrant issuances.
**     One option reserves one share of common stock.
***  This plan replaces and supersedes in their entirety the Company’s Outside director and Advisor Stock Option Plan, as amended and restated as of May 11, 1999; the Company’s 1996 Employee’s Stock Option Plan, as amended and restated as of May 11, 1999; and the Company’s First Amended 2006 Employee’s Stock Option and Stock Bonus Plan; provided however, that options already issued and outstanding under said superseded plans shall continue to be outstanding and exercisable in accordance with their terms, as such may have been extended or re-priced from time to time, and the terms of any applicable option agreements entered into between the Company and the Optionee. This Plan expired December 31, 2014.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Historically, ABI has relied upon certain relationships which gave rise to related transactions.  These relationships have helped ABI with financing, ingredients to potential products, research, and technology.  All future transactions and loans between the Company and its officers, directors and 5% shareholders will be on terms no less favorable to the Company than could be obtained from independent third parties. There can be no assurance, however, that future transactions or arrangements between the Company and its affiliates will be advantageous, that conflicts of interest will not arise with respect thereto or that if conflicts do arise, that they will be resolved in favor of the Company.

Currently there are no such arrangements that have not already been disclosed in this document.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following summarizes the fees incurred by the Company during 2014 and 2013 for accountant and related services.

Audit Fees
	2014	2013
LBB & Associates Ltd., LLP	$38,101	$46,580

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
AMARILLO BIOSCIENCES, INC.
Date: April 10, 2015	By: /s/ Stephen Chen Stephen Chen, Chairman of the Board, and Chief Executive Officer
Date: April 10, 2015	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Stephen Chen	Chairman of the Board, Director and Chief Executive Officer	April 10, 2015
Stephen Chen

/s/ Marian Tibbits	Director	April 10, 2015
Marian Tibbits
/s/ Paul Tibbits	Director	April 10, 2015
Paul Tibbits
/s/ Yasushi Chikagami	Director	April 10, 2015
Yasushi Chikagami

Amarillo Biosciences, Inc.
Financial Statements

Years ended December 31, 2014 and 2013

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Amarillo Biosciences, Inc.
Amarillo, TX

We have audited the accompanying balance sheet of Amarillo Biosciences, Inc. (Successor) (the “Company”) as of December 31, 2014, and the related statements of operations, stockholders' deficit, and cash flows for the period ended December 31, 2014. Amarillo Biosciences, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amarillo Biosciences, Inc. (Successor) as of December 31, 2014, and the results of its operations and its cash flows for the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the United States Bankruptcy Court for the Northern District of Texas confirmed the Company’s Plan of Reorganization on May 23, 2014. Confirmation of the Plan of Reorganization resulted in the discharge of all claims against the Company that arose before October 31, 2013 and substantially alters rights and interests of equity security holders as provided for in the Plan of Reorganization. The Plan of Reorganization was substantially consummated on November 20, 2014 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of November 20, 2014. The Company’s absence of significant revenues, recurring losses from operations, its need for additional financing in order to fund its projected loss in 2014 raise substantial doubt about its ability to continue as a going concern. The 2014 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
April 10, 2015

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Amarillo Biosciences, Inc.
Amarillo, TX

We have audited the accompanying balance sheets of Amarillo Biosciences, Inc. (Predecessor) (the “Company”) as of December 31, 2013, and the related statements of operations, stockholders' deficit, and cash flows for the period ended November 20, 2014 and for the year ended December 31, 2013. Amarillo Biosciences, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amarillo Biosciences, Inc. (Predecessor) as of December 31, 2013, and the results of its operations and its cash flows for the period ended November 20, 2014 and for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company filed a petition on October 31, 2013 with the United States Bankruptcy Court for the Northern District of Texas for reorganizing under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Plan of Reorganization was substantially consummated on November 20, 2014 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting. The Company’s absence of significant revenues, recurring losses from operations, its need for additional financing in order to fund its projected loss in 2014 raise substantial doubt about its ability to continue as a going concern. The 2014 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
April 10, 2015

Amarillo Biosciences, Inc.
Balance Sheets
	Successor	Predecessor
	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$318,556	$6,539
Prepaid expense and other current assets	16,882	61,953
Total current assets	335,438	68,492
Patents, net	86,097	93,039
Total assets	$421,535	$161,531

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$67,159	$288,244
Accrued interest – related parties	563	1,050,671
Accrued expenses – related party	-	78,360
Notes payable – related parties	234,555	3,527,043
Total current liabilities	302,277	4,944,318
Notes payable – related party, long term	150,000	-
Total liabilities	452,277	4,944,318

Commitments and contingencies

Stockholders' deficit
Preferred stock (Predecessor), $0.01 par value:
Authorized shares – 10,000,000
Issued and outstanding shares – 3,262 at December 31, 2013	-	33
Common stock (Predecessor), $0.01par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 73,291,008 at December 31, 2013	-	732,910
Preferred stock (Successor), $0.01 par value:
Authorized shares – 10,000,000
Issued and outstanding shares – 0 at December 31, 2014	-	-
Common stock (Successor), $0.01 par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 20,144,810 at December 31, 2014	201,448	-
Additional paid-in capital	(157,446)	31,968,516
Accumulated deficit	(74,744)	(37,484,246)
Total stockholders' deficit	(30,742)	(4,782,787)
Total liabilities and stockholders’ deficit	$421,535	$161,531
The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Operations

	Successor	Predecessor,
	Period Ended December 31, 2014	Period Ended November 20, 2014	Year Ended December 31, 2013
Revenues:
Product sales	$-	$-	$-
Total revenues	-	-	-

Cost of revenues:
Product sales	-	-	-
Total cost of revenues	-	-	-
Gross margin	-	-	-

Operating expenses:
Research and development expenses	-	15,270	132,962
Selling, general and administrative expenses	69,707	496,269	433,193
Total operating expenses	69,707	511,539	566,155

Operating loss	(69,707)	(511,539)	(566,155)

Other income (expense):
Change in fair value of derivatives	-	-	4,217
Interest expense	(448)	(1,441)	(103,366)
Debt Forgiveness Income	-	3,422,850	42,702
Net income (loss)	(70,155)	2,909,870	(622,602)
Preferred stock dividend	(4,589)	(24,292)	(32,390)
Net income (loss) applicable to common shareholders	$(74,744)	$2,885,578	$(654,992)

Basic and diluted net income (loss) per average share available to common shareholders	$(0.00)	$0.75	$(0.17)

Weighted average common shares outstanding – basic and diluted	20,144,810	3,857,421	3,865,488

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Stockholders’ Deficit
Years Ended December 31, 2014 and 2013

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Deficit
Balance at December 31, 2012 (Predecessor)	3,262	$33	73,554,897	$735,549	$31,966,377	$(36,829,254)	$(4,127,295)
Net loss for year ended December 31, 2013	-	-	-	-	-	(622,602)	(622,602)
Stock repurchase-debt settlement agreement	-	-	(263,889)	(2,639)	2,139	-	(500)
Preferred stock dividends	-	-	-	-	-	(32,390)	(32,390)
Balance at December 31, 2013 (Predecessor)	3,262	$33	73,291,008	$732,910	$31,968,516	$(37,484,246)	$(4,782,787)
Net income for the period ended November 20, 2014	-	-	-	-	-	2,909,870	2,909,870
Preferred stock dividends	-	-	-	-	-	(24,292)	(24,292)
Conversion of Preferred stock into common stock	(3,262)	(33)	171,684	1,717	(1,684)	-	-
Cancellation of Predecessor Company equity	-	-	(73,291,008)	(732,910)	(33,865,758)	34,598,668	-
Issuance of Successor Company stock			3,857,278	38,573	(38,573)	-	-
Note payable conversions	-	-	16,115,848	161,158	1,780,053	-	1,941,211
Balance at November 20, 2014 (Predecessor)	-	$-	20,144,810	$201,448	$(157,446)	$-	$44,002

Balance at November 20, 2014 (Successor)	-	$-	20,144,810	$201,448	$(157,446)	$-	$44,002
Preferred stock dividends	-	-	-	-	-	(4,589)	(4,589)
Net loss for the period ended December 31, 2014	-	-	-	-	-	(70,155)	(70,155)
Balance at December 31, 2014 (Successor)	-	$-	20,144,810	$201,448	$(157,446)	$(74,744)	$(30,742)
The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Cash Flows

	Successor	Predecessor
Cash flows from Operating Activities	Period Ended December 31, 2014	Period Ended November 20, 2014	Year Ended December 31, 2013
Net income (loss)	$(70,155)	$2,909,870	$(622,602)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,026	14,515	16,120
Change in fair value of derivative liabilities	-	-	(4,217)
Debt Forgiveness Income	-	(3,422,850)	(42,702)
Changes in operating assets and liabilities:
Prepaid expense and other current assets	7,181	37,890	(48,279)
Accounts payable and accrued expenses	6,343	21,342	(61,797)
Accrued interest – related parties	563	(62,706)	99,229
Net cash used in operating activities	(53,042)	(501,939)	(664,248)
Cash flows from Investing Activities
Investment in patents	(2,769)	(7,830)	(15,059)
Net cash used in investing activities	(2,769)	(7,830)	(15,059)
Cash flows from Financing Activities
Proceeds from notes payable related party	-	1,010,392	765,835
Payments on notes payable related party	-	(132,795)	(86,750)
Purchase and cancellation of treasury stock	-	-	(500)
Net cash provided by financing activities	-	877,597	678,585
Net change in cash	(55,811)	367,828	(722)
Cash and cash equivalents at beginning of period	374,367	6,539	7,261
Cash and cash equivalents at end of period	$318,556	$374,367	$6,539
Supplemental Cash Flow Information
Cash paid for interest	$-	$62,993	$4,137
Cash paid for income taxes	$-	$-	$-
Non-Cash Transactions
Conversion of related party notes payable to common stock	$-	$1,941,211	$-
Conversion of preferred stock to common stock	$-	$1,717	$-
The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
December 31, 2014 and 2013

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Amarillo Biosciences, Inc. (the "Company” or “AMARQ” or “Amarillo” or “ABI”), a Texas corporation formed in 1984, is engaged in developing biologics for the treatment of human and animal diseases.  The Company’s current focus is research aimed at the treatment of human disease indications, particularly influenza, hepatitis C, thrombocytopenia, and other indications using natural human interferon alpha that is administered in a proprietary low dose oral form.  In addition to the above core technology ABI is exploring the possibility of instituting new revenue streams along with the core technology thus expanding the Company’s current focus into a diversified business portfolio.

Going Concern

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not yet achieved operating income, and its operations are funded primarily from debt and equity financings. The Company successfully reorganized under Chapter 11 of the U.S. Bankruptcy Code.  As part of the Plan of Reorganization, debt in excess of $4 million was discharged.  However, losses are anticipated in the ongoing development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.

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

Current Status

As of December 31, 2014, ABI remained in Chapter 11 Bankruptcy.  The Company’s Disclosure Statement was approved by the Bankruptcy Court on March 28, 2014, the Plan of Reorganization was confirmed on May 23, 2014, and implemented on the Effective Date, November 20, 2014.  The Company has consummated the Plan and has completed the following actions:  Administrative debts have been paid and are now current, the unsecured debt to The Yang Group has been exchanged for common equity in ABI, general unsecured and administrative convenience creditors have been paid according to the Plan, the Company’s preferred stock has been converted to common stock, and the 1-for-19 reverse stock split has been successfully implemented.  These actions have resulted in the reduction of debt from $4,787,127, to $452,277.  Subsequently, on January 23, 2015, the Final Decree was signed by Robert L. Jones, Bankruptcy Judge for the Northern District of Texas and the Case was administratively closed on February 13, 2015.

In accordance with Accounting Standards Codification Topic 852, Reorganizations, the Company adopted fresh start accounting upon emergence from Chapter 11 bankruptcy. The recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values on the Effective Date.

Upon the adoption of fresh start accounting, the Company became a new entity for financial reporting purposes. References to “Successor” or “Successor Company” relate to the financial position of the reorganized Company as of and subsequent to November 20, 2014 and results of operations for the period ended December 31, 2014. References to “Predecessor” or “Predecessor Company” refer to the financial position of the Company prior to November 20, 2014 and the results of operations through November 20, 2014. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after November 20, 2014 are not comparable with the financial statements prior to that date.

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

During fiscal years ended December 31, 2014 and 2013, no stock compensation was awarded.

Cash and Cash Equivalents

The Company classifies investments as cash equivalents if the original maturity of an investment is three months or less.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to uncollectability.  The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no material accounts receivable and no allowance at December 31, 2014 and 2013.  During 2013, the Company wrote off the existing uncollectible accounts receivable in the amount of $182. No uncollectible accounts receivables were written off in 2014.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company continually assesses the appropriateness of inventory valuations giving consideration to slow-moving, non-saleable, out-of-date or close-dated inventory. As of December 31, 2013 the Company had $184 of inventory included in other current assets.  This represented expired Maxisal® and was written off in 2014.

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

Since inception, the Company has worked to build an extensive patent portfolio for low-dose orally administered interferon. This portfolio consists of patents with claims that encompass method of use or treatment, and/or composition of matter and manufacturing. ABI presently owns or licenses six issued patents, including one patent on the dietary supplement Maxisal®.  Additionally, the Company has one patent pending.

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

Revenue Recognition

Dietary supplement and interferon sales

Revenues for the dietary supplement and interferon sales are recognized when an arrangement exists, the price is fixed and it has been determined that collectability is reasonably assured.  This generally occurs at the point when the goods are shipped to the customer.  No products were produced in 2014 and 2013, no sales occurred, and no revenue was recognized.

Sublicense fee revenue

Sublicense revenue is calculated based on fees relating to a license.  Amarillo recognizes revenue on these sublicense fees in the month the revenue is generated by the licensee.  There were no licensees in 2014 and 2013 and consequently no sublicense fee revenue recognized.

Royalty revenue

Royalty revenue is calculated based on royalty fees as a percent of net sales relating to a license.  Amarillo recognizes revenue on these royalty payments in the year the revenue is generated by the licensee.  In 2014 and 2013, ABI had no agreements which would result in royalty revenue.

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

Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. In 2014 and 2013, options and warrants outstanding were antidilutive and not included in the calculation of fully diluted net income (loss) per share.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash.

The Company has cash balances in a single financial institution which, from time to time, exceed the federally insured limit of $250,000.  No loss has been incurred related to this concentration of cash.

Other Concentrations

No other concentration situations or relationships exist.

Recent Accounting Pronouncements

Management does not anticipate that any recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

2. Fresh Start Accounting

Upon the Company’s emergence from Chapter 11 bankruptcy, the Company applied the provisions of fresh start accounting to its financial statements as (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the emerging entity and (ii) the reorganization value of the Company’s assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. The Company applied fresh start accounting as of November 20, 2014, with results of operations and cash flows in the period ending November 20, 2014 attributed to the Predecessor Company.

Upon the application of fresh start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities, and the excess of reorganization value over the fair value of identified tangible and intangible assets is reported separately on the balance sheet.

In accordance with fresh-start reporting requirements, management of ABI has reviewed its assets (excluding cash and prepaid expenses) and evaluated the estimated fair value of those assets, which includes its equipment and its patents. For equipment (which includes furniture & fixtures, computer equipment and software) management evaluated and determined that its estimated fair value immediately preceding ABI’s confirmation date was $0. Management reviewed the various types of equipment with an original book cost of approximately $46,000 and with dates acquired ranging from years between 1992 through 2008. Based on the condition and age of the equipment, management determined that any proceeds that could be received from a local auction-type sale would be minimal; therefore, management determined that $0 (which amount also represents current book carrying value) was a reasonable estimate of ABI’s equipment fair value. For patents, management evaluated and determined that its estimated fair value immediately preceding ABI confirmation date was approximately $86,000. Management reviewed the various patents with dates acquired ranging from years between 1999 and 2010. Based on the consideration of minimal revenues and cash flows from these patents over the past years since their inception dates, management concluded that the discounted cash flow approach was not relevant. However management did consider what it believes ABI could potentially sell such patents for to a knowledgeable third-party firm in the bio-tech industry and in an arm’s length transaction, which management determined that $86,000 (which amount also represents current book carrying value) was a reasonable estimate of ABI patents fair value.

The four-column condensed balance sheet provided below applies the effects of the Plan of Reorganization and fresh start accounting to the carrying values and classifications of assets or liabilities as of November 20, 2014. Upon adoption of fresh start accounting, the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Predecessor Company prior to the adoption of fresh start accounting for periods ended on or prior to November 20, 2014 are not comparable to those of the Successor Company.

In applying fresh start accounting, the Company followed these principles:
•
The reorganization value, which represents the enterprise value and non-interest bearing liabilities, was allocated to the Successor Company's assets based on their estimated fair values. The reorganization value exceeded the sum of the fair value assigned to assets. This excess reorganization value was recorded as part of the Successor Company assets at November 20, 2014.

•	Each liability existing as of the fresh start accounting date, other than deferred taxes, has been stated at the fair value, and determined at appropriate risk adjusted interest rates.
•
Deferred taxes were reported in conformity with applicable income tax accounting standards. Deferred tax assets and liabilities have been recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities.

The adjustments set forth in the following condensed balance sheet at November 20, 2014 reflect the effect of the consummation of the transactions contemplated by the Plan of Reorganization (reflected in the column "Reorganization Adjustments") as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column "Fresh Start Adjustments").

	Predecessor Company	Reorganization Adjustments		Fresh-Start Adjustments		Successor Company
Assets
Current assets:
Cash and cash equivalents	$261,147	$113,220	(a)	$-		$374,367
Prepaid expense and other current assets	24,063	-		-		24,063
Total current assets	285,210	113,220		-		398,430
Patents, net	86,355	-		-		86,355
Total assets	371,565	113,220		-		484,785

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	347,236	(291,009)	(b)	-		56,227
Accrued interest – related parties	1,051,093	(1,051,093)	(c)	-		-
Accrued expenses – related party	78,360	(78,360)	(d)	-		-
Notes payable – related parties	4,214,935	(3,830,380)	(e)	-		384,555
Total current liabilities	5,691,624	(5,250,842)		-		440,782
Total liabilities	5,691,624	(5,250,842)		-		440,782

Stockholders' deficit
Preferred stock (Predecessor)	33	(33)	(f)	-		-
Common stock (Predecessor)	732,910	(732,910)	(g)	-		-
Additional paid-in capital (Predecessor)	31,968,516	732,910	(g)	(32,701,426)	(j)	-
Preferred stock (Successor)	-	-		-		-
Common stock (Successor)	-	201,448	(h)	-		201,448
Additional paid-in capital (Successor)	-	1,739,797	(h)	(1,897,242)	(j)	(157,445)
Accumulated deficit	(38,021,518)	3,422,850	(i)	34,598,668	(j)	-
Total stockholders' deficit	(5,320,059)	5,364,062		-		44,003
Total liabilities and stockholders’ deficit	$371,565	$113,220		$-		$484,785

Reorganization Adjustments
(a)	The cash payments recorded on the Effective Date from implementation of the Plan of Reorganization include the following:

Proceeds from Yang Group	$322,500
Less: Payments of Class Four claims	(207,110)
Less: Payments of Class Five claims	(2,170)
Net increase in cash	$113,220

(b)
Pursuant to the Plan of Reorganization, General Unsecured Creditors were given a settlement of six percent (6%) of the amount of the allowed claim.  Administrative Convenience Creditors were given the opportunity to receive the lesser of $500 or 100% of their claim and receive payment within twenty-eight (28) days after the twenty-eight day objection period expired.  (The Effective Date was November 20, 2014.  Creditors had twenty-eight days from the Effective Date to object to the amount of their particular claim. The objection period was from November 21, 2014, through

General Ledger Account	Amount Paid in Settlement	Amount Discharged
Deferred Revenue	$225	$1,557
Accounts Payable	8,029	161,167
Accrued Payroll – P. Mueller*	*-	*30,590
Accrued Payroll – B. Cohen	793	12,428
Notes Payable	1,111	17,266
Accrued Dividends	3,471	54,372
Total	$13,629	$277,380

*There was no settlement payout for this creditor. The debt was beyond the Statute of Limitations and, therefore, not an allowed debt.

(c)
Pursuant to the Plan of Reorganization, Accrued Interest for Related Parties was classified as General Unsecured Creditors.  These Creditors received six percent (6%) of the allowed claim in full and final settlement of all outstanding debts.  The balance of the debt was discharged after the settlement payment was tendered.

Description	Amount
Tibbits payout of interest on $200,000 loan; write off of unpaid & discharged interest debt.	43,123
Adjustment to interest for The Yang Group.	1,933
Sub-Total	45,056
Accrued Yang interest post-bankruptcy	(163)
Accrued Yang interest post-bankruptcy	(53)
Sub-Total Yang interest	(216)
Net Sub-Total	44,840
Write off HBL accrued interest discharged.	1,006,253
Total Adjustment	$1,051,093

(d)	Write off licensing fees due Hayashibara Biochemical Laboratories, Inc. (HBL) which originated through sales of Bimron, and interferon product.

(e)
The total amount of cash received by ABI from the Yang Group was $2,324,185.  The amount of debt exchanged for equity with Yang was $1,939,630 leaving $384,555 of cash not converted to debt and still owed to The Yang Group.  This cash was for the purpose of financing future, post-bankruptcy operations.  The Notes Payable – Related Parties consisted of the following:

Creditor	Amount
Tibbits	$200,000
Martin Cummins	13,250
Allowed Unsecured Debt to Yang	1,939,630
Hayashibara Biochemical Laboratories	2,000,000
Total Discharged	4,152,880
Yang Cash for future operations	(322,500)
Total Adjustment	$3,830,380

The amount of remaining debt to Yang, $384,555 was reclassified pursuant to the Plan of Reorganization in that ABI has a secured debt to Yang in the amount of $150,000 and an unsecured note payable to Yang for $234,555.

(f)	Convert Preferred Stock at Par to Common Stock pursuant to Implementation of Plan of Reorganization – 32.62 shares of Preferred stock at $0.01 par to 3,262,000 Common shares at par $0.01.

(g)	Adjust Common Stock at par value of $0.01 for 20,144,810 Common Shares following 1-for-19 reverse stock split pursuant to Plan of Reorganization.

(h)	Adjust Common Stock at par of $0.01 and Additional Paid in Capital for conversion of Yang debt to (New) ABI Common Equity.

(i)	Adjust Accumulated Deficit for debt forgiveness/debt discharge pursuant to the Plan of Reorganization.

Fresh Start Adjustments
(j)	Adjust Paid in Capital – Predecessor, Paid in Capital – Successor, and Accumulated Deficit for Fresh Start Reporting.

3. Property, Equipment and Software, net

Property, equipment and software are stated at cost less accumulated depreciation and consist of the following at December 31, 2014 and 2013:

	Successor	Predecessor
	2014	2013
Furniture and equipment	$38,221	$38,221
Software	8,012	8,012
	46,233	46,233
Less: accumulated depreciation	(46,233)	(46,233)
Property, equipment and software, net	$-	$-

There was no depreciation expense for the years ended December 31, 2014 and 2013, respectively.

4. Patents, net

Patents are stated at cost less accumulated amortization and consist of the following at December 31, 2014 and 2013:

	Successor	Predecessor
	2014	2013
Patents	$184,087	$173,488
Less: accumulated amortization	(97,990)	(80,449)
Patents, net	$86,097	$93,039

Amortization expense amounted to $17,541 and $16,120 for the years ended December 31, 2014 and 2013, respectively.

Estimated future amortization expense is as follows:

2015	$17,612
2016	13,761
2017	13,761
2018	12,394
2019	8,553
thereafter	20,016
Total expense	$86,097

5. Notes Payable

Related Party

The $3,006,753 amount owed to HBL was discharged when the Company paid $180,405 in full and final settlement of the Class Four – General Unsecured Debt.

The Company owed Paul Tibbits, a Director, principal and interest on a promissory note which had existed since 2010, in the amount of $235,056.  The debt was discharged when ABI paid $12,000 and $2,103 in principal and interest, respectively, in full and final settlement of the Class Four – General Unsecured Debt.

From July 22, 2010 through February 8, 2012, Paul Tibbits had received a total of 3,262 shares of the Company’s Series 2010-A 10% Convertible Preferred Stock in exchange for repayments of promissory notes, payment of interest on notes payable, dividends on the Preferred Stock, and interest on unpaid dividends on the Preferred Stock.  As of the filing date of the Chapter 11 Petition, October 31, 2013, Mr. Tibbits was owed $65,909 for accrued unpaid dividends and accrued interest on the unpaid dividends.  The debt was discharged when ABI paid $3,471 and $484 in unpaid dividends and interest on unpaid dividends, respectively, in full and final settlement of the Class Four – General Unsecured Debt.  Pursuant to the Rules of Bankruptcy, insomuch as the amounts owed to Mr. Tibbits were under-secured (there was no collateral securing this debt), no interest on unpaid dividends accrued from the filing date through the Effective Date of the Plan, November 20, 2014.  Dividends, however, continued to accrue through November 20, 2014 as permitted by the U.S. Bankruptcy Code and Rules of Bankruptcy. At December 31, 2014, $34,279 of unpaid dividends have been accrued.

The Yang Group has provided working capital loans in the total amount of $2,324,185 to ABI in fiscal years 2012, 2013, and 2014.  A significant amount of the cash provided was transferred to the company through Dr. Stephen Chen, ABI CEO.  Pursuant to the Plan of Reorganization, The Yang Group received 16,115,848 shares of ABI Common Equity in exchange for discharge of the Class Two – Allowed Unsecured of (The) Yang (Group) as of the Effective Date of the Plan, November 20, 2014.

On the Effective Date, the Class Three Secured Claim of Yang will be deemed allowed in the amount of $150,000, secured by the same assets that secured Yang’s prepetition secured claim (See Texas Financing Statement No. 13-0029795076). This claim will bear interest at the Applicable Federal Rate, and be fully amortized and paid as follows: five (5) consecutive equal annual installments of combined principal and interest, beginning September 1, 2014, and continuing on the same date of each succeeding year until September 1, 2018, when the obligation is due and payable in full.

Subsequent to consummation of the Plan, The Yang Group has provided $384,555 for post-reorganization financing.

Non-Related Party

We had a line of credit with Wells Fargo for $20,000, with an interest rate of prime rate plus 6.75 percent.  There was an outstanding balance of $18,376 on October 31, 2013, when the Chapter 11 Petition was filed.  As provided by the Plan of Reorganization, The debt was discharged when ABI paid $1,111 in full and final settlement of the Class Four– General Unsecured Debt.

6. License, Sublicense, Manufacturing, Research and Supply Agreements

Manufacturing and Supply Agreements:

Hayashibara Biochemical Laboratories, Inc. (“HBL”) ceased to produce natural human interferon in December of 2012.  Historically, the research and development was conducted by ABI using this unique form of natural human interferon supplied by HBL.  Their departure from the Interferon market left ABI without a current source of interferon with which to conduct clinical trials and ultimately commercialize a product.  Additionally, this interferon no longer provides a competitive edge insomuch as the industry as a whole is rapidly moving toward the use of recombinant interferon rather than natural human interferon.  The Company is exploring its options and is talking with alternate suppliers of interferon.

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

There were no sublicense fees due to HBL for 2013 or 2014.

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

7. Common Stock

Pursuant to the Plan of Reorganization made effective on November 20, 2014, the Company implemented a reverse stock split of 19-for-1 on all issued and outstanding shares of common stock. The reverse stock split is presented retroactively throughout the financial statements and footnotes.

The Company has 100,000,000 shares of voting common shares authorized for issuance.  On December 31, 2014, the Company had 20,279,167 shares of common stock outstanding and reserved for issuance upon exercise of options and warrants and conversion of preferred stock.  The Company issued common stock in 2014 and 2013 as follows:

Common Stock Issued in 2014	Shares	Issue Price	Net Price
Paul Tibbits	171,684	$.10	$-
The Yang Group	16,115,848	$.12	$1,941,211
Total Common Stock Issued in 2014	16,287,532	$0.10 – 0.12	$1,941,211

Common Stock Issued in 2013	Shares	Issue Price	Net Price
None	-	$-	$-
Total Common Stock Issued in 2013	-	$-	$-

During the years ended December 31, 2014 and December 31, 2013, there were no finder’s fees paid related to private placements of stock.

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

We use the services of American Stock Transfer and Trust Company as our transfer agent.

8.  Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock shares for issuance.

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

Pursuant to the Plan of Reorganization, on November 20, 2014, 3,262 shares of Preferred Equity were converted to 171,684 shares of Common Equity, post reverse split, according to the above terms.  The converted shares were cancelled and terminated and returned to the status of authorized, but unissued.

There was no Series 2010-A 10% Convertible Preferred Stock issued in 2013.

The Company accrued $28,881 of dividends on preferred stock during 2014.

9. Stock Option and Stock Plans

Stock Plans *	Issue Date Range	Total Shares Authorized	Shares Issued	Shares Remaining
2008 Stock Incentive Plan	5/23/08 – 10/11/11	600,000	463,420	136,580

Stock Option Plans*	Issue Date Range	Total Options Authorized**	Options Issued	Options Remaining
2009A Officers, Directors, Employees and Consultants Nonqualified Stock Option Plan *** Expired 12/31/14	04/30/09 – 10/27/11	20,000,000	5,381,792	14,618,208

*       The Board of Directors has approved all stock, stock option and stock warrant issuances.
**     One option reserves one share of common stock.
***  This plan replaces and supersedes in their entirety the Company’s Outside director and Advisor Stock Option Plan, as amended and restated as of May 11, 1999; the Company’s 1996 Employee’s Stock Option Plan, as amended and restated as of May 11, 1999; and the Company’s First Amended 2006 Employee’s Stock Option and Stock Bonus Plan; provided however, that options already issued and outstanding under said superseded plans shall continue to be outstanding and exercisable in accordance with their terms, as such may have been extended or re-priced from time to time, and the terms of any applicable option agreements entered into between the Company and the Optionee. This Plan expired December 31, 2014.

10.  Stock Options and Warrants

Stock Options:

During 2014 and 2013, no options were issued to consultants.

Directors, officers and consultants exercised no options in 2014 or 2013.

Stock option activity for the year ended December 31, 2013 and periods ended November 20, 2014 and December 31, 2014 are summarized as follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2012 (Predecessor)*	97,515	$1.13	3.24	$110,640
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/expired	(5,263)	1.43	-	(7,500)
Outstanding at December 31, 2013 (Predecessor)*	92,252	1.12	2.41	103,140

Vested at December 31, 2013 (Predecessor)	92,252	1.12	2.41	103,140

Outstanding at December 31, 2013 (Predecessor)*	92,252	1.12	2.41	103,140
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/expired	(10,526)	2.38	-	(25,000)
Outstanding at November 20, 2014 (Predecessor)*	81,726	0.96	1.79	78,140

Vested at November 20, 2014 (Predecessor)	81,726	$0.96	1.79	$78,140

Outstanding at November 20, 2014 (Successor)*	81,726	$0.96	1.79	$78,140
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/expired	-	-	-	-
Outstanding at December 31, 2014 (Successor)*	81,726	0.96	1.68	78,140

Vested at December 31, 2014 (Successor)	81,726	$0.96	1.68	$78,140
*All options went through a 1/19 reverse split and is being retroactively presented.

Stock warrants:

No warrants were exercised in 2014 or 2013.

A summary of the Company's stock warrant activity and related information for the periods ended November 20, 2014 and December 31, 2014 and for the year ended December 31, 2013 is as follows:

	Successor		Predecessor
	December 31, 2014		November 20, 2014		December 31, 2013
	Warrants	Price Range	Warrants	Price Range	Warrants	Price Range
Outstanding Beg. of Year*	52,632	$0.57	120,395	$0.57-0.76	349,596	$0.3838-1.90
Granted	-	-	-	-	-	-
Cancelled/Expired			(67,763)	$(0.76)	(229,201)	$(0.3838-1.90)
Exercised	-	-	-	-	-	-
Outstanding End of Year*	52,632	$0.57	52,632	$0.57	120,395	$0.57-0.76
Exercisable End of Year	52,632	$0.57	52,632	$0.57	120,395	$0.57-0.76
*All warrants went through a 1/19 reverse split and is being retroactively presented.

The weighted-average remaining contractual life of the warrants outstanding at November 20, 2014 is 0.96 years. The weighted-average remaining contractual life of the warrants outstanding at December 31, 2014 is 0.85 years.

Derivative Liabilities:

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

There was no net derivative gain for 2014. In 2013, the derivative gain was $4,217.

11.  Income Taxes

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following:

	December 31, 2014	December 31, 2013
Provision (benefit) at statutory rate	$(966,000)	$202,000
Change in valuation allowance	966,000	(202,000)
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013, are presented below:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carryforward	$6,776,000	$7,742,000
Deferred tax assets	6,776,000	7,742,000

Deferred tax liabilities:	-	-
Net deferred tax assets	6,776,000	7,742,000
Valuation allowance	(6,776,000)	(7,742,000)
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company’s deferred tax asset of approximately $6,776,000 and $7,742,000 at December 31, 2014 and 2013, respectively, was subject to a valuation allowance of $6,776,000 and $7,742,000 at December 31, 2014 and 2013, respectively, because of uncertainty regarding the Company’s ability to realize future tax benefits associated with the deferred tax assets. Deferred tax assets were comprised primarily of net operating loss carryovers under the cash method of accounting used by the Company for federal income tax reporting. The valuation allowance decreased by $966,000 in 2014 and increased by $202,000 in 2013, due to the changes in the Company’s net operating loss carryover amounts.

At December 31, 2014, the Company has net operating loss carryforwards of approximately $19,930,000 for federal income tax purposes expiring in 2015 through 2034.  At December 31, 2013, the Company has net operating loss carryforwards of approximately $22,176,000 for federal income tax purposes expiring in 2014 through 2033. The ability of the Company to utilize these carryforwards may be limited should changes in stockholder ownership occur.

The difference between the reported income tax provision and the benefit normally expected by applying the statutory rate to the loss before income taxes results from the change during 2014 and 2013 of the deferred tax asset valuation allowance. As a result, the reported effective tax rate is 0%.

12. Commitments and Contingencies

Lease commitment

Our executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot facility rented by the Company. The lease expires on June 30, 2015 and our monthly rent is $1,045 per month. We believe that the facilities are well maintained and generally suitable and adequate for our current and projected operating needs.  This lease was affirmed by the Company as shown in the Disclosure Statement filed February 21, 2014, and approved on March 27, 2014.

Clinical Trial Costs

The Company currently has no ongoing studies, so there are no obligations to pay third parties in 2014 for expenses related to clinical studies.

Litigation

The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 2014.

13. Related Party Transactions

Historically, ABI has relied upon certain relationships which gave rise to related transactions.  These relationships have helped ABI with financing, ingredients to potential products, research, and technology.  All future transactions and loans between the Company and its officers, directors and 5% shareholders will be on terms no less favorable to the Company than could be obtained from independent third parties. There can be no assurance, however, that future transactions or arrangements between the Company and its affiliates will be advantageous, that conflicts of interest will not arise with respect thereto or that if conflicts do arise, that they will be resolved in favor of the Company.

Currently there are no such arrangements that have not already been disclosed in this document.