Form 10-Q
period 2015-03-31
AMARILLO BIOSCIENCES INC
filed 2015-05-15
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 15, 2015 there were 20,144,810 shares of the issuer's common stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Balance Sheets
(Unaudited)
	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$239,347	$318,556
Prepaid expense and other current assets	710	16,882
Total current assets	240,057	335,438
Patents, net	81,645	86,097
Property and equipment, net	5,833	-
Total assets	$327,535	$421,535

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$84,961	$67,159
Accrued interest - related parties	850	563
Notes payable – related parties	272,055	234,555
Total current liabilities	357,866	302,277
Notes payable – related party, long term	112,500	150,000
Total liabilities	470,366	452,277

Commitments and contingencies

Stockholders' deficit
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 20,144,810 at March 31, 2015 and December 31, 2014	201,448	201,448
Additional paid-in capital	(157,446)	(157,446)
Accumulated deficit	(186,833)	(74,744)
Total stockholders' deficit	(142,831)	(30,742)
Total liabilities and stockholders’ deficit	$327,535	$421,535

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
(Unaudited)

	Successor	Predecessor
	March 31, 2015	March 31, 2014
Revenues:
Product sales	$-	$-
Total revenues	-	-

Cost of revenues:
Product sales	-	-
Total cost of revenues	-	-
Gross margin	-	-

Operating expenses:
Research and development expenses	-	15,270
Selling, general and administrative expenses	111,818	159,744
Total operating expenses	111,818	175,014

Operating loss	(111,818)	(175,014)

Other income (expense):
Interest expense	(271)	(46)
Net loss	(112,089)	(175,060)
Preferred stock dividend	-	(8,098)
Net loss applicable to common shareholders	$(112,089)	$(183,158)

Basic and diluted net loss per average share available to common shareholders	$(0.01)	$(0.00)

Weighted average common shares outstanding – basic and diluted	20,144,810	73,291,008

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	Successor	Predecessor
	Three months ended March 31, 2015	Three months ended March 31, 2014

Net cash used in operating activities	$(73,011)	$(110,732)

Cash flows from investing activities:
Investment in equipment	(6,140)	-
Investment in patents	(58)	(19)
Net cash used in investing activities	(6,198)	(19)

Cash flows from financing activities:
Proceeds from notes payable related party	-	107,972
Net cash provided by financing activities	-	107,972

Net change in cash	(79,209)	(2,779)
Cash and cash equivalents at beginning of period	318,556	6,539
Cash and cash equivalents at end of period	$239,347	$3,760
Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
(Unaudited)

1.
Organization and Business.  Amarillo Biosciences, Inc. (the "Company” or “Amarillo” or “ABI”), a Texas corporation formed in 1984, is engaged in developing biologics for the treatment of human and animal diseases.  The Company’s current focus is research aimed at the treatment of human disease indications, particularly influenza, hepatitis C, thrombocytopenia, and other indications using natural human interferon alpha that is administered in a proprietary low dose oral form.  In addition to the above core technology ABI is exploring the possibility of instituting new revenue streams along with the core technology thus expanding the Company’s current focus into a diversified business portfolio.

2.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

3.
Financial Condition.  These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not yet achieved operating income, and its operations are funded primarily from debt and equity financings. The Company successfully reorganized under Chapter 11 of the U.S. Bankruptcy Code.  As part of the Plan of Reorganization, debt in excess of $4 million was discharged.  However, losses are anticipated in the ongoing development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.

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

4.
Current Status.  The Company exited bankruptcy on January 23, 2015 when the Final Decree was signed by Robert L. Jones, Bankruptcy Judge for the Northern District of Texas.  The Case was administratively closed on February 13, 2015.

In accordance with Accounting Standards Codification Topic 852, Reorganizations, the Company adopted fresh start accounting upon emergence from Chapter 11 bankruptcy. The recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values on the Effective Date.

Upon the adoption of fresh start accounting, the Company became a new entity for financial reporting purposes. References to “Successor” or “Successor Company” relate to the financial position of the reorganized Company as of and subsequent to November 20, 2014 and results of operations for the period ended March 31, 2015. References to “Predecessor” or “Predecessor Company” refer to the financial position of the Company prior to November 20, 2014 and the results of operations for the period ended March 31, 2014. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after November 20, 2014 are not comparable with the financial statements prior to that date.

5.
Fresh Start Accounting.  Upon the Company’s emergence from Chapter 11 bankruptcy, the Company applied the provisions of fresh start accounting to its financial statements as (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the emerging entity and (ii) the reorganization value of the Company’s assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. The Company applied fresh start accounting as of November 20, 2014, with results of operations and cash flows in the period ending November 20, 2014 attributed to the Predecessor Company.

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

	Predecessor Company	Reorganization Adjustments		Fresh-Start Adjustments	Successor Company
Assets
Current assets:
Cash and cash equivalents	$261,147	$113,220	(a)	$-	$374,367
Prepaid expense and other current assets	24,063	-		-	24,063
Total current assets	285,210	113,220		-	398,430
Patents, net	86,355	-		-	86,355
Total assets	371,565	113,220		-	484,785

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	347,236	(291,009)	(b)	-	56,227
Accrued interest – related parties	1,051,093	(1,051,093)	(c)	-	-
Accrued expenses – related party	78,360	(78,360)	(d)	-	-
Notes payable – related parties	4,214,935	(3,830,380)	(e)	-	384,555
Total current liabilities	5,691,624	(5,250,842)		-	440,782
Total liabilities	5,691,624	(5,250,842)		-	440,782

	Predecessor Company	Reorganization Adjustments		Fresh-Start Adjustments		Successor Company
Stockholders' deficit
Preferred stock (Predecessor)	33	(33)	(f)	-		-
Common stock (Predecessor)	732,910	(732,910)	(g)	-		-
Additional paid-in capital (Predecessor)	31,968,516	732,910	(g)	(32,701,426)	(j)	-
Preferred stock (Successor)	-	-		-		-
Common stock (Successor)	-	201,448	(h)	-		201,448
Additional paid-in capital (Successor)	-	1,739,797	(h)	(1,897,242)	(j)	(157,445)
Accumulated deficit	(38,021,518)	3,422,850	(i)	34,598,668	(j)	-
Total stockholders' deficit	(5,320,059)	5,364,062		-		44,003
Total liabilities and stockholders’ deficit	$371,565	$113,220		$-		$484,785

Reorganization Adjustments
(a)	The cash payments recorded on the Effective Date from implementation of the Plan of Reorganization include the following:

Proceeds from Yang Group	$322,500
Less: Payments of Class Four claims	(207,110)
Less: Payments of Class Five claims	(2,170)
Net increase in cash	$113,220

(b)
Pursuant to the Plan of Reorganization, General Unsecured Creditors were given a settlement of six percent (6%) of the amount of the allowed claim.  Administrative Convenience Creditors were given the opportunity to receive the lesser of $500 or 100% of their claim and receive payment within twenty-eight (28) days after the twenty-eight day objection period expired.  The Effective Date was November 20, 2014.  Creditors had twenty-eight days from the Effective Date to object to the amount of their particular claim. The objection period was from November 21, 2014, through December 18, 2014.  Administrative Convenience Claims were paid beginning December 19, 2014 and payments to this class were completed no later than January 16, 2015.  Creditors in the following general ledger accounts received six percent (6%) payout in full and final settlement of all outstanding debts.  The balance of the debts for both classes was discharged after the settlement payments were tendered.

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

Description	Amount
Tibbits payout of interest on $200,000 loan; write off of unpaid & discharged interest debt.	$43,123
Adjustment to interest for The Yang Group.	1,933
Sub-Total	45,056
Accrued Yang interest post-bankruptcy	(163)
Accrued Yang interest post-bankruptcy	(53)
Sub-Total Yang interest	(216)
Net Sub-Total	44,840
Write off HBL accrued interest discharged.	1,006,253
Total Adjustment	$1,051,093

(d)	Write off licensing fees due Hayashibara Biochemical Laboratories, Inc. (HBL) which originated through sales of Bimron, and interferon product.

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

6.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance. On March 31, 2015, a total of 20,279,167 shares of common stock were either outstanding (20,144,810) or reserved for issuance upon exercise of options and warrants (134,357). No common stock was issued in the three months ending March 31, 2015.

7.
Common Stock Options and Warrants.  As of March 31, 2015 there were 52,631 shares reserved as unexercised warrants and 81,726 shares reserved as unexercised options. No warrants or options expired in the first quarter of 2015.

A summary of the Company’s stock option activity and related information for the period ended March 31, 2015 is as follows:

	Options	Price Range
Outstanding December 31, 2014	81,726	$1.235-0.760
Granted	-	-
Cancelled/Expired	-	-
Exercised	-	-
Outstanding March 31, 2015	81,726	1.235-0.760
Exercisable March 31, 2015	81,726	$1.235-0.760

A summary of the Company’s stock warrant activity and related information for the period ended March 31, 2015

	Warrants	Price Range
Outstanding December 31, 2014	52,631	$0.57
Granted	-	-
Cancelled/Expired	-	-
Exercised	-	-
Outstanding March 31, 2015	52,631	0.57
Exercisable March 31, 2015	52,631	$0.57

8.
Notes Payable – Related Party.  On the Effective Date of the Plan of Reorganization, the Class Three Secured Claim of Yang was deemed allowed in the amount of $150,000, secured by the same assets that secured Yang’s prepetition secured claim (See Texas Financing Statement No. 13-0029795076). This claim bears interest at the Applicable Federal Rate, will be fully amortized and paid as follows: four (4) consecutive equal annual installments of combined principal and interest, beginning September 1, 2015, and continuing on the same date of each succeeding year until September 1, 2018, when the obligation is due and payable in full.

Subsequent to consummation of the Plan, The Yang Group has provided $234,555 for post-reorganization financing.  This is unsecured and draws interest at the short term Applicable Federal Rate.

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

Bankruptcy.  On October 31, 2013, ABI filed for relief under Chapter 11 of the U.S. Bankruptcy Code. Effective November 20, 2014, the Company consummated the Plan and has completed the following actions reducing the Company’s debt from $4,787,127 to $452,277 as of December 31, 2014:  Administrative debts have been paid and are now current, the unsecured debt to The Yang Group has been exchanged for common equity in ABI, general unsecured and administrative convenience creditors have been paid according to the Plan, the Company’s preferred stock has been converted to common stock, and the 1-for-19 reverse stock split has been successfully implemented.  On January 23, 2015, the Final Decree was signed by Robert L. Jones, Bankruptcy Judge for the Northern District of Texas and the Case was administratively closed on February 13, 2015.

Assets, Liquidity, and Capital.  ABI holds various patents and related intellectual property, which are described earlier in this document. Most, if not all, of ABI’s assets secure Yang’s collateralized debt pursuant to Loan Documents.1

At March 31, 2015, we had available cash of $239,347 whereas we had a cash position of $3,760 as of March 31, 2014.  The Company had a working capital deficit of $5,054,909 at the end of March 31, 2014.  For 2015, the working capital deficit was $117,809.  Historically the burn rate

1 ABI also owns office furniture and equipment, which has been fully depreciated and has little resale value was between $50,000 and $60,000 per month.  It is difficult to estimate the burn rate at this point insomuch as the new budgets are still being developed.  One of the Company’s main goals is to return to the status of a going concern by having reduced operating losses and subsequently becoming profitable.  As indicated throughout this document,  Two other major goals of ABI are to (1) leverage the core technology, low-dose oral interferon, and (2) diversify Company operations to incorporate additional lines of business which will extend the reach of ABI into additional economic sectors such as biotech / bio-pharmaceutical / health care products and life sciences business.  The Yang Group has indicated the willingness to assist in future financing of operations as ABI seeks to monetize its existing (and potentially newly developed) intellectual property. ABI estimates its post-reorganization financing needs to be between $1,000,000 and $1,600,000.

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

ABI will operate subject to the oversight by its 80% owner, Yang. Yang has recognized the necessity of additional capital infusion to return ABI to profitable operations post-reorganization. This will likely include the advance of debt financing or infusion of additional capital by Yang, although Yang is not obligated to do so, and will consider economic and market factors before making such determination. It is anticipated that ABI will attempt to monetize and commercialize its existing intellectual property, which would necessitate identification and acquisition of new source product (e.g., Interferon), conducting new trials, and additional protection of intellectual property. It is estimated this may require additional funding (including general administrative cost and professional fees) of between $500,000 and $800,000. Similarly, New ABI may explore with Yang the acquisition and development of new product lines to which Yang may have access. The cost to commercialize any such development could likely require a similar funding level, resulting in aggregate funding requirements between $1 million and $1.6 million. These activities, even if undertaken, would not be expected to produce meaningful revenue before the last calendar quarter of 2015, or possibly later.2

Tax Consequences
ABI’s most recent tax return and financial statements reflect tax attributes that may or may not be obtainable. Some of these tax attributes (e.g., net operating loss carry forwards (“NOL”), if any) are for the benefit of ABI. According to the Company’s most recent federal income tax return, the face amount of the NOL was $22,240,816. ABI has not independently verified or otherwise confirmed the favorable nature of such tax attributes or the extent to which any of the NOL can still be used. It is the Company’s belief that obtaining the value of such tax attributes may be difficult and directly dependent upon many factors outside of our control, including, but not limited to, changes in the legal and regulatory framework and the operational and corporate structure of ABI and shareholders, or sales or transfers of stock by or among shareholders. For example, if ABI has experienced a change of control as defined in the relevant provisions of the IRC,3 the use of any existing tax attributes could be severely limited. ABI does not believe the reorganization has or will impair any tax attributes; however, obtaining value from the tax attributes is a function of the Company’s return to profitable operations and the timeframe of that return. While we believes it is possible, there is no assurance that ABI will return to profitability in the future.4

2 Yang has not expressly committed to these funding levels.

3 See 26 U.S.C. § 382 (known as Section 382 of the IRC) and related regulations.

4 As noted above, the extent to which these NOL may be used by the Debtor or New ABI to offset future income may be affected by the passage of time, transactions among shareholders, and other factors. The Debtor has sought to limit certain trading activities by separate motion. See e.g., Debtor’s Motion for Immediate Entry of Order Establishing Procedures for Certain Transfers of Debtor’s Common Stock (Doc. No. 94) and the Interim Order Establishing Procedures for Certain Transfers of Debtor’s Common Stock (Doc. No. 96). Under the Plan, similar limitations may be imposed post-confirmation.

Equity Funding.  There have been no sales of stock in the three months ending March 31, 2015.

Results of Operations for Quarters Ended March 31, 2015 and 2014:

Factors Affecting Comparability.  We adopted fresh start accounting and reporting effective November 20, 2014 (the “Fresh Start Reporting Date”). The financial statements as of the Fresh Start Reporting Date report the results of the Successor Company with no beginning retained earnings or accumulated deficit. Any financial statement presentation of the Successor Company represents the financial position and results of operations of a new reporting entity and is not comparable to prior periods presented by the Predecessor Company. The financial statements for periods ended prior to the Fresh Start Reporting Date do not include the effect of any changes in the Predecessor Company’s capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. Accordingly, the financial statements on or prior to November 20, 2014 are not comparable with the financial statements for periods after November 20, 2014. Operating activities between January 1, 2014 and November 20, 2014 were insignificant.

Revenues.  During the quarters ended March 31, 2015, and March 31, 2014 there were no sales of dietary supplements. During the quarters ended March 31, 2015, and March 31, 2014 there were no ACM sales.

Research and Development Expenses. Research and development expenses have not been incurred for the quarter ended March 31, 2015, compared to $15,270 for the quarter ended March 31, 2014.  No R&D reclassification of any expenses have been made since the first quarter of 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $111,818 were incurred for the first quarter in 2015, compared to $159,744 for the first quarter of 2014, a decrease of $47,926 (30%).  This decrease is mostly due to less salary expense, less professional fees, less travel expense and the less reorganization expenses in 2015.

Operating Loss.  In the three-month period ended March 31, 2015, the Company's operating loss was $111,818 compared to an operating loss for the three-month period ended March 31, 2014 of $175,014, a $63,196 decrease. There were less expenses overall during the first quarter of 2015, reduction in Reorganization Expense related to the bankruptcy filing was a significant factor in the decrease of expense.

Interest Expense.  During the three-month period ended March 31, 2015, interest expense was $271, compared to $46 for the three-month period ended March 31, 2014.  The interest expense recognized in the first quarter of 2015 is mostly due to accrued interest for our secured and unsecured loans with The Yang Group.

Net Loss. In the three-month period ended March 31, 2015, the Company's net loss was $112,089 compared to a net loss for the three-month period ended March 31, 2014 of $175,060 a $62,971 (36%) decrease. This decrease was mainly due to decreased reorganization expense.

Liquidity Needs. At March 31, 2015, we had available cash of $239,347 whereas we had a cash position of $3,760 as of March 31, 2014.  The Company had a working capital deficit of $5,054,909 at the end of March 31, 2014.  For 2015, the working capital deficit was $117,809.  Historically the burn rate was between $50,000 and $60,000 per month.  It is difficult to estimate the burn rate at this point insomuch as the new budgets are still being developed.  One of the Company’s main goals is to return to the status of a going concern by having reduced operating losses and subsequently becoming profitable.  As indicated throughout this document,  Two other major goals of ABI are to (1) leverage the core technology, low-dose oral interferon, and (2) diversify Company operations to incorporate additional lines of business which will extend the reach of ABI into additional economic sectors such as biotech / bio-pharmaceutical / health care products and life sciences business.  The Yang Group has indicated the willingness to assist in future financing of operations as ABI seeks to monetize its existing (and potentially newly developed) intellectual property. ABI estimates its post-reorganization financing needs to be between $1,000,000 and $1,600,000.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk.

We may not be able to adequately protect and maintain our intellectual property The most significant asset is the Debtor’s intellectual property consisting of five patents, one pending patent, and one trademark. Two of the patents expire in less than ten months and three of the patents expire in a range of four to seven years. These five patents and the single pending patent employ the Company’s core technology, which is the oral, low dosage use of (human) interferon. These patents will not have significant value unless commercialized, which will require adequate funding, time, effort, and expertise in biologics.  As stated earlier, ABI’s sole source of human interferon discontinued production, which negatively impacted ABI’s ability to obtain source product. The anticipated location and development time required for a new source of human interferon along with the requisite testing and FDA approval time could exceed the life span of the all of the patents, and even if it does not, would leave relatively little time to derive revenues from the patent protections, prior to patent expiration. The sixth patent, a product promoting oral health, also is the victim of supply-chain interruption because the supplier of the raw material for the product (anhydrous crystalline maltose, or “ACM”) has substantially increased its purchase price. The price increase and other actions have rendered the manufacture and sale of the product less attractive.

ABI will operate subject to the oversight by its 80% owner, Yang. Yang has recognized the necessity of additional capital infusion to return ABI to profitable operations post-reorganization. This will likely include the advance of debt financing or infusion of additional capital by Yang, although Yang is not obligated to do so, and will consider economic and market factors before making such determination. It is anticipated that ABI will attempt to monetize and commercialize its existing intellectual property, which would necessitate identification and acquisition of new source product (e.g., Interferon), conducting new trials, and additional protection of intellectual property. It is estimated this may require additional funding (including general administrative cost and professional fees) of between $500,000 and $800,000. Similarly, New ABI may explore with Yang the acquisition and development of new product lines to which Yang may have access. The cost to commercialize any such development could likely require a similar funding level, resulting in aggregate funding requirements between $1 million and $1.6 million. These activities, even if undertaken, would not be expected to produce meaningful revenue before the last calendar quarter of 2015, or possibly later.5

We rely on third parties for the supply, manufacture and distribution of our products.  Third parties manufacture and distribute all of our products. Our reliance on third parties such as HBL (HBC) has left us without a source of natural human interferon which seriously jeopardizes our ability to leverage our core technology.  The

5 Yang has not expressly committed to these funding levels.

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

Sales revenue, sublicense fees and royalty income are currently nonexistent.  Historically, the Company’s primary focus has been to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect any significant sales or royalty revenue in the next several years. We operate at a net loss and current liabilities exceed current assets by $117,809 as of March 31, 2015.

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

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.  Our Independent Registered Public Accounting Firm has added an explanatory paragraph to their audit opinion issued in connection with our financial statements which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern.  We incurred a net loss of $112,089 for the three months ended March 31, 2015 and a net loss of $175,060 for the three months ended March 31, 2014.  The operating loss for the three months ended March 31, 2015 was $111,818.  In addition, as of March 31, 2015 we had an accumulated deficit of $186,833. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are not successful in our efforts to reorganize the Company, we will be forced to cease operations.

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

ITEM 4.                      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2015. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s chairman of the board and chief executive officer, Dr. Stephen T. Chen and chief financial officer, Bernard Cohen. Our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There have been no changes in internal controls over financial reporting during 2015.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
In the three months ended March 31, 2015, there were no sales of stock.

ITEM 3.	Defaults Upon Senior Securities.
None

ITEM 4.	Mine Safety Disclosures.
Not applicable

ITEM.5.	Other Information.
None

ITEM 6.	Exhibits.
None

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMARILLO BIOSCIENCES, INC.
Date: May 15, 2015	By: /s/ Stephen Chen Stephen Chen, Chairman of the Board, and Chief Executive Officer
Date: May 15, 2015	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer