Form 10-Q
period 2015-06-30
AMARILLO BIOSCIENCES INC
filed 2015-08-10
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 10, 2015 there were 20,144,810 shares of the issuer's common stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Balance Sheets
(Unaudited)
	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$100,064	$318,556
Prepaid expense and other current assets	51,213	16,882
Total current assets	151,277	335,438
Patents, net	80,949	86,097
Property and equipment, net	6,459	-
Total assets	$238,685	$421,535

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$98,677	$67,159
Accrued interest - related parties	1,133	563
Notes payable – related parties	272,055	234,555
Total current liabilities	371,865	302,277
Notes payable – related party, long term	112,500	150,000
Total liabilities	484,365	452,277

Commitments and contingencies

Stockholders' deficit
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 20,144,810 at June 30, 2015 and December 31, 2014	201,448	201,448
Additional paid-in capital	(157,446)	(157,446)
Accumulated deficit	(289,682)	(74,744)
Total stockholders' deficit	(245,680)	(30,742)
Total liabilities and stockholders’ deficit	$238,685	$421,535

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	Successor 2015	Predecessor 2014	Successor 2015	Predecessor 2014

Revenues:
Product sales	$-	$-	$-	$-
Total revenues	-	-	-	-
Cost of revenues:
Product sales	-	-	-	-
Total cost of revenues	-	-	-	-
Gross Margin	-	-	-	-

Operating expenses:
Research and development expenses	-	-	-	15,270
Selling, general and administrative expenses	102,103	186,203	213,921	345,948
Total operating expenses	102,103	186,203	213,921	361,218

Operating loss	(102,103)	(186,203)	(213,921)	(361,218)

Other income (expense)
Interest expense	(746)	(684)	(1,017)	(730)
Net loss	(102,849)	(186,887)	(214,938)	(361,948)
Preferred stock dividend	-	(8,098)	-	(16,195)
Net loss applicable to common shareholders	$(102,849)	$(194,985)	$(214,938)	$(378,143)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	20,144,810	73,291,008	20,144,810	73,291,008

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Successor	Predecessor
	Six months ended June 30, 2015	Six months ended June 30, 2014

Net cash used in operating activities	$(207,426)	$(183,690)

Cash flows from investing activities:
Investment in equipment	(7,081)	-
Investment in patents	(3,985)	(7,831)
Net cash used in investing activities	(11,066)	(7,831)

Cash flows from financing activities:
Proceeds from notes payable related party	-	186,472
Net cash provided by financing activities	-	186,472

Net change in cash	(218,492)	(5,049)
Cash and cash equivalents at beginning of period	318,556	6,539
Cash and cash equivalents at end of period	$100,064	$1,490
Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

2.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

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

Upon the adoption of fresh start accounting, the Company became a new entity for financial reporting purposes. References to “Successor” or “Successor Company” relate to the financial position of the reorganized Company as of and subsequent to November 20, 2014 and results of operations for the period ended June 30, 2015. References to “Predecessor” or “Predecessor Company” refer to the financial position of the Company prior to November 20, 2014 and the results of operations for the period ended June 30, 2014. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after November 20, 2014 are not comparable with the financial statements prior to that date.

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

	Predecessor Company	Reorganization Adjustments		Fresh-Start Adjustments	Successor Company
Assets
Current assets:
Cash and cash equivalents	$261,147	$113,220	(a)	$-	$374,367
Prepaid expense and other current assets	24,063	-		-	24,063
Total current assets	285,210	113,220		-	398,430
Patents, net	86,355	-		-	86,355
Total assets	371,565	113,220		-	484,785

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	347,236	(291,009)	(b)	-	56,227
Accrued interest – related parties	1,051,093	(1,051,093)	(c)	-	-

	Predecessor Company	Reorganization Adjustments		Fresh-Start Adjustments		Successor Company
Accrued expenses – related party	78,360	(78,360)	(d)	-		-
Notes payable – related parties	4,214,935	(3,830,380)	(e)	-		384,555
Total current liabilities	5,691,624	(5,250,842)		-		440,782
Total liabilities	5,691,624	(5,250,842)		-		440,782

Stockholders' deficit
Preferred stock (Predecessor)	33	(33)	(f)	-		-
Common stock (Predecessor)	732,910	(732,910)	(g)	-		-
Additional paid-in capital (Predecessor)	31,968,516	732,910	(g)	(32,701,426)	(j)	-
Preferred stock (Successor)	-	-		-		-
Common stock (Successor)	-	201,448	(h)	-		201,448
Additional paid-in capital (Successor)	-	1,739,797	(h)	(1,897,242)	(j)	(157,445)
Accumulated deficit	(38,021,518)	3,422,850	(i)	34,598,668	(j)	-
Total stockholders' deficit	(5,320,059)	5,364,062		-		44,003
Total liabilities and stockholders’ deficit	$371,565	$113,220		$-		$484,785

Reorganization Adjustments
(a)	The cash payments recorded on the Effective Date from implementation of the Plan of Reorganization include the following:

Proceeds from Yang Group	$322,500
Less: Payments of Class Four claims	(207,110)
Less: Payments of Class Five claims	(2,170)
Net increase in cash	$113,220

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

6.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance. On June 30, 2015, a total of 20,279,167 shares of common stock were either outstanding (20,144,810) or reserved for issuance upon exercise of options and warrants (134,357). No common stock was issued in the six months ending June 30, 2015.

7.
Common Stock Options and Warrants.  As of June 30, 2015 there were 52,631 shares reserved as unexercised warrants and 81,726 shares reserved as unexercised options. No warrants or options expired in the first six months of 2015.

A summary of the Company’s stock option activity and related information for the period ended June 30, 2015 is as follows:

	Options	Price Range
Outstanding December 31, 2014	81,726	$0.760-1.235
Granted	-	-
Cancelled/Expired	-	-
Exercised	-	-
Outstanding June 30, 2015	81,726	0.760-1.235
Exercisable June 30, 2015	81,726	$0.760-1.235
A summary of the Company’s stock warrant activity and related information for the period ended June 30, 2015
	Warrants	Price Range
Outstanding December 31, 2014	52,631	$0.57
Granted	-	-
Cancelled/Expired	-	-
Exercised	-	-
Outstanding June 30, 2015	52,631	0.57
Exercisable June 30, 2015	52,631	$0.57

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

9.
Subsequent Events.  At a Special Shareholders Meeting held July 10, 2015, the Company’s Certificate of Formation and Bylaws were materially modified, in a manner affecting the Company’s voting common stock (the only class of the Company’s securities of which shares are currently issued and outstanding); and also affecting the

Company’s authorized shares of preferred stock, issuable in series, of which no shares or series are currently issued and outstanding. The general effect of such modifications was as follows:

a.
Stockholder supermajority vote requirements were changed from 2/3 of the issued and outstanding shares entitled to vote on a matter, to 51% of the issued and outstanding shares entitled to vote on such matter, with such change additionally applying to each voting class or series where a class or series of shares is entitled to vote separately on a matter.  This change would apply to all existing or future supermajority vote requirements under Texas law, including without limitation, votes on Fundamental Business Transactions, and/or Fundamental Actions, as such are defined in the Texas Business Organizations Code.

b.
Requirements for action by written consent of Stockholders in lieu of a meeting were changed, to permit actions to be taken by the written consent of Stockholders having at least the minimum number of votes that would be necessary to take the action that is the subject of the consent at a meeting, in which each holder entitled to vote on the action is present and votes, in lieu of requiring that the written consent be unanimous, as at present.

c.	The requirement for notice to directors of Special Directors Meetings was changed from 24 hours to 4 hours.

Additionally, at the Special Shareholder Meeting which took place on July 10, 2015, a new Board of Directors was elected.  The Board now consists of:  Stephen T. Chen, Paul Tibbits, Yasushi Chikagami, Dan Fisher, and Nick Moren.  The Yang Group is expected to distribute 11,453,334 of its shares to its constituent members within approximately thirty days, leaving The Yang Group with 4,662,514 shares, and within four business days of such distribution, the Company will file an 8-K identifying any new major shareholders (5% and 10% owners) of the Company.  There is expected to be no continuing arrangement or understanding among the members or former members of The Yang Group and their associates with respect to the election of directors, or other matters, although the shares to be retained by The Yang Group will continue to be voted by Stephen T. Chen, President and CEO of the Company, until such time as they are distributed.

The Company filed a Form 8-K on July 13, 2015 describing in detail the amendments made to the Company’s Certificate of Formation and the amendments to the Company’s Bylaws. This can be accessed through the Company’s website under Company/SEC Filings or directly through the Securities Exchange Commission (SEC) website.

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

Bankruptcy.  On October 31, 2013, ABI filed for relief under Chapter 11 of the U.S. Bankruptcy Code. Effective November 20, 2014, the Company consummated the Plan and has completed the following actions reducing the Company’s debt from $4,787,127 to $452,277 as of December 31, 2014:  Administrative debts have been paid and are now current, the unsecured debt to The Yang Group has been exchanged for common equity in ABI, general unsecured and administrative convenience creditors have been paid according to the Plan, the Company’s preferred stock has been converted to common stock, and the 1-for-19 reverse stock split has been successfully implemented.  On January 23, 2015, the Final Decree was signed by Robert L. Jones, Bankruptcy Judge for the Northern District of Texas and the Case (Number 13-20393rlj) was administratively closed on February 13, 2015.

Assets, Liquidity, and Capital.  ABI holds various patents and related intellectual property, which are described earlier in this document. Most, if not all, of ABI’s assets secure Yang’s collateralized debt pursuant to Loan Documents.1

1 ABI also owns office furniture and equipment, which has been fully depreciated and has little resale value.

At June 30, 2015, we had available cash of $100,064 whereas we had a cash position of $1,490 as of June 30, 2014.  The Company had a working capital deficit of $5,253,231 at June 30, 2014.  For 2015, the working capital deficit was $220,588.  Historically the burn rate was between $50,000 and $60,000 per month.  It is difficult to estimate the burn rate at this point insomuch as the new budgets are still being developed.  One of the Company’s main goals is to return to the status of a going concern by having reduced operating losses and subsequently becoming profitable.  As indicated throughout this document, two other major goals of ABI are to (1) leverage the core technology, low-dose oral interferon, and (2) diversify Company operations to incorporate additional lines of business which will extend the reach of ABI into additional economic sectors such as biotech / bio-pharmaceutical / health care products and life sciences business.  The Yang Group has indicated the willingness to assist in future financing of operations as ABI seeks to monetize its existing (and potentially newly developed) intellectual property. ABI estimates its post-reorganization financing needs to be between $1,000,000 and $1,600,000.

The Yang Group Controls The Reorganized Company.  In return for forgiveness of the Allowed Unsecured Claim of Yang and other Cash Consideration, Yang received newly issued stock and effectively owns eighty percent (80%) of the ownership interest of ABI, post-reorganization. The existing Common Equity Security Holders underwent a reverse stock split on the basis of one (1) ABI common share received for every nineteen (19) ABI common shares held pre-split, as of a record date which was set by the Directors of ABI pursuant to Section 6.101(b) of the Texas Business Organizations Code. The Code indicated that the date shall be no more than 60 days prior to the implementation of the reverse stock split. The ABI common shares received pursuant to the reverse split were not in addition to, but replaced, the ABI common shares held pre-split, and such ABI common shares were returned to the status of authorized, but unissued common shares, with the result that the Common Equity Security Holders now held, post-reorganization, common stock constituting approximately twenty percent (20%) of the issued and outstanding common stock in the reorganized company.  ABI will continue to compete in the biotech / bio-pharmaceutical / health care products and life sciences business.

Dr. Chen and the present management team will continue to operate ABI.  This does not, however, preclude Yang from exercising its voting rights as a stockholder in ABI.

Pending Litigation
To the best of management’s knowledge, the Company does not believe that there is any pending litigation against ABI.

Risk Factors
The most significant asset is the Debtor’s intellectual property consisting of five patents, one pending patent, and one trademark. Two of the patents expire in less than seven months and three of the patents expire in a range of four to seven years. These five patents and the single pending patent employ the Company’s core technology, which is the oral, low dosage use of (human) interferon. These patents will not have significant value unless commercialized, which will require adequate funding, time, effort, and expertise in biologics.  As stated earlier, ABI’s sole source of human interferon discontinued production, which negatively impacted ABI’s ability to obtain source product. The anticipated location and development time required for a new source of human interferon along with the requisite testing and FDA approval time could exceed the life span of the all of the patents, and even if it does not, would leave relatively little time to derive revenues from the patent protections, prior to patent expiration. The sixth patent, a product promoting oral health, also is the victim of supply-chain interruption because the supplier of the raw material for the product (anhydrous crystalline maltose, or “ACM”) has substantially increased its purchase price. The price increase and other actions have rendered the manufacture and sale of the product less attractive.

ABI will operate subject to the oversight by its 80% owner, Yang. Yang has recognized the necessity of additional capital infusion to return ABI to profitable operations post-reorganization. This will likely include the advance of debt financing or infusion of additional capital by Yang, although Yang is not obligated to do so, and will consider economic and market factors before making such determination. It is anticipated that ABI will attempt to monetize and commercialize its existing intellectual property, which would necessitate identification and acquisition of new source product (e.g., Interferon), conducting new trials, and additional protection of intellectual property. It is estimated this may require additional funding (including general administrative cost and professional fees) of between $500,000 and $800,000. Similarly,

ABI may explore with Yang the acquisition and development of new product lines to which Yang may have access. The cost to commercialize any such development could likely require a similar funding level, resulting in aggregate funding requirements between $1 million and $1.6 million. These activities, even if undertaken, would not be expected to produce meaningful revenue before the last calendar quarter of 2016, or possibly later.2

Tax Consequences
ABI’s most recent tax return and financial statements reflect tax attributes that may or may not be obtainable. Some of these tax attributes (e.g., net operating loss carry forwards (“NOL”), if any) are for the benefit of ABI. According to the Company’s most recent federal income tax return, the face amount of the NOL was $22,240,816. ABI has not independently verified or otherwise confirmed the favorable nature of such tax attributes or the extent to which any of the NOL can still be used. It is the Company’s belief that obtaining the value of such tax attributes may be difficult and directly dependent upon many factors outside of our control, including, but not limited to, changes in the legal and regulatory framework and the operational and corporate structure of ABI and shareholders, or sales or transfers of stock by or among shareholders. For example, if ABI has experienced a change of control as defined in the relevant provisions of the IRC,3 the use of any existing tax attributes could be severely limited. ABI does not believe the reorganization has or will impair any tax attributes; however, obtaining value from the tax attributes is a function of the Company’s return to profitable operations and the timeframe of that return. While we believe it is possible, there is no assurance that ABI will return to profitability in the future.4

2 Yang has not expressly committed to these funding levels.

3 See 26 U.S.C. § 382 (known as Section 382 of the IRC) and related regulations.

4 As noted above, the extent to which these NOLs may be used by ABI to offset future income may be affected by the passage of time, transactions among shareholders, and other factors. During the bankruptcy, ABI had sought to limit certain trading activities by separate motion. See e.g., Debtor’s Motion for Immediate Entry of Order Establishing Procedures for Certain Transfers of Debtor’s Common Stock (Doc. No. 94) and the Interim Order Establishing Procedures for Certain Transfers of Debtor’s Common Stock (Doc. No. 96). Under the Plan, similar limitations may be imposed post-confirmation.

Equity Funding.  There have been no sales of stock in the six months ending June 30, 2015.

Results of Operations for Quarters Ended June 30, 2015 and 2014:

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

Revenues.  During the quarters ended June 30, 2015, and June 30, 2014 there were no sales of dietary supplements. During the quarters ended June 30, 2015, and June 30, 2014 there were no ACM sales.

Research and Development Expenses. Research and development expenses have not been incurred for the quarter ended June 30, 2015, nor were any research and development expenses incurred in the quarter ended June 30, 2014.  No R&D reclassification of any expenses have been made since the first quarter of 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $102,103 were incurred for the second quarter in 2015, compared to $186,203 for the second quarter of 2014, a decrease of $84,100 (45%).  This decrease is mostly due to less salary expense, less professional fees, and less reorganization expenses in 2015.

Operating Loss.  In the three-month period ended June 30, 2015, the Company's operating loss was $102,103 compared to an operating loss for the three-month period ended June 30, 2014 of $186,203, a $84,100 decrease. There were less expenses overall during the second quarter of 2015, reduction in reorganization expense related to the bankruptcy filing and reduction in professional fees were significant factors in the decrease of expense.

Interest Expense.  During the three-month period ended June 30, 2015, interest expense was $746, compared to $684 for the three-month period ended June 30, 2014.  The interest expense recognized in the second quarter of 2015 is mostly due to accrued interest for our secured and unsecured loans with The Yang Group.

Net Loss. In the three-month period ended June 30, 2015, the Company's net loss was $102,849 compared to a net loss for the three-month period ended June 30, 2014, of $186,887 an $84,038 (45%) decrease. This decrease was mainly due to decreased reorganization and professional fee expenses.

Results of Operations for the Six Months Ended June 30, 2015 and 2014:

Revenues.  During the six months ended June 30, 2015 and June 30, 2014 there were no sales of dietary supplements.  During the six months ended June 30, 2015, and June 30, 2014 there were no ACM sales.

Research and Development Expenses. Research and development expenses of $0 were incurred for the six month period ended June 30, 2015, compared to $15,270 for the six month period ended June 30, 2014, a decrease of $15,270 (100%).  The amount was lower in 2015 than 2014 because all R&D expenses ceased and beginning in April 2014 all R&D expense reclassification stopped until R&D resumes.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $213,921 were incurred for the first six months of 2015, compared to $345,948 for the first six months of 2014, a decrease of $132,027 (38%).  This decrease is mostly due to less salary expense, less professional fees, and less reorganization expenses in 2015.

Net Operating Loss.  In the six month period ended June 30, 2015, the Company's operating loss was $213,921 compared to an operating loss for the six month period ended June 30, 2014 of $361,218, a $147,297 (41%) increase.

Interest Expense.  During the six-month period ended June 30, 2015, interest expense was $1,017, compared to $730 for the six-month period ended June 30, 2014, an increase of $287 (39%). The interest expense recognized in the six-month period ended June 30, 2015 is mostly due to accrued interest for our secured and unsecured loans with The Yang Group.

Net Loss. In the six months ended June 30, 2015, the Company's net loss was $214,938 compared to a net loss for the six months ended June 30, 2014 of $361,948 a $147,009 (41%) decrease.

Liquidity Needs. At June 30, 2015, we had available cash of $100,064 whereas we had a cash position of $1,490 as of June 30, 2014.  The Company had a working capital deficit of $5,253,231 at the end of June 30, 2014.  For 2015, the working capital deficit was $220,588.  Historically the burn rate was between $50,000 and $60,000 per month.  It is difficult to estimate the burn rate at this point insomuch as the new budgets are still being developed.  One of the Company’s main goals is to return to the status of a going concern by having reduced operating losses and subsequently becoming profitable.  As indicated throughout this document,  Two other major goals of ABI are to (1) leverage the core technology, low-dose oral interferon, and (2) diversify Company operations to incorporate additional lines of business which will extend the reach of ABI into additional economic sectors such as biotech / bio-pharmaceutical / health care products and life sciences business.  The Yang Group has indicated the willingness to assist in future financing of operations as ABI seeks to monetize its existing (and potentially newly developed) intellectual property. ABI estimates its post-reorganization financing needs to be between $1,000,000 and $1,600,000.

There can be no assurance that we will be successful in our efforts to operate the reorganized Company.  If we are not successful in our efforts to operate the Company, we could be forced to cease operations.

Forward-Looking Statements. Certain statements made throughout this document are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance, achievements, costs or expenses and may contain words such as "believe," "anticipate," "expect," "estimate," "project," "budget," or words or phrases of similar meaning.  Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in the forward-looking statements.  Such risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K and include among others the following: promulgation and implementation of regulations by the U.S. Food and Drug Administration ("FDA"); promulgation and implementation of regulations by foreign governmental instrumentalities with functions similar to those of the FDA; costs of research and development and clinical trials, including without limitation, costs of clinical supplies, packaging and inserts, patient recruitment, trial monitoring, trial evaluation and publication; and possible difficulties in enrolling a sufficient number of qualified patients for certain clinical trials.  The Company is also dependent upon a broad range of general economic and financial risks, such as possible increases in the costs of employing and/or retaining qualified personnel and consultants and possible inflation which might affect the Company's ability to remain within its budget forecasts. The principal uncertainties to which the Company is presently subject are its inability to ensure that the results of trials performed by the Company will be sufficiently favorable to ensure eventual regulatory approval for commercial sales, its inability to accurately budget at this time the possible costs associated with hiring and retaining of additional personnel, uncertainties regarding the terms and timing of one or more commercial partner agreements and its ability to continue as a going concern.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk.

We may not be able to adequately protect and maintain our intellectual property. The most significant asset is the Company’s intellectual property consisting of five patents, one pending patent, and one trademark. Two of the patents expire in less than seven months and three of the patents expire in a range of four to seven years. These five patents and the single pending patent employ the Company’s core technology, which is the oral, low dosage use of (human) interferon. These patents will not have significant value unless commercialized, which will require adequate funding, time, effort, and expertise in biologics.  As stated earlier, ABI’s sole source of human interferon discontinued production, which negatively impacted ABI’s ability to obtain source product. The anticipated location and development time required for a new source of human interferon along with the requisite testing and FDA approval time could exceed the life span of the all of the patents, and even if it does not, would leave relatively little time to derive revenues from the patent protections, prior to patent expiration. The sixth patent, a product promoting oral health, also is the victim of supply-chain interruption because the supplier of the raw material for the product (anhydrous crystalline maltose, or “ACM”) has substantially increased its purchase price. The price increase and other actions have rendered the manufacture and sale of the product less attractive.

ABI will operate subject to the oversight by its 80% owner, Yang. Yang has recognized the necessity of additional capital infusion to return ABI to profitable operations post-reorganization. This will likely include the advance of debt financing or infusion of additional capital by Yang, although Yang is not obligated to do so, and will consider economic and market factors before making such determination. It is anticipated that ABI will attempt to monetize and commercialize its existing intellectual property, which would necessitate identification and acquisition of new source product (e.g., Interferon), conducting new trials, and additional protection of intellectual property. It is estimated this may require additional funding (including general administrative cost and professional fees) of between $500,000 and $800,000. Similarly, New ABI may explore with Yang the acquisition and development of new product lines to which Yang may have access. The cost to commercialize any such development could likely require a similar funding level, resulting in aggregate funding requirements between $1 million and $1.6 million. These activities, even if undertaken, would not be expected to produce meaningful revenue before the last calendar quarter of 2016, or possibly later.5

We rely on third parties for the supply, manufacture and distribution of our products.  Third parties manufacture and distribute all of our products. Our historical reliance on third parties has left us without a source of natural human interferon which seriously jeopardizes our ability to leverage our core technology.  The Company has been forced to diligently search for a new supply of interferon. Developing a new source of interferon will be very costly and time consuming which will have a profoundly negative impact on the Company’s continuing operations. We do not currently have manufacturing facilities or personnel to independently manufacture our products; therefore, third parties would have to manufacture and distribute all of our products.  Licensed distributors located in the United States and internationally, would be required to distribute the products.  Except for any contractual rights and remedies that we might have with potential manufacturers and distributors, we would have no control over the availability of our products, their quality or cost or the actual distribution of our products. If for any reason we were unable to obtain or retain third-party manufacturers and distributors on commercially acceptable terms, we would not be able to produce and distribute our products as planned.  If delays or difficulties were encountered with contract manufacturers in producing or packaging products or with a distributor in distributing our products, the production, distribution, marketing and subsequent sales of these products would be adversely affected, and we would then have to seek alternative sources of supply or distribution or abandon or sell product lines on unsatisfactory terms or even discontinue sales entirely. We may not be able to enter into alternative supply, production or distribution arrangements on commercially acceptable terms, if at all. There can be no assurance that the manufacturer that we have engaged will be able to provide sufficient quantities of these products or that the products supplied will meet our specifications or that our distributor will be able to distribute our products in accordance with our requirements.

5 Yang has not expressly committed to these funding levels.

Sales revenue, sublicense fees and royalty income are currently nonexistent.  Historically, the Company’s primary focus has been to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect any significant sales or royalty revenue in the next several years. We operate at a net loss and current liabilities exceed current assets by $220,588 as of June 30, 2015.

We are dependent on certain key existing and future personnel.  Our ability to continue operations will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Stephen T. Chen, President, Chairman and Chief Executive Officer, Bernard Cohen, our Vice President and Chief Financial Officer, and Edward Morris, our Corporate Secretary and General Counsel. The loss of the services of one or more of our key employees would have a material adverse effect on our operations. We do not currently maintain key man life insurance on any of our key employees. In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. We cannot offer assurance that we will be able to successfully attract and retain key personnel. From time to time we contract consultants to advise on certain projects.

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

Our competitors are much larger and more experienced than we are and, even if we complete the development of our drugs, we may not be able to successfully compete with them.  The pharmaceutical industry is highly competitive.  Our biologics and low-dose oral interferon alpha applications compete with high dose injectable interferon manufactured by Roche, InterMune, Serano, Biogen, Berlex, Hemispherx and others.  High dose injectable interferon has been widely accepted by the medical community for many years.  Companies who manufacture injectable interferon alpha applications are more established than we are and have far greater financial, technical, research and development, sales and marketing, administrative and other resources than we do.  Even if we successfully complete the development of our tests, we may not be able to compete effectively with these much larger companies and their more established products.

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.  Our Independent Registered Public Accounting Firm has added an explanatory paragraph to their audit opinion issued in connection with our financial statements which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern.  We incurred a net loss of $241,938 for the six months ended June 30, 2015 and a net loss of $361,948 for the six months ended June 30, 2014.  The operating loss for the six months ended June 30, 2015 was $213,921.

In addition, as of June 30, 2015 we had an accumulated deficit of $289,682. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are not successful in our efforts to operate the reorganized Company, we will be forced to cease operations.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2015. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s chairman of the board and chief executive officer, Dr. Stephen T. Chen and chief financial officer, Bernard Cohen. Our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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
In the six months ended June 30, 2015, there were no sales of stock.

ITEM 3.	Defaults Upon Senior Securities.
None

ITEM 4.	Mine Safety Disclosures.
Not applicable

ITEM.5.	Other Information.
None

ITEM 6.	Exhibits.
None

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMARILLO BIOSCIENCES, INC.
Date: August 10, 2015	By: /s/ Stephen T. Chen Stephen T. Chen, Chairman of the Board, and Chief Executive Officer
Date: August 10, 2015	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer