Form 10-Q
period 2015-09-30
AMARILLO BIOSCIENCES INC
filed 2015-11-12
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of November 12, 2015 there were 20,144,810 shares of the issuer's common stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Balance Sheets
(Unaudited)
	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$217,874	$318,556
Prepaid expense and other current assets	34,681	16,882
Total current assets	252,555	335,438
Patents, net	76,784	86,097
Property and equipment, net	6,129	-
Total assets	$335,468	$421,535

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$84,322	$67,159
Accounts payable – related party	144,426	-
Accrued interest - related parties	1,419	563
Notes payable – related parties	384,555	234,555
Total current liabilities	614,722	302,277
Notes payable – related party, long term	-	150,000
Total liabilities	614,722	452,277

Commitments and contingencies

Stockholders' deficit
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 20,144,810 at September 30, 2015 and December 31, 2014	201,448	201,448
Additional paid-in capital	(76,871)	(157,446)
Accumulated deficit	(403,831)	(74,744)
Total stockholders' deficit	(279,254)	(30,742)
Total liabilities and stockholders’ deficit	$335,468	$421,535

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	Successor 2015	Predecessor 2014	Successor 2015	Predecessor 2014

Revenues:
Product sales	$-	$-	$-	$-
Total revenues	-	-	-	-
Cost of revenues:
Product sales	-	-	-	-
Total cost of revenues	-	-	-	-
Gross Margin	-	-	-	-

Operating expenses:
Research and development expenses	-	-	-	15,270
Selling, general and administrative expenses	113,552	103,747	327,473	449,695
Total operating expenses	113,552	103,747	327,473	464,965

Operating loss	(113,552)	(103,747)	(327,473)	(464,965)

Other income (expense)
Interest expense	(596)	(590)	(1,614)	(1,320)
Net loss	(114,148)	(104,337)	(329,087)	(466,285)
Preferred stock dividend	-	(8,097)	-	(24,293)
Net loss applicable to common shareholders	$(114,148)	$(112,434)	$(329,087)	$(490,578)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding – basic and diluted	20,144,810	73,291,008	20,144,810	73,291,008

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Successor	Predecessor
	Nine months ended September 30, 2015	Nine months ended September 30, 2014

Net cash used in operating activities	$(89,104)	$(260,320)

Cash flows from investing activities:
Investment in equipment	(7,081)	-
Investment in patents	(4,497)	(7,832)
Net cash used in investing activities	(11,578)	(7,832)

Cash flows from financing activities:
Proceeds from notes payable related party	-	261,892
Net cash provided by financing activities	-	261,892

Net change in cash	(100,682)	(6,260)
Cash and cash equivalents at beginning of period	318,556	6,539
Cash and cash equivalents at end of period	$217,874	$279
Supplemental disclosure of cash flow information
Cash paid for interest	$792	$1,320
Cash paid for income taxes	$-	$-

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

2.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

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

Upon the adoption of fresh start accounting, the Company became a new entity for financial reporting purposes. References to “Successor” or “Successor Company” relate to the financial position of the reorganized Company as of and subsequent to November 20, 2014 and results of operations for the period ended September 30, 2015. References to “Predecessor” or “Predecessor Company” refer to the financial position of the Company prior to November 20, 2014 and the results of operations for the period ended September 30, 2014. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after November 20, 2014 are not comparable with the financial statements prior to that date.

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

6.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance. On September 30, 2015, a total of 20,273,904 shares of common stock were either outstanding (20,144,810) or reserved for issuance upon exercise of options and warrants (129,094). No common stock was issued in the nine months ending September 30, 2015.

7.
Common Stock Options and Warrants.  As of September 30, 2015 there were 52,631 shares reserved as unexercised warrants and 76,463 shares reserved as unexercised options. On July 29, 2015, 5,263 options owned by Steve Chen expired unexercised. Dr. Chen was granted the options on July 29, 2010 at an exercise price of $1.235 for a term of five (5) years. No warrants expired in the first nine months of 2015.

A summary of the Company’s stock option activity and related information for the period ended September 30, 2015 is as follows:
	Options	Price Range
Outstanding December 31, 2014	81,726	$0.760-1.235
Granted	-	-
Cancelled/Expired	5,263	1.235
Exercised	-	-
Outstanding September 30, 2015	76,463	0.760-0.950
Exercisable September 30, 2015	76,463	$0.760-0.950

A summary of the Company’s stock warrant activity and related information for the period ended September 30, 2015:
	Warrants	Price Range
Outstanding December 31, 2014	52,631	$0.57
Granted	-	-
Cancelled/Expired	-	-
Exercised	-	-
Outstanding September 30, 2015	52,631	0.57
Exercisable September 30, 2015	52,631	$0.57

8.
Notes Payable – Related Party.  On the Effective Date of the Plan of Reorganization, the Class Three Secured Claim of Yang was deemed allowed in the amount of $150,000, secured by the same assets that secured Yang’s prepetition secured claim (See Texas Financing Statement No. 13-0029795076). This claim bears interest at the Applicable Federal Rate, will be fully amortized and paid as follows: four (4) consecutive equal annual installments of combined principal and interest, beginning September 1, 2015, and continuing on the same date of each succeeding year until September 1, 2018, when the obligation is due and payable in full.  The first payment was due on September 1, 2015, in the amount of $37,811 (principal and interest).  To date, the payment has not been made and there has been no demand for the payment.  ABI is discussing the exchange of some or all of this debt, principal and interest, for ABI Common stock, with members of the Yang Group.

Subsequent to consummation of the Plan, The Yang Group has provided $234,555 for post-reorganization financing.  This is unsecured and draws interest at the short term Applicable Federal Rate.  There has been no demand and the parties are contemplating the exchange of some or all of this debt for ABI Common stock.

9.
Corporate Governance and Stock - A Special Shareholders Meeting was held July 10, 2015, at which time the Company’s Certificate of Formation and Bylaws were materially modified, in a manner affecting the Company’s voting common stock (the only class of the Company’s securities of which shares are currently issued and outstanding); and also affecting the Company’s authorized shares of preferred stock, issuable in series, of which no shares or series are currently issued and outstanding.  The general effect of such modifications was as follows:

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

Additionally, at the Special Shareholder Meeting of July 10, 2015, the following Board of Directors was elected: Stephen T. Chen, Paul Tibbits, Yasushi Chikagami, Dan Fisher, and Nick Moren.  There is expected to be no continuing arrangement or understanding among the members or former members of The Yang Group and their associates with respect to the election of directors, or other matters, although the unallocated shares to be retained by The Yang Group will continue to be voted by Stephen T. Chen, President and CEO of the Company, until such time as they are distributed.

On September 16, 2015, The Yang Group (which held 80% of the Company’s issued and outstanding voting common shares) distributed 7,153,334 shares of the Company’s voting common stock to seventeen constituent members.

On October 13, 2015, The Yang Group distributed 8,162,514 shares in the Company’s voting common stock to four constituent members, both individuals and entities.

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

Having reorganized and exited bankruptcy, the Company’s goal continues to be the expansion of the reach of its research, development, and marketing of biopharmaceutical, biotechnical, health and life science related products.  ABI will continue to leverage its core technology going forward by using its thirty years of scientific and clinical data to establish interferon-alpha lozenges as a therapeutic agent for conditions such as influenza, hepatitis C, and various causes of thrombocytopenia just to name a few.  The Company is committed to expanding its business operations from the currently narrow focus to encompass a wide variety of licensing, partnerships, and development opportunities in the aforementioned sectors. This commitment extends not only to the U.S., but to Taiwan, China, and other Asian Countries.

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

At September 30, 2015, we had available cash of $217,874 whereas we had a cash position of $279 as of September 30, 2014.  The Company had a working capital deficit of $5,361,214 at September 30, 2014.  For 2015, the working capital deficit was $362,167.  Historically the burn rate was between $50,000 and $60,000 per month.  It is difficult to estimate the burn rate at this point insomuch as the new budgets are still being developed and new revenue lines have not yet materialized.  One of the Company’s main goals is to return to the status of a going concern by having reduced operating losses and subsequently becoming profitable.  As indicated throughout this document, two other major goals of ABI are to (1) leverage the core technology, low-dose oral interferon, and (2) diversify Company operations to incorporate additional lines of business which will extend the reach of ABI into additional economic sectors such as biotech / bio-pharmaceutical / health care products and life sciences business.  The constituent members of the Yang Group have indicated the willingness to assist in future financing of operations as ABI seeks to monetize its existing (and potentially newly developed) intellectual property. ABI estimates its post-reorganization financing needs to be between $1,000,000 and $1,600,000.

The Yang Group Controls The Reorganized Company.  In return for forgiveness of the Allowed Unsecured Claim of Yang and other Cash Consideration, Yang (constituent members collectively) received newly issued stock and effectively owned eighty percent (80%) of the ownership interest of ABI, post-reorganization. The existing Common Equity Security Holders underwent a reverse stock split on the basis of one (1) ABI common share received for every nineteen (19) ABI common shares held pre-split, as of a record date which was set by the Directors of ABI pursuant to Section 6.101(b) of the Texas Business Organizations Code. The Code indicated that the date shall be no more than 60 days prior to the implementation of the reverse stock split. The ABI common shares received pursuant to the reverse split were not in addition to, but replaced, the ABI common shares held pre-split, and such ABI common shares were returned to the status of authorized, but unissued common shares, with the result that the Common Equity Security Holders now held, post-reorganization, common stock constituting approximately twenty percent (20%) of the issued and outstanding common stock in the reorganized company.  ABI will continue to compete in the biotech / bio-pharmaceutical / health care products and life sciences business.

As disclosed by the Company on Form 8-K filed September 16, 2015, The Yang Group (which held 80% of the Company’s issued and outstanding voting common shares), distributed 7,153,334 of its shares of the Company’s voting common stock to seventeen constituent members. Also the Company disclosed on Form 8-K filed October 13, 2015, The Yang Group distributed 8,162,514 of its shares in the Company’s voting common stock to 4 constituent members, both individuals and entities. These filings can be accessed through the Company’s website under Company/SEC Filings or directly through the Securities Exchange Commission (SEC) website.

Also specifically disclosed in the October 13, 2015 Form 8-K, Stephen T. Chen, President and CEO of ABI received 2,012,128 shares individually and 638,801 shares to his controlled corporation, STC International, Inc. constituting together beneficial ownership of 2,650,929 shares, or 13.16% of the Company’s voting securities.

The Yang Group retains 800,000 shares of the Company’s voting common shares, constituting 3.97% of the Company’s voting securities.

Dr. Chen and the present management team will continue to operate ABI.  There is expected to be no continuing arrangement or understanding among the members or former members of The Yang Group and their associates with respect to the election of directors or other matters, although the shares to be retained by The Yang Group will continue to be voted by Stephen T. Chen, President and CEO of the Company, until such time as they are distributed.

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

It is anticipated that ABI will attempt to monetize and commercialize its existing intellectual property, which would necessitate identification and acquisition of new source product (e.g., Interferon), conducting new trials, and additional protection of intellectual property. It is estimated this may require additional funding (including general administrative cost and professional fees) of between $500,000 and $800,000. Similarly, ABI may explore the acquisition and development of new product lines. The cost to commercialize any such development could likely require a similar funding level, resulting in aggregate funding requirements between $1 million and $1.6 million. These activities, even if undertaken, would not be expected to produce meaningful revenue before the last calendar quarter of 2016, or possibly later.

Tax Consequences
ABI’s most recent tax return and financial statements reflect tax attributes that may or may not be obtainable. Some of these tax attributes (e.g., net operating loss carry forwards (“NOL”), if any) are for the benefit of ABI. According to the Company’s most recent federal income tax return, the face amount of the NOL was $22,240,816. ABI has not independently verified or otherwise confirmed the favorable nature of such tax attributes or the extent to which any of the NOL can still be used. It is the Company’s belief that obtaining the value of such tax attributes may be difficult and directly dependent upon many factors outside of our control, including, but not limited to, changes in the legal and regulatory framework and the operational and corporate structure of

ABI and shareholders, or sales or transfers of stock by or among shareholders. For example, if ABI has experienced a change of control as defined in the relevant provisions of the IRC,2 the use of any existing tax attributes could be severely limited. ABI does not believe the reorganization has or will impair any tax attributes; however, obtaining value from the tax attributes is a function of the Company’s return to profitable operations and the timeframe of that return. While we believe it is possible, there is no assurance that ABI will return to profitability in the future.3

Equity Funding.  There have been no sales of stock in the nine months ending September 30, 2015.

Results of Operations for Quarters Ended September 30, 2015 and 2014:

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

Revenues.  During the quarters ended September 30, 2015, and September 30, 2014 there were no sales of dietary supplements. During the quarters ended September 30, 2015, and September 30, 2014 there were no ACM sales.

Research and Development Expenses. Research and development expenses have not been incurred for the quarter ended September 30, 2015, nor were any research and development expenses incurred in the quarter ended September 30, 2014.  No R&D reclassification of any expenses have been made since the first quarter of 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $113,552 were incurred for the third quarter in 2015, compared to $103,747 for the third quarter of 2014, an increase of $9,805 (9%).  This increase is mostly due to increased salary expense in 2015.

2 See 26 U.S.C. § 382 (known as Section 382 of the IRC) and related regulations.

3 As noted above, the extent to which these NOLs may be used by ABI to offset future income may be affected by the passage of time, transactions among shareholders, and other factors. During the bankruptcy, ABI had sought to limit certain trading activities by separate motion. See e.g., Debtor’s Motion for Immediate Entry of Order Establishing Procedures for Certain Transfers of Debtor’s Common Stock (Doc. No. 94) and the Interim Order Establishing Procedures for Certain Transfers of Debtor’s Common Stock (Doc. No. 96). Under the Plan, similar limitations may be imposed post-confirmation.

Operating Loss.  In the three-month period ended September 30, 2015, the Company's operating loss was $113,552 compared to an operating loss for the three-month period ended September 30, 2014 of $103,747, a $9,805 increase. There was an increase in salary with the addition of a part-time employee.

Interest Expense.  During the three-month period ended September 30, 2015, interest expense was $596, compared to $590 for the three-month period ended September 30, 2014.  The interest expense recognized in the third quarter of 2015 is mostly due to accrued interest for our secured and unsecured loans with The Yang Group.

Net Loss. In the three-month period ended September 30, 2015, the Company's net loss was $114,148 compared to a net loss for the three-month period ended September 30, 2014, of $104,337 an $9,811 (9%) increase. This increase was mainly due to increased salary expense.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014:

Revenues.  During the nine months ended September 30, 2015 and September 30, 2014 there were no sales of dietary supplements.  During the nine months ended September 30, 2015, and September 30, 2014 there were no ACM sales.

Research and Development Expenses. Research and development expenses of $0 were incurred for the nine month period ended September 30, 2015, compared to $15,270 for the nine month period ended September 30, 2014, a decrease of $15,270 (100%).  The amount was lower in 2015 than 2014 because all R&D expenses ceased and beginning in April 2014 all R&D expense reclassification stopped until R&D resumes.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $327,473 were incurred for the first nine months of 2015, compared to $449,695 for the first nine months of 2014, a decrease of $122,222 (27%).  This decrease is mostly due to less professional fees, and less reorganization expenses in 2015.

Net Operating Loss.  In the nine month period ended September 30, 2015, the Company's operating loss was $327,473 compared to an operating loss for the nine month period ended September 30, 2014 of $464,965, a $137,492 (30%) decrease.

Interest Expense.  During the nine-month period ended September 30, 2015, interest expense was $1,614, compared to $1,320 for the nine-month period ended September 30, 2014, an increase of $294 (22%). The interest expense recognized in the nine-month period ended September 30, 2015 is mostly due to accrued interest for our secured and unsecured loans with The Yang Group.

Net Loss. In the nine months ended September 30, 2015, the Company's net loss was $329,087 compared to a net loss for the nine months ended September 30, 2014 of $466,285 a $137,198 (29%) decrease.

Liquidity Needs. At September 30, 2015, we had available cash of $217,874 whereas we had a cash position of $279 as of September 30, 2014.  The Company had a working capital deficit of $5,361,214 at the end of September 30, 2014.  For 2015, the working capital deficit was $362,167.  Historically the burn rate was between $50,000 and $60,000 per month.  It is difficult to estimate the burn rate at this point insomuch as the new budgets are still being developed and new revenue lines have not yet materialized.  One of the Company’s main goals is to return to the status of a going concern by having reduced operating losses and subsequently becoming profitable.  As indicated throughout this document,  Two other major goals of ABI are to (1) leverage the core technology, low-dose oral interferon, and (2) diversify Company operations to incorporate additional lines of business which will extend the reach of ABI into additional economic sectors such as biotech / bio-pharmaceutical / health care products and life sciences business.  Constituent members of the Yang Group have indicated the willingness to assist in future financing of operations as ABI seeks to monetize its existing (and potentially newly developed) intellectual property. ABI estimates its post-reorganization financing needs to be between $1,000,000 and $1,600,000.

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

Constituent members of the Yang Group have recognized the necessity of additional capital infusion to return ABI to profitable operations post-reorganization. This will likely include the advance of debt financing or infusion of additional capital, although Yang members are not obligated to do so, and will consider economic and market factors before making such determination. It is anticipated that ABI will attempt to monetize and commercialize its existing intellectual property, which would necessitate identification and acquisition of new source product (e.g., Interferon), conducting new trials, and additional protection of intellectual property. It is estimated this may require additional funding (including general administrative cost and professional fees) of between $500,000 and $800,000. Similarly, ABI may explore with Yang members the acquisition and development of new product lines to which Yang members may have access. The cost to commercialize any such development could likely require a similar funding level, resulting in aggregate funding requirements between $1 million and $1.6 million. These activities, even if undertaken, would not be expected to produce meaningful revenue before the last calendar quarter of 2016, or possibly later.

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

Sales revenue, sublicense fees and royalty income are currently nonexistent.  Historically, the Company’s primary focus has been to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect any significant sales or royalty revenue in the next several years. We operate at a net loss and current liabilities exceed current assets by $362,167 as of September 30, 2015.

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

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.  Our Independent Registered Public Accounting Firm has added an explanatory paragraph to their audit opinion issued in connection with our financial statements as of and for the year ended December 31, 2014 which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern.  We incurred a net loss of $329,087 for the nine months ended September 30, 2015 and a net loss of $466,285 for the nine months ended September 30, 2014.  The operating loss for the nine months ended September 30, 2015 was $327,473.

In addition, as of September 30, 2015 we had an accumulated deficit of $403,831. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are not successful in our efforts to operate the reorganized Company, we will be forced to cease operations.

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

ITEM 4.                      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2015. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s chairman of the board and chief executive officer, Dr. Stephen T. Chen and chief financial officer, Bernard Cohen. Our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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
In the nine months ended September 30, 2015, there were no sales of stock.

ITEM 3.	Defaults Upon Senior Securities.
None

ITEM 4.	Mine Safety Disclosures.
Not applicable

ITEM.5.	Other Information.
None

ITEM 6.	Exhibits.
None

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMARILLO BIOSCIENCES, INC.
Date: November 12, 2015	By: /s/ Stephen T. Chen Stephen T. Chen, Chairman of the Board, and Chief Executive Officer
Date: November 12, 2015	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer