Form 10-K
period 2015-12-31
AMARILLO BIOSCIENCES INC
filed 2016-03-30
CIK 1014763

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)
[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the Fiscal Year Ended December 31, 2015

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] Commission File Number 0-20791
AMARILLO BIOSCIENCES, INC. (Exact name of Registrant as specified in its charter)
	Texas (State of other jurisdiction of incorporation or organization)	75-1974352 (I.R.S. Employer Identification No.)
	4134 Business Park Drive, Amarillo, Texas (Address of principal executive offices)	79110-4225 (Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [√ ] Yes   [ ] No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [√ ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [√]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      [  ] Yes   [√] No

As of December 31, 2015, there were outstanding 20,144,810 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of 5,030,732 shares of common stock held by non-affiliates of the registrant (based on the closing price of $0.16 for the common stock on the OTC BB.AMAR December 31, 2015) was approximately$804,917. Shares of common stock held by officers, directors and each shareholder owning ten percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares of the Registrant's common stock outstanding as of March 29, 2016 was 20,144,810.

PART I

The following contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in "Management's 2016 Plan of Operations" as well as those discussed elsewhere in this Form 10-K. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-K.
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

We currently own or license two issued patents related to the low-dose oral delivery of interferon and we own one issued patent on our dietary supplement, Maxisal®.  We currently have one pending patent which applies low dose oral interferon to the treatment of Thrombocytopenia.  In our history, we have completed more than 100 pre-clinical (animal) and human studies on the safety and efficacy of low-dose orally administered interferon.  On October 31, 2013, Amarillo Biosciences, Inc., (ABI) filed a voluntary petition in the Bankruptcy Court for the Northern District of Texas, for protection under Chapter 11 of Title 11 of the U.S. code.  The purpose of the filing was to give the Company time to restructure organizationally and financially.

In addition to the core technology discussed in the first paragraph of this section, ABI is currently working at instituting new revenue streams along with the core technology thus expanding the Company's current focus into a diversified business portfolio.

Current Status
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

Upon the adoption of fresh start accounting, the Company became a new entity for financial reporting purposes. References to "Successor" or "Successor Company" relate to the financial position of the reorganized Company as of and subsequent to November 20, 2014 and results of operations for the period ended December 31, 2015. References to "Predecessor" or "Predecessor Company" refer to the financial position of the Company prior to November 20, 2014 and the results of operations through November 20, 2014. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after November 20, 2014 are not comparable with the financial statements prior to that date.

Core Technology
Injectable interferon is FDA-approved to treat some neoplastic, viral and autoimmune diseases.  Many patients experience moderate to severe side effects, causing them to discontinue injectable interferon therapy. Our core technology is a natural human interferon alpha that is delivered into the oral cavity as a lozenge in low (nanogram) doses. The lozenge dissolves in the mouth where interferon binds to surface (mucosal) cells in the mouth and throat, resulting in stimulation of immune mechanisms.  Orally delivered interferon has been shown to activate hundreds of immune system genes in the peripheral blood.  Human studies have shown that oral interferon is safe and effective against viral and autoimmune diseases. Oral interferon is given in concentrations 10,000 times less than that usually given by injection. The Company's low dose formulation results in almost no side effects, in contrast to high dose injectable interferon, which causes adverse effects in at least 50% of recipients.

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
Interferon Supply
Hayashibara Biochemical Laboratories, Inc. ("HBL") ceased to produce natural human interferon in December of 2012.  Historically, the research and development was conducted by ABI using this unique form of natural human interferon supplied by HBL.  Their departure from the Interferon market left ABI without a current source of interferon with which to conduct clinical trials and ultimately commercialize a product.  Additionally, this interferon no longer provides a competitive edge insomuch as the industry as a whole is rapidly moving toward the use of recombinant interferon rather than natural human interferon.  The Company is exploring its options and is talking with alternate suppliers of interferon.
ABI's thirty years of data has been generated from the numerous studies performed using natural human interferon.  Since human interferon is virtually impossible to obtain, those studies will have to be repeated using recombinant interferon.  Repeating the studies will be both costly and time consuming.  While the pharmaceutical industry is creating and marketing new and effective anti-viral medications, ABI believes that there is still sufficient time to develop and commercialize low dose interferon for treatment of such diseases as Influenza, Chronic Cough in COPD, Hepatitis B, C, and D, and Thrombocytopenia caused by other diseases and as a side effect of treatment of other diseases.
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

Patents and Proprietary Rights
Since inception, the Company has worked to build an extensive patent portfolio for low-dose orally administered interferon. This portfolio consists of patents with claims that encompass method of use or treatment, and/or composition of matter and manufacturing. As listed below, we presently own or license three issued patents, including one patent on our dietary supplement.  Additionally, ABI has one patent pending as shown below.

Patents with Method of Treatment Claims for Interferon Alpha
1. "TREATMENT OF FIBROMYALGIA WITH LOW DOSE INTERFERON" as described and claimed in U.S. Patent No. 6,036,949 issued March 2000, Owned. Expiration: March 2018.

Patents with Formulation Claims
2. "INTERFERON DOSAGE FORM AND METHOD THEREFOR" as described and claimed in U.S. Patent No. 6,372,218 B1 issued April 2002, Licensed. Expiration: April 2019.

3. "COMPOSITION AND METHOD FOR PROMOTING ORAL HEALTH" as described and claimed in U.S. Patent No. 6,656,920 B2 issued December 2003, Owned. Expiration: April 2021.

Patent Pending
4. "Treatment of Thrombocytopenia Using Orally Administered Interferon" as described and claimed on U.S. Patent Application Serial No. 14/398647.

There are no current patent litigation proceedings involving us.

Cost of Compliance with Environmental Regulations
We incurred no costs to comply with environment regulations in 2015.

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

United States Regulation
Before products with health claims can be marketed in the United States, they must receive approval from the FDA. To receive this approval, any drug must undergo rigorous preclinical testing and clinical trials that demonstrate the product candidate's safety and effectiveness for each indicated use. This extensive regulatory process controls, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of pharmaceutical products.

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

Research and Development
During the years ended December 31, 2015 and 2014, the Company incurred research and development expenses of $nil and $15,270, respectively. An integral part of the reorganization process has been to refocus and realign research and development activities.  If a satisfactory replacement source of interferon is located and will serve the goals of the Company, adequate funds to conduct research and development will be allocated.  These research activities include revitalization of the Company's core technology.  Additionally, any number of other attractive technologies might be investigated.

Employees
The Company has 3 full-time employees and 1 part-time employee. Of these employees, 2 are executive officers and 2 work in administrative and research and development capacities. Consultants in business and research development are also engaged as needed.

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot facility rented by us. The lease expires on June 30, 2016 and our monthly rent is $1,045 per month. We believe that the facilities are well maintained and generally suitable and adequate for our current and projected operating needs.

ITEM 3. LEGAL PROCEEDINGS.

Amarillo Biosciences, Inc., successfully exited Chapter 11 Bankruptcy on January 23, 2015, when the Final Decree was signed by Robert L. Jones, Bankruptcy Judge for the Northern District of Texas. The Case was administratively closed on February 13, 2015.

There are no other legal proceedings involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II
ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Common Stock
Prior to exiting bankruptcy, ABI was traded on the OTC Bulletin Board under the symbol AMARQ.  The Company is presently traded on the OTC Bulletin Board under the symbol AMAR.  Our common stock is presently considered a "penny stock" and is subject to such market rules. The range of high and low bids as quoted on the OTC Bulletin Board for each quarter of 2015 and 2014 were as follows:
	2015		2014
Quarter	$ High	$ Low	$ High	$ Low
First	0.430	0.183	0.429	0.019
Second	0.350	0.189	0.188	0.059
Third	0.400	0.160	0.110	0.029
Fourth	0.350	0.050	0.665	0.034

The quotations reflect inter-dealer bids without retail markup, markdown, or commission, and may not represent actual transactions. As of December 31, 2015, the Company had approximately 1,687 shareholders of record.

The Company has 100,000,000 shares of voting common shares authorized for issuance.  As of December 31, 2015, a total of 20,153,378 shares of common stock were either outstanding (20,144,810) or reserved for issuance upon exercise of options (8,568).

The Company issued common stock in 2015 and 2014 as follows:

Common Stock Issued in 2015	Shares	Issue Price	Net Price
None	-	-	-
Total Common Stock Issued in 2015	-	-	-

Common Stock Issued in 2014	Shares	Issue Price	Net Price
Paul Tibbits[1]	171,684	$.10	$-
The Yang Group[2]	16,115,848	$.12	$1,941,211
Total Common Stock Issued in 2014	16,287,532	$0.10 - $0.12	$1,941,211

During the years ended December 31, 2015 and December 31, 2014, there were no finder's fees paid related to private placements of stock.

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

As of December 31, 2013, 3,262 shares of Preferred Equity were outstanding from previous issuances.  Those shares were converted to Common Equity and simultaneously subjected to the reverse split upon implementation of the Plan of Reorganization.  No Preferred Equity was outstanding as of December 31, 2015 and none is outstanding as of the Balance Sheet date of this report.

As of the filing date of the Chapter 11 Petition, October 31, 2013, Mr. Paul Tibbits, a stockholder and director, was owed $65,909 for accrued unpaid dividends and accrued interest on the unpaid dividends.  The debt was discharged when ABI paid $3,471 and $484 in unpaid dividends and interest on unpaid dividends, respectively, in full and final settlement of the Class Four – General Unsecured Debt.  Pursuant to the Rules of Bankruptcy, insomuch as the amounts owed to Mr. Tibbits were under-secured (there was no collateral securing this debt), no interest on unpaid dividends accrued from the filing date through the Effective Date of the Plan, November 20, 2014.  Dividends, however, continued to accrue through November 20, 2014 as permitted by the U.S. Bankruptcy Code and Rules of Bankruptcy. At December 31, 2015, $34,279 of unpaid dividends have been accrued.

Stock Options and Warrants
During 2015, no options or warrants were issued to consultants, advisors, directors, employees, or investors. Consequently, there were no related expenses.

Directors, officers and consultants did not exercise any options in 2015 or 2014, see table below.

A summary of the Company's stock option activity and related information for the years ended December 31, 2015 and 2014 is as follows:
	Successor				Predecessor
	December 31, 2015		December 31, 2014		November 20, 2014
	Options	Price	Options	Price	Options	Price
Outstanding Beg. of Year*	81,726	$0.76-1.235	81,726	$0.76-1.235	92,252	$0.76-2.375
Granted	-	-	-	-	-	-
Cancelled/Expired	(73,158)	$0.76-1.235	-	-	(10,526)	$2.375
Exercised	-	-	-	-	-	-
Outstanding End of Year*	8,568	$0.95	81,726	$0.76-1.235	81,726	$0.76-1.235
Exercisable End of Year*	8,568	$0.95	81,726	$0.76-1.235	81,726	$0.76-1.235
*All options went through a 1-for-19 reverse split

Options reserved for the director, employee and consultant stock option plan but not issued (892,105) are not included in the table above. This stock may be utilized for other purposes if not used for the plans. The weighted-average remaining contractual life of the options is .82 years at December 31, 2015.

During 2015, there were no private placement sales of common stock and no warrants issued.

No warrants were exercised in 2015 or 2014.

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2015 and 2014 is as follows:
	Successor				Predecessor
	December 31, 2015		December 31, 2014		November 20, 2014
	Warrants	Price	Warrants	Price	Warrants	Price
Outstanding Beg. of Year*	52,632	$0.57	52,632	$0.57	120,395	$0.57-0.76
Granted	-	-	-	-	-	-
Cancelled/Expired	(52,632)	$0.57	-	-	(67,763)	$0.76
Exercised	-	-	-	-	-	-
Outstanding End of Year*	-	-	52,632	$0.57	52,632	$0.57
Exercisable End of Year*	-	-	52,632	$0.57	52,632	$0.57
*All options went through a 1-for-19 reverse split

The Yang Group investment was recorded at a price of $0.12 and 16,115,848 shares of common stock were issued to the Yang Group in care of Dr. Stephen T. Chen.  Dr. Chen advanced the cash for operations during the Reorganization Period to ABI to make sure the Yang investment transaction would materialize and was subsequently repaid when stock subscriptions were paid to Dr. Chen.  Then, on July 31, 2015, $225,000 was received from investors as payment of a subscribed investment to the Yang Group for investment in ABI common stock.  These investors committed for the investment(s) during the Reorganization Period, but did not tender the cash during the subscription payment period.  However, the investors did pay at the later time, July 31, 2015.  Because the payments were not received during the subscription period, the investors agreed to pay a premium over the price of the stock, $0.12; which was the stock price during the subscription period.  Each of investors paid a premium of $0.07 per share.  One of the investors paid $37,500, and the other paid $187,500, for the total of $225,000, which required subsequent recognition of "Additional Paid In Capital" (APIC) and resulted in an amount due Dr. Chen, $144,426, which was recorded as an Account Payable. – Related Party.  This payable was converted to a convertible note payable to Dr. Chen on January 11, 2016.  The terms of the convertible note payable are as follows:  Maturity – payable on demand; convertible into common stock at $0.168 per share; Annual Interest Rate - .75% per annum as determined by the mid-term Applicable Federal Rate (AFR); and an Annual Interest Rate on Matured Unpaid Amounts – 10% per annum compounded annually.

There remains an unpaid subscription for 800,000 Common Shares of ABI held by The Yang Group.  It is anticipated that this subscription will be paid in the future and the transaction recorded in the same manner as the above transactions.

Insurance
As of December 31, 2015, the Company has an outstanding balance of $4,611 for a financing agreement for the periodic payment of Directors & Officers Liability Insurance premium for 2015 – 2016.  The terms of the agreement are as follows:  Payee – CAA Premium Finance, LLC; Effective Date – April 4, 2015; Total Premiums - $65,743; Cash Down Payment - $20,423 (paid to DFB Insurance Group/Amarillo); Amount Financed - $45,320; Annual Percentage Rate – 4.64%; Finance Charge - $969; Total Payments - $46,290; Periodic Payment - $4,629; Number of Payments – 10 (ten); First Payment May 4, 2015.

Notes Payable – Related Parties

Pursuant to the Plan of Reorganization, The Yang Group received 16,115,848 shares of ABI Common Equity in exchange for discharge of the Class Two – Allowed Unsecured Claim of (The) Yang (Group) as of the Effective Date of the Plan, November 20, 2014.  On the Plan Effective Date, the Class Three Secured Claim of Yang was deemed allowed in the amount of $150,000, secured by the same assets that secured Yang's prepetition secured claim (See Texas Financing Statement No. 13-0029795076). This claim (now a debt) carries interest at the Applicable Federal Rate, is fully amortized and (to be ) paid as follows: four (4) consecutive equal annual installments of combined principal and interest, beginning September 1, 2015, and continuing on the same date of each succeeding year until September 1, 2018, when the obligation is due and payable in full.  The first payment was due on September 1, 2015, in the amount of $37,811 (principal and interest).  To date, the payment has not been made and there has been no demand for the payment.  ABI is discussing the exchange of some or all of this debt, principal and interest, for ABI Common stock, with interested investors.  This liability is represented on the Balance Sheet as "Notes payable – related parties."

Subsequent to consummation of the Plan, The Yang Group provided $234,555 for post-reorganization financing.  This is an unsecured debt and draws interest at the short term Applicable Federal Rate.  This debt is payable on demand and has not been reduced to a Note Payable.  Insomuch as this is a demand debt and to date, no demand for payment has been made, no payments have been made.  The parties are discussing the conversion of the debt to a convertible note payable.  If converted to a convertible note, the payee, holder of the note, could exchange some or all of this debt for ABI Common stock.  This liability along with the current portion of the long-term debt is represented on the Balance Sheet as "Notes payable – related parties."

Corporate Governance and Stock
A Special Shareholders Meeting was held July 10, 2015, at which time the Company's Certificate of Formation and Bylaws were materially modified, in a manner affecting the Company's voting common stock (the only class of the Company's securities of which shares are currently issued and outstanding); and also affecting the Company's authorized shares of preferred stock, issuable in series, of which no shares or series are currently issued and outstanding.  The general effect of such modifications was as follows:

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

Additionally, at the Special Shareholder Meeting of July 10, 2015, the following Board of Directors was elected: Stephen T. Chen, Paul Tibbits, Yasushi Chikagami, Dan Fisher, and Nick Moren.  There is expected to be no continuing arrangement or understanding among the members or former members of The Yang Group and their associates with respect to the election of directors, or other matters, although the unallocated shares to be retained by The Yang Group will continue to be voted by Stephen T. Chen, President and CEO of the Company, until such time as they are distributed.  On September 16, 2015, The Yang Group (which held 80% of the Company's issued and outstanding voting common shares) distributed 7,153,334 shares of the Company's voting common stock to seventeen constituent members.  On October 13, 2015, The Yang Group distributed 8,162,514 shares in the Company's voting common stock to four constituent members, both individuals.

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
Having reorganized and exited bankruptcy, the Company's goal is to expand the reach of its research, development, and marketing of biopharmaceutical, biotechnical, health and life science related products.  ABI will continue to leverage its core technology going forward by using its thirty years of scientific and clinical data to establish interferon-alpha lozenges as a therapeutic agent for conditions such as influenza, hepatitis C, and various causes of thrombocytopenia just to name a few.  The Company is committed to expanding its business operations from the currently narrow focus to encompass a wide variety of licensing, partnerships, and development opportunities in the aforementioned sectors. This commitment extends not only to the U.S., but to Taiwan, China, and other Asian Countries.
Company Management and Employees. On December 31, 2015, ABI had four employees, five directors, and three consultants. Presently, ABI has four employees, five directors, and three consultants. The employees include the following persons:
Stephen T. Chen:	Dr. Chen was named Chairman of the Board in February 2012, and he has been a director of the Company since February 1996. He currently executes the management functions as not only Chairman, but Chief Executive Officer (CEO), President, and Chief Operating Officer. He has been President and Chief Executive Officer of STC International, Inc., a health care investment firm, since May 1992. Dr. Chen has over thirty years of international business experience, including an extensive background in pharmaceutical product acquisition and licensing, development of joint venture agreements, execution of business strategy, and leadership of start-up companies in the pharmaceutical, biotechnology and nutraceutical industries. Dr. Chen has held executive positions in R&D and business development at several major pharmaceutical companies, including Borroughs Wellcome (presently GlaxoSmithKline), Miles Pharmaceuticals (presently Bayer), ICI America (presently AstraZeneca), and Ciba-Geigy (presently Novartis). He received a Ph.D. in Industrial & Physical Pharmacy from Purdue University in 1977.
Bernard Cohen:	Chief Financial Officer (CFO). Mr. Cohen holds BBA and MPA degrees from West Texas A&M University. He is a long time Amarillo resident with over thirty years of management experience. Mr. Cohen has been with ABI since October 2009. Mr. Cohen works with Ms. Shelton and provides reporting necessary for ABI's various SEC filings, and he also provides ordinary-course internal bookkeeping and accounting services.

Chrystal Shelton:	Office manager and administrative support. Ms. Shelton has been with ABI since 1987. In addition to handling routine office administration, Ms. Shelton is familiar with the form and format of SEC filings and interacts with outside professionals who assist ABI in its various compliance measures. She is an integral part of the reporting process.

Edward L. Morris:	JD, Secretary and acting general counsel. Mr. Morris practiced law in Amarillo, Texas, prior to his retirement from full time practice in 2011. His practice included substantial time devoted to corporate and securities law, including services for ABI. Mr. Morris was graduated from Yale College before obtaining his law degree from Harvard Law School.

Directors.  The board of directors of ABI consists of the following persons: Stephen T. Chen, Ph.D., Paul Tibbits, Yasushi Chikagami, Daniel Fisher, and Nicholas Moren.

Consultants.  From time to time, the Company engages consultants as needed for specific areas of responsibility.  Presently, the Company has engaged the following three consultants:  Dr. Yung-Hsiang Hung – Medical Affairs Director; Dr. Ching-Yuan Lee, Director of Research and Development; and Ms. Maggie Wang, Business Development Manager.

Bankruptcy.  On October 31, 2013, ABI filed for relief under Chapter 11 of the U.S. Bankruptcy Code. As of December 31, 2014, ABI remained in Chapter 11 Bankruptcy.  The Company has consummated the Plan and has completed the following actions reducing the Company's debt from $4,787,127 to $452,277:  Administrative debts have been paid and are now current, the unsecured debt to The Yang Group has been exchanged for common equity in ABI, general unsecured and administrative convenience creditors have been paid according to the Plan, the Company's preferred stock has been converted to common stock, and the 1-for-19 reverse stock split has been successfully implemented.  On January 23, 2015, the Final Decree was signed by Robert L. Jones, Bankruptcy Judge for the Northern District of Texas and the Case (Number 13-20393rlj) was administratively closed on February 13, 2015.

Assets, Liquidity, and Capital.  ABI holds various patents and related intellectual property, which are described earlier in this document. Most, if not all, of ABI's assets secure Yang's collateralized debt pursuant to Loan Documents.3

At December 31, 2015, we had available cash of $21,138 whereas we had a cash position of $318,556 as of December 31, 2014. The Company had working capital of $33,161 at the end of fiscal year 2014.  For 2015, the working capital deficit was $549,945.  Historically the burn rate was between $50,000 and $60,000 per month.  It is difficult to estimate the burn rate at this point insomuch as the new budgets are still being developed and new revenue streams have not yet materialized.  One of the Company's main goals is to return to the status of a going concern by having reduced operating losses and subsequently becoming profitable.  As indicated throughout this document, two other major goals of ABI are to (1) leverage the core technology, low-dose oral interferon, and (2) diversify Company operations to incorporate additional lines of business which will extend the reach of ABI into additional economic sectors such as biotech / bio-pharmaceutical / health care products and life sciences business.  The constituent members of the Yang Group have indicated the willingness to assist in future financing of operations as ABI seeks to monetize its existing (and potentially newly developed) intellectual property. ABI estimates its post-reorganization financing needs to be between $1,000,000 and $1,600,000.

The Yang Group Controls The Reorganized Company.  In return for forgiveness of the Allowed Unsecured Claim of Yang and other Cash Consideration, Yang (constituent members collectively)

3 ABI also owns office furniture and equipment, which has been fully depreciated and has little resale value received newly issued stock and effectively owns eighty percent (80%) of the ownership interest of ABI, post-reorganization. The existing Common Equity Security Holders underwent a reverse stock split on the basis of one (1) (New) ABI common share received for every nineteen (19) (Old) ABI common shares held pre-split, as of a record date which was set by the Directors of ABI pursuant to Section 6.101(b) of the Texas Business Organizations Code. The Code specified that the date shall be no more than 60 days prior to the implementation of the reverse stock split. The (New) ABI common shares received pursuant to the reverse split were not in addition to, but replaced, the (Old) ABI common shares held pre-split, and such (Old) ABI common shares were returned to the status of authorized, but unissued common shares, with the result that the Common Equity Security Holders now held, post-reorganization, common stock constituting approximately twenty percent (20%) of the issued and outstanding common stock in the reorganized company.  ABI will continue to compete in the biotech / bio-pharmaceutical / health care products and life sciences business.

As disclosed in the October 13, 2015 Form 8-K, Stephen T. Chen, President and CEO of ABI received 2,012,128 shares individually and 638,801 shares to his controlled corporation STC International, Inc. as repayment of cash advanced during the reorganization period, constituting together beneficial ownership of 2,650,929 shares, or 13.16% of the Company's voting securities.

The Yang Group retained 800,000 shares of the Company's voting common shares, constituting 3.97% of the Company's voting securities.  The shares to be retained by The Yang Group will continue to be voted by Stephen T. Chen, President and CEO of the Company, until such time as they are distributed to constituent members.

Dr. Chen and the present management team will continue to operate ABI.

Pending Litigation
To the best of management's knowledge, the Company does not believe that there is any pending litigation against ABI.

Risk Factors
The most significant asset is the Debtor's intellectual property consisting of three patents, one pending patent, and one trademark. The three patents expire in a range of three to six years. These three patents and the single pending patent employ the Company's core technology, which is the oral, low dosage use of (human) interferon. These patents will not have significant value unless commercialized, which will require adequate funding, time, effort, and expertise in biologics.  As stated earlier, ABI's sole source of human interferon discontinued production, which negatively impacted ABI's ability to obtain source product. The location and development time required for a new source of human interferon along with the requisite testing and FDA approval time could exceed the life span of the all of the patents, and even if it does not, would leave relatively little time to derive revenues from the patent protections, prior to patent expiration. The third patent, a product promoting oral health, also is the victim of supply-chain interruption because the supplier of the raw material for the product (anhydrous crystalline maltose, or "ACM") has substantially increased its purchase price and minimum purchase requirement. The price increase and other actions have rendered the manufacture and sale of the product less attractive.

The constituent member collective of the Yang Group has recognized the necessity of additional capital infusion to return ABI to profitable operations post-reorganization. This will likely include the advance of debt financing or infusion of additional capital by Yang, although Yang is not obligated to do so, and will consider economic and market factors before making such determination. ABI will attempt to monetize and commercialize its existing intellectual property, which would necessitate identification and acquisition of new source product (e.g., Interferon), conducting new trials, and additional protection of intellectual property. It is estimated this may require additional funding (including general administrative cost and professional fees) of between $500,000 and $800,000. Similarly, ABI will explore with Yang the acquisition and development of new product lines to which the collective investors may have access. The cost to commercialize any such development could likely require a similar funding level, resulting in aggregate funding requirements between $1 million and $1.6 million. These activities, even if undertaken, would not be expected to produce meaningful revenue before the second calendar quarter of 2017, or possibly later.4

Tax Consequences
ABI's most recent tax return and financial statements reflect tax attributes that may or may not be obtainable. Some of these tax attributes (e.g., net operating loss carry forwards ("NOL"), if any) are for the benefit of ABI. According to the Company's most recent federal income tax return, the face amount of the NOL was $21,683,436. ABI has not independently verified or otherwise confirmed the favorable nature of such tax attributes or the extent to which any of the NOL can still be used. It is the Company's belief that obtaining the value of such tax attributes may be difficult and directly dependent upon many factors outside of our control, including, but not limited to, changes in the legal and regulatory framework and the operational and corporate structure of ABI and shareholders, or sales or transfers of stock by or among shareholders. For example, if ABI has experienced a change of control as defined in the relevant provisions of the IRC,5 the use of any existing tax attributes could be severely limited. ABI does not believe the reorganization has or will impair any tax attributes; however, obtaining value from the tax attributes is a function of the Company's return to profitable operations and the timeframe of that return. While we believes it is possible, there is no assurance that ABI will return to profitability in the future.6
Comparison of results for the fiscal year ended December 31, 2015, to the fiscal year ended December 31, 2014.

Factors Affecting Comparability.  We adopted fresh start accounting and reporting effective November 20, 2014 (the "Fresh Start Reporting Date"). The financial statements as of the Fresh Start Reporting Date report the results of the Successor Company with no beginning retained earnings or accumulated deficit. Any financial statement presentation of the Successor Company represents the financial position and results of operations of a new reporting entity and is not comparable to prior periods presented by the Predecessor Company. The financial statements for periods ended prior to the Fresh Start Reporting Date do not include the effect of any changes in the Predecessor Company's capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. Accordingly, the financial statements on or prior to November 20, 2014 are not comparable with the financial statements for periods after November 20, 2014. Operating activities between January 1, 2014 and November 20, 2014 were insignificant.

Revenues.  During the fiscal years ended December 31, 2015 and 2014, revenues were $1,975 and $nil, respectively.

4 Yang has not expressly committed to these funding levels.
5 See 26 U.S.C. § 382 (known as Section 382 of the IRC) and related regulations.
6 As noted above, the extent to which these NOL may be used by the Debtor or New ABI to offset future income may be affected by the passage of time, transactions among shareholders, and other factors. The Debtor has sought to limit certain trading activities by separate motion. See e.g., Debtor's Motion for Immediate Entry of Order Establishing Procedures for Certain Transfers of Debtor's Common Stock (Doc. No. 94) and the Interim Order Establishing Procedures for Certain Transfers of Debtor's Common Stock (Doc. No. 96). Under the Plan, similar limitations may be imposed post-confirmation.

Selling, General and Administrative Expenses.  Costs were down in 2015.  Selling, General and Administrative expenses decreased from $565,976 for the fiscal year ended December 31, 2014 to $521,796 for the fiscal year ended December 31, 2015, a decrease of $44,180 or approximately 8%. Decreases in the following expense accounts were the main constituents of the decrease in Selling, General, and Administrative expenses: Reorganization Expense related to the bankruptcy filing, $112,215.

Research and Development Expenses.  There were no Research and Development expenses incurred in 2015 compared to $15,270 incurred for the fiscal year ended December 31, 2014, a decrease of $15,270 or approximately 100%. The decrease was mostly due to no R&D for 2015.

Other Income and Expenses.  During the fiscal year ended December 31, 2015, debt forgiveness income was $nil as compared to $3,422,850 for the fiscal year ended December 31, 2014, a decrease of $3,422,850 or (100%).  This decrease is attributed to no debt write-offs in 2015.

Net Income (Loss).  Net loss for the fiscal year ended December 31, 2015 was $521,874 compared to net income of $2,839,715 for the fiscal year ended December 31, 2014, a difference of $3,361,589 or approximately 118%.  Net loss applicable to common shareholders for the fiscal year ended December 31, 2015 was $521,874 compared to a net income applicable to common shareholders of $2,810,834 for the fiscal year ended December 31, 2014, a change of $3,332,708 (119%).  Net income/loss applicable to common shareholders includes stock dividends for preferred stock shareholders, $28,881 in 2014 compared to $nil in 2015, a decrease of $28,881 (100%). The preferred stock was converted to common stock on November 20, 2014.  Write-offs and debt forgiveness was recognized in 2014 with none recognized in 2015.  The loss in 2015 was due to minimal revenues and ongoing operating expenses.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

As of December 31, 2015, the disclosure controls and procedures in place have been evaluated and are sufficient to ensure the accurate and full disclosure of financial matters.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.  The Company's accounting firm has not issued an attestation report on the management's assessment of the Company's internal controls.  There were no changes made to the internal controls in 2015.  See Exhibit 33.1 for managements report on internal control over financial reporting.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of December 31, 2015, the directors and executive officers of the Company were as follows:
Name	Age	Position
Stephen Chen, PhD (1)	66	Chairman of the Board, Chief Executive Officer President, Chief Operating Officer and Director
Bernard Cohen	62	Vice President and Chief Financial Officer
Paul Tibbits	75	Director
Yasushi Chikagami	76	Director
Daniel Fisher……………………………	71	Director
Nicholas Moren…………………………	69	Director
(1)	Member of the Executive Committee.

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

Bernard Cohen was hired to be a Vice-President and Chief Financial Officer of the Company on October 1, 2009.  Mr. Cohen has been Director of Finance and Data Base Manager at the Harrington Regional Medical Center, Inc. (HRMCI), which is the management and development entity for the Harrington Regional Medical Center in Amarillo, Texas.  Previously, he held various executive positions at Colbert's of Amarillo, a department store.  His positions included:  Chief Executive Officer, Vice President, Chief Financial Officer, and Controller.  He has been a member of the Texas Tech University Health Sciences Center at Amarillo (TTUHSC) Institutional Review Board (IRB) where he reviewed clinical trial protocols to monitor the safety and protection of human research and testing subjects.  Neither HRMCI nor TTUHSC has any connection whatsoever with the Company.

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

Daniel Fisher was added to the board of directors in July 2015. Mr. Fisher is the co-founder, and President of Nano BioMed, Locust Valley, New York. The base technologies are licensed from The Albert Einstein College of Medicine. The licensed technologies are a drug delivery system for the delivery of nitric oxide. In addition, the company has licensed a magnetic nano drug targeting technology. Mr. Fisher negotiated the license from Einstein, closed the company's first sublicenses, arranged for investment financing, and developed the business plan. Mr. Fisher, co-founder of BioZone Laboratories, Inc., served as its President for 22 years. Based near San Francisco, California, BioZone specializes in research, development and manufacturing of products utilizing its drug delivery technologies. He was awarded three patents for his work with liposomal drug delivery technology. In addition, Mr. Fisher was president of Equalan Pharma LLC, which marketed GlyDerm professional skincare products to dermatologists and direct marketing companies. Prior to forming BioZone in 1989, Mr. Fisher's experience base included more than twenty years in sales and marketing management positions for consumer and technical product companies, including Dun & Bradstreet, General Foods Corporation and Control Data Corporation. His memberships include being the founding secretary of the Foundation for Global Skin Health Strategies. He holds a B.S. in Marketing from San Francisco State University.
Nicholas Moren was added to the board of directors in July 2015. Mr. Moren is currently retired. Prior to that he was a senior financial executive with several major public companies, including Loral Space & Communications, Inc., Transworld Corporation and Trans World Airlines, Inc. He brings with him extensive understanding and knowledge of a wide range of businesses, and substantial financial expertise and insightful perspectives relating to economic, financial and business conditions acquired during more than 20 years of serving as a senior executive. He received a B.A. in Engineering from Brown University and a M.B.A. from Wharton Graduate Division, University of Pennsylvania.

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

Audit Committee
The Plan of Reorganization provided for the appointment of additional members to the Board of Directors.  Insomuch as the Reorganization Period has ended, it is anticipated that the Audit Committee will resume its function during 2016.  While there have been no changes in internal controls, the Company continually reviews all existing internal controls.  Ms. Brianne Braudt, the Company's independent internal control auditor, will consult with the Company on its existing internal controls and possible changes or augmentations to those controls.
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

To the Company's knowledge based solely on a review of the copies of such reports furnished to the Company, the following persons have failed to file, on a timely basis, the identified reports required by the Exchange Act during the most recent fiscal year:
Name and Principal Position	Number of Late Reports	Known Failures to File a Required Form
Dr. Stephen T. Chen, Chairman of the Board, President, and Chief Executive Officer	0	0
Bernard Cohen, Vice President and Chief Financial Officer	0	0
Paul Tibbits, Director	0	0
Yasushi Chikagami, Director	0	0
Daniel Fisher, Director	0	0
Nicholas Moren, Director	0	0

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth for the three years ended December 31, 2015 compensation paid by the Company to its Chairman of the Board and Chief Executive Officer; to its Chief Operating Officer and Director of Research; to its Vice President of Clinical and Regulatory Affairs and  to its Vice President and Chief Financial Officer.
Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Compensation	Securities Underlying Options
Dr. Stephen T. Chen, Chairman of the Board, President and Chief Executive Officer	2015	$ 34,842	$ -	$ -	-
	2014	$ 34,719	$ -	$ -	-
	2013	$ 38,778	$ -	$ -	-

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Compensation	Securities Underlying Options
Mr. Martin J. Cummins, Vice President of Clinical and Regulatory Affairs	2013	$ 131,750	$ -	$ -	-
Mr. Bernard Cohen, Vice President and Chief Financial Officer	2015	$ 38,729	$ -	$ -	-
	2014	$ 40,319	$ -	$ 793	-
	2013	$ 40,819	$ -	$ -	-
*All existing employee options were repriced to $0.05 per share with a 5 year term on October 27, 2011.  No additional new options were issued.

Bernard Cohen was paid $793 of the $13,222 owed to him for unpaid wages at the time of the bankruptcy. This amount represents the 6% payout rate of a class four claim.

Option Grants in 2015
There were no options granted to the executive officers named above, during 2015.

Director Compensation for Last Fiscal Year

Directors receive $1,000 compensation for attendance at directors' meetings and $250 for regularly scheduled teleconference meetings. There were no regularly scheduled meetings during 2015.

No director agreements were executed in 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2015, there were 20,144,810 shares of the Company's common stock outstanding. The following table sets forth as of December 31, 2015, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class Owned(1)
Anxon International, Inc. 9F.-3, No.32, Sec. 1, ChengGong Rd., NanGang Dist. Taipei City 115, Taiwan (R.O.C.)	2,133,333	10.59%
Ching Lam Carmen Cheung Flat AI, 4/F, Tower A, Wilshire Towers 200 Tin HauTemple Rd. Hong Kong	1,766,667	8.77%
Kairos Capital Co., Ltd. 6F., No. 285, Sec. 4, Zhongxiao E. Rd., Da'an Dist., Taipei City 106, Taiwan (R.O.C.)	1,611,585	8.00%
Lien Chuang Investment Co., Ltd. 3F., No.108, Ruiguang Rd., Neihu Dist., Taipei City 114, Taiwan (R.O.C.)	1,400,000	6.95%
Te-Li Kuo 7F, No. 48, Yi-Xian Rd. Xinyi Dist., Taipei 100, Taiwan (R.O.C.)	1,320,000	6.55%
(1) Applicable percentage ownership is based on 20,144,810 shares of common stock outstanding as of December 31, 2015, plus the additional shares that the stockholder is deemed to beneficially own.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2015, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth the beneficial ownership of the Company's stock as of December 31, 2015 by each executive officer and director and by all executive officers and directors as a group:
Name and Address of Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned[1]
Stephen T. Chen 31 Service Drive Wellesley, MA 02482	2,701,980[2]	13.41%
Bernard Cohen 2803 S. Travis St. Amarillo, TX 79109	2,632[3]	0.01%
Paul Tibbits 2371 Blueball Road Rineyville, KY 40162	667,553	3.31%
Yasushi Chikagami 9F, No. 29, Ln. 107, Sec. 2 Heping E. Rod., Da'an Dist. Taipei City 106, Taiwan (ROC)	206,140	1.02%

Name and Address of Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned[1]
Daniel Fisher 36 Marlee Road Pleasant Hill, CA 94523	-	-
Nicholas Moren PO Box 6873 Incline Village, NV 89450	-	-
Total Group (all directors and executive officers – 6 persons)	3,578,305[4]	17.76%
(1) Applicable percentage ownership is based on 20,144,810 shares of common stock outstanding as of December 31, 2015, plus the additional shares that the stockholder is deemed to beneficially own.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2015, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)  Includes 2,023,706 shares owned by Dr. Chen, 683,801 shares owned by STC International, Inc., which Dr. Chen is the majority owner and serves as Chairman, President and a Board member. Also includes 39,473 shares owned by ACTS Biosciences, Inc., which Dr. Chen serves as Chairman and a Board member.
(3)  Includes options to purchase 2,632 shares of our common stock beneficially owned by Mr. Cohen exercisable within 60 days.
(4)  Directors and officers percentage ownership is calculated based on 20,147,442 total shares outstanding plus Directors and Officers options beneficially owned.

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
***  This plan replaces and supersedes in their entirety the Company's Outside director and Advisor Stock Option Plan, as amended and restated as of May 11, 1999; the Company's 1996 Employee's Stock Option Plan, as amended and restated as of May 11, 1999; and the Company's First Amended 2006 Employee's Stock Option and Stock Bonus Plan; provided however, that options already issued and outstanding under said superseded plans shall continue to be outstanding and exercisable in accordance with their terms, as such may have been extended or re-priced from time to time, and the terms of any applicable option agreements entered into between the Company and the Optionee. This Plan expired December 31, 2014.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following summarizes the fees incurred by the Company during 2015 and 2014 for accountant and related services.

Audit Fees
	2015	2014
LBB & Associates Ltd., LLP	$38,150	$38,101

All Other Fees
None.

Accountant Approval Policy
Before an accountant is engaged by the Company to perform audit or non-audit services, the accountant must be approved by the Company's Audit Committee, or the Executive Committee in the absence of an Audit Committee.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
EXHIBIT INDEX

3(i)	Restated Certificate of Formation of the Company, dated and filed July 27, 2015.
3(ii)	Bylaws of the Company, as amended July 10, 2015.
4.1*	Specimen Common Stock Certificate.
4.2*	Form of Underwriter's Warrant.
10.1(11)	2008 Stock Incentive Plan dated May 20, 2008.
10.2*	License Agreement dated as of March 22, 1988 between the Company and The Texas A&M University System.
10.30***	Amendment No. 1 dated September 28, 1998 to License Agreement of March 22, 1988 between The Texas A&M University System and the Company.
10.71	License and Supply Agreement dated January 7, 2010, between the Company and Intas Pharmaceuticals, Ltd.

99.1 906 Certification
*The Exhibit is incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form SB-2 filed with and declared effective by the Commission (File No. 333-4413) on August 8, 1996.
***The Exhibit is incorporated by reference to the Company's 1998 Annual Report on Form 10-KSB filed with the Commission on or before March 31, 1999.
(11)	The Exhibit is incorporated by reference to the Company's Report on Form S-8 filed with the SEC on May 22, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMARILLO BIOSCIENCES, INC.
Date: March 29, 2016	By: /s/ Stephen Chen Stephen Chen, Chairman of the Board, and Chief Executive Officer
Date: March 29, 2016	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Stephen Chen	Chairman of the Board, Director and Chief Executive Officer	March 29, 2016
Stephen Chen

/s/ Paul Tibbits		March 29, 2016
Paul Tibbits	Director
/s/ Yasushi Chikagami		March 29, 2016
Yasushi Chikagami	Director
/s/ Daniel Fisher		March 29, 2016
Daniel Fisher	Director
/s/ Nicholas Moren		March 29, 2016
Nicholas Moren	Director

Amarillo Biosciences, Inc.
Financial Statements

Years ended December 31, 2015 and 2014

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Amarillo Biosciences, Inc.
Amarillo, TX

We have audited the accompanying balance sheets of Amarillo Biosciences, Inc. (the "Company") as of December 31, 2015 (Successor) and 2014 (Successor), and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2015 (Successor) and for the periods ended from November 21, 2014 to December 31, 2014 (Successor) and from January 1, 2014 to November 20, 2014 (Predecessor). Amarillo Biosciences, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amarillo Biosciences, Inc. as of December 31, 2015 (Successor) and 2014 (Successor), and the results of its operations and its cash flows for the year ended December 31, 2015 (Successor) and periods ended from November 21, 2014 to December 31, 2014 (Successor) and from January 1, 2014 to November 20, 2014 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the United States Bankruptcy Court for the Northern District of Texas confirmed the Company's Plan of Reorganization on May 23, 2014. Confirmation of the Plan of Reorganization resulted in the discharge of all claims against the Company that arose before October 31, 2013 and substantially alters rights and interests of equity security holders as provided for in the Plan of Reorganization. The Plan of Reorganization was substantially consummated on November 20, 2014 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of November 20, 2014. The Company's absence of significant revenues, recurring losses from operations, its need for additional financing in order to fund its projected loss in 2016 raise substantial doubt about its ability to continue as a going concern. The 2015 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
March 29, 2016

Amarillo Biosciences, Inc.
Balance Sheets

	Successor	Successor
	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$21,138	$318,556
Prepaid expense and other current assets	18,154	16,882
Total current assets	39,292	335,438
Patents, net	72,105	86,097
Property and equipment, net	5,798	-
Total assets	$117,195	$421,535

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$58,550	$67,159
Accrued interest – related parties	1,706	563
Accounts payable – related party	144,426	-
Notes payable – related party	384,555	234,555
Total current liabilities	589,237	302,277
Notes payable – related party, long term	-	150,000
Total liabilities	589,237	452,277

Commitments and contingencies

Stockholders' deficit
Preferred stock (Successor), $0.01 par value:
Authorized shares – 10,000,000
Issued and outstanding shares – 0 at December 31, 2015 and 2014	-	-
Common stock (Successor), $0.01 par value:
Authorized shares – 100,000,000
Issued and outstanding shares – 20,144,810 at December 31, 2015 and 2014	201,448	201,448
Additional paid-in capital	(76,872)	(157,446)
Accumulated deficit	(596,618)	(74,744)
Total stockholders' deficit	(472,042)	(30,742)
Total liabilities and stockholders' deficit	$117,195	$421,535
The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Operations

	Successor		Predecessor
	Year Ended December 31, 2015	Period From November 21, 2014 to December 31, 2014	Period from January 1, 2014 to November 20, 2014
Revenues:
Product sales	$1,975	$-	$-
Total revenues	1,975	-	-

Cost of revenues:
Product sales	-	-	-
Total cost of revenues	-	-	-
Gross margin	1,975	-	-

Operating expenses:
Research and development expenses	-	-	15,270
Selling, general and administrative expenses	521,796	69,707	496,269
Total operating expenses	521,796	69,707	511,539

Operating loss	(519,821)	(69,707)	(511,539)

Other income (expense):
Interest expense	(2,053)	(448)	(1,441)
Debt Forgiveness Income	-	-	3,422,850
Net income (loss)	(521,874)	(70,155)	2,909,870
Preferred stock dividend	-	(4,589)	(24,292)
Net income (loss) applicable to common shareholders	$(521,874)	$(74,744)	$2,885,578

Basic and diluted net income (loss) per average share available to common shareholders	$(0.03)	$(0.00)	$0.75

Weighted average common shares outstanding – basic and diluted	20,144,810	20,144,810	3,857,421

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Stockholders' Deficit
Years Ended December 31, 2015 and 2014

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Deficit
Balance at December 31, 2013 (Predecessor)	3,262	$33	73,291,008	$732,910	$31,968,516	$(37,484,246)	$(4,782,787)
Net income for the period ended November 20, 2014	-	-	-	-	-	2,909,870	2,909,870
Preferred stock dividends	-	-	-	-	-	(24,292)	(24,292)
Conversion of Preferred stock into common stock	(3,262)	(33)	171,684	1,717	(1,684)	-	-
Cancellation of Predecessor Company equity	-	-	(73,291,008)	(732,910)	(33,865,758)	34,598,668	-
Issuance of Successor Company stock	-	-	3,857,278	38,573	(38,573)	-	-
Note payable conversions	-	-	16,115,848	161,158	1,780,053	-	1,941,211
Balance at November 20, 2014 (Predecessor)	-	$-	20,144,810	$201,448	$(157,446)	$-	$44,002

Balance at November 20, 2014 (Successor)	-	$-	20,144,810	$201,448	$(157,446)	$-	$44,002
Preferred stock dividends	-	-	-	-	-	(4,589)	(4,589)
Net loss for the period ended December 31, 2014	-	-	-	-	-	(70,155)	(70,155)
Balance at December 31, 2014 (Successor)	-	-	20,144,810	201,448	(157,446)	(74,744)	(30,742)
Premium received from stock subscription	-	-	-	-	80,574	-	80,574
Net loss for the year ended December 31, 2015	-	-	-	-	-	(521,874)	(521,874)
Balance at December 31, 2015 (Successor)	-	$-	20,144,810	$201,448	$(76,872)	$(596,618)	$(472,042)
The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Cash Flows

	Successor		Predecessor
	Year Ended December 31, 2015	Period From November 21, 2014 to December 31, 2014	Period From January 1, 2014 to November 20, 2014
Cash flows from Operating Activities
Net income (loss)	$(521,874)	$(70,155)	$2,909,870
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	19,772	3,026	14,515
Debt Forgiveness Income	-	-	(3,422,850)
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(1,272)	7,181	37,890
Accounts payable and accrued expenses	(8,609)	6,343	21,342
Accrued interest – related parties	1,143	563	(62,706)
Accounts payable – related party	144,426	-	-
Net cash used in operating activities	(366,414)	(53,042)	(501,939)
Cash flows from Investing Activities
Investment in patents	(4,497)	(2,769)	(7,830)
Capital expenditures	(7,081)	-	-
Net cash used in investing activities	(11,578)	(2,769)	(7,830)
Cash flows from Financing Activities
Premium received from stock subscription	80,574	-	-
Proceeds from notes payable related party	-	-	1,010,392
Payments on notes payable related party	-	-	(132,795)
Net cash provided by financing activities	80,574	-	877,597
Net change in cash	(297,418)	(55,811)	367,828
Cash and cash equivalents at beginning of period	318,556	374,367	6,539
Cash and cash equivalents at end of period	$21,138	$318,556	$374,367
Supplemental Cash Flow Information
Cash paid for interest	$910	$-	$62,993
Cash paid for income taxes	$-	$-	$-
Non-Cash Transactions
Conversion of related party notes payable to common stock	$-	$-	$1,941,211
Conversion of preferred stock to common stock	$-	$-	$1,717
The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
December 31, 2015 and 2014

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Amarillo Biosciences, Inc. (the "Company" or "AMAR" or "Amarillo" or "ABI"), a Texas corporation formed in 1984, is engaged in developing biologics for the treatment of human and animal diseases.  The Company's current focus is research aimed at the treatment of human disease indications, particularly influenza, hepatitis C, thrombocytopenia, and other indications using natural human interferon alpha that is administered in a proprietary low dose oral form.  In addition to the above core technology ABI is exploring the possibility of instituting new revenue streams along with the core technology thus expanding the Company's current focus into a diversified business portfolio.

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

Upon the adoption of fresh start accounting, the Company became a new entity for financial reporting purposes. References to "Successor" or "Successor Company" relate to the financial position of the reorganized Company as of and subsequent to November 20, 2014 and results of operations for the period ended December 31, 2014 and for the year ended December 31, 2015. References to "Predecessor" or "Predecessor Company" refer to the financial position of the Company prior to November 20, 2014 and the results of operations through November 20, 2014. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after November 20, 2014 are not comparable with the financial statements prior to that date.

Fair Value of Financial Instruments

Under the Financial Account Standards Board Accounting Standards Codification ("FASB ASC"), we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option. Consistent with Fair Value Measurement Topic of the FASB ASC, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.

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

During fiscal years ended December 31, 2015 and 2014, no stock compensation was awarded.

Cash and Cash Equivalents

The Company classifies investments as cash equivalents if the original maturity of an investment is three months or less.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to uncollectability.  The Company's allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no material accounts receivable and no allowance at December 31, 2015 and 2014.  No uncollectible accounts receivables were written off in 2015.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company continually assesses the appropriateness of inventory valuations giving consideration to slow-moving, non-saleable, out-of-date or close-dated inventory. As of December 31, 2015 and 2014, the Company had no inventory.
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

Since inception, the Company has worked to build an extensive patent portfolio for low-dose orally administered interferon. This portfolio consists of patents with claims that encompass method of use or treatment, and/or composition of matter and manufacturing. ABI presently owns or licenses three issued patents, including one patent on the dietary supplement Maxisal®.  Additionally, the Company has one patent pending.
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
Revenue Recognition
Dietary supplement and interferon sales
Revenues for the dietary supplement and interferon sales are recognized when an arrangement exists, the price is fixed and it has been determined that collectability is reasonably assured.  This generally occurs at the point when the goods are shipped to the customer.  No products were produced in 2015 and 2014, no sales occurred, and no revenue was recognized.
Sublicense fee revenue
Sublicense revenue is calculated based on fees relating to a license.  Amarillo recognizes revenue on these sublicense fees in the month the revenue is generated by the licensee.  There were no licensees in 2015 and 2014 and consequently no sublicense fee revenue recognized.
Royalty revenue
Royalty revenue is calculated based on royalty fees as a percent of net sales relating to a license.  Amarillo recognizes revenue on these royalty payments in the year the revenue is generated by the licensee.  In 2015 and 2014, ABI had no agreements which would result in royalty revenue.

Sale of ginseng and other herbs

The Company is investigating the possibility of entering the production and/or sales of holistic herbs as a potential new business line and subsequent revenue stream.  The Product Sales of $1,975 shown on the December 31, 2015, Statements of Operations represents an exploratory transfer of product for which the Company received the amount shown from an interested customer.  The investigation of the business is in such a formative stage that not all information germane to the transaction is yet known, such as the cost of goods sold and associated selling expenses.  That information should become clear as the investigation continues in the first quarter of 2016.  When the balance of the information is known, additional accounting entries would need to be made in order to properly recognize all facets of the transactions.

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

Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. For the year ended December 31, 2015 and the periods from November 21, 2014 to December 31, 2014 and from January 1, 2014 to November 20, 2014, options and warrants outstanding were antidilutive and not included in the calculation of fully diluted net income (loss) per share.

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

Recent Accounting Pronouncements
Management does not anticipate that any recently issued but not yet effective accounting pronouncements will materially impact the Company's financial condition.

2. Fresh Start Accounting

Upon the Company's emergence from Chapter 11 bankruptcy, the Company applied the provisions of fresh start accounting to its financial statements as (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the emerging entity and (ii) the reorganization value of the Company's assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. The Company applied fresh start accounting as of November 20, 2014, with results of operations and cash flows in the period ending November 20, 2014 attributed to the Predecessor Company.

Upon the application of fresh start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor Company's assets before considering liabilities, and the excess of reorganization value over the fair value of identified tangible and intangible assets is reported separately on the balance sheet.

In accordance with fresh-start reporting requirements, management of ABI has reviewed its assets (excluding cash and prepaid expenses) and evaluated the estimated fair value of those assets, which includes its equipment and its patents. For equipment (which includes furniture & fixtures, computer equipment and software) management evaluated and determined that its estimated fair value immediately preceding ABI's confirmation date was $0. Management reviewed the various types of equipment with an original book cost of approximately $46,000 and with dates acquired ranging from years between 1992 through 2008. Based on the condition and age of the equipment, management determined that any proceeds that could be received from a local auction-type sale would be minimal; therefore, management determined that $nil (which amount also represents current book carrying value) was a reasonable estimate of ABI's equipment fair value. For patents, management evaluated and determined that its estimated fair value immediately preceding ABI confirmation date was approximately $86,000. Management reviewed the various patents with dates acquired ranging from years between 1999 and 2010. Based on the consideration of minimal revenues and cash flows from these patents over the past years since their inception dates, management concluded that the discounted cash flow approach was not relevant. However management did consider what it believes ABI could potentially sell such patents for to a knowledgeable third-party firm in the bio-tech industry and in an arm's length transaction, which management determined that $86,000 (which amount also represents current book carrying value) was a reasonable estimate of ABI patents fair value.

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

	Predecessor Company January 1, 2014 to November 20, 2014	Reorganization Adjustments November 20, 2014		Fresh-Start Adjustments November 20, 2014		Successor Company November 20, 2014
Assets
Current assets:
Cash and cash equivalents	$261,147	$113,220	(a)	$-		$374,367
Prepaid expense and other current assets	24,063	-		-		24,063
Total current assets	285,210	113,220		-		398,430
Patents, net	86,355	-		-		86,355
Total assets	371,565	113,220		-		484,785

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	347,236	(291,009)	(b)	-		56,227
Accrued interest – related parties	1,051,093	(1,051,093)	(c)	-		-
Accrued expenses – related party	78,360	(78,360)	(d)	-		-
Notes payable – related parties	4,214,935	(3,830,380)	(e)	-		384,555
Total current liabilities	5,691,624	(5,250,842)		-		440,782
Total liabilities	5,691,624	(5,250,842)		-		440,782

Stockholders' deficit
Preferred stock (Predecessor)	33	(33)	(f)	-		-
Common stock (Predecessor)	732,910	(732,910)	(g)	-		-
Additional paid-in capital (Predecessor)	31,968,516	732,910	(g)	(32,701,426)	(j)	-
Preferred stock (Successor)	-	-		-		-
Common stock (Successor)	-	201,448	(h)	-		201,448
Additional paid-in capital (Successor)	-	1,739,797	(h)	(1,897,242)	(j)	(157,445)
Accumulated deficit	(38,021,518)	3,422,850	(i)	34,598,668	(j)	-
Total stockholders' deficit	(5,320,059)	5,364,062		-		44,003
Total liabilities and stockholders' deficit	$371,565	$113,220		$-		$484,785

Reorganization Adjustments
(a)	The cash payments recorded on the Effective Date from implementation of the Plan of Reorganization include the following:
Proceeds from Yang Group	$322,500
Less: Payments of Class Four claims	(207,110)
Less: Payments of Class Five claims	(2,170)
Net increase in cash	$113,220

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

(f)	Convert Preferred Stock at Par to Common Stock pursuant to Implementation of Plan of Reorganization – 32.62 shares of Preferred stock at $0.01 par to 3,262,000 Common shares at par $0.01.
(g)	Adjust Common Stock at par value of $0.01 for 20,144,810 Common Shares following 1-for-19 reverse stock split pursuant to Plan of Reorganization.
(h)	Adjust Common Stock at par of $0.01 and Additional Paid in Capital for conversion of Yang debt to (New) ABI Common Equity.
(i)	Adjust Accumulated Deficit for debt forgiveness/debt discharge pursuant to the Plan of Reorganization.
Fresh Start Adjustments
(j)	Adjust Paid in Capital – Predecessor, Paid in Capital – Successor, and Accumulated Deficit for Fresh Start Reporting.

3. Property, Equipment and Software, net

Property, equipment and software are stated at cost less accumulated depreciation and consist of the following at December 31, 2015 and 2014:

	Successor
	2015	2014
Furniture and equipment	$45,302	$38,221
Software	8,012	8,012
	53,314	46,233
Less: accumulated depreciation	(47,516)	(46,233)
Property, equipment and software, net	$5,798	$-

Depreciation expense amounted to $1,283 for the year ended December 31, 2015 and $nil for the periods from November 21, 2014 to December 31, 2014 and from January 1, 2014 to November 20, 2014, respectively and is included in selling, general and administrative expenses.

4. Patents, net

Patents are stated at cost less accumulated amortization and consist of the following at December 31, 2015 and 2014:

	Successor
	2015	2014
Patents	$188,584	$184,087
Less: accumulated amortization	(116,479)	(97,990)
Patents, net	$72,105	$86,097

Amortization expense amounted to $18,489 for the year ended December 31, 2015 and $3,026 for the period from November 21, 2014 to December 31, 2015 and $14,515 for the period from January 1, 2014 to December 31, 2014, respectively and is included in selling, general and administrative expenses.

Estimated future amortization expense is as follows:

2016	$15,841
2017	15,841
2018	13,796
2019	5,111
2020	4,471
thereafter	17,045
Total expense	$72,105

5. Notes Payable – Related Party

	Successor
	2015	2014
Note payable – related party	$234,555	$234,555
Note payable – related party	150,000	150,000
	384,555	384,555
Less: current portion	(384,555)	(234,555)
Notes payable – related party, long term	$-	$150,000

On the Plan Effective Date, the Class Three Secured Claim of Yang was deemed allowed in the amount of $150,000, secured by the same assets that secured Yang's prepetition secured claim (See Texas Financing Statement No. 13-0029795076). This claim (now a debt) carries interest at the Applicable Federal Rate, is fully amortized and (to be ) paid as follows: four (4) consecutive equal annual installments of combined principal and interest, beginning September 1, 2015, and continuing on the same date of each succeeding year until September 1, 2018, when the obligation is due and payable in full.  The first payment was due on September 1, 2015, in the amount of $37,811 (principal and interest).  To date, the payment has not been made and there has been no demand for the payment.  ABI is discussing the exchange of some or all of this debt, principal and interest, for ABI Common stock, with interested investors.  As of December 31, 2015, the outstanding balance is $150,000.

Subsequent to consummation of the Plan, The Yang Group has provided $234,555 for post-reorganization financing.  This is an unsecured debt and draws interest at the short term Applicable Federal Rate.  To date, there has been no demand for payment and the parties are continuing contemplating the exchange of some or all of this debt for ABI Common stock.  As of December 31, 2015, the outstanding balance is $234,555.

6. License, Sublicense, Manufacturing, Research and Supply Agreements

Manufacturing and Supply Agreements:
Hayashibara Biochemical Laboratories, Inc. ("HBL") ceased to produce natural human interferon in December of 2012.  Historically, the research and development was conducted by ABI using this unique form of natural human interferon supplied by HBL.  Their departure from the Interferon market left ABI without a current source of interferon with which to conduct clinical trials and ultimately commercialize a product.  Additionally, this interferon no longer provides a competitive edge insomuch as the industry as a whole is rapidly moving toward the use of recombinant interferon rather than natural human interferon.  The Company is exploring its options and is talking with alternate suppliers of interferon.

ABI's thirty years of data has been generated from the numerous studies performed using natural human interferon.  Since human interferon is virtually impossible to obtain, those studies will have to be repeated using recombinant interferon.  Repeating the studies will be both costly and time consuming.  While the pharmaceutical industry is creating and marketing new and effective anti-viral medications, ABI believes that there is still sufficient time to develop and commercialize low dose interferon for treatment of such diseases as Influenza, Chronic Cough in COPD, Hepatitis B, C, and D, and Thrombocytopenia caused by other diseases and as a side effect of treatment of other diseases.

Strategic Alliance with CytoPharm

On May 15, 2013, the Company entered into a CIT Patents Agreement with CytoPharm, Inc. ("CP") a former licensee for oral IFN technology in Taiwan and China. This agreement establishes the ownership, inventorship, prosecution, maintenance, use and commercialization of a patent regarding treatment of thrombocytopenia with oral IFN that developed out of a study conducted by CP under a previous License and Supply Agreement.

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
There were no sublicense fees due to HBL for 2014 or 2015.

The Company has also entered into various sublicense agreements under which the Company is entitled to receive royalties based on the net sales value of licensed products. However, given the termination of the Development Agreement with HBL, some of these sublicense agreements have been canceled, and it is likely that the rest will be terminated in the near future.

Research Agreements:

The Company currently has no ongoing studies so there are no obligations to pay third parties in 2015 for expenses related to clinical studies.

7. Common Stock

The Company has 100,000,000 shares of voting common shares authorized for issuance.  As of December 31, 2015, a total of 20,153,378 shares of common stock were either outstanding (20,144,810) or reserved for issuance upon exercise of options (8,568).

The Yang Group is controlled by a number of constituent investors.  In return for forgiveness of the Allowed Unsecured Claim of Yang and other Cash Consideration totaling $1,941,211, Yang (constituent members collectively) received 16,115,848 in newly issued stock and effectively owned eighty percent (80%) of the ownership interest of ABI, post-reorganization. The existing Common Equity Security Holders underwent a reverse stock split on the basis of one (1) ABI common share received for every nineteen (19) ABI common shares held pre-split, as of a record date which was set by the Directors of ABI pursuant to Section 6.101(b) of the Texas Business Organizations Code. The Code indicated that the date shall be no more than 60 days prior to the implementation of the reverse stock split. The ABI common shares received pursuant to the reverse split were not in addition to, but replaced, the ABI common shares held pre-split, and such ABI common shares were returned to the status of authorized, but unissued common shares, with the result that the Common Equity Security Holders now held, post-reorganization, common stock constituting approximately twenty percent (20%) of the issued and outstanding common stock in the reorganized company.  ABI will continue to compete in the biotech / bio-pharmaceutical / health care products and life sciences business.

On July 31, 2015, $225,000 was received from two investors as payment of a subscribed investment to the Yang Group for investment in 1,200,000 shares of ABI common stock.  These investors committed for the investment(s) during the Reorganization Period, but did not tender the cash during the subscription payment period.  However, the investors did pay at the later time, July 31, 2015.  Because the payments were not received during the subscription period, the investors agreed to pay a premium over the price of the stock, $0.12; which was the stock price during the subscription period.  Each of the investors paid a premium of $0.07 per share.  One of the investors paid $37,500, and the other paid $187,500, for the total of $225,000. The Company allocated $144,426 as a payable to Dr. Chen for his previous advances to the Company through The Yang Group and the remaining proceeds of $80,574 was recognized as "Additional Paid In Capital" (APIC).

Shares Subscribed	Purchase Price	Purchase Premium	Total
200,000	$24,071	$13,429	$37,500
1,000,000	120,355	67,145	187,500
1,200,000	$144,426	$80,574	225,000
Less: Due to Dr. Stephen Chen			(144,426)
Additional paid in capital			$80,574

On September 11, 2015, The Yang Group constituent members (which held 80% of the Company's issued and outstanding voting common shares), distributed 7,153,334 of its shares of the Company's voting common stock to seventeen of the constituent members.

On October 12, 2015, The Yang Group constituent members distributed 8,162,514 of its shares in the Company's voting common stock to 4 constituent members, both individuals and entities. Of the shares distributed, Stephen T. Chen, President and CEO, received 2,012,128 shares individually and 638,801 shares to his controlled corporation, STC International, Inc. constituting together beneficial ownership of 2,650,929 shares, or 13.16% of the Company's voting securities.

The Yang Group retains 800,000 shares of the Company's voting common shares, constituting 3.97% of the Company's voting securities.

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

The Company issued common stock in 2015 and 2014 as follows:

Common Stock Issued in 2015	Shares	Issue Price	Net Price
None	-	-	-
Total Common Stock Issued in 2015	-	-	-

Common Stock Issued in 2014	Shares	Issue Price	Net Price
Paul Tibbits[7]	171,684	$.10	$-
The Yang Group[8]	16,115,848	$.12	$1,941,211
Total Common Stock Issued in 2014	16,287,532	$0.10 - $0.12	$1,941,211

During the years ended December 31, 2015 and December 31, 2014, there were no finder's fees paid related to private placements of stock.

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

We use the services of American Stock Transfer and Trust Company as our transfer agent.

8.  Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock shares for issuance.
On the Effective Date of the Plan of Reorganization, 3,262 shares of Preferred Equity were converted to 171,684 shares of Common Equity.  No Preferred Equity was outstanding as of December 31, 2015 and none is outstanding as of the Balance Sheet date of this report.

As of the filing date of the Chapter 11 Petition, October 31, 2013, Mr. Paul Tibbits, a stockholder and director, was owed $65,909 for accrued unpaid dividends and accrued interest on the unpaid dividends.  The debt was discharged when ABI paid $3,471 and $484 in unpaid dividends and interest on unpaid dividends, respectively, in full and final settlement of the Class Four – General Unsecured Debt.  Pursuant to the Rules of Bankruptcy, insomuch as the amounts owed to Mr. Tibbits were under-secured (there was no collateral securing this debt), no interest on unpaid dividends accrued from the filing date through the Effective Date of the Plan, November 20, 2014.  Dividends, however, continued to accrue through November 20, 2014 as permitted by the U.S. Bankruptcy Code and Rules of Bankruptcy. At December 31, 2015, $34,279 of unpaid dividends have been accrued.

7  3,262 shares of preferred stock were converted to 3,262,000 shares of common stock at $0.10 per share where 1 share of preferred stock was exchanged for 1,000 of common stock.  When the 1-for-19 reverse split was implemented, the 3,262,000 common shares were reduced by a factor of 19.
8  The Plan of Reorganization called for exchanging debt owed to The Yang Group for ABI common stock on November 20, 2014.  16,115,848 shares of ABI common stock were exchanged for the debt.  The stock price was $0.12 per share.

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
***  This plan replaces and supersedes in their entirety the Company's Outside director and Advisor Stock Option Plan, as amended and restated as of May 11, 1999; the Company's 1996 Employee's Stock Option Plan, as amended and restated as of May 11, 1999; and the Company's First Amended 2006 Employee's Stock Option and Stock Bonus Plan; provided however, that options already issued and outstanding under said superseded plans shall continue to be outstanding and exercisable in accordance with their terms, as such may have been extended or re-priced from time to time, and the terms of any applicable option agreements entered into between the Company and the Optionee. This Plan expired December 31, 2014.

10.  Stock Options and Warrants

Stock Options:

During 2015 and 2014, no options were issued to consultants.

Directors, officers and consultants exercised no options in 2015 or 2014.Stock option activity for the year ended December 31, 2015 and periods ended November 20, 2014 and December 31, 2014 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2013 (Predecessor)*	92,252	$1.12	2.41	$103,140
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/expired	(10,526)	2.38	-	(25,000)
Outstanding at November 20, 2014 (Predecessor)*	81,726	$0.96	1.79	$78,140

Vested at November 20, 2014 (Predecessor)	81,726	$0.96	1.79	$78,140

Outstanding at November 20, 2014 (Successor)*	81,726	$0.96	1.79	$78,140
Options granted	-	-	-	-
Options exercised	-	-	-	-

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Options cancelled/expired	-	-	-	-
Outstanding at December 31, 2014 (Successor)*	81,726	$0.96	1.68	$78,140

Vested at December 31, 2014 (Successor)	81,726	$0.96	1.68	$78,140

Outstanding at December 31, 2014 (Successor)*	81,726	$0.96	1.68	$78,140
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/expired	(73,158)	0.96	-	(70,000)
Outstanding at December 31, 2015 (Successor)*	8,568	$0.95	0.82	$8,140

Vested at December 31, 2015 (Successor)	8,568	$0.95	0.82	$8,140
*All options went through a 1/19 reverse split and is being retroactively presented.

Stock warrants:

No warrants were exercised in 2015 or 2014.

A summary of the Company's stock warrant activity and related information for the year ended December 31, 2015 and periods ended November 20, 2014 and December 31, 2014 is as follows:
	Successor				Predecessor
	December 31, 2015		December 31, 2014		November 20, 2014
	Warrants	Price	Warrants	Price	Warrants	Price
Outstanding Beg. of Year*	52,632	$0.57	52,632	$0.57	120,395	$0.57-0.76
Granted	-	-	-	-	-	-
Cancelled/Expired	52,632	0.57		-	(67,763)	(0.76)
Exercised	-	-	-	-	-	-
Outstanding End of Year*	-	$-	52,632	$0.57	52,632	$0.57
Exercisable End of Year*	-	$-	52,632	$0.57	52,632	$0.57
*All options went through a 1-for-19 reverse split

11.  Income Taxes
Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following:

	December 31, 2015	December 31, 2014
Provision (benefit) at statutory rate	$177,000	$(966,000)
Change in valuation allowance	(177,000)	966,000
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014, are presented below:
	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carryforward	$6,953,000	$6,776,000
Deferred tax assets	6,953,000	6,776,000

Deferred tax liabilities:	-	-
Net deferred tax assets	6,953,000	6,776,000
Valuation allowance	(6,953,000)	(6,776,000)
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company's deferred tax asset of approximately $6,953,000 and $6,776,000 at December 31, 2015 and 2014, respectively, was subject to a valuation allowance of $6,953,000 and $6,776,000 at December 31, 2015 and 2014, respectively, because of uncertainty regarding the Company's ability to realize future tax benefits associated with the deferred tax assets. Deferred tax assets were comprised primarily of net operating loss carryovers under the cash method of accounting used by the Company for federal income tax reporting. The valuation allowance increased by $177,000 in 2015 and decreased by $966,000 in 2014, due to the changes in the Company's net operating loss carryover amounts.
At December 31, 2015, the Company has net operating loss carryforwards of approximately $20,452,000 for federal income tax purposes expiring in 2015 through 2035.  At December 31, 2014, the Company has net operating loss carryforwards of approximately $19,930,000 for federal income tax purposes expiring in 2014 through 2034. The ability of the Company to utilize these carryforwards may be limited should changes in stockholder ownership occur.
The difference between the reported income tax provision and the benefit normally expected by applying the statutory rate to the loss before income taxes results from the change during 2015 and 2014 of the deferred tax asset valuation allowance. As a result, the reported effective tax rate is 0%.

12. Commitments and Contingencies
Lease commitment

Our executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot facility rented by the Company. The lease expires on June 30, 2016 and our monthly rent is $1,045 per month. During the years ended December 31, 2015 and 2014, the Company incurred $13,585 and $11,675 in rent expense, respectively. We believe that the facilities are well maintained and generally suitable and adequate for our current and projected operating needs.  This lease was affirmed by the Company as shown in the (Chapter 11) Disclosure Statement filed February 21, 2014, and approved on March 27, 2014.
Clinical Trial Costs
The Company currently has no ongoing studies, so there are no obligations to pay third parties in 2015 for expenses related to clinical studies.
Litigation
The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 2015.
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
14. Subsequent Events
On January 11, 2016, the Company converted debt owed to Dr. Stephen T. Chen, President and CEO, in the amount of $144,426 into a convertible note payable.  The terms of the convertible note payable are as follows:  Maturity – payable on demand; convertible into common stock at $0.168 per share; Annual Interest Rate - .75% per annum as determined by the mid-term Applicable Federal Rate (AFR); and an Annual Interest Rate on Matured Unpaid Amounts – 10% per annum compounded annually.