Form 10-Q
period 2016-03-31
AMARILLO BIOSCIENCES INC
filed 2016-05-16
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes   [√] No
As of May 16, 2016 there were 20,144,810 shares of the issuer's common stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Balance Sheets
(Unaudited)
	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$264,184	$21,138
Prepaid expense and other current assets	1,977	18,154
Total current assets	266,161	39,292
Patents, net	76,962	72,105
Property and equipment, net	5,468	5,798
Total assets	$348,591	$117,195

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$86,252	$58,550
Accrued interest - related parties	2,041	1,706
Accounts payable - related parties	75,000	144,426
Notes payable – related parties	384,555	384,555
Convertible note payable – related party	144,426	-
Total current liabilities	692,274	589,237
Total liabilities	692,274	589,237

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares – 0 at March 31, 2016 and December 31, 2015	-	-
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 20,144,810 at March 31, 2016 and December 31, 2015	201,448	201,448
Additional paid-in capital	173,128	(76,872)
Accumulated deficit	(718,259)	(596,618)
Total stockholders' deficit	(343,683)	(472,042)
Total liabilities and stockholders' deficit	$348,591	$117,195

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
(Unaudited)
	Three Months Ended March 31
	2016	2015
Revenues:
Sales – Herbs	$4,400	$-
Total revenues	4,400	-

Cost of revenues:
Product sales	5,100	-
Total cost of revenues	5,100	-
Gross margin	(700)	-

Operating expenses:
Research and development expenses	-	-
Selling, general and administrative expenses	120,579	111,818
Total operating expenses	120,579	111,818

Operating loss	(121,279)	(111,818)

Other income (expense):
Interest expense	(362)	(271)
Net loss	(121,641)	(112,089)
Preferred stock dividend	-	-
Net loss applicable to common shareholders	$(121,641)	$(112,089)

Basic and diluted net loss per average share available to common shareholders	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	20,144,810	20,144,810

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2016	2015

Net cash provided by (used in) operating activities:	$1,663	$(73,011)

Cash flows from investing activities:
Investment in equipment	-	(6,140)
Investment in patents	(8,617)	(58)
Net cash used in investing activities	(8,617)	(6,198)

Cash flows from financing activities:
Proceeds from private placement offering	250,000	-
Net cash provided by financing activities	250,000	-

Net change in cash	243,046	(79,209)
Cash and cash equivalents at beginning of period	21,138	318,556
Cash and cash equivalents at end of period	$264,184	$239,347
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Noncash transactions:
Conversion of accounts payable – related party to convertible note payable – related party	$144,426	$-

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
(Unaudited)

1.
Organization and Business.  Amarillo Biosciences, Inc. (the "Company" or "Amarillo" or "ABI"), a Texas corporation formed in 1984, is engaged in developing biologics for the treatment of human and animal diseases.  The Company's current focus is research aimed at the treatment of human disease indications, particularly influenza, hepatitis C, thrombocytopenia, and other indications using natural human interferon alpha that is administered in a proprietary low dose oral form.  In addition to the above core technology ABI is exploring the possibility of instituting new revenue streams along with the core technology thus expanding the Company's current focus into a diversified business portfolio.

2.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

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

4.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance. On March 31, 2016, a total of 21,013,057 shares of common stock were either outstanding (20,144,810) or reserved for issuance upon exercise of options (8,568) or conversion of convertible debt to stock (859,679). No common stock was issued in the three months ending March 31, 2016.

During the period ended March 31, 2016, the Company has received $250,000 for the purchase of 1,333,333 shares of common stock from Dr. Stephen T. Chen in connection with a $937,500 Private Placement Common Stock Security Offering. The offering contemplates the sale of a maximum of 5,000,000 shares at a cost of $0.1875 per share. The required SEC Form D was filed on May 6, 2016. As of March 31, 2016, these shares have not been issued.
5.
Common Stock Options and Warrants.  As of March 31, 2016 there were no shares reserved as unexercised warrants and 8,568 shares reserved as unexercised options. No options or warrants expired in the first three months of 2016.

A summary of the Company's stock option activity and related information for the period ended March 31, 2016 is as follows:
	Options	Price Range
Outstanding December 31, 2015	8,568	$0.95
Granted	-	-
Cancelled/Expired	-	-
Exercised	-	-
Outstanding March 31, 2016	8,568	0.95
Exercisable March 31, 2016	8,568	$0.95

A summary of the Company's stock warrant activity and related information for the period ended March 31, 2016:
	Warrants	Price Range
Outstanding December 31, 2015	-	$-
Granted	-	-
Cancelled/Expired	-	-
Exercised	-	-
Outstanding March 31, 2016	-	-
Exercisable March 31, 2016	-	$-

6.	Notes Payable – Related Party.
	March 31, 2016	December 31, 2015
Note payable – related party	$234,555	$234,555
Note payable – related party	150,000	150,000
	384,555	384,555
Less: current portion	(384,555)	(384,555)
Notes payable – related party, long term	$-	$-

On November 20, 2014, the Class Three Secured Claim of Yang was deemed allowed in the amount of $150,000, secured by the same assets that secured Yang's prepetition secured claim (See Texas Financing Statement No. 13-0029795076). This claim bears interest at the Applicable Federal Rate, will be fully amortized and paid as follows: four (4) consecutive equal annual installments of combined principal and interest, beginning September 1, 2015, and continuing on the same date of each succeeding year until September 1, 2018, when the obligation is due and payable in full.  The first payment was due on September 1, 2015, in the amount of $37,811 (principal and interest).  To date, the payment has not been made and there has been no demand for the payment.  ABI is discussing the exchange of some or all of this debt, principal and interest, for ABI Common stock, with the holders. As of March 31, 2016, the outstanding balance is $150,000.
Subsequent to consummation of the Plan, The Yang Group provided $234,555 for post-reorganization financing.  This is unsecured and draws interest at the short term Applicable Federal Rate.  There has been no demand and the parties are contemplating the exchange of some or all of this debt for ABI Common stock. As of March 31, 2016, the outstanding balance is $234,555.
7.
Convertible Note Payable – Related Party. On July 31, 2015, two investors paid a total of $225,000 for their subscribed investment to the Yang Group for an investment in 1,200,000 shares of ABI common stock. The investors agreed to pay a premium of $0.07 per share over the original cost of the stock, which was $0.12 per share. The Company allocated $144,426 as an Accounts payable – related party to Dr. Chen for his previous advances to the Company through The Yang Group. The remaining $80,574 was recognized as "additional paid in capital" (APIC) during the year ended December 31, 2015.

Shares Subscribed	Purchase Price	Purchase Premium	Total
200,000	$24,071	$13,429	$37,500
1,000,000	120,355	67,145	187,500
1,200,000	$144,426	$80,574	225,000
Less: Due to Dr. Stephen Chen			(144,426)
Additional paid in capital			$80,574

Subsequently, an offering of $1,000,000 of Convertible Notes was made with a conversion rate of $0.168 per share. The SEC Form D was filed on April 7, 2016, and the first sale was a Convertible Promissory Note for the face amount of $144,426 to Dr. Stephen Chen, who as consideration to the Company, forwent immediate collection of the $144,126 mentioned in the preceding paragraphs.

8.
Related Party Transactions. Dr. Stephen T. Chen, Chairman, CEO and President, of the Company advanced $75,000 to the Company on a periodic basis between January 18, 2016 and March 18, 2016 to be used for general operations. The $75,000 was classified on the Balance Sheet as Accounts payable – related parties and has been paid back to Dr. Chen subsequent to March 31, 2016.

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
Additionally, at the Special Shareholder Meeting of July 10, 2015, the following Board of Directors was elected: Stephen T. Chen, Paul Tibbits, Yasushi Chikagami, Dan Fisher, and Nick Moren.  There is expected to be no continuing arrangement or understanding among the members or former members of The Yang Group and their associates with respect to the election of directors, or other matters, although the unallocated shares to be retained by The Yang Group will continue to be voted by Stephen T. Chen, Chairman, CEO and President of the Company, until such time as they are distributed.
10.
Subsequent Event. On April 25, 2016, the Company sold 2,316,667 shares of common stock for total proceeds of $434,375 in connection with the Private Placement Common Stock Security Offering. These shares have not yet been issued.

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

Having successfully reorganized, the Company's goal continues to be the expansion of the reach of its research, development, and marketing of biopharmaceutical, biotechnical, health and life science related products.  ABI will continue to leverage its core technology going forward by using its thirty years of scientific and clinical data to establish interferon-alpha lozenges as a therapeutic agent for conditions such as influenza, hepatitis C, and various causes of thrombocytopenia just to name a few.  The Company is committed to expanding its business operations from the currently narrow focus to encompass a wide variety of licensing, partnerships, and development opportunities in the aforementioned sectors. This commitment extends not only to the U.S., but to Taiwan, China, and other Asian Countries.

Assets, Liquidity, and Capital.  ABI holds various patents and related intellectual property. Most, if not all, of ABI's assets secure Yang's collateralized debt pursuant to Loan Documents.1

At March 31, 2016, we had available cash of $264,184 whereas we had a cash position of $21,138 as of December 31, 2015.  The Company had a working capital deficit of $549,945 at December 31, 2015.  For 2016, the working capital deficit was $426,113.  Historically the burn rate was between $50,000 and $60,000 per month.  It is difficult to estimate the burn rate at this point insomuch as the post-reorganization budgets and projections are still being developed and new revenue lines have not yet materialized.  One of the Company's main goals is to return to the status of a going concern by having reduced operating losses and subsequently becoming profitable.  As indicated throughout this document, two other major goals of ABI are to (1) leverage the core technology, low-dose oral interferon, and (2) diversify Company operations to incorporate additional lines of business which will extend the reach of ABI into additional economic sectors such as biotech / bio-pharmaceutical / health care products and life sciences business.  The constituent members of the Yang Group have indicated the willingness to assist in future financing of operations as ABI seeks to monetize its existing (and potentially newly developed) intellectual property. ABI estimates its post-reorganization financing needs to be between $1,000,000 and $1,600,000.

Dr. Chen and the present management team will continue to operate ABI.  There is expected to be no continuing arrangement or understanding among the members or former members of The Yang Group and their associates with respect to the election of directors or other matters, although the shares to be retained by The Yang Group will continue to be voted by Stephen T. Chen, Chairman, President and CEO of the Company, until such time as they are distributed.

Pending Litigation
To the best of management's knowledge, the Company does not believe that there is any pending litigation against ABI.

Risk Factors
The most significant asset is the Debtor's intellectual property consisting of three patents, one pending patent, and one trademark. One of the patents expires in less than two years and two of the patents expire in a range of three to five years. These three patents and the single pending patent employ the Company's core technology, which is the oral, low dosage use of (human) interferon. These patents will not have significant value unless commercialized, which will require adequate funding, time, effort, and expertise in biologics.  As previously stated, ABI's sole source of human interferon discontinued production, which negatively impacted ABI's ability to obtain source product. The

1 ABI also owns office furniture and equipment, which has been fully depreciated and has little resale value.

anticipated location and development time required for a new source of human interferon along with the requisite testing and FDA approval time could exceed the life span of all of the patents, and even if it does not, would leave relatively little time to derive revenues from the patent protections, prior to patent expiration. The third patent, a product promoting oral health, also is the victim of supply-chain interruption because the supplier of the raw material for the product (anhydrous crystalline maltose, or "ACM") has substantially increased its purchase price. The price increase and other actions have rendered the manufacture and sale of the product less attractive.

It is anticipated that ABI will attempt to monetize and commercialize its existing intellectual property, which would necessitate identification and acquisition of new source product (e.g., Interferon), conducting new trials, and additional protection of intellectual property. It is estimated this may require additional funding (including general administrative cost and professional fees) of between $500,000 and $800,000. Similarly, ABI may explore the acquisition and development of new product lines. The cost to commercialize any such development could likely require a similar funding level, resulting in aggregate funding requirements between $1 million and $1.6 million. These activities, even if undertaken, would not be expected to produce meaningful revenue before the last calendar quarter of 2017, or possibly later.

Tax Consequences
ABI's most recent tax return and financial statements reflect tax attributes that may or may not be obtainable. Some of these tax attributes (e.g., net operating loss carry forwards ("NOL"), if any) are for the benefit of ABI. According to the Company's most recent federal income tax return, the face amount of the NOL was $21,683,436. ABI has not independently verified or otherwise confirmed the favorable nature of such tax attributes or the extent to which any of the NOL can still be used. It is the Company's belief that obtaining the value of such tax attributes may be difficult and directly dependent upon many factors outside of our control, including, but not limited to, changes in the legal and regulatory framework and the operational and corporate structure of ABI and shareholders, or sales or transfers of stock by or among shareholders. For example, if ABI has experienced a change of control as defined in the relevant provisions of the IRC,2 the use of any existing tax attributes could be severely limited. ABI does not believe the reorganization has or will impair any tax attributes; however, obtaining value from the tax attributes is a function of the Company's return to profitable operations and the timeframe of that return. While we believe it is possible, there is no assurance that ABI will return to profitability in the future.

Equity Funding.  In the three months ending March 31, 2016, 1,333,333 shares of Common Stock have been sold at a price of $0.1875 per share totaling $250,000.  However, as of that date the shares have not yet been issued.

Results of Operations for Quarters Ended March 31, 2016 and 2015:

Revenues.  During the quarters ended March 31, 2016, and March 31, 2015 there were no sales of dietary supplements and there were no ACM sales. There were $4,400 in sales of ginseng samples, a potential source of revenue.

Research and Development Expenses. Research and development expenses have not been incurred for the quarters ended March 31, 2016, and March 31, 2015.

2 See 26 U.S.C. § 382 (known as Section 382 of the IRC) and related regulations.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $120,579 were incurred for the first quarter in 2016, compared to $111,818 for the first quarter of 2015, an increase of $8,761 (8%).  This increase is mostly due to increased professional fees in 2016.

Operating Loss.  In the three-month period ended March 31, 2016, the Company's operating loss was $121,279 compared to an operating loss for the three-month period ended March 31, 2015 of $111,818, a $9,461 increase. Increased professional fees in 2016 was a significant factor in the increase.

Interest Expense.  During the three-month period ended March 31, 2016, interest expense was $362, compared to $271 for the three-month period ended March 31, 2015.  The interest expense recognized in the first quarter of 2016 is mostly due to accrued interest for our secured and unsecured loans with The Yang Group.

Net Loss. In the three-month period ended March 31, 2016, the Company's net loss was $121,641 compared to a net loss for the three-month period ended March 31, 2015 of $112,089 a $9,552 (9%) increase. This increase was mainly due to increased professional fees.

Liquidity Needs. At March 31, 2016, we had available cash of $264,184 whereas we had a cash position of $21,138 as of December 31, 2015.  The Company had a working capital deficit of $549,945 at the end of December 31, 2015.  For 2016, the working capital deficit was $426,113.  Historically the burn rate was between $50,000 and $60,000 per month.  It is difficult to estimate the burn rate at this point insomuch as the post-reorganization budgets and projections are still being developed.  One of the Company's main goals is to return to the status of a going concern by having reduced operating losses and subsequently becoming profitable.  As indicated throughout this document, two other major goals of ABI are to (1) leverage the core technology, low-dose oral interferon, and (2) diversify Company operations to incorporate additional lines of business which will extend the reach of ABI into additional economic sectors such as biotech / bio-pharmaceutical / health care products and life sciences business.  The Yang Group has indicated the willingness to assist in future financing of operations as ABI seeks to monetize its existing (and potentially newly developed) intellectual property. ABI estimates its post-reorganization financing needs to be between $1,000,000 and $1,600,000.

There can be no assurance that we will be successful in our efforts to make the Company profitable.  If those efforts are not successful, we will be forced to cease operations.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We may not be able to adequately protect and maintain our intellectual property. The most significant asset is the Company's intellectual property consisting of three patents, one pending patent, and one trademark. One of the patents expires in less than two years and two of the patents will expire in a range of three to five years. These three patents and the single pending patent employ the Company's core technology, which is the oral, low dosage use of (human) interferon. These patents will not have significant value unless commercialized, which will require adequate funding, time, effort, and expertise in biologics.  As stated earlier, ABI's sole source of human interferon discontinued production, which negatively impacted ABI's ability to obtain source product. The anticipated location and development time required for a new source of human interferon along with the requisite testing and FDA approval time could exceed the life span of the all of the patents, and even if it does not, would leave relatively little time to derive revenues from the patent protections, prior to patent expiration. The third patent, a product promoting oral health, also is the victim of supply-chain interruption because the supplier of the raw material for the product (anhydrous crystalline maltose, or "ACM") has substantially increased its purchase price. The price increase and other actions have rendered the manufacture and sale of the product less attractive.

Constituent members of the Yang Group have recognized the necessity of additional capital infusion to return ABI to profitable operations post-reorganization. This will likely include the advance of debt financing or infusion of additional capital, although Yang members are not obligated to do so, and will consider economic and market factors before making such determination. It is anticipated that ABI will attempt to monetize and commercialize its existing intellectual property, which would necessitate identification and acquisition of new source product (e.g., Interferon), conducting new trials, and additional protection of intellectual property. It is estimated this may require additional funding (including general administrative cost and professional fees) of between $500,000 and $800,000. Similarly, ABI may explore with Yang members the acquisition and development of new product lines to which Yang members may have access. The cost to commercialize any such development could likely require a similar funding level, resulting in aggregate funding requirements between $1 million and $1.6 million. These activities, even if undertaken, would not be expected to produce meaningful revenue before the last calendar quarter of 2017, or possibly later.

We rely on third parties for the supply, manufacture and distribution of our products.  Third parties manufacture and distribute all of our products. Our historical reliance on third parties has left us without a source of natural human interferon which seriously jeopardizes our ability to leverage our core technology.  The Company has been forced to diligently search for a new supply of interferon. Developing a new source of interferon will be very costly and time consuming which will have a profoundly negative impact on the Company's continuing operations. We do not currently have manufacturing facilities or personnel to independently manufacture our products; therefore, third parties would have to manufacture and distribute all of our products.  Licensed distributors located in the United States and internationally, would be required to distribute the products.  Except for any contractual rights and remedies that we might have with potential manufacturers and distributors, we would have no control over the availability of our products, their quality or cost or the actual distribution of our products. If for any reason we were unable to obtain or retain third-party manufacturers and distributors on commercially acceptable terms, we would not be able to produce and distribute our products as planned.  If delays or difficulties were encountered with contract manufacturers in producing or packaging products or with a distributor in distributing our products, the production, distribution, marketing and subsequent sales of these products would be adversely affected, and we would then have to seek alternative sources of supply or distribution or abandon or sell product lines on unsatisfactory terms or even discontinue sales entirely. We may not be able to enter into alternative supply, production or distribution arrangements on commercially acceptable terms, if at all. There can be no assurance that the manufacturer that we have engaged will be able to provide sufficient quantities of these products or that the products supplied will meet our specifications or that our distributor will be able to distribute our products in accordance with our requirements.

Sales revenue, sublicense fees and royalty income are currently nonexistent.  Historically, the Company's primary focus has been to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect any significant sales or royalty revenue in the next several years. We operate at a net loss and current liabilities exceed current assets by $426,113 as of March 31, 2016.

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

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.  Our Independent Registered Public Accounting Firm has added an explanatory paragraph to their audit opinion issued in connection with our financial statements as of and for the year ended December 31, 2015 which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern.  We incurred a net loss of $121,641 for the three months ended March 31, 2016 and a net loss of $112,089 for the three months ended March 31, 2015.  The operating loss for the three months ended March 31, 2016 was $121,279.

In addition, as of March 31, 2016 we had an accumulated deficit of $718,259. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are not successful in our efforts to operate the reorganized Company, we will be forced to cease operations.

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

ITEM 4. Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2016. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's chairman of the board and chief executive officer, Dr. Stephen T. Chen and chief financial officer, Bernard Cohen. Our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

There have been no changes in internal controls over financial reporting during 2016.

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
The Company is in the process of conducting two private placements, one of its unregistered Convertible Promissory Notes, and one of its unregistered voting common stock.  Both offerings are still underway, and will be described separately:
A.	Convertible Promissory Notes:
The Company is offering by private placement its Convertible Promissory Notes in an aggregate face amount not to exceed $1 million ($1,000,000).  The Notes are payable on demand, but also contain the following conversion provision:
"Option to Convert to Maker's Stock:  At any time, and if Maker's common voting stock is then listed or quoted on a trading market or on the OTC BB, Payee shall have the option to convert some or all of the unpaid principal and/or interest to Maker's common voting stock at a conversion price of $0.168.  The date of conversion shall be the date written notice of conversion, specifying the dollar amount of accrued interest and principal converted, shall have been delivered by Payee to Maker, and such delivery may be by mail, delivery service, or electronically by email to an Executive Officer of Maker.  Upon conversion, Payee shall hold such shares as restricted shares subject to Rule 144 promulgated under the U.S. Securities Act of 1933."
The only sale to date occurred on March 18, 2016, when a Convertible Promissory Note (containing the conversion terms set forth above) in the face amount of $144,426 was sold.  No underwriter was involved, and no underwriting discounts or commissions were given or paid.  The purchaser was Stephen T Chen, the Company's CEO.  The consideration received by the Company was the forbearance by Mr. Chen of his right to demand from the Company a cash payment of $144,426.  The issuance of the Convertible Promissory Note was exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Rule 506 of Regulation D promulgated thereunder, and the offering met all requirements of an offering described in Rule 506 (b) ("Conditions to be met in offerings subject to limitation on manner of offering").
B.	Voting Common Stock:
The Company is offering by private placement up to 5,000,000 shares of its Voting Common Stock at a price of $0.1875 per share, for an aggregate offering amount of $937,500.  Sales to date have been:

Date of Sale	Purchaser	Shares Purchased	Consideration
3-18-16	Dr. Stephen T. Chen	533,333	$100,000
3-21-16	Dr. Stephen T. Chen	800,000	$150,000
4-25-16	Henvai Wu, M.D.	300,000	$56,250
4-25-16	Sun-Hoo Foo, M.D.	150,000	$28,125
4-25-16	Dr. Stephen T. Chen	66,667	$12,500
4-25-16	Wui Yuan	800,000	$150,000
4-25-16	Oswald Chan	1,000,000	$187,500
No underwriter was involved, and no underwriting discounts or commissions were given or paid.  The consideration received by the Company was cash in the amounts shown.  The issuance of the shares will be exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Rule 506 of Regulation D promulgated thereunder, and the offering met all requirements of an offering described in Rule 506 (b) ("Conditions to be met in offerings subject to limitation on manner of offering").

ITEM 3.	Defaults Upon Senior Securities.
None

ITEM 4.	Mine Safety Disclosures.
Not applicable

ITEM.5.	Other Information.
None

ITEM 6.	Exhibits.
None

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMARILLO BIOSCIENCES, INC.
Date: May 16, 2016	By: /s/ Stephen T. Chen Stephen T. Chen, Chairman of the Board, and Chief Executive Officer
Date: May 16, 2016	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer