Form 10-Q
period 2016-06-30
AMARILLO BIOSCIENCES INC
filed 2016-08-18
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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
As of August 18, 2015 there were 21,394,810 shares of the issuer's common stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Balance Sheets
(Unaudited)
	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$312,261	$21,138
Prepaid expense and other current assets	141,517	18,154
Total current assets	453,778	39,292
Patents, net	84,842	72,105
Property and equipment, net	50,174	5,798
Total assets	$588,794	$117,195

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$102,809	$58,550
Accrued interest - related parties	2,534	1,706
Accounts payable – related parties	-	144,426
Notes payable – related parties	-	384,555
Convertible note payable – related party	791,481	-
Total current liabilities	896,824	589,237
Total liabilities	896,824	589,237

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000
Issued and outstanding shares – 0 at June 30, 2016 and December 31, 2015	-	-
Common stock, $0.01 par value:
Authorized shares - 100,000,000
Issued and outstanding shares – 21,394,810 and 20,144,810 at June 30, 2016 and December 31, 2015, respectively	213,948	201,448
Additional paid-in capital	332,505	(76,872)
Accumulated deficit	(854,483)	(596,618)
Total stockholders' deficit	(308,030)	(472,042)
Total liabilities and stockholders' deficit	$588,794	$117,195

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
Revenues:	2016	2015	2016	2015

Sales – Herbs	$-	$-	$4,400	$-
Total revenues	-	-	4,400	-
Cost of revenues:
Product sales	-	-	5,100	-
Total cost of revenues	-	-	5,100	-
Gross Margin	-	-	(700)	-

Operating expenses:
Research and development expenses	-	-	-	-
Selling, general and administrative expenses	135,127	102,103	255,706	213,921
Total operating expenses	135,127	102,103	255,706	213,921

Operating loss	(135,127)	(102,103)	(256,406)	(213,921)

Other income (expense)
Interest expense	(1,097)	(746)	(1,459)	(1,017)
Net loss	$(136,224)	$(102,849)	$(257,865)	$(214,938)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	21,069,535	20,144,810	20,607,173	20,144,810

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015

Net cash provided by (used in) operating activities:	$(325,120)	$(207,426)

Cash flows from investing activities:
Investment in equipment	(47,686)	(7,081)
Investment in patents	(20,446)	(3,985)
Net cash used in investing activities	(68,132)	(11,066)

Cash flows from financing activities:
Proceeds from private placement offering	421,875	-
Proceeds from convertible note payable – related party	262,500	-
Net cash provided by financing activities	684,375	-

Net change in cash	291,123	(218,492)
Cash and cash equivalents at beginning of period	21,138	318,556
Cash and cash equivalents at end of period	$312,261	$100,064
Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Noncash transactions:
Conversion of accounts payable – related party to convertible note payable – related party	$144,426	$-
Conversion of notes payable – related party to convertible note payable – related party	$384,555	$-

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

2.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

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

4.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On June 30, 2016, a total of 25,714,017 shares of common stock were either outstanding (21,394,810) or reserved for issuance upon exercise of options (8,568) or conversion of convertible debt to stock (4,310,639).

On March 10, 2016, the Board of Directors approved the Company to enter into private placements for the sale of up to 5,000,000 shares of the Company's common stock (Private Placement 2016-2) at a price of $.1875 per share (aggregate offering amount of $937,500).

During the second quarter of 2016, the Company received $421,875 from four (4) individual, outside investors for the purchase of a total of 2,250,000 shares of common stock through the 2016-2 Security Offering which contemplates the sale of a maximum of 5,000,000 shares at a cost of $.1875 per share. The required SEC Form D was filed on May 6, 2016. Subsequent to the Balance Sheet date of June 30, 2016, 1,250,000 shares were issued to three of the four investors.  The remaining 1,000,000 shares for the fourth investor will be issued when the executed Private Placement Memorandum documents are received.

5.
Common Stock Options and Warrants.  As of June 30, 2016 there were no shares reserved as unexercised warrants and 8,568 shares reserved as unexercised options. No warrants or options expired in the first six months of 2016.

A summary of the Company's stock option activity and related information for the period ended June 30, 2016 is as follows:
	Options	Price Range
Outstanding December 31, 2015	8,568	$0.95
Granted	-	-
Cancelled/Expired	-	-
Exercised	-	-
Outstanding June 30, 2016	8,568	0.95
Exercisable June 30, 2016	8,568	$0.95
A summary of the Company's stock warrant activity and related information for the period ended June 30, 2016
	Warrants	Price Range
Outstanding December 31, 2015	-	$-
Granted	-	-
Cancelled/Expired	-	-
Exercised	-	-
Outstanding June 30, 2016	-	-
Exercisable June 30, 2016	-	$-

6.	Notes Payable – Related Party.
	June 30, 2016	December 31, 2015
Note payable – related party	$-	$234,555
Note payable – related party	-	150,000
	-	384,555
Less: current portion	-	(384,555)
Notes payable – related party, long term	$-	$-

On November 20, 2014, the Class Three Secured Claim of Yang was deemed allowed in the amount of $150,000, secured by the same assets that secured Yang's prepetition secured claim (See Texas Financing Statement No. 13-0029795076). This claim bears interest at the Applicable Federal Rate, will be fully amortized and paid as follows: four (4) consecutive equal annual installments of combined principal and interest, beginning September 1, 2015, and continuing on the same date of each succeeding year until September 1, 2018, when the obligation is due and payable in full.  The first payment was due on September 1, 2015, in the amount of $37,811 (principal and interest).  To date, no payments have been made and there has been no demand for the payment.
Subsequent to consummation of the Plan, The Yang Group provided $234,555 for post-reorganization financing.  This is unsecured and draws interest at the short term Applicable Federal Rate.  On June 30, 2016, the two debts were consolidated into one convertible promissory note. The convertible promissory note is due on demand, unsecured, bears interest at the Short-Term Applicable Federal Rate of .64% per annum, and is convertible into Amarillo Biosciences, Inc. Common Stock at a price of $.1875 per share.  The amounts owed to The Yang Group after the debts were consolidated totaled $384,555 which represented all amounts then owed to The Yang Group. Those debts along with the associated liens, security interests, and accrued interest were assigned by The Yang Group to Dr. Stephen T. Chen, effective as of June 30, 2016. Subsequent to the assignment, Dr. Chen released the lien (Texas file #13-0029795076) and authorized Amarillo Biosciences, Inc. to file a UCC-3 Amendment Statement terminating the lien.
7.
Convertible Notes Payable – Related Party. On July 31, 2015, two investors paid a total of $225,000 for their subscribed investment to the Yang Group for an investment in 1,200,000 shares of ABI common stock. The investors agreed to pay a premium of $0.07 per share over the original cost of the stock, which was $0.12 per share. The Company allocated $144,426 as an Accounts payable – related party to Dr. Chen for his previous advances to the Company through The Yang Group. The remaining $80,574 was recognized as "additional paid in capital" (APIC) during the year ended December 31, 2015.

Shares Subscribed	Purchase Price	Purchase Premium	Total
200,000	$24,071	$13,429	$37,500
1,000,000	120,355	67,145	187,500
1,200,000	$144,426	$80,574	225,000
Less: Due to Dr. Stephen Chen			(144,426)
Additional paid in capital			$80,574

Subsequently, an offering of $1,000,000 of Convertible Notes was made with a conversion rate of $0.168 per share. The SEC Form D was filed on April 7, 2016, and the first sale was a Convertible Promissory Note for the face amount of $144,426 to Dr. Stephen Chen, who as consideration to the Company, forwent immediate collection of the $144,126 discussed above.
On March 10, 2016, the Board of Directors approved the Company to enter into private placements for the sale of up to $1,000,000 in face amount of the Company's Convertible Promissory Notes (Private Placement 2016-1), payable on demand, and convertible into the Company's common stock at a conversion rate of $.1875 per share.

During the period ended June 30, 2016, the Company received $250,000 from Dr. Stephen T. Chen for the purchase of Convertible Promissory Notes in connection with a $1,000,000 Private Placement Convertible Note Security Offering entitled Private Placement 2016-1. In addition, Dr. Chen paid $12,500 for the purchase of Convertible Promissory Notes in connection with the same offering.  Both receipts of cash were aggregated and one Convertible Note in the amount of $262,500 was issued to Dr. Chen as of March 18, 2016.  The Note is due on demand, bears interest at the Short-Term Applicable Federal Rate of .65% per annum, and is convertible into Amarillo Biosciences, Inc. Common Stock at a price of $.1875 per share.

On June 30, 2016, a Convertible Promissory Note in the amount of $384,555 was issued to Dr. Stephen T Chen in exchange for the aggregated amounts of the two Notes Payable – Related Party described in Note 6.  The Convertible Note is due on demand, unsecured, bears interest at the Short-Term Applicable Federal Rate of .64% per annum, and is convertible into Amarillo Biosciences, Inc. Common Stock at a stock price of $.1875 per share.

8.
Related Party Transactions. Dr. Stephen T. Chen, Chairman, CEO and President, of the Company advanced $75,000 to the Company on a periodic basis between January 18, 2016 and March 18, 2016 to be used for general operations. The $75,000 was classified on the Balance Sheet as Accounts payable – related parties and was paid back to Dr. Chen on April 4, 2016.

On May 23, 2016, Amarillo Biosciences, Inc. ("ABI"), the Principal, entered into an Agency and Service Agreement with ACTS Global Healthcare, Inc. ("ACTS Global"), a Taiwan Corporation, the Agent. ABI advanced ACTS Global "Principal Funds" in the amount of NTD $3,000,000 ($92,218 USD), to be utilized and /or expended by ACTS Global solely as instructed by ABI.  Additional advances may be made by ABI to ACTS Global.  ACTS Global was also engaged by ABI to perform such other business services as may be requested by ABI in the agreed geographic area of Taiwan and the Peoples Republic of China.  For their services, ACTS Global, will be paid by ABI, one percent (1%) of the Principal's services expended by the Agent at the Principal's direction. Any other services rendered by the Agent will be paid for by the Principal based on comparable and/or reasonable values of the service rendered.  As of June 30, 2016, the Company has a balance of $91,718, included in Prepaid Expenses, to be utilized.

9.
Subsequent Event. As stated in Note 4, above, during the second quarter of 2016, the Company received $421,875 from four (4) individual, outside investors for the purchase of a total of 2,250,000 shares of common stock through the 2016-2 Security Offering.  On July 11, 2016, 1,250,000 shares were issued to three of the four investors.  The remaining 1,000,000 shares for the fourth investor will be issued when the executed Private Placement Memorandum documents are received.

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

At June 30, 2016, we had available cash of $312,261 whereas we had a cash position of $21,138 as of December 31, 2015.  The Company had a working capital deficit of $549,945 at December 31, 2015.  For 2016, the working capital deficit was $443,046.  Historically the burn rate was between $50,000 and $60,000 per month.  It is difficult to estimate the burn rate at this point insomuch as the new budgets are still being developed.  One of the Company's main goals is to return to the status of a going concern by having reduced operating losses and subsequently becoming profitable.  As indicated throughout this document, two other major goals of ABI are to (1) leverage the core technology, low-dose oral interferon, and (2) diversify Company operations to incorporate additional lines of business which will extend the reach of ABI into additional economic sectors such as biotech / bio-pharmaceutical / health care products and life sciences business.  The Yang Group has indicated the willingness to assist in future financing of operations as ABI seeks to monetize its existing (and potentially newly developed) intellectual property. ABI estimates its post-reorganization financing needs to be between $1,000,000 and $1,600,000.

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

Equity Funding.  In the six months ending June 30, 2016, 2,250,000 shares of Common Stock have been sold at a price of $0.1875 per share totaling $421,875.  However, as of that date the shares have not yet been issued.

Results of Operations for Quarters Ended June 30, 2016 and 2015:

Revenues.  During the quarters ended June 30, 2016, and June 30, 2015 there were no sales of ginseng samples, dietary supplements or ACM.

1 See 26 U.S.C. § 382 (known as Section 382 of the IRC) and related regulations.

Research and Development Expenses. Research and development expenses have not been incurred for the quarters ended June 30, 2016, and June 30, 2015.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $135,127 were incurred for the second quarter in 2016, compared to $102,103 for the second quarter of 2015, an increase of $33,024 (32%).  This increase is mostly due to additional salary expense, professional fees, and postage/shipping expenses in 2016.

Operating Loss.  In the three-month period ended June 30, 2016, the Company's operating loss was $135,127 compared to an operating loss for the three-month period ended June 30, 2015 of $102,103, a $33,024 increase. There were more expenses overall during the second quarter of 2016, additional salary expense, professional fees and postage/shipping expense were major contributing factors to the increase.

Interest Expense.  During the three-month period ended June 30, 2016, interest expense was $1,097, compared to $746 for the three-month period ended June 30, 2015.  The interest expense recognized in the second quarter of 2016 is mostly due to accrued interest for our secured and unsecured loans with The Yang Group.

Net Loss. In the three-month period ended June 30, 2016, the Company's net loss was $136,224 compared to a net loss for the three-month period ended June 30, 2015, of $102,849 an $33,375 (32%) increase. This increase was mainly due to additional salary expense, professional fees and postage/shipping expense.

Results of Operations for the Six Months Ended June 30, 2016 and 2015:

Revenues.  During the six months ended June 30, 2016 and June 30, 2015 there were no sales of dietary supplements, or ACM.  During the six months ended June 30, 2016, there were $4,400 in sales of ginseng samples, a potential source of revenue.

Research and Development Expenses. Research and development expenses have not been incurred for the six months ended June 30, 2016, and June 30, 2015.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $255,706 were incurred for the first six months of 2016, compared to $213,921 for the first six months of 2015, an increase of $41,785 (20%).  This increase is mostly due to additional salary expense, professional fees, and postage/shipping expenses in 2016.

Net Operating Loss.  In the six month period ended June 30, 2016, the Company's operating loss was $256,406 compared to an operating loss for the six month period ended June 30, 2015 of $213,921, a $42,485 (20%) increase.

Interest Expense.  During the six-month period ended June 30, 2016, interest expense was $1,459, compared to $1,017 for the six-month period ended June 30, 2015, an increase of $442 (43%). The interest expense recognized in the six-month period ended June 30, 2016 is mostly due to accrued interest for our secured and unsecured loans with The Yang Group and interest paid associated with our D&O insurance policy payment.

Net Loss. In the six months ended June 30, 2016, the Company's net loss was $257,865 compared to a net loss for the six months ended June 30, 2015 of $214,938 a $42,927 (20%) increase.

Liquidity Needs. At June 30, 2016, we had available cash of $312,261 whereas we had a cash position of $21,138 as of December 31, 2015.  The Company had a working capital deficit of $220,588 at the end of June 30, 2015.  For 2016, the working capital deficit was $443,046.  Historically the burn rate was between $50,000 and $60,000 per month.  It is difficult to estimate the burn rate at this point insomuch as the new budgets are still being developed.  One of the Company's main goals is to return to the status of a going concern by having reduced operating losses and subsequently becoming profitable.  As indicated throughout this document,  two other major goals of ABI are to (1) leverage the core technology, low-dose oral interferon, and (2) diversify Company operations to incorporate additional lines of business which will extend the reach of ABI into additional economic sectors such as biotech / bio-pharmaceutical / health care products and life sciences business.  The Yang Group has indicated the willingness to assist in future financing of operations as ABI seeks to monetize its existing (and potentially newly developed) intellectual property. ABI estimates its post-reorganization financing needs to be between $1,000,000 and $1,600,000.

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

Sales revenue, sublicense fees and royalty income are currently nonexistent.  Historically, the Company's primary focus has been to achieve FDA approval of oral interferon for one or more disease indications.  We do not expect any significant sales or royalty revenue in the next several years. We operate at a net loss and current liabilities exceed current assets by $443,046 as of June 30, 2016.

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

We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.  Our Independent Registered Public Accounting Firm has added an explanatory paragraph to their audit opinion issued in connection with our financial statements as of and for the year ended December 31, 2015 which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern.  We incurred a net loss of $257,865 for the six months ended June 30, 2016 and a net loss of $214,938 for the six months ended June 30, 2015.  The operating loss for the six months ended June 30, 2016 was $256,406.

In addition, as of June 30, 2016 we had an accumulated deficit of $854,483. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. We have already significantly curtailed operations, and if we are not successful in our efforts to operate the reorganized Company, we will be forced to cease operations.

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

ITEM 4.                Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2016. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's chairman of the board and chief executive officer, Dr. Stephen T. Chen and chief financial officer, Bernard Cohen. Our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

A.	2016-1 Convertible Promissory Notes:
The Company is offering by private placement its Convertible Promissory Notes in an aggregate face amount not to exceed $1 million ($1,000,000).  The Notes are payable on demand, but also contain the following conversion provision:
"Option to Convert to Maker's Stock:  At any time, and if Maker's common voting stock is then listed or quoted on a trading market or on the OTC BB, Payee shall have the option to convert some or all of the unpaid principal and/or interest to Maker's common voting stock at a conversion price of $0.1875.  The date of conversion shall be the date written notice of conversion, specifying the dollar amount of accrued interest and principal converted, shall have been delivered by Payee to Maker, and such delivery may be by mail, delivery service, or electronically by email to an Executive Officer of Maker.  Upon conversion, Payee shall hold such shares as restricted shares subject to Rule 144 promulgated under the U.S. Securities Act of 1933."
There have been two sales to date.  The first sale occurred on March 18, 2016, when a Convertible Promissory Note (containing the conversion terms set forth above) in the face amount of $262,500 was sold.  The purchaser was Stephen T. Chen, the Company's CEO.  The consideration received by the Company was the forbearance by Dr. Chen of his right to demand from the Company a cash payment of $262,500.  The second sale occurred on June 30, 2016, when another Convertible Promissory Note (containing the conversion terms set forth above) in the face amount of $384,555 was sold.  Stephen T. Chen purchased this note and gave the Company consideration which was forbearance of his right to demand a cash payment of $384,555 from the Company.  In both events, no underwriters were involved, and no underwriting discounts or commissions were given or paid.  The issuance of the Convertible Promissory Notes were exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Rule 506 of Regulation D promulgated thereunder, and the offering met all requirements of an offering described in Rule 506 (b) ("Conditions to be met in offerings subject to limitation on manner of offering").
Date of Sale	Purchaser	Shares Upon Conversion	Consideration
3-18-16	Dr. Stephen T. Chen	533,333	$100,000
3-21-16	Dr. Stephen T. Chen	800,000	$150,000
4-25-16	Dr. Stephen T. Chen	66,667	$12,500

B.	2016-2 Voting Common Stock:
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

The consideration received by the Company was cash in the amounts shown.  The issuance of the shares will be exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Rule 506 of Regulation D promulgated thereunder, and the offering met all requirements of an offering described in Rule 506 (b) ("Conditions to be met in offerings subject to limitation on manner of offering").  As of the Balance Sheet date of June 30, 2016, the stock had not been issued.  However, subsequent to that date on July 11, 2016, 1,250,000 shares were issued to three of the four investors.  The remaining 1,000,000 shares for the fourth investor will be issued when the executed Private Placement Memorandum documents are received.

ITEM 3.	Defaults Upon Senior Securities.
None

ITEM 4.	Mine Safety Disclosures.
Not applicable

ITEM.5.	Other Information.
None

ITEM 6.	Exhibits.
None

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMARILLO BIOSCIENCES, INC.
Date: August 18, 2016	By: /s/ Stephen T. Chen Stephen T. Chen, Chairman of the Board, and Chief Executive Officer
Date: August 18, 2016	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer