Form 10-Q
period 2016-09-30
AMARILLO BIOSCIENCES INC
filed 2016-11-21
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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
As of November 21, 2016, there were 21,394,810 shares of the issuer's common stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Balance Sheets
(Unaudited)
	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$176,357	$21,138
Prepaid expense and other current assets	105,128	18,154
Total current assets	281,485	39,292
Patents, net	114,609	72,105
Property and equipment, net	45,869	5,798
Total assets	$441,963	$117,195

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$134,885	$58,550
Accrued interest - related parties	2,897	1,706
Accounts payable – related parties	-	144,426
Notes payable – related parties	-	384,555
Convertible note payable – related party	791,481	-
Total current liabilities	929,263	589,237
Total liabilities	929,263	589,237

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000,
Issued and outstanding shares – 0 at September 30, 2016 and December 31, 2015	-	-
Common stock, $0.01 par value:
Authorized shares - 100,000,000,
Issued and outstanding shares – 21,394,810 and 20,144,810 at September 30, 2016 and December 31, 2015, respectively	213,948	201,448
Additional paid-in capital	332,503	(76,872)
Accumulated deficit	(1,033,751)	(596,618)
Total stockholders' deficit	(487,300)	(472,042)
Total liabilities and stockholders' deficit	$441,963	$117,195

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Sales – Herbs	$-	$-	$4,400	$-
Total revenues	-	-	4,400	-
Cost of revenues:
Product sales	-	-	5,100	-
Total cost of revenues	-	-	5,100	-
Gross Margin	-	-	(700)	-

Operating expenses:
Research and development expenses	-	-	-	-
Selling, general and administrative expenses	178,470	113,552	434,176	327,473
Total operating expenses	178,470	113,552	434,176	327,473

Operating loss	(178,470)	(113,552)	(434,876)	(327,473)

Other income (expense):
Interest expense	(798)	(596)	(2,257)	(1,614)
Net loss	$(179,268)	$(114,148)	$(437,133)	$(329,087)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding – basic and diluted	21,394,810	20,144,810	20,871,635	20,144,810

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30, 2016	Nine months ended September 30, 2015

Net cash used in operating activities:	$(426,988)	$(89,104)

Cash flows from investing activities:
Investment in equipment	(47,685)	(7,081)
Investment in patents	(54,483)	(4,497)
Net cash used in investing activities	(102,168)	(11,578)

Cash flows from financing activities:
Proceeds from private placement offering	421,875	-
Proceeds from convertible note payable – related party	262,500	-
Net cash provided by financing activities	684,375	-

Net change in cash	155,219	(100,682)
Cash and cash equivalents at beginning of period	21,138	318,556
Cash and cash equivalents at end of period	$176,357	$217,874
Supplemental disclosure of cash flow information
Cash paid for interest	$1,066	$792
Cash paid for income taxes	$-	$-
Noncash transactions:
Conversion of accounts payable – related party to convertible note payable – related party	$144,426	$-
Conversion of notes payable – related party to convertible note payable – related party	$384,555	$-

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

2.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

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

4.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On September 30, 2016, a total of 25,714,017 shares of common stock were either outstanding (21,394,810) or reserved for issuance upon exercise of options (8,568) or conversion of convertible debt to stock (4,310,639).

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

On September 30, 2016, the Board of Directors approved the Company to amend the previously authorized Private Placement 2016-2 offer, sale, and issuance of unregistered securities.  The Private Placement 2016-2 was amended to offer up to 10,000,000 shares of the Company's commons stock at a price of $.1875 per share for an aggregate offering amount of $1,875,000.  The offering is to be completed within one (1) year of the date of approval.  No stock has been sold during the third quarter of 2016, and no stock has been sold subsequent to the balance sheet date of September 30, 2016, through the issue date of this report.

5.	Common Stock Options. As of September 30, 2016 there were 8,568 shares reserved as unexercised options.
A summary of the Company's stock option activity and related information for the period ended September 30, 2016 is as follows:

	Options	Price Range
Outstanding December 31, 2015	8,568	$0.95
Granted	-	-
Cancelled/Expired	-	-
Exercised	-	-
Outstanding September 30, 2016	8,568	0.95
Exercisable September 30, 2016	8,568	$0.95

6.	Notes Payable – Related Parties.
	September 30, 2016	December 31, 2015
Note payable – related party	$-	$234,555
Note payable – related party	-	150,000
	-	384,555
Less: current portion	-	(384,555)
Notes payable – related party, long term	$-	$-

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

7.
Convertible Notes Payable – Related Party. During the nine months ended September 30, 2016, a payable of $144,426 to Dr. Stephen Chen was converted to a convertible promissory note with a conversion rate of $0.168 per share.

On March 10, 2016, the Board of Directors approved the Company to enter into private placements for the sale of up to $1,000,000 in face amount of the Company's Convertible Promissory Notes (Private Placement 2016-1), payable on demand, and convertible into the Company's common stock at a conversion rate of $.1875 per share.

During the period ended September 30, 2016, the Company received $262,500 from Dr. Stephen T. Chen for the purchase of Convertible Promissory Notes in connection with a $1,000,000 Private Placement Convertible Note Security Offering entitled Private Placement 2016-1.
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

On May 23, 2016, Amarillo Biosciences, Inc. ("ABI"), the Principal, entered into an Agency and Service Agreement with ACTS Global Healthcare, Inc. ("ACTS Global"), a Taiwan Corporation, the Agent. ABI advanced ACTS Global "Principal Funds" in the amount of NTD $3,000,681 ($91,968 USD), to be utilized and /or expended by ACTS Global solely as instructed by ABI.  Additional advances may be made by ABI to ACTS Global.  ACTS Global was also engaged by ABI to perform such other business services as may be requested by ABI in the agreed geographic area of Taiwan and the Peoples Republic of China.  For their services, ACTS Global, will be paid by ABI, one percent (1%) of the Principal's services expended by the Agent at the Principal's direction. Any other services rendered by the Agent will be paid for by the Principal based on comparable and/or reasonable values of the service rendered.  As of September 30, 2016, ACTS Global has expended $35,268 for the Company, leaving a balance of $56,700, included in Prepaid Expenses, to be utilized.

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

ABI holds various patents and related intellectual property, which are described earlier in this document. The most significant asset is intellectual property consisting of three patents, one pending patent, and one trademark. One of the patents expires in less than two years and two of the patents expire in a range of three to five years. It is expected that the pending patent will be fully approved and issued by the end of 2016.  These three patents and the single, soon-to-be-issued, pending patent employ the Company's core technology, which is the oral, low dosage use of (human) interferon. These patents will not have significant value unless commercialized, which will require adequate funding, time, effort, and expertise in biologics.  As previously stated, ABI's sole source of human interferon discontinued production, which negatively impacted ABI's ability to obtain source product. The anticipated location and development time required for a new source of human interferon along with the requisite testing and FDA approval time could exceed the life span of all of the patents, and even if it does not, would leave relatively little time to derive revenues from the patent protections, prior to patent expiration. The third patent, a product promoting oral health, also is the victim of supply-chain interruption because the supplier of the raw material for the product (anhydrous crystalline maltose, or "ACM") has substantially increased its purchase price. The price increase and other actions have rendered the manufacture and sale of the product less attractive.

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

Tax Consequences
ABI's most recent tax return and financial statements reflect tax attributes that may or may not be obtainable. Some of these tax attributes (e.g., net operating loss carry forwards ("NOL"), if any) are for the benefit of ABI. According to the Company's most recent federal income tax return, the face amount of the NOL was $21,683,436. The Company's NOL derived from the emergence from Chapter 11 Bankruptcy that closed on February 13, 2015. ABI has not independently verified or otherwise confirmed the favorable nature of such tax attributes or the extent to which any of the NOL can still be used. It is the Company's belief that obtaining the value of such tax attributes may be difficult and directly dependent upon many factors outside of our control, including, but not limited to, changes in the legal and regulatory framework and the operational and corporate structure of ABI and shareholders, or sales or transfers of stock by or among shareholders. For example, if ABI has experienced a change of control as defined in the relevant provisions of the IRC,1 the use of any existing tax attributes could be severely limited. ABI does not believe the reorganization has or will impair any tax attributes; however, obtaining value from the tax attributes is a function of the Company's return to profitable operations and the timeframe of that return. While we believe it is possible, there is no assurance that ABI will return to profitability in the future.

Results of Operations for Three Months Ended September 30, 2016 and 2015:

Revenues.  During the three months ended September 30, 2016, and September 30, 2015 there were no sales of ginseng samples, dietary supplements or ACM.

Research and Development Expenses. Research and development expenses have not been incurred for the three months ended September 30, 2016, and September 30, 2015.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $178,470 were incurred for the three months ended September 30, 2016, compared to $113,552 for the three months ended September 30, 2015, an increase of $64,918 (57%).  This increase is contributed to additional professional fees, ginseng expense, postage/shipping expenses and overall increased activity in 2016.

Operating Loss.  In the three months ended September 30, 2016, the Company's operating loss was $178,470 compared to an operating loss for the three months ended September 30, 2015 of $113,552, a $64,918 increase. This increase is contributed to additional professional fees, ginseng expense, postage/shipping expenses and overall increased activity in 2016.

1 See 26 U.S.C. § 382 (known as Section 382 of the IRC) and related regulations.

Interest Expense.  During the three months ended September 30, 2016, interest expense was $798, compared to $596 for the three months ended September 30, 2015.  The interest expense recognized in the three months ended September 30, 2016 is mostly due to accrued interest for our convertible debt notes with Stephen Chen.

Net Loss. In the three months ended September 30, 2016, the Company's net loss was $179,268 compared to a net loss for the three months ended September 30, 2015, of $114,148 an $65,120 (57%) increase. This increase was mainly due to additional professional fees, ginseng expense, postage/shipping expense, and overall increased activity in 2016.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015:

Revenues.  During the nine months ended September 30, 2016 and September 30, 2015 there were no sales of dietary supplements, or ACM.  During the nine months ended September 30, 2016, there were $4,400 in sales of ginseng samples, a potential source of revenue.

Research and Development Expenses. Research and development expenses have not been incurred for the nine months ended September 30, 2016, and September 30, 2015.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $434,176 were incurred for the nine months ended September 30, 2016, compared to $327,473 for the nine months ended September 30, 2015, an increase of $106,703 (33%).  This increase is mostly due to higher professional fees, project expense and travel related costs.

Net Operating Loss.  In the nine months ended September 30, 2016, the Company's operating loss was $434,876 compared to an operating loss for the nine months ended September 30, 2015 of $327,473, a $107,403 (33%) increase.

Interest Expense.  During the nine months ended September 30, 2016, interest expense was $2,257, compared to $1,614 for the nine months ended September 30, 2015, an increase of $643 (40%). The interest expense recognized in the nine months ended September 30, 2016 is mostly due to accrued interest for our convertible debt loans with Stephen Chen and interest paid associated with our D&O insurance policy payment.

Net Loss. In the nine months ended September 30, 2016, the Company's net loss was $437,133 compared to a net loss for the nine months ended September 30, 2015 of $329,087, a $108,046 (33%) increase.

Liquidity and Capital Resources

At September 30, 2016, we had available cash of $176,357 whereas we had a cash position of $21,138 as of December 31, 2015.  The Company had a working capital deficit of $362,167 at the end of September 30, 2015.  For 2016, the working capital deficit was $647,778.  Historically the burn rate was between $50,000 and $60,000 per month.  It is difficult to estimate the burn rate at this point insomuch as the new business lines and revenue streams are still being developed.  One of the Company's main goals is to return to the status of a going concern by having reduced operating losses and subsequently becoming profitable.  As indicated throughout this document, two other major goals of ABI are to (1) leverage the core technology, low-dose oral interferon, and (2) diversify Company operations to incorporate additional lines of business which will extend the reach of ABI into additional economic sectors such as biotech / bio-pharmaceutical / health care products and life sciences business.  The investor base has indicated the willingness to assist in future financing of operations as ABI seeks to monetize its existing (and potentially newly developed) intellectual property. ABI estimates its post-reorganization financing needs to be between $1,000,000 and $1,600,000.

There can be no assurance that we will be successful in our efforts to make the Company profitable.  If those efforts are not successful, we will be forced to cease operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information under this Item 3.

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2016. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's chairman of the board and chief executive officer, Dr. Stephen T. Chen and chief financial officer, Bernard Cohen. Our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company offered by private placement up to 5,000,000 shares of its Voting Common Stock at a price of $0.1875 per share, for an aggregate offering amount of $937,500.  Sales to date have been:

Date of Sale	Purchaser	Shares Purchased	Consideration
4-25-16	Henvai Wu, M.D.	300,000	$56,250
4-25-16	Sun-Hoo Foo, M.D.	150,000	$28,125
4-25-16	Wui Yuan	800,000	$150,000
4-25-16	Oswald Chan	1,000,000	$187,500

No underwriter was involved, and no underwriting discounts or commissions were given or paid.
The consideration received by the Company was cash in the amounts shown.  The issuance of the shares was exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Rule 506 of Regulation D promulgated thereunder, and the offering met all requirements of an offering described in Rule 506 (b) ("Conditions to be met in offerings subject to limitation on manner of offering").  On July 11, 2016, 1,250,000 shares were issued to three of the four investors.  The remaining 1,000,000 shares for the fourth investor will be issued when the executed Private Placement Memorandum documents are received.

On September 30, 2016, the Board of Directors approved the Company to amend the previously authorized Private Placement 2016-2 offer, sale, and issuance of unregistered securities.  The Private Placement 2016-2 was amended to offer up to 10,000,000 shares of the Company's common stock at a price of $.1875 per share for an aggregate offering amount of $1,875,000.  The offering is to be completed within one (1) year of the date of approval.  No stock has been sold during the third quarter of 2016, and no stock has been sold subsequent to the balance sheet date of September 30, 2016, through the issue date of this report.

ITEM 3.	Defaults Upon Senior Securities.
None

ITEM 4.	Mine Safety Disclosures.
Not applicable

ITEM.5.	Other Information.
None

ITEM 6.	Exhibits.
None

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMARILLO BIOSCIENCES, INC.
Date: November 21, 2016	By: /s/ Stephen T. Chen Stephen T. Chen, Chairman of the Board, and Chief Executive Officer
Date: November 21, 2016	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer