Form 10-K
period 2016-12-31
AMARILLO BIOSCIENCES INC
filed 2017-04-17
CIK 1014763

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)
[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the Fiscal Year Ended December 31, 2016

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] Commission File Number 0-20791
AMARILLO BIOSCIENCES, INC. (Exact name of Registrant as specified in its charter)
	Texas (State of other jurisdiction of incorporation or organization)	75-1974352 (I.R.S. Employer Identification No.)
	4134 Business Park Drive, Amarillo, Texas (Address of principal executive offices)	79110-4225 (Zip Code)
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

As of December 31, 2016, there were outstanding 21,916,143 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of 12,972,667 shares of common stock held by non-affiliates of the registrant (based on the closing price of $0.27 for the common stock on the OTC BB.AMAR December 31, 2016) was approximately $3,502,620. Shares of common stock held by officers, directors and each shareholder owning ten percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares of the Registrant's common stock outstanding as of April 14, 2017 was 22,350,935.

PART I

The following contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in "Management's 2017 Plan of Operations" as well as those discussed elsewhere in this Form 10-K. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-K.
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

We currently own or license three issued patents related to the low-dose oral delivery of interferon and we own one issued patent on our dietary supplement, Maxisal®.  On December 27, 2016, the United States Patent and Trademark Office (USPTO) approved the Company's pending patent and issued the new patent which applies low dose oral interferon to the treatment of Thrombocytopenia.  The issuing of this patent increased ABI's total owned or licensed issued patents to four.  In our history, we have completed more than 100 pre-clinical (animal) and human studies on the safety and efficacy of low-dose orally administered interferon.  On October 31, 2013, Amarillo Biosciences, Inc., (ABI) filed a voluntary petition in the Bankruptcy Court for the Northern District of Texas, for protection under Chapter 11 of Title 11 of the U.S. code.  The Company successfully reorganized both organizationally and financially.

In addition to the core technology discussed in the first paragraph of this section, ABI is currently working at instituting new revenue streams along with the core technology thus expanding the Company's current focus into a diversified business portfolio.

Current Status
The Company completely reorganized and was restructured into three business units: the Medical, Pharmaceutical, and Consumer Product Divisions. Historically, the Company has focused on R&D involving low-dose, orally administered lozenges containing interferon-alpha as a treatment for a variety of conditions. Under the leadership of Dr. Chen, ABI began its new life with a valuable intellectual property portfolio including issued patents, a trademark, and a new patent which was issued on December 27, 2016.  Additionally, ABI has a library of almost thirty years of scientific and clinical data on the human and animal applications of low dose oral interferon. Through the Pharmaceutical Product Division along with technology and know-how available in the collection of intellectual property as well as the proprietary research history, ABI will out-license, or leverage, its core technology and form partnerships with other pharmaceutical companies to develop new discoveries and commercialize the resulting products.

An integral part of the ABI Operating Plan is to create multiple revenue streams through the implementation of programs (including but not limited to in-licensing) of medical and health care products and processes. The Medical Division and Consumer Products Division will facilitate the enhancement of those revenue streams. These programs will be the catalyst which allows ABI to enter markets in Taiwan, Hong Kong, China, and other Asian countries for the distribution of these new medical and health care products. Already, the Medical Division is preparing to deploy unique diabetic treatment centers in Taiwan beginning sometime in the third quarter of 2017. These centers will provide a novel therapy (Artificial Pancreas Treatment, or "APT") for the management of Type 1 and Type 2 diabetes along with the reversal of the complications that historically accompany this insidious disease and plague patients. APT also appears to have the ability to reduce health care costs through its probable capacity to decrease the number and frequency of diabetes related emergency room (ER) visits, subsequent patient hospital admissions and a reduction in the length of the hospital stays. Likewise, the Consumer Product Division is presently working on three major endeavors. First, this ABI division will offer a delivery system for nutraceuticals and food supplements such as Vitamin C. Additionally, the delivery system can be topically used to administer quality skin care products. Secondly, Consumer Products has commenced negotiations to import and distribute to the Asian markets a unique natural resource product which can be modified for human, animal, or agricultural applications. Finally, ABI in conjunction with Hidden Valley Herbs of Kentucky, which is owned and operated by ABI Director and Stockholder Paul Tibbits, will endeavor to enter the alternative medicine market through domestic and international distribution of natural Kentucky Wild Ginseng and other medicinal herbs.
The overall operating strategy is for ABI to create a world-wide network of strategic alliances capitalizing on advanced and emerging technologies in order to engineer a diversified enterprise having a major impact on every aspect of the healthcare and life sciences industries; and assemble an exhaustive pipeline of technologically-advanced, cutting edge products and services with which to compete in the American and Asian markets. To support this strategy, ABI has opened its Asian Operations Center (AOC) in order to increase the Company's presence in Taiwan and access growing Asian markets.

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

Interferon Supply
The Company's long-time human interferon producer is no longer able to provide the essential supply of interferon.  Without the interferon, the Company is unable to continue its research, conduct clinical trials, and ultimately unable to commercialize a product.  Options available to ABI to find a suitable interferon source include:  (1) locating a laboratory/production facility that could follow the same path and development model for natural human interferon which was viable for the Company in the past; (2) restart the process from the original cell line and develop the natural human interferon in the laboratory on a commercial level; or (3) select the best source of recombinant interferon which can be developed for the Company's goals.  The Company is exploring its options to determine the optimal choice of interferon supplies to commercialize the products.

Regardless of which interferon source is selected, numerous studies and clinical trials will have to be performed.  Although repeating the studies will be both costly and time consuming, the Company will be able to use the thirty years of data that has been previously generated from the numerous studies performed using the original natural human interferon source.  Rather than having to start from the very beginning, the Company will be able to make good use of its history, past results, and data library to employ previously successful developmental models and minimize the trial-and-error searching present in commercial research.

While the pharmaceutical industry is creating and marketing new and effective anti-viral medications, ABI believes that there is still sufficient time to develop and commercialize low dose interferon for treatment of such diseases as Influenza, Chronic Cough in COPD, Hepatitis B, C, and D, and Thrombocytopenia caused by other diseases and as a side effect of treatment of other diseases.  The Company also has the opportunity to capitalize on its new access to the Far Eastern markets to explore sources of raw materials, capital, production facilities, and new customers.

Patents and Proprietary Rights
Since inception, the Company has worked to build an extensive patent portfolio for low-dose orally administered interferon. This portfolio consists of patents with claims that encompass method of use or treatment, and/or composition of matter and manufacturing. As listed below, we presently own or license four issued patents, including one patent on our dietary supplement.  Additionally, ABI has one patent pending as shown below.

Patents with Method of Treatment Claims for Interferon Alpha
1. "TREATMENT OF FIBROMYALGIA WITH LOW DOSE INTERFERON" as described and claimed in U.S. Patent No. 6,036,949 issued March 2000, Owned. Expiration: March 2018.
2. "TREATMENT OF THROMBOCYTOPENIA USING ORALLY ADMINISTERED INTERFERON" as described and claimed in U.S. Patent No. 9,526,694 B2 issued December 27, 2016, Owned. Expiration: April 2033.

Patents with Formulation Claims
3. "INTERFERON DOSAGE FORM AND METHOD THEREFOR" as described and claimed in U.S. Patent No. 6,372,218 B1 issued April 2002, Licensed. Expiration: April 2019.

4. "COMPOSITION AND METHOD FOR PROMOTING ORAL HEALTH" as described and claimed in U.S. Patent No. 6,656,920 B2 issued December 2003, Owned. Expiration: April 2021.

Patent Pending
5. "TREATMENT OF THROMBOCYTOPENIA USING ORALLY ADMINISTERED INTERFERON" as described and claimed in Taiwan Patent Application 102115953 filed May 3, 2013.

There are no current patent litigation proceedings involving us.

Cost of Compliance with Environmental Regulations
We incurred no costs to comply with environment regulations in 2016.

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

Research and Development
During the years ended December 31, 2016 and 2015, the Company did not incur any research and development expenses. An integral part of the reorganization process has been to refocus and realign research and development activities.  If a satisfactory replacement source of interferon is located and will serve the goals of the Company, adequate funds to conduct research and development will be allocated.  These research activities include revitalization of the Company's core technology.  Additionally, any number of other attractive technologies might be investigated.

Employees
The Company has 3 full-time employees and 1 part-time employee. Of these employees, 2 are executive officers and 2 work in administrative and research and development capacities; although no costs of these employees are currently allocated to research and development. Consultants in business and research development are also engaged as needed.

ITEM 2.	DESCRIPTION OF PROPERTY
Our executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot facility rented by us. The lease expires on June 30, 2017 and our monthly rent is $1,070 per month. We believe that the facilities are well maintained and generally suitable and adequate for our current and projected operating needs.

ITEM 3.	LEGAL PROCEEDINGS
There are currently no legal proceedings involving the Company.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

PART II
ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Common Stock
The Company is presently traded on the OTC Bulletin Board under the symbol AMAR.  Our common stock is presently considered a "penny stock" and is subject to such market rules. The range of high and low bids as quoted on the OTC Bulletin Board for each quarter of 2016 and 2015 were as follows:
	2016		2015
Quarter	$ High	$ Low	$ High	$ Low
First	0.180	0.130	0.430	0.183
Second	0.300	0.100	0.350	0.189
Third	0.299	0.120	0.400	0.160
Fourth	0.300	0.150	0.350	0.050

The quotations reflect inter-dealer bids without retail markup, markdown, or commission, and may not represent actual transactions. As of December 31, 2016, the Company had approximately 1,687 shareholders of record.

The Company has 100,000,000 shares of voting common shares authorized for issuance.  As of December 31, 2016, a total of 26,226,782 shares of common stock were either outstanding (21,916,143) or reserved for issuance upon exercise of options or convertible debt (4,310,639).

The Company issued common stock in 2016 and 2015 as follows:

Common Stock Issued in 2016	Shares	Issue Price	Net Price
Private placements – cash	1,771,333	$0.1875	$332,125
Total Common Stock Issued in 2016	1,771,333	$0.1875	$332,125

Common Stock Issued in 2015	Shares	Issue Price	Net Price
None	-	-	-
Total Common Stock Issued in 2015	-	-	-

During the years ended December 31, 2016 and 2015, there were no finder's fees paid related to private placements of stock.

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

We use the services of American Stock Transfer and Trust Company as our transfer agent.

Preferred Stock
The shareholders have authorized 10,000,000 shares of preferred stock shares for issuance.

No Preferred Equity was outstanding as of December 31, 2016 and none is outstanding as of the Balance Sheet date of this report.

At December 31, 2016, $34,279 of unpaid dividends have been accrued on Preferred Equity previously owned by Mr. Paul Tibbits, a stockholder and director.  The dividends accrued between the filling dates of the Company's Chapter 11 Bankruptcy, October 31, 2013, and the Effective Date of the Plan of Reorganization, November 20, 2014 and are owed to Mr. Tibbits.

Stock Options and Warrants
During 2016, no options or warrants were issued to consultants, advisors, directors, employees, or investors. Consequently, there were no related expenses.

Directors, officers and consultants did not exercise any options in 2016 or 2015, see table below.

A summary of the Company's stock option activity and related information for the years ended December 31, 2016 and 2015 is as follows:
	2016		2015
	Options	Price	Options	Price
Outstanding Beg. of Year*	8,568	$0.95	81,726	$0.76-1.235
Granted	-	-	-	-
Cancelled/Expired	(8,568)	0.95	(73,158)	$0.76-1.235
Exercised	-	-	-	-
Outstanding End of Year	-	$-	8,568	$0.95
Exercisable End of Year	-	$-	8,568	$0.95
*All options went through a 1-for-19 reverse split

No warrants were exercised in 2016 or 2015.

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2016 and 2015 is as follows:

	2016		2015
	Warrants	Price Range	Warrants	Price Range
Outstanding Beg. of Year*	-	$-	52,632	$0.57
Granted	-	-	-	-
Cancelled/Expired	-	-	(52,632)	$0.57
Exercised	-	-	-	-
Outstanding End of Year	-	$-	-	$-
Exercisable End of Year	-	$-	-	$-
*All options went through a 1-for-19 reverse split

Insurance
As of December 31, 2016, the Company has an outstanding balance of $4,418 for a financing agreement for the periodic payment of Directors & Officers Liability Insurance premium for 2016 – 2017.  The terms of the agreement are as follows:  Payee – CAA Premium Finance, LLC; Effective Date – April 4, 2016; Total Premiums - $63,923; Cash Down Payment - $16,731 (paid to DFB Insurance Group/Amarillo); Amount Financed - $47,192; Annual Percentage Rate – 5.89%; Finance Charge - $1,401; Total Payments - $48,593; Periodic Payment - $4,418; Number of Payments – 11 (eleven); First Payment May 4, 2016.

Convertible Notes Payable and Other Related Party Transactions

During the fiscal year ended December 31, 2016, a payable in the amount of $144,426 to Dr. Stephen T. Chen, Chairman, CEO and President of the Company, was exchanged for a convertible promissory note.  The note was executed on January 11, 2016, is payable on demand, and is unsecured.  The interest rate is .75%, the Annual Federal Rate (AFR), the rate in effect when the note was made.  The Payee, Dr. Chen, may convert all or some part of the note to the Maker's (ABI's) common voting stock at a conversion price of $.168 per share.

On March 18, 2016, Dr. Chen purchased a Convertible Promissory Note in the amount of $262,500 through the Company's Private Placement Convertible Note Security Offering entitled Private Placement 2016-1 (previously approved by the ABI Board of Directors on March 10, 2016).  The note is payable on demand, unsecured, carries interest at the Short Term Annual Federal Rate (AFR) of .65% per annum, and is convertible into ABI common stock at a price of $.1875 per share.

On June 30, 2016, a Convertible Promissory Note in the amount of $384,555 was issued to Dr. Chen in exchange for the aggregated amounts of two existing Notes Payable – Related Party (Yang Group).  The Convertible Note is due on demand, is unsecured, bears interest at the Short-Term Applicable Federal Rate of .64% per annum, and is convertible into Amarillo Biosciences, Inc. Common Stock at a stock price of $.1875 per share.

In other Related Party Transactions, on April 4, 2016, Dr. Chen received $75,000 for repayment of funds advanced to the Company between January 18, 2016 and March 18, 2016, which were to be used for general operating expenses.

On May 23, 2016, Amarillo Biosciences, Inc. ("ABI"), the Principal, entered into an Agency and Service Agreement with ACTS Global Healthcare, Inc. ("ACTS Global"), a Taiwan Corporation, the Agent. ABI advanced ACTS Global "Principal Funds" in the amount of NTD $3,000,681 ($91,968 USD), to be utilized and /or expended by ACTS Global solely as instructed by ABI.  Additional advances may be made by ABI to ACTS Global as necessary.  For their services, ACTS Global, is be paid by ABI, one percent (1%) of the Principal's services expended by the Agent at the Principal's direction. Any other services rendered by the Agent will be paid for by the Principal based on comparable and/or reasonable values of the service rendered.  As of December 31, 2016, ACTS Global has expended $54,133 for the benefit of the Company, leaving a balance of $37,835, which is included on the Company Balance Sheet in Prepaid Expenses.

ITEM 6.	SELECTED FINANCIAL DATA
This item is not applicable to smaller reporting companies.
ITEM 7.	MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:
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
Company Management and Employees. On December 31, 2016, ABI had four employees, five directors, and three consultants. Presently, ABI has four employees, five directors, and three consultants. The employees include the following persons:
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

At December 31, 2016, we had available cash of $134,125 whereas we had a cash position of $21,138 as of December 31, 2015. The Company had working capital deficit of $549,945 at the end of fiscal year 2015.  For 2016, the working capital deficit was $1,010,176.  The burn rate is between $50,000 and $60,000 per month.  The Company is striving to establish new revenue streams and to return to the status of a going concern by having reduced operating losses and subsequently becoming profitable.  As indicated throughout this document, two other major goals of ABI are to (1) leverage the core technology, low-dose oral interferon, and (2) diversify Company operations to incorporate additional lines of business which will extend the reach of ABI into additional economic sectors such as biotech / bio-pharmaceutical / health care products and life sciences business.  ABI aggressively seeks to monetize its existing and any newly developed intellectual property. ABI estimates its immediate development financing needs to be between $1,000,000 and $1,600,000.

Dr. Chen and the present management team will continue to operate ABI.

Pending Litigation
To the best of management's knowledge, the Company does not believe that there is any pending litigation against ABI.

Comparison of results for the fiscal year ended December 31, 2016, to the fiscal year ended December 31, 2015.

Revenues.  During the fiscal years ended December 31, 2016 and 2015, the Company had no revenues.

Selling, General and Administrative Expenses.  Costs were up in 2016.  Selling, General and Administrative expenses increased from $519,821 for the fiscal year ended December 31, 2015 to $667,111 for the fiscal year ended December 31, 2016, an increase of $147,290 or approximately 28%. Increases in the following expense accounts were the main constituents of the increase in Selling, General, and Administrative expenses: Rent increased $41,019 (302%), salaries increased $79,675 (46%), travel was up $11,928 (44%) and meals $7,903 (213%) increased significantly also.

Research and Development Expenses.  Research and development expenses were not incurred for the fiscal years ended 2016 and 2015.

Net Loss.  Net loss for the fiscal year ended December 31, 2016 was $669,982 compared to net loss of $521,874 for the fiscal year ended December 31, 2015, a difference of $148,108 or approximately 28%.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a "smaller reporting company: as defined in Item 10(f)(1) of SEC Regulation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth beginning on page F-1 immediately following the signature page of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended  December 31, 2016, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). Management has assessed the effectiveness of internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

a) We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. Also, we do not have an independent audit committee. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b) Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

c) We do not have sufficient controls over authorization and documentation of revenue and equity transactions.

As a result of the existence of these material weaknesses as of December 31, 2016, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes to Internal Controls and Procedures over Financial Reporting

We intend that our internal control over financial reporting will be modified during our most recent year by adding additional advisors to address deficiencies in the financial closing, review and analysis process, which will improve our internal control over financial reporting.

Management's Remediation Plans

We will look to increase our personnel resources and technical accounting expertise within the accounting function as funds become available. Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weakness: insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of December 31, 2016, the directors and executive officers of the Company were as follows:
Name	Age	Position
Stephen Chen, PhD (1)	67	Chairman of the Board, Chief Executive Officer President, Chief Operating Officer and Director
Bernard Cohen	63	Vice President and Chief Financial Officer
Paul Tibbits	76	Director
Yasushi Chikagami	77	Director
Daniel Fisher……………………………	72	Director
Nicholas Moren…………………………	70	Director
(1)	Member of the Executive Committee.

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
The Bylaws provided for the appointment of members to the Board of Directors when and as necessary.  As the Company progresses and achieves operational goals and addition revenue producing businesses, it is anticipated that the Audit Committee will resume its function.  While there have been no changes in internal controls, the Company continually reviews all existing internal controls.  From time to time, the Company contracts Ms. Brianne Braudt, an independent internal control auditor who consults with the Company on its existing internal controls and possible changes or augmentations to those controls.
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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth for the three years ended December 31, 2016 compensation paid by the Company to its Chairman of the Board and Chief Executive Officer; to its Chief Operating Officer and Director of Research; to its Vice President of Clinical and Regulatory Affairs and  to its Vice President and Chief Financial Officer.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Compensation	Securities Underlying Options*
Dr. Stephen T. Chen,** Chairman of the Board, President and Chief Executive Officer	2016	$40,000	$60,500	$-	-
	2015	$34,842	$-
	2014	$34,719	$-
Mr. Bernard Cohen,*** Vice President and Chief Financial Officer	2016	$40,000	$17,500	$-	-
	2015	$38,729	$-	$793	-
	2014	$40,319	$-	$-	-
*All existing employee options have expired. No additional new options were issued.
**At a Special Meeting of the Board of Directors on December 21, 2016, the BOD voted to give Dr. Chen a bonus of $25,000 payable in cash and $35,500 payable in shares, the shares to be issued in 2017.
***At a Special Meeting of the Board of Directors on December 21, 2016, the BOD voted to give Mr. Cohen a bonus of $12,500 payable in cash and $5,000 payable in shares, the shares to be issued in 2017.
      Bernard Cohen was paid $793 of the $13,222 owed to him for unpaid wages at the time of the bankruptcy. This amount represents the 6% payout rate of a class four claim.

Option Grants in 2016
There were no options granted to the executive officers named above, during 2016.

Director Compensation for Last Fiscal Year
Directors receive $1,000 compensation for attendance at directors' meetings and $250 for regularly scheduled teleconference meetings. There were no regularly scheduled meetings during 2016.

No director agreements were executed in 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2016, there were 21,916,143 shares of the Company's common stock outstanding. The following table sets forth as of December 31, 2016, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class Owned(1)
Anxon International, Inc. 9F.-3, No.32, Sec. 1, ChengGong Rd., NanGang Dist. Taipei City 115, Taiwan (R.O.C.)	2,133,333	8.13%
Ching Lam Carmen Cheung Flat AI, 4/F, Tower A, Wilshire Towers 200 Tin HauTemple Rd. Hong Kong	1,766,667	6.74%
Kairos Capital Co., Ltd. 6F., No. 285, Sec. 4, Zhongxiao E. Rd., Da'an Dist., Taipei City 106, Taiwan (R.O.C.)	1,611,585	6.14%
Lien Chuang Investment Co., Ltd. 3F., No.108, Ruiguang Rd., Neihu Dist., Taipei City 114, Taiwan (R.O.C.)	1,550,000	5.91%
Te-Li Kuo 7F, No. 48, Yi-Xian Rd. Xinyi Dist., Taipei 100, Taiwan (R.O.C.)	1,320,000	5.03%
(1) Applicable percentage ownership is based on 26,226,782 shares of common stock (outstanding and reserved for note conversion) as of December 31, 2016, plus the additional shares that the stockholder is deemed to beneficially own.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2016, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth the beneficial ownership of the Company's stock as of December 31, 2016 by each executive officer and director and by all executive officers and directors as a group:

Name and Address of Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned[1]
Stephen T. Chen 31 Service Drive Wellesley, MA 02482	8,050,396[2]	30.70%
Bernard Cohen 2803 S. Travis St. Amarillo, TX 79109	19,387	0.07%
Paul Tibbits 2371 Blueball Road Rineyville, KY 40162	667,553	2.55%
Daniel Fisher 36 Marlee Road Pleasant Hill, CA 94523	-	-
Yasushi Chikagami 9F, No. 29, Ln. 107, Sec. 2 Heping E. Rod., Da'an Dist. Taipei City 106, Taiwan (ROC)	206,140	0.79%
Nicholas Moren PO Box 6873 Incline Village, NV 89450	-	-
Total Group (all directors and executive officers – 6 persons)	8,943,476[3]	34.10%
(1) Applicable percentage ownership is based on 26,226,782 shares of common stock (outstanding and reserved for note conversion) as of December 31, 2016, plus the additional shares that the stockholder is deemed to beneficially own.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2016, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)  Includes 2,969,111 shares owned by Dr. Chen, 683,801 shares owned by STC International, Inc., which Dr. Chen is the majority owner and serves as Chairman, President and a Board member. Also includes 39,473 shares owned by ACTS Biosciences, Inc., which Dr. Chen serves as Chairman and a Board member and 47,372 shares owned by Virginia M. Chen Defined Benefit Plan, Dr. Chen's spouse.  Includes 4,310,639 shares of common stock reserved for note conversions beneficially owned by Dr. Chen exercisable within 60 days.
(3)  Directors and officers percentage ownership is calculated based on 26,226,782 total shares (outstanding and reserved for note conversions) plus Directors and Officers options beneficially owned.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following summarizes the fees incurred by the Company during 2016 and 2015 for accountant and related services.

Audit Fees
	2016	2015
LBB & Associates Ltd., LLP	$32,300	$38,150

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

AMARILLO BIOSCIENCES, INC.
Date: April 14, 2017	By: /s/ Stephen Chen Stephen Chen, Chairman of the Board, and Chief Executive Officer
Date: April 14, 2017	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Stephen Chen	Chairman of the Board, Director and Chief Executive Officer	April 14, 2017
Stephen Chen

/s/ Paul Tibbits	Director	April 14, 2017
Paul Tibbits
/s/ Yasushi Chikagami	Director	April 14, 2017
Yasushi Chikagami
/s/ Daniel Fisher	Director	April 14, 2017
Daniel Fisher
/s/ Nicholas Moren	Director	April 14, 2017
Nicholas Moren

Amarillo Biosciences, Inc.
Financial Statements

Years ended December 31, 2016 and 2015

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Amarillo Biosciences, Inc.
Amarillo, TX

We have audited the accompanying balance sheets of Amarillo Biosciences, Inc. (the "Company") as of December 31, 2016 and 2015, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. Amarillo Biosciences, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amarillo Biosciences, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2017 raise substantial doubt about its ability to continue as a going concern. These 2016 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
April 14, 2017

Amarillo Biosciences, Inc.
Balance Sheets
	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$134,125	$21,138
Inventory	14,700	-
Advance to related party	37,835	-
Prepaid expense and other current assets	75,739	18,154
Total current assets	262,399	39,292
Patents, net	156,063	72,105
Property and equipment, net	44,214	5,798
Total assets	$462,676	$117,195

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$165,502	$58,550
Accrued interest - related parties	3,259	1,706
Accounts payable – related parties	-	144,426
Advance from related party	187,500	-
Customer deposits – related party	124,833	-
Notes payable – related parties	-	384,555
Convertible note payable – related party	791,481	-
Total current liabilities	1,272,575	589,237
Total liabilities	1,272,575	589,237

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000,
Issued and outstanding shares – 0 at December 31, 2016 and December 31, 2015	-	-
Common stock, $0.01 par value:
Authorized shares - 100,000,000,
Issued and outstanding shares – 21,916,143 and 20,144,810 at December 31, 2016 and 2015, respectively	219,161	201,448
Additional paid-in capital	237,540	(76,872)
Accumulated deficit	(1,266,600)	(596,618)
Total stockholders' deficit	(809,899)	(472,042)
Total liabilities and stockholders' deficit	$462,676	$117,195

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
	Year ended December 31,
	2016	2015
Revenues	$-	$-
Cost of revenues	-	-
Gross margin (loss)	-	-

Operating expenses:
Research and development expenses	-	-
Selling, general and administrative expenses	667,111	519,821
Total operating expenses	667,111	519,821

Operating loss	(667,111)	(519,821)

Other income (expense):
Interest expense	(2,871)	(2,053)
Net loss	$(669,982)	$(521,874)

Basic and diluted net loss per average share available to common shareholders	$(0.03)	$(0.03)

Weighted average common shares outstanding – basic and diluted	21,055,886	20,144,810

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Stockholders' Deficit
Years Ended December 31, 2016 and 2015

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2014	-	$-	20,144,810	$201,448	$(157,446)	$(74,744)	$(30,742)
Cash received from stock subscription	-	-	-	-	80,574	-	80,574
Net loss for the year ended December 31, 2015	-	-	-	-	-	(521,874)	(521,874)
Balance at December 31, 2015	-	-	20,144,810	201,448	(76,872)	(596,618)	(472,042)

Issuance of stock for cash in private placements	-	-	1,771,333	17,713	314,412	-	332,125
Net loss for the year ended December 31, 2016	-	-	-	-	-	(669,982)	(669,982)
Balance at December 31, 2016	-	$-	21,916,143	$219,161	$237,540	$(1,266,600)	$(809,899)

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Cash Flows

	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash flows from Operating Activities
Net loss	$(669,982)	$(521,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,956	19,772
Changes in operating assets and liabilities:
Inventory	(14,700)	-
Prepaid expense and other current assets	(95,420)	(1,272)
Accounts payable and accrued expenses	106,952	(8,609)
Accrued interest – related parties	1,553	1,143
Accounts payable – related party	-	144,426
Customer deposits	124,833	-
Net cash used in operating activities	(520,808)	(366,414)
Cash flows from Investing Activities
Investment in patents	(100,644)	(4,497)
Capital expenditures	(47,686)	(7,081)
Net cash used in investing activities	(148,330)	(11,578)
Cash flows from Financing Activities
Cash received from stock subscription	-	80,574
Proceeds from private placement offering	332,125	-
Advance from related party	187,500
Proceeds from convertible note payable - related party	262,500	-
Net cash provided by financing activities	782,125	80,574
Net change in cash	112,987	(297,418)
Cash and cash equivalents at beginning of period	21,138	318,556
Cash and cash equivalents at end of period	$134,125	$21,138
Supplemental Cash Flow Information
Cash paid for interest	$1,318	$910
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Conversion of accounts payable - related party to convertible note payable – related party	$144,426	$-
Conversion of notes payable - related party to convertible note payable – related party	$384,555	$-

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
December 31, 2016 and 2015

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Amarillo Biosciences, Inc. (the "Company" or "ABI"), a Texas corporation formed in 1984, is engaged in developing biologics for the treatment of human and animal diseases.  The Company's current focus is research aimed at the treatment of human disease indications, particularly influenza, hepatitis C, thrombocytopenia, and other indications using natural human interferon alpha that is administered in a proprietary low dose oral form.  In addition to the above core technology, which is included in the Pharmaceutical Division, ABI is exploring the possibility of instituting new revenue streams with a Medical Division and a Consumer Products Division.
The Medical Division is preparing to deploy diabetic treatment centers in Taiwan beginning sometime in the third quarter of 2017. These centers will provide a therapy (Artificial Pancreas Treatment, or "APT") for the management of Type 1 and Type 2 diabetes along with the reversal of the complications that historically accompany this disease and plague patients. The Consumer Product Division is presently working on a delivery system for nutraceuticals and food supplements such as Vitamin C, negotiations to import and distribute to the Asian markets a natural resource product which can be modified for human, animal, or agricultural applications, and enter the alternative medicine market through domestic and international distribution of natural Kentucky Wild Ginseng and other medicinal herbs.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to uncollectability.  The Company's allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no material accounts receivable and no allowance at December 31, 2016 and 2015.  No uncollectible accounts receivables were written off in 2016.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company continually assesses the appropriateness of inventory valuations giving consideration to slow-moving, non-saleable, out-of-date or close-dated inventory. As of December 31, 2016 and 2015, the Company has a balance of $14,700 and $0, respectively, in inventory.
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

Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. For the year ended December 31, 2016 and 2015, options and warrants outstanding (if any) were antidilutive and not included in the calculation of fully diluted net income (loss) per share.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash.

The Company has cash balances in a single financial institution which, from time to time, could exceed the federally insured limit of $250,000.  No loss has been incurred related to this concentration of cash.

Recent Accounting Pronouncements
Management does not anticipate that any recently issued but not yet effective accounting pronouncements will materially impact the Company's financial condition.

2. Property, Equipment and Software, net

Property, equipment and software are stated at cost less accumulated depreciation and consist of the following at December 31, 2016 and 2015:

	2016	2015
Furniture and equipment	$92,988	$45,302
Software	8,012	8,012
	101,000	53,314
Less: accumulated depreciation	(56,786)	(47,516)
Property, equipment and software, net	$44,214	$5,798

Depreciation expense amounted to $9,270 for the year ended December 31, 2016 and $1,283 for the year ended December 31, 2015 and is included in selling, general and administrative expenses.

3. Patents, net

Patents are stated at cost less accumulated amortization and consist of the following at December 31, 2016 and 2015:

	2016	2015
Patents	$289,228	$188,584
Less: accumulated amortization	(133,165)	(116,479)
Patents, net	$156,063	$72,105

Amortization expense amounted to $16,686 for the year ended December 31, 2016 and $18,489 December 31, 2015, respectively, and is included in selling, general and administrative expenses.

Estimated future amortization expense is as follows:

2017	$16,807
2018	15,444
2019	9,793
2020	6,584
2021	4,379
Thereafter	103,056
Total expense	$156,063

4. Notes Payable - Related Party

	2016	2015
Note payable – related party	$-	$234,555
Note payable – related party	-	150,000
	-	384,555
Less: current portion	-	(384,555)
Notes payable – related party, long term	$-	$-

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

5. Convertible Notes Payable – Related Party

	2016	2015
Convertible Note payable – related party	$144,426	$-
Convertible Note payable – related party	262,500	-
Convertible Note payable – related party	384,555	-
Convertible Notes payable – related party	$791,481	$-

During the fiscal year ended December 31, 2016, a payable in the amount of $144,426 to Dr. Stephen T. Chen, Chairman, CEO and President of the Company, was exchanged for a convertible promissory note.  The note was executed on January 11, 2016, is payable on demand, and is unsecured.  The interest rate is .75%, the Annual Federal Rate (AFR), the rate in effect when the note was made.  The Payee, Dr. Chen, may convert all or some part of the note to the Maker's (ABI's) common voting stock at a conversion price of $.168 per share.
On March 18, 2016, Dr. Chen purchased a Convertible Promissory Note in the amount of $262,500 through the Company's Private Placement Convertible Note Security Offering entitled Private Placement 2016-1 (previously approved by the ABI Board of Directors on March 10, 2016).  The note is payable on demand, unsecured, carries interest at the Short Term Annual Federal Rate (AFR) of .65% per annum, and is convertible into ABI common stock at a price of $.1875 per share.

On June 30, 2016, a Convertible Promissory Note in the amount of $384,555 was issued to Dr. Chen in exchange for the aggregated amounts of two existing Notes Payable – Related Party.  The Convertible Note is due on demand, is unsecured, bears interest at the Short-Term Applicable Federal Rate of .64% per annum, and is convertible into Amarillo Biosciences, Inc. Common Stock at a stock price of $.1875 per share.

6. Related Party Transactions

On April 4, 2016, Dr. Chen received $75,000 for repayment of funds advanced to the Company between January 18, 2016 and March 18, 2016, which were to be used for general operating expenses.

On May 23, 2016, Amarillo Biosciences, Inc. ("ABI"), the Principal, entered into an Agency and Service Agreement with ACTS Global Healthcare, Inc. ("ACTS Global"), a Taiwan Corporation, the Agent. ABI advanced ACTS Global "Principal Funds" in the amount of NTD $3,000,681 ($91,968 USD), to be utilized and /or expended by ACTS Global solely as instructed by ABI.  Additional advances may be made by ABI to ACTS Global as necessary.  For their services, ACTS Global, is be paid by ABI, one percent (1%) of the Principal's services expended by the Agent at the Principal's direction. Any other services rendered by the Agent will be paid for by the Principal based on comparable and/or reasonable values of the service rendered.  As of December 31, 2016, ACTS Global has expended $54,133 for the benefit of the Company, leaving a balance of $37,835, which is included on the Company Balance Sheet in Advances to related party.  The agency fee to ACTS Global was $546 for 2016.

During the year ended December 31, 2016, the Company purchased ginseng at a cost of $17,929 from Hidden Valley Herbs of Kentucky, which is owned and operated by ABI Director and Stockholder Paul Tibbits.

On November 7, 2016, the Company received a deposit in the amount of $124,833 from Amarillo Biosciences (Hong Kong) Ltd., an entity consisting of the Company's certain private placement shareholders and other shareholders who are not related parties, for the purchase of medical equipment. The medical equipment was delivered on January 13, 2017.

In April 2016, the Company received proceeds of $187,500 from an investor related to Amarillo Biosciences (Hong Kong) Ltd. in exchange for the potential issuance of 1,000,000 shares of common stock (Private Placement 2016-2).  As of December 31, 2016, the shares have not been issued and the amount received is included in Advances from related party.  As of the filing date, the stock subscription has not been executed.

On December 20, 2016, the Board of Directors approved the award of bonuses to Dr. Stephen T. Chen, Chairman of the Board, CEO, and President; and Bernard Cohen, Vice President and Chief Financial Officer.  Dr. Chen received a cash bonus of $25,000 and shares of the Company's unregistered, voting common stock in the amount of $37,500.  Bernard Cohen received a cash bonus of $12,500 and shares of the Company's unregistered, voting common stock in the amount of $5,000.  The cash bonuses were paid on December 30, 2016 and the stock award is included in Accounts Payable and Accrued Expenses as of December 31, 2016.  The stock award was issued on January 3, 2017.  Shares were priced at the average of all trading day closing quotes on the OTC-BB for the month of December 2016.

7. Common Stock

The Company has 100,000,000 shares of voting common shares authorized for issuance.  As of December 31, 2016, a total of 26,226,782 shares of common stock were either outstanding (21,916,143) or reserved for issuance upon exercise of options or convertible debt (4,310,639).

On March 10, 2016, the Board of Directors approved the Company to enter into private placements for the sale of up to 5,000,000 shares of the Company's common stock (Private Placement 2016-2) at a price of $.1875 per share (aggregate offering amount of $937,500).

During the second quarter of 2016, the Company received $234,375 from individual, outside investors for the purchase of a total of 1,250,000 shares of common stock through the 2016-2 Security Offering which contemplates the sale of a maximum of 5,000,000 shares at a cost of $.1875 per share. The required SEC Form D was filed on May 6, 2016. On July 11, 2016, 1,250,000 shares were issued.

On September 30, 2016, the Board of Directors approved the Company to amend the previously authorized Private Placement 2016-2 offer, sale, and issuance of unregistered securities.  The Private Placement 2016-2 was amended to offer up to 10,000,000 shares of the Company's commons stock at a price of $.1875 per share for an aggregate offering amount of $1,875,000.  The offering is to be completed within one (1) year of the date of approval.  During the fourth quarter of 2016, the Company sold 521,333 shares of common stock at $.1875 per share for proceeds of $97,750.

8.  Preferred Stock

The shareholders have authorized 10,000,000 shares of preferred stock shares for issuance.

No Preferred Equity was outstanding as of December 31, 2016 and 2015 and none is outstanding as of the date of this report.

At December 31, 2016, $34,279 of unpaid dividends have been accrued on Preferred Equity previously owned by Mr. Paul Tibbits, a stockholder and director.  The dividends accrued between the filling dates of the Company's Chapter 11 Bankruptcy, October 31, 2013, and the Effective Date of the Plan of Reorganization, November 20, 2014 and are owed to Mr. Tibbits.

9. Stock Option and Stock Plans
Stock Plans *	Issue Date Range	Total Shares Authorized	Shares Issued	Shares Remaining
2008 Stock Incentive Plan	5/23/08 – 10/11/11	600,000	463,420	136,580
*       The Board of Directors has approved all stock, stock option and stock warrant issuances.

10.  Stock Options and Warrants

Stock Options:
During 2016, no options or warrants were issued to consultants, advisors, directors, employees, or investors. Consequently, there were no related expenses.

Directors, officers and consultants did not exercise any options in 2016 or 2015, see table below.

A summary of the Company's stock option activity and related information for the years ended December 31, 2016 and 2015 is as follows:

	2016		2015
	Options	Price	Options	Price
Outstanding Beg. of Year*	8,568	$0.95	81,726	$0.76-1.235
Granted	-	-	-	-
Cancelled/Expired	(8,568)	0.95	(73,158)	$0.76-1.235
Exercised	-	-	-	-
Outstanding End of Year	-	$-	8,568	$0.95
Exercisable End of Year	-	$-	8,568	$0.95
*All options went through a 1-for-19 reverse split

Stock Warrants:

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2016 and 2015 is as follows:

	2016		2015
	Warrants	Price Range	Warrants	Price Range
Outstanding Beg. of Year*	-	$-	52,632	$0.57
Granted	-	-	-	-
Cancelled/Expired	-	-	(52,632)	$0.57
Exercised	-	-	-	-
Outstanding End of Year	-	$-	-	$-
Exercisable End of Year	-	$-	-	$-
*All options went through a 1-for-19 reverse split

11.  Income Taxes

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following:

	December 31, 2016	December 31, 2015
Provision (benefit) at statutory rate	$228,000	$177,000
Change in valuation allowance	(228,000)	(177,000)
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015, are presented below:
	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating loss carryforward	$7,601,000	$7,373,000
Deferred tax assets	7,601,000	7,373,000

Deferred tax liabilities:	-	-
Net deferred tax assets	7,601,000	7,373,000
Valuation allowance	(7,601,000)	(7,373,000)
	$-	$-

At December 31, 2016, the Company has estimated net operating loss carryforwards of approximately $22,357,000 for federal income tax purposes expiring in 2016 through 2035. The ability of the Company to utilize these carryforwards may be difficult and directly dependent upon many factors outside of the Company's control, including, but not limited to, changes in the legal and regulatory framework and the operational and corporate structure of ABI and shareholders, or sales or transfers of stock by or among shareholders. For example, if ABI has experienced a change of control as defined in the relevant provisions of the IRC,2 the use of any existing tax attributes could be severely limited. ABI does not believe the reorganization has or will impair any tax attributes; however, obtaining value from the tax attributes is a function of the Company's return to profitable operations and the timeframe of that return. While we believe it is possible, there is no assurance that ABI will return to profitability in the future.

2 See 26 U.S.C. § 382 (known as Section 382 of the IRC) and related regulations.

12. Commitments and Contingencies
Lease commitment
Our executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot facility rented by the Company. The lease expires on June 30, 2017 and our monthly rent is $1,070 per month. During the years ended December 31, 2016 and 2015, the Company incurred $12,715 and $13,585 in rent expense, respectively.
The Company shares office space with ACTS Global Healthcare, Inc. in Taipei, Taiwan. The lease expires on October 31, 2018 and our monthly rent is NTD $70,000 per month. During the years ended December 31, 2016 and 2015, the Company incurred $41,889 and $0 in rent expense, respectively.
Litigation
The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 2016.
Officer Compensation
On December 20, 2016, effective January 1, 2017, the Board of Directors approved a resolution whereby Dr. Chen's annual compensation was changed to $90,000 cash per annum and $75,000 per annum payable in the Company's unregistered, voting common stock.  The Board also approved the change in compensation to Bernard Cohen to $65,000 cash per annum and $10,000 per annum payable in the Company's unregistered, voting common stock. The cash compensation is to be paid on the normal payroll cycle of 15th and 31st of each month and stock compensation to be paid quarterly.  Shares are to be priced at the average of all trading day closing quotes on the OTC-BB for the month preceding date of issuance, with such shares to be issued on the first business day after the close of each calendar quarter or as soon thereafter as practicable.  The first such issuance to occur on April 3, 2017.
13. Subsequent Events
In January 2017, the Company sold 270,000 shares of common stock at $.1875 per share for proceeds of $50,625.  As of the filing date, these shares have not yet been issued.

In January 2017, the Company issued a total of 164,792 shares of common stock at $.2579 per share as payment for the 2016 compensation bonus for Dr. Stephen T. Chen, and Bernard Cohen.