Form 10-Q
period 2017-03-31
AMARILLO BIOSCIENCES INC
filed 2017-05-12
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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
As of May 12, 2017, there were 22,350,935 shares of the issuer's common stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Balance Sheets
(Unaudited)
	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$52,971	$134,125
Inventory	-	14,700
Advance to related party	37,835	37,835
Prepaid expense and other current assets	61,463	75,739
Total current assets	152,269	262,399
Patents, net	155,962	156,063
Property and equipment, net	39,910	44,214
Total assets	$348,141	$462,676

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$142,918	$165,502
Accrued interest - related parties	7,154	3,259
Advance from related party	187,500	187,500
Customer deposits – related parties	124,833	124,833
Convertible note payable – related party	791,481	791,481
Total current liabilities	1,253,886	1,272,575
Total liabilities	1,253,886	1,272,575

Commitments and contingencies
Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000,
Issued and outstanding shares – 0 at March 31, 2017 and December 31, 2016	-	-
Common stock, $0.01 par value:
Authorized shares - 100,000,000,
Issued and outstanding shares – 22,350,935 and 21,916,143 at March 31, 2017 and December 31, 2016, respectively	223,509	219,161
Additional paid-in capital	326,318	237,540
Accumulated deficit	(1,455,572)	(1,266,600)
Total stockholders' deficit	(905,745)	(809,899)
Total liabilities and stockholders' deficit	$348,141	$462,676
See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Product sales	$-	$-
Total revenues	-	-

Cost of revenues:
Product costs	-	-
Total cost of revenues	-	-
Gross margin	-	-

Operating expenses:
Selling, general and administrative expenses	185,013	121,279
Total operating expenses	185,013	121,279

Operating loss	(185,013)	(121,279)

Other income (expense):
Interest expense	(3,959)	(362)
Net loss	$(188,972)	$(121,641)

Basic and diluted net loss per average share available to common shareholders	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	22,277,261	20,144,810

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2017	2016

Net cash provided by (used in) operating activities:	$(126,512)	$1,663

Cash flows from investing activities:
Investment in patents	(5,267)	(8,617)
Net cash used in investing activities	(5,267)	(8,617)

Cash flows from financing activities:
Proceeds from private placement offering	50,625	250,000
Net cash provided by financing activities	50,625	250,000

Net change in cash	(81,154)	243,046
Cash and cash equivalents at beginning of period	134,125	21,138
Cash and cash equivalents at end of period	$52,971	$264,184
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Noncash transactions:
Conversion of accounts payable – related party to convertible note payable – related party	$-	$144,426

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

2.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission, are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

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

4.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On March 31, 2017, a total of 26,661,574 shares of common stock were either issued (22,080,935) or reserved for issuance to an investor (270,000) or conversion of convertible debt to stock (4,310,639).

  On March 10, 2016, the Board of Directors approved the Company to enter into private placements for the sale of up to 5,000,000 shares of the Company's common stock (Private Placement 2016-2) at a price of $.1875 per share (aggregate offering amount of $937,500).

On September 30, 2016, the Board of Directors approved the Company to amend the previously authorized Private Placement 2016-2 offer, sale, and issuance of unregistered securities.  The Private Placement 2016-2 was amended to offer up to 10,000,000 shares of the Company's common stock at a price of $.1875 per share for an aggregate offering amount of $1,875,000.  The offering is to be completed within one (1) year of the date of approval.  During the first quarter of 2017, the Company sold 270,000 shares of common stock at $.1875 per share for proceeds of $50,625.

On January 3, 2017, Stephen T. Chen, CEO, and Bernard Cohen, CFO/VP, received 145,405 shares of common stock and 19,387 shares of common stock, respectively, as payment of a 2016 stock bonus totaling $42,500.  The stock was issued at a price of $.2579 per share pursuant to the Board of Directors resolution of December 20, 2016.

No stock has been sold subsequent to the balance sheet date of March 31, 2017 and through the issue date of this report.

5.
Convertible Notes Payable – Related Party.  During the fiscal year ended December 31, 2016, a payable in the amount of $144,426 to Dr. Stephen T. Chen, Chairman, CEO and President of the Company, was exchanged for a convertible promissory note.  The note was executed on January 11, 2016, is payable on demand, and is unsecured.  The interest rate is .75%, the Annual Federal Rate (AFR), the rate in effect when the note was made.  The Payee, Dr. Chen, may convert all or some part of the note to the Maker's (ABI's) common voting stock at a conversion price of $.168 per share.

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

On June 30, 2016, a Convertible Promissory Note in the amount of $384,555 was issued to Dr. Chen in exchange for the aggregated amounts of two existing Notes Payable – Related Party.  The Convertible Note is due on demand, is unsecured, bears interest at the Short-Term Applicable Federal Rate of .64% per annum, and is convertible into ABI common stock at a stock price of $.1875 per share.

	March 31, 2017	December 31, 2016
Convertible Note payable – related party	$144,426	$144,426
Convertible Note payable – related party	262,500	262,500
Convertible Note payable – related party	384,555	384,555
Convertible Notes payable – related party	$791,481	$791,481

6.
Related Party Transactions. On May 23, 2016, Amarillo Biosciences, Inc. ("ABI"), the Principal, entered into an Agency and Service Agreement with ACTS Global Healthcare, Inc. ("ACTS Global"), a Taiwan Corporation, the Agent. To date, ABI has advanced to ACTS Global "Principal Funds" in the amount of NTD $3,000,681 ($91,968 USD), to be utilized and /or expended by ACTS Global solely as instructed by ABI.  Additional advances may be made by ABI to ACTS Global.  ACTS Global was also engaged by ABI to perform such other business services as may be requested by ABI in the agreed geographic area of Taiwan and the People's Republic of China.  That Agency Agreement is still in force.  For their services, ACTS Global, is be paid by ABI, one percent (1%) of the Principal's services expended by the Agent at the Principal's direction. Any other services rendered by the Agent will be paid for by the Principal based on comparable and/or reasonable values of the service rendered.  As of March 31, 2017, ACTS Global has a balance of $37,835 to be utilized for the benefit of the Company, which is included on the Company's Balance Sheet in Advance to related party.

In April 2016, the Company received proceeds of $187,500 from an investor related to Amarillo Biosciences (Hong Kong) Ltd. in exchange for the potential issuance of 1,000,000 shares of common stock (Private Placement 2016-2).  As of March 31, 2017, the shares have not been issued and the amount received is included in Advances from related party.  As of the filing date, the stock subscription has not been executed.
On December 20, 2016, effective January 1, 2017, the Board of Directors approved a resolution whereby Dr. Chen's annual compensation was changed to $90,000 cash per annum and $75,000 per annum payable in the Company's unregistered, voting common stock.  The Board also approved the change in compensation to Bernard Cohen to $65,000 cash per annum and $10,000 per annum payable in the Company's unregistered, voting common stock. The cash compensation is to be paid on the normal payroll cycle of 15th and 31st of each month and stock compensation to be paid quarterly.  Shares are to be priced at the average of all trading day closing quotes on the OTC-BB for the month preceding date of issuance, with such shares to be issued on the first business day after the close of each calendar quarter or as soon thereafter as practicable.  The first such issuance to occur on April 3, 2017. As of the filing date, the shares have not been issued. As of March 31, 2017, the Company has recognized $21,250 as stock compensation, which is included on the Company's Balance Sheet in Accounts Payable and Accrued Expenses.

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

ABI holds various patents and related intellectual property, which are described earlier in this document. The most significant asset is intellectual property consisting of four patents, one continuation application on a newly issued patent, and one trademark. One of the patents expires in less than two years and two of the patents expire in a range of three to five years. The newly issued patent will expire in April, 2033.  Additionally, the newly issued patent has an international counter-part in Taiwan which is expected to issue in the next few months.  These four patents, the continuation application and the single, soon-to-be-issued, pending patent in Taiwan, employ the Company's core technology, which is the oral, low dosage use of (human) interferon. These patents will not have significant value unless commercialized, which will require adequate funding, time, effort, and expertise in biologics.  As previously stated, ABI's sole source of human interferon discontinued production, which negatively impacted ABI's ability to obtain source product. The anticipated location and development time required for a new source of human interferon along with the requisite testing and FDA approval time could exceed the life span of all but the newest of the patents, and even if it does not, could leave relatively little time to derive revenues from the patent protections, prior to patent expiration. The patent which also carries the trademark, a product promoting oral health, also is the victim of supply-chain interruption because the supplier of the raw material for the product (anhydrous crystalline maltose, or "ACM") has substantially increased its purchase price. The price increase and other actions have rendered the manufacture and sale of the product less attractive.

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

Results of Operations for Three Months Ended March 31, 2017 and 2016:

Revenues.  During the three months ended March 31, 2017 and 2016, there were no product sales.

Research and Development Expenses.  Research and development expenses have not been incurred for the three months ended March 31, 2017 and 2016.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $185,013 were incurred for the three months ended March 31, 2017, compared to $121,279 for the three months ended March 31, 2016, an increase of $63,734 (53%).  This increase is contributed to increased salary expense, $42,525 (140%), vacation expense as associated with the increase in salaries, $12,007 (226%), and depreciation related to the addition of APT equipment in Taiwan of $3,974 (1202%).

Operating Loss.  In the three months ended March 31, 2017, the Company's operating loss was $185,013 compared to an operating loss for the three months ended March 31, 2016 of $121,279, a $63,734 increase. This increase is contributed to the additional salary and benefit expense.

Interest Expense.  During the three months ended March 31, 2017, interest expense was $3,959, compared to $362 for the three months ended March 31, 2016.  The interest expense recognized in the three months ended March 31, 2017 is mostly due to accrued interest for our convertible debt notes with Stephen Chen.

Net Loss. In the three months ended March 31, 2017, the Company's net loss was $188,972 compared to a net loss for the three months ended March 31, 2016, of $121,641, a $67,331 (55%) increase. This increase is contributed to the additional salary and benefit expense.

Liquidity and Capital Resources

At March 31, 2017, we had available cash of $52,971 whereas we had a cash position of $134,125 as of December 31, 2016.  The Company had a working capital deficit of $1,101,617 at the end of March 2017.  As of December 31, 2016, the working capital deficit was $1,010,176.  Historically the burn rate was between $50,000 and $60,000 per month.  It is difficult to estimate the burn rate at this point insomuch as the new business lines and revenue streams are still being developed.  One of the Company's main goals is to return to the status of a going concern by having reduced operating losses and subsequently becoming profitable.  As indicated throughout this document, two other major goals of ABI are to (1) leverage the core technology, low-dose oral interferon, and (2) diversify Company operations to incorporate additional lines of business which will extend the reach of ABI into additional economic sectors such as biotech / bio-pharmaceutical / health care products and life sciences business.  The investor base has indicated the willingness to assist in future financing of operations as ABI seeks to monetize its existing (and potentially newly developed) intellectual property. ABI estimates its post-reorganization financing needs to be between $1,000,000 and $1,600,000.

There can be no assurance that we will be successful in our efforts to make the Company profitable.  If those efforts are not successful, we will be forced to cease operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information under this Item 3.

ITEM 4.  Controls and Procedures
Disclosure Controls and Procedures

At the end of the period covered by the Annual Report on Form 10-K for the fiscal year ended  December 31, 2016, and this Form 10Q Quarterly Report for the quarter ending March 31, 2017, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by the Annual Report and Quarterly Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes to Internal Controls and Procedures over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Remediation Plans

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

On September 30, 2016, the Board of Directors approved the Company to amend the previously authorized Private Placement 2016-2 offer, sale, and issuance of unregistered securities.  The Private Placement 2016-2 was amended to offer up to 10,000,000 shares of the Company's common stock at a price of $.1875 per share for an aggregate offering amount of $1,875,000.  The offering is to be completed within one (1) year of the date of approval.  During the first quarter of 2017, the Company sold 270,000 shares of common stock at $.1875 per share for proceeds of $50,625.
ITEM 3.	Defaults Upon Senior Securities.
None

ITEM 4.	Mine Safety Disclosures.
Not applicable

ITEM 5.	Other Information.
None

ITEM 6.	Exhibits.
None

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMARILLO BIOSCIENCES, INC.
Date: May 12, 2017	By: /s/ Stephen T. Chen Stephen T. Chen, Chairman of the Board, and Chief Executive Officer
Date: May 12, 2017	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer