Form 10-Q
period 2017-06-30
AMARILLO BIOSCIENCES INC
filed 2017-08-11
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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
As of August 11, 2017 there were 22,437,176 shares of the issuer's common stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Balance Sheets
(Unaudited)
	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$69,376	$134,125
Inventory	-	14,700
Advance to related party	37,835	37,835
Prepaid expense and other current assets	49,596	75,739
Total current assets	156,807	262,399
Patents, net	170,843	156,063
Property and equipment, net	35,606	44,214
Total assets	$363,256	$462,676

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$177,224	$165,502
Accrued interest - related parties	8,523	3,259
Advance from related party	187,500	187,500
Customer deposits – related parties	-	124,833
Convertible note payable – related party	791,481	791,481
Notes payable – related party	70,000	-
Total current liabilities	1,234,728	1,272,575
Total liabilities	1,234,728	1,272,575

Commitments and contingencies
Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000,
Issued and outstanding shares – 0 at June 30, 2017 and December 31, 2016	-	-
Common stock, $0.01 par value:
Authorized shares - 100,000,000,
Issued and outstanding shares – 22,437,176 and 21,916,143 at June 30, 2017 and December 31, 2016, respectively	224,371	219,161
Additional paid-in capital	346,705	237,540
Accumulated deficit	(1,442,548)	(1,266,600)
Total stockholders' deficit	(871,472)	(809,899)
Total liabilities and stockholders' deficit	$363,256	$462,676
See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Revenues:
Sales – APT	$250,502	$-	$250,502	$-
Sales – Herbs	-	-	-	4,400
Total revenues	250,502	-	250,502	4,400
Cost of revenues:
Product sales	58,801	-	58,801	5,100
Total cost of revenues	58,801	-	58,801	5,100
Gross margin (loss)	191,701	-	191,701	(700)

Operating expenses:
Research and development expenses	-	-	-	-
Selling, general and administrative expenses	176,935	135,127	361,948	255,706
Total operating expenses	176,935	135,127	361,948	255,706

Operating income (loss)	14,766	(135,127)	(170,247)	(256,406)

Other income (expense)
Interest expense	(1,742)	(1,097)	(5,701)	(1,459)
Net income (loss)	$13,024	$(136,224)	(175,948)	$(257,865)

Basic and diluted net income (loss) per share	$0.00	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	22,431,427	21,069,535	22,353,918	20,607,173

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended June 30, 2017	Six months ended June 30, 2016

Net cash used in operating activities:	$(159,588)	$(325,120)

Cash flows from investing activities:
Investment in equipment	-	(47,686)
Investment in patents	(25,786)	(20,446)
Net cash used in investing activities	(25,786)	(68,132)

Cash flows from financing activities:
Proceeds from private placement offering	50,625	421,875
Proceeds from convertible note payable – related party	-	262,500
Proceeds from note payable – related party	70,000	-
Net cash provided by financing activities	120,625	684,375

Net change in cash	(64,749)	291,123
Cash and cash equivalents at beginning of period	134,125	21,138
Cash and cash equivalents at end of period	$69,376	$312,261
Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Noncash transactions:
Conversion of accounts payable – related party to convertible note payable – related party	$-	$144,426
Conversion of notes payable – related party to convertible note payable – related party	$-	$384,555

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

The Medical Division opened a diabetic treatment center in Hong Kong in February, 2017, and is preparing to deploy diabetic treatment centers in Taiwan.  These centers will provide a therapy (Artificial Pancreas Treatment, or "APT") for the management of Type 1 and Type 2 diabetes along with the reversal of the complications that historically accompany this disease and plague patients. The Consumer Product Division is presently working on a delivery system for nutraceuticals and food supplements such as Vitamin C, negotiations to import and distribute to the Asian markets a natural resource product which can be modified for human, animal, or agricultural applications, and enter the alternative medicine market through domestic and international distribution of natural Kentucky Wild Ginseng and other medicinal herbs.

2.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on April 17, 2017, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

3.
Financial Condition.  These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not yet achieved sustained operating income, and its operations are funded primarily from debt and equity financings. However, losses are anticipated in the ongoing development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.

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

4.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On June 30, 2017, a total of 26,747,815 shares of common stock were either issued (22,437,176) or reserved for conversion of convertible debt to stock (4,310,639).

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

On January 3, 2017, Stephen T. Chen, CEO, and Bernard Cohen, CFO/VP, received 145,405 shares of common stock and 19,387 shares of common stock, respectively, as payment of a 2016 stock bonus totaling $42,500.  The stock was issued at a price of $.2579 per share pursuant to the Board of Directors resolution of December 20, 2016. The shares are recognized as stock compensation expense for the period ended June 30, 2017.

On April 3, 2017, Stephen T. Chen, CEO, and Bernard Cohen, CFO/VP, received 76,095 shares of common stock and 10,146 shares of common stock, respectively, as payment of a Q1 2017 stock bonus totaling $21,250.  The stock was issued at a price of $.2464 per share. The shares are recognized as stock compensation expense for the period ended June 30, 2017.

No stock has been sold subsequent to the balance sheet date of June 30, 2017 and through the issue date of this report.

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

	June 30, 2017	December 31, 2016
Convertible Note payable – related party	$ 144,426	$ 144,426
Convertible Note payable – related party	262,500	262,500
Convertible Note payable – related party	384,555	384,555
Convertible Notes payable – related party	$ 791,481	$ 791,481

6.
Related Party Transactions. On May 23, 2016, Amarillo Biosciences, Inc. ("ABI"), the Principal, entered into an Agency and Service Agreement with ACTS Global Healthcare, Inc. ("ACTS Global"), a Taiwan Corporation, the Agent. To date, ABI has advanced to ACTS Global "Principal Funds" in the amount of NTD $3,000,681 ($91,968 USD), to be utilized and /or expended by ACTS Global solely as instructed by ABI.  Additional advances may be made by ABI to ACTS Global.  ACTS Global was also engaged by ABI to perform such other business services as may be requested by ABI in the agreed geographic area of Taiwan and the People's Republic of China.  That Agency Agreement is still in force.  For their services, ACTS Global, is be paid by ABI, one percent (1%) of the Principal's services expended by the Agent at the Principal's direction. Any other services rendered by the Agent will be paid for by the Principal based on comparable and/or reasonable values of the service rendered.  As of June 30, 2017, ACTS Global has a balance of $37,835 to be utilized for the benefit of the Company, which is included on the Company's Balance Sheet in Advance to related party.

In April 2016, the Company received proceeds of $187,500 from an investor related to Amarillo Biosciences (Hong Kong) Ltd. in exchange for the potential issuance of 1,000,000 shares of common stock (Private Placement 2016-2).  As of June 30, 2017, the shares have not been issued and the amount received is included in Advances from related party.  As of the filing date, the stock subscription has not been executed.
On December 20, 2016, effective January 1, 2017, the Board of Directors approved a resolution whereby Dr. Chen's annual compensation was changed to $90,000 cash per annum and $75,000 per annum payable in the Company's unregistered, voting common stock.  The Board also approved the change in compensation to Bernard Cohen to $65,000 cash per annum and $10,000 per annum payable in the Company's unregistered, voting common stock. The cash compensation is to be paid on the normal payroll cycle of 15th and 31st of each month and stock compensation to be paid quarterly.  Shares are to be priced at the average of all trading day closing quotes on the OTC-BB for the month preceding date of issuance, with such shares to be issued on the first business day after the close of each calendar quarter or as soon thereafter as practicable.  During the period ended June 30, 2017, the Company has issued an aggregate of 251,033 shares of common stock valued at $63,750. As of June 30, 2017, the Company has accrued $21,250 in Accounts Payable and Accrued Expenses representing Q2 2017 shares that have not been issued.

On May 25, 2017, a Promissory Note in the amount of $70,000 was issued to Dr. Chen.  The Note is due on May 25, 2018, is unsecured, and bears interest at .86% per annum.

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

ABI holds various patents and related intellectual property, which are described earlier in this document. The most significant asset is intellectual property consisting of four patents, two pending patents, one in the U.S. and one in Taiwan.  Additionally, we have one trademark. One of the patents expires in less than two years and two of the patents expire in a range of three to five years. The newest patent will expire in April 2033.  These four patents and the two pending patents employ the Company's core technology, which is the oral, low dosage use of (human) interferon. These patents will not have significant value unless commercialized, which will require adequate funding, time, effort, and expertise in biologics.  As previously stated, ABI's sole source of human interferon discontinued production, which negatively impacted ABI's ability to obtain source product. The anticipated location and development time required for a new source of human interferon along with the requisite testing and FDA approval time could exceed the life span of all but the newest of the patents, and even if it does not, could leave relatively little time to derive revenues from the patent protections, prior to patent expiration. The patent which also carries the trademark, a product promoting oral health, also is the victim of supply-chain interruption because the supplier of the raw material for the product (anhydrous crystalline maltose, or "ACM") has substantially increased its purchase price. The price increase and other actions have rendered the manufacture and sale of the product less attractive.

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

Results of Operations for Quarters Ended June 30, 2017 and 2016:

Revenues.  During the quarters ended June 30, 2017, we had revenue recognition from APT equipment sales of $250,502. During the quarter ended June 30, 2016, there were no sales of ginseng samples, dietary supplements or ACM.

Cost of Revenues.  During the quarters ended June 30, 2017, we purchased equipment at a cost of $58,801, including shipping, insurance, and import fees, which was sold for the APT program.  During the quarter ended June 30, 2016, no equipment, ginseng, dietary supplements, or ACM was purchased for resale.

Research and Development Expenses. Research and development expenses have not been incurred for the quarters ended June 30, 2017, and June 30, 2016.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $176,935 were incurred for the second quarter in 2017, compared to $135,127 for the second quarter of 2016, an increase of $41,808 (31%).  This increase is mostly due to additional salary expense in 2017.

Operating Income (Loss).  In the three-month period ended June 30, 2017, the Company's operating income was $14,766 compared to an operating loss for the three-month period ended June 30, 2016 of $135,127, a $149,893 decrease in loss. There were more expenses overall during the second quarter of 2017, offset against sales of APT equipment.

Interest Expense.  During the three-month period ended June 30, 2017, interest expense was $1,742, compared to $1,097 for the three-month period ended June 30, 2016.  The interest expense recognized in the second quarter of 2017 is mostly due to accrued interest for our secured and unsecured loans with Dr. Stephen Chen.

Net Income (Loss). In the three-month period ended June 30, 2017, the Company had net income of $13,024 compared to a net loss for the three-month period ended June 30, 2016, of $136,224 an $149,248 (110%) decrease in loss. This decrease was mainly due to recognition of recent APT equipment sales.

Results of Operations for the Six Months Ended June 30, 2017 and 2016:

Revenues.  During the six months ended June 30, 2017 and June 30, 2016, there were no sales of dietary supplements, or ACM.  There were no sales of ginseng samples in 2017, a potential source of revenue, compared to $4,400 in 2016, a decrease of (100%) in 2017. In 2017, there was revenue recognition of APT equipment sales of $250,502, compared to no sales in 2016.

Cost of Revenues.  During the six months ended June 30, 2017 and June 30, 2016, no dietary supplements or ACM was purchased for resale.  No ginseng was purchased for resale in 2017 as compared to $5,100 in 2016.  In 2017, equipment in the amount of $58,801, including shipping, insurance, and import fees, was purchased and resold for the APT program, compared to no equipment purchases in 2016.

Research and Development Expenses. Research and development expenses have not been incurred for the six months ended June 30, 2017, and June 30, 2016.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $361,948 were incurred for the first six months of 2017, compared to $255,706 for the first six months of 2016, an increase of $106,242 (42%).  This increase is mostly due to additional salary expense in 2017.

Operating Loss.  In the six month period ended June 30, 2017, the Company's operating loss was $170,247 compared to an operating loss for the six month period ended June 30, 2016 of $256,406, a $86,159 (34%) decrease. There were more expenses overall during the second quarter of 2017, offset against sales of APT equipment.

Interest Expense.  During the six-month period ended June 30, 2017, interest expense was $5,701, compared to $1,459 for the six-month period ended June 30, 2016, an increase of $4,242 (291%). The interest expense recognized in the six-month period ended June 30, 2017 is mostly due to accrued interest for our secured and unsecured loans with Dr. Stephen Chen and interest paid associated with our D&O insurance policy payment.

Net Loss. In the six months ended June 30, 2017, the Company's net loss was $175,948 compared to a net loss for the six months ended June 30, 2016 of $257,865 a $81,917 (32%) decrease. This decrease was mainly due to recognition of recent APT equipment sales.

Liquidity Needs. At June 30, 2017, we had available cash of $69,376 whereas we had a cash position of $134,125 as of December 31, 2016.  The Company had a working capital deficit of $443,046 at the end of June 30, 2016.  For 2017, the working capital deficit was $1,077,921.  Historically the burn rate was between $50,000 and $60,000 per month.  It is difficult to estimate the burn rate at this point insomuch as the new budgets are still being developed.  One of the Company's main goals is to return to the status of a going concern by having reduced operating losses and subsequently becoming profitable.  As indicated throughout this document,  two other major goals of ABI are to (1) leverage the core technology, low-dose oral interferon, and (2) diversify Company operations to incorporate additional lines of business which will extend the reach of ABI into additional economic sectors such as biotech / bio-pharmaceutical / health care products and life sciences business.  The Yang Group has indicated the willingness to assist in future financing of operations as ABI seeks to monetize its existing (and potentially newly developed) intellectual property. ABI estimates its financing needs to be between $1,000,000 and $1,600,000 to support our core technology, which is included in the Pharmaceutical Division, and exploring the possibility of instituting new revenue streams with a Medical Division and a Consumer Products Division.

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

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures

At the end of the period covered by the Annual Report on Form 10-K for the fiscal year ended  December 31, 2016, and this Form 10-Q Quarterly Report for the quarter ending June 30, 2017, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by the Annual Report and Quarterly Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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
On September 30, 2016, the Board of Directors approved the Company to amend the previously authorized Private Placement 2016-2 offer, sale, and issuance of unregistered securities.  The Private Placement 2016-2 was amended to offer up to 10,000,000 shares of the Company's common stock at a price of $.1875 per share for an aggregate offering amount of $1,875,000.  The offering is to be completed within one (1) year of the date of approval.  During the first quarter of 2017, the Company sold 270,000 shares of common stock at $.1875 per share for proceeds of $50,625.  No shares were sold during the second quarter of 2017, nor have any shares been sold subsequent to the balance sheet date nor through the date this report was filed.

ITEM 3.	Defaults Upon Senior Securities.
None

ITEM 4.	Mine Safety Disclosures.
Not applicable

ITEM.5.	Other Information.
None

ITEM 6.	Exhibits.
None

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMARILLO BIOSCIENCES, INC.
Date: August 11, 2017	By: /s/ Stephen T. Chen Stephen T. Chen, Chairman of the Board, and Chief Executive Officer
Date: August 11, 2017	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer