Form 10-Q
period 2017-09-30
AMARILLO BIOSCIENCES INC
filed 2017-11-20
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes   [√] No
As of November 20, 2017, there were 23,156,563 shares of the issuer's common stock outstanding.

AMARILLO BIOSCIENCES, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Balance Sheets
(Unaudited)
	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$145,029	$134,125
Inventory	-	14,700
Advance to related party	28,584	37,835
Prepaid expense and other current assets	38,718	75,739
Total current assets	212,331	262,399
Patents, net	179,208	156,063
Property and equipment, net	31,302	44,214
Total assets	$422,841	$462,676

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$175,339	$165,502
Accrued interest - related parties	10,018	3,259
Advance from related party	187,500	187,500
Stock subscription deposit	142,107	-
Customer deposits – related parties	-	124,833
Convertible note payable – related party	886,481	791,481
Total current liabilities	1,401,445	1,272,575
Total liabilities	1,401,445	1,272,575

Commitments and contingencies
Stockholders' deficit
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000,
Issued and outstanding shares – 0 at September 30, 2017 and December 31, 2016	-	-
Common stock, $0.01 par value:
Authorized shares - 100,000,000,
Issued and outstanding shares – 23,078,668 and 21,916,143 at September 30, 2017 and December 31, 2016, respectively	230,787	219,161
Additional paid-in capital	465,960	237,540
Accumulated deficit	(1,675,351)	(1,266,600)
Total stockholders' deficit	(978,604)	(809,899)
Total liabilities and stockholders' deficit	$422,841	$462,676
See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Revenues:
Sales – ACM	$-	$-	$250,502	$-
Sales – Herbs	-	-	-	4.400
Total revenues	-	-	250,502	4,400
Cost of revenues:
Product sales	-	-	58,801	5,100
Total cost of revenues	-	-	58,801	5,100
Gross Margin	-	-	191,701	(700)

Operating expenses:
Research and development expenses	-	-	-	-
Selling, general and administrative expenses	230,875	178,470	592,822	434,176
Total operating expenses	230,875	178,470	592,822	434,176

Operating loss	(230,875)	(178,470)	(401,121)	(434,876)

Other income (expense):
Interest expense	(1,929)	(798)	(7,630)	(2,257)
Net loss	(232,804)	$(179,268)	(408,751)	$(437,133)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding – basic and diluted	22,789,370	21,394,810	22,500,663	20,871,635

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30, 2017	Nine months ended September 30, 2016

Net cash used in operating activities:	$(188,526)	$(426,988)

Cash flows from investing activities:
Investment in equipment	-	(47,685)
Investment in patents	(39,945)	(54,483)
Net cash used in investing activities	(39,945)	(102,168)

Cash flows from financing activities:
Proceeds from private placement offering	144,375	421,875
Proceeds from convertible note payable – related party	95,000	262,500
Net cash provided by financing activities	239,375	684,375

Net change in cash	10,904	155,219
Cash and cash equivalents at beginning of period	134,125	21,138
Cash and cash equivalents at end of period	$145,029	$176,357
Supplemental disclosure of cash flow information
Cash paid for interest	$-	$1,066
Cash paid for income taxes	$-	$-
Noncash transactions:
Common stock shares issued for services	$10,671	$-
Conversion of accounts payable – related party to convertible note payable – related party	$-	$144,426
Conversion of notes payable – related party to convertible note payable – related party	$-	$384,555

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

The Medical Division opened a diabetic treatment center in Hong Kong in February 2017, and has deployed diabetic treatment centers in Taiwan.  These centers will provide a proprietary therapy for the management of Type 1 and Type 2 diabetes along with the reversal of the complications that historically accompany this disease and plague patients. The Consumer Product Division is presently working on a delivery system for nutraceuticals and food supplements such as Vitamin C.  The Company continues negotiations to import and distribute to the Asian markets a natural resource product which can be modified for human, animal, or agricultural applications.  Additionally, ABI has entered the alternative medicine market through domestic and international distribution of natural Kentucky Wild Ginseng and other medicinal herbs.
2.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on April 17, 2017, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

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

4.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On September 30, 2017, a total of 28,731,754 shares of common stock were either issued (23,078,668), reserved for conversion of convertible debt to stock (4,817,305), issuance to two Company officers as compensation, or held for future issue to a prepaid private placement investment (757,904).

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

During the first quarter of 2017, the Company sold 270,000 shares of common stock at $.1875 per share for proceeds of $50,625.  No stock was sold during the second quarter of 2017.  During third quarter of 2017, the Company sold 500,000 shares of common stock at $.1875 per share for aggregate proceeds of $93,750.  One of the investors was ABI Chairman, CEO, and President Dr. Stephen T. Chen purchasing 200,000 common shares at $.1875 per share for total proceeds of $37,500.

On January 3, 2017, Stephen T. Chen, CEO, and Bernard Cohen, CFO/VP, received 145,405 shares of common stock and 19,387 shares of common stock, respectively, as payment of a 2016 stock bonus totaling $42,500.  The stock was issued at a price of $.2579 per share pursuant to the Board of Directors resolution of December 20, 2016. The shares are recognized as stock compensation expense for the period ended December 31, 2016.

On April 3, 2017, Stephen T. Chen, CEO, and Bernard Cohen, CFO/VP, received 76,095 shares of common stock and 10,146 shares of common stock, respectively, as payment of a Q1 2017 stock bonus totaling $21,250.  The stock was issued at a price of $.2464 per share. The shares are recognized as stock compensation expense for the quarter ended March 31, 2017.

On July 7, 2017, Stephen T. Chen, CEO, and Bernard Cohen, CFO/VP, received 74,552 shares of common stock and 9,940 shares of common stock, respectively, as payment of a Q2 2017 stock bonus totaling $21,250.  The stock was issued at a price of $.2515 per share. The shares are recognized as stock compensation expense for the quarter ended June 30, 2017.

On August 1, 2017, 57,000 common shares were issued at of $.1875 per share representing payment of aggregate finders' fees in the amount of $10,671.

In September 2017, the Company entered into a subscription agreement to sell approximately $1.4M in shares at $0.1875 per share (7,579,059 shares).  The Company accepted a 10% deposit of $142,107 which is recorded on the balance sheet as Stock Subscription Deposit.  As of the filing date no shares have been issue.

On October 26, 2017, the Board of Directors unanimously approved a Consent Resolution authorizing the Company to amend the Private Placement 2016-2 offering to be extended through April 26, 2018 and to offer an additional 5,000,000 shares at a price of $.1875 per share.  This amendment increased the aggregate offering amount to $2,812,500.  On October 31, 2017, the Company filed the requisite Form D disclosing the amendment.

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

On May 25 2017, a Convertible Promissory Note in the amount of $70,000 was issued to Dr. Chen in exchange for the aggregated amounts of three cash advances.  The Convertible Note is due on demand, is unsecured, bears interest at the Short-Term Applicable Federal Rate of .86% per annum, and is convertible into ABI common stock at a stock price of $.1875 per share.

On September 1 2017, a Convertible Promissory Note in the amount of $25,000 was issued to Dr. Chen in exchange for one cash advance.  The Convertible Note is due on demand, is unsecured, bears interest at the Short-Term Applicable Federal Rate of .96% per annum, and is convertible into ABI common stock at a stock price of $.1875 per share.

	September 30, 2017	December 31, 2016
Convertible Note payable – related party	$144,426	$144,426
Convertible Note payable – related party	262,500	262,500
Convertible Note payable – related party	384,555	384,555
Convertible Note payable – related party	70,000	-
Convertible Note payable – related party	25,000	-
Convertible Notes payable – related party	$886,481	$791,481

6.
Related Party Transactions. On May 23, 2016, Amarillo Biosciences, Inc. ("ABI"), the Principal, entered into an Agency and Service Agreement with ACTS Global Healthcare, Inc. ("ACTS Global"), a Taiwan Corporation, the Agent. To date, ABI has advanced to ACTS Global "Principal Funds" in the amount of NTD $3,000,681 ($91,968 USD), to be utilized and /or expended by ACTS Global solely as instructed by ABI.  Pursuant to the Agreement, additional advances may be made by ABI to ACTS Global.  An advance in the amount of $37,500 was made to ACTS Global on September 1, 2017.  ACTS Global was also engaged by ABI to perform such other business services as may be requested by ABI in the agreed geographic area of Taiwan and the People's Republic of China.  That Agency Agreement is still in force.  For their services, ACTS Global, is to be paid by ABI, one percent (1%) of the Principal's services expended by the Agent at the Principal's direction. Any other services rendered by the Agent will be paid for by the Principal based on comparable and/or reasonable values of the service rendered.  As of September 30, 2017, ACTS Global has a balance of $28,584 to be utilized for the benefit of the Company, which is included on the Company's Balance Sheet in Advance to related party.

In April 2016, the Company received proceeds of $187,500 from an investor related to Amarillo Biosciences (Hong Kong) Ltd. in exchange for the potential issuance of 1,000,000 shares of common stock (Private Placement 2016-2).  As of September 30, 2017, the shares have not been issued and the amount received is included in Advances from related party.  As of the filing date, the stock subscription has not been executed.
On December 20, 2016, effective January 1, 2017, the Board of Directors approved a resolution whereby Dr. Chen's annual compensation was changed to $90,000 cash per annum and $75,000 per annum payable in the Company's unregistered, voting common stock.  The Board also approved the change in compensation to Bernard Cohen to $65,000 cash per annum and $10,000 per annum payable in the Company's unregistered, voting common stock. The cash compensation is to be paid on the normal payroll cycle of 15th and 31st of each month and stock compensation to be paid quarterly.  Shares are to be priced at the average of all trading day closing quotes on the OTC-BB for the month preceding date of issuance, with such shares to be issued on the first business day after the close of each calendar quarter or as soon thereafter as practicable.  During the period ended September 30, 2017, the Company has issued an aggregate of 535,525 shares of common stock valued at $122,500. As of September 30, 2017, the Company has accrued $21,250 in Accounts Payable and Accrued Expenses representing Q3 2017 shares that have not been issued.

On May 25 2017, a Convertible Promissory Note in the amount of $70,000 was issued to Dr. Chen in exchange for the aggregated amounts of three cash advances.  The Convertible Note is due on demand, is unsecured, bears interest at the Short-Term Applicable Federal Rate of .86% per annum, and is convertible into ABI common stock at a stock price of $.1875 per share.

On September 1 2017, a Convertible Promissory Note in the amount of $25,000 was issued to Dr. Chen in exchange for one cash advance.  The Convertible Note is due on demand, is unsecured, bears interest at the Short-Term Applicable Federal Rate of .96% per annum, and is convertible into ABI common stock at a stock price of $.1875 per share.

On September 29, 2017, the Company wired cash funds in the amount of $13,000 to CTBC Bank Co Ltd in Taipei, Taiwan for the purpose of funding a cash account for the Company to begin direct branch business operations in the country.  The minimum deposit amount required to open the account was NTD 300,000 which at the time was equivalent to $10,000 (USD).  The Company wired $13,000 to the bank to minimize currency translation risk and to cover all necessary fees deducted from the transfer leaving the minimum amount required to open such an account in Taiwan for foreign branch operations.

7.	Subsequent Events
On October 6, 2017, Stephen T. Chen, CEO, and Bernard Cohen, CFO/VP, received 68,731 shares of common stock and 9,164 shares of common stock, respectively, as payment of a Q3 2017 stock bonus totaling $21,250.  The stock was issued at a price of $.2728 per share. $21,250 was accrued and recognized as stock compensation expense for the quarter ended September 30, 2017.

On October 26, 2017, the Board of Directors unanimously approved a Consent Resolution authorizing the Company to amend the Private Placement 2016-2 offering to be extended through April 26, 2018 and to offer an additional 5,000,000 shares at a price of $.1875 per share.  This amendment increased the aggregate offering amount to $2,812,500.  On October 31, 2017, the Company filed the requisite Form D disclosing the amendment.

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

ABI holds various patents and related intellectual property, which are described earlier in this document. The most significant asset is intellectual property consisting of five patents, four in the U.S. and one in Taiwan.  Additionally, we have one trademark. One of the patents expires in four months and two of the patents expire in a range of two to four years. The newest patents will expire in April and May 2033.  Four out of our five patents employ the Company's core technology, which is the oral, low dosage use of (human) interferon. These patents will not have significant value unless commercialized, which will require adequate funding, time, effort, and expertise in biologics.  As previously stated, ABI's sole source of human interferon discontinued production, which negatively impacted ABI's ability to obtain source product. The anticipated location and development time required for a new source of human interferon along with the requisite testing and FDA approval time could exceed the life span of all but the newest of the patents, and even if it does not, could leave relatively little time to derive revenues from the patent protections, prior to patent expiration. The patent which also carries the trademark, a product promoting oral health, also is the victim of supply-chain interruption because the supplier of the raw material for the product (anhydrous crystalline maltose, or "ACM") has substantially increased its purchase price. The price increase and other actions have rendered the manufacture and sale of the product less attractive.

It is anticipated that ABI will attempt to monetize and commercialize its existing intellectual property, which would necessitate identification and acquisition of new source product (e.g., Interferon), conducting new trials, and additional protection of intellectual property. It is estimated this may require additional funding (including general administrative cost and professional fees) of between $500,000 and $800,000. Similarly, ABI may explore the acquisition and development of new product lines. The cost to commercialize any such development could likely require a similar funding level, resulting in aggregate funding requirements between $1 million and $1.6 million. These activities, even if undertaken, would not be expected to produce meaningful revenue before the last calendar quarter of 2018, or possibly later.

Results of Operations for Quarters Ended September 30, 2017 and 2016:

Revenues.  During the quarter ended September 30, 2017, no revenue was recognized nor was any recognized for the quarter ended September 30, 2016.

Cost of Revenues.  No cost of revenue was recognized during the quarters ended September 30, 2017 or 2016

Research and Development Expenses. Research and development expenses have not been incurred for the quarters ended September 30, 2017, and September 30, 2016.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $230,875 were incurred for the third quarter of 2017, compared to $178,470 for the third quarter of 2016, an increase of $52,404 (29%).  This increase is mostly due to additional salary expense,  stock compensation expense, fundraising fees, and professional fees in 2017.

Operating Loss.  In the three-month period ended September 30, 2017, the Company experienced and operating loss of $230,875 compared to an operating loss for the three-month period ended September 30, 2016 of $178,470, a $52,404 increase in loss. The increased expenses of $52,404 in the third quarter of 2017 over 2016 account for the loss.

Interest Expense.  During the three-month period ended September 30, 2017, interest expense was $1,929, compared to $798 for the three-month period ended September 30, 2016, an increase of $1,131 for the period.  The interest expense recognized in the third quarter of 2017 is mostly due to accrued interest for our convertible loans made by Dr. Stephen Chen.

Net Loss. In the three-month period ended September 30, 2017, the Company experienced net loss of $232,804 compared to a net loss for the three-month period ended September 30, 2016, of $179,268 a $53,536 (30%) increase in loss. This increase in loss was mainly due to increased expenses and lack of revenue for the period.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016:

Revenues.  During the nine months ended September 30, 2017 and September 30, 2016, there were sales of APT equipment and receipt of a sales commission for sale of a natural resource product of $250,502 and $4,400, respectively.  There were no other sources of revenue for the period.  No medicinal herbs were sold in 2017 as there were in 2016, $4,400.  The significant increase in revenue for the nine-month period in 2017 over the same period in 2016, was due to the sale of APT equipment.  The net increase for the period ended September 30, 2017 was $246,102 over the same period in 2016,

Cost of Revenues.  During the nine months ended September 30, 2017, the cost of revenues was $58,801 and for September 30, 2016, $5,100.  The cost of revenues for the period ended 2017 resulted from the purchase of APT equipment.  No other merchandise was purchased for sale.  The increase in cost of revenue for 2017 over 2016 was $53,701.  The large percentage increase for the comparative periods was due to the high cost nature of APT equipment versus any other products historically purchased.  Gross profit for September 2017 increased $192,401 over the same period in 2016 because of the strong margins available on APT equipment.

Research and Development Expenses. Research and development expenses have not been incurred for the six months ended September 30, 2017, and September 30, 2016.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $592,822 were incurred for the first nine months of 2017, compared to $434,176 for the first nine months of 2016, an increase of $158,646 (37%).  This increase is mostly due to additional salary expense, stock compensation expense, fundraising fees, and professional fees in 2017 not incurred in 2016.

Operating Loss.  In the nine month period ended September 30, 2017, the Company's operating loss was $401,121 compared to an operating loss for the nine month period ended June 30, 2016 of $434,876, $33,755 (8%) less than the loss for the previous year.  Although expenses increased in 2017 over 2016, the increased gross margins significantly reduced the negative impact of the expense increases for the period.

Interest Expense.  During the nine-month period ended September 30, 2017, interest expense was $7,630, compared to $2,257 for the nine-month period ended June 30, 2016, an increase of $5,373 (238%). The interest expense recognized in the nine-month period ended September 30, 2017 is mostly due to accrued interest for convertible loans from Dr. Stephen Chen and interest paid associated with our D&O insurance policy payment.

Net Loss. In the nine months ended September 30, 2017, the Company's net loss was $408,751 compared to a net loss for the nine months ended September 30, 2016 of $437,133 a decrease in loss of $28,382 (6%). This decrease was mainly due to recognition of APT equipment revenue for the nine months and the resulting increase in Gross Profit.

Liquidity Needs. At September 30, 2017, we had available cash of $145,029 whereas we had a cash position of $134,125 as of December 31, 2016.  The Company had a working capital deficit of $1,010,176 at the end of September 30, 2016.  For 2017, the September 30, working capital deficit was $1,189,114.  Historically the burn rate was between $50,000 and $60,000 per month.  It is difficult to estimate the burn rate at this point insomuch as the new budgets and new projects are being developed.  One of the Company's main goals is to return to the status of a going concern by having reduced operating losses and subsequently becoming profitable.  As indicated throughout this document,  two other major goals of ABI are to (1) leverage the core technology, low-dose oral interferon, and (2) diversify Company operations to incorporate additional lines of business which will extend the reach of ABI into additional economic sectors such as biotech / bio-pharmaceutical / health care products and life sciences business.  Our investor group has indicated the willingness to assist in future financing of operations as ABI seeks to monetize its existing (and potentially newly developed) intellectual property. ABI estimates its financing needs to be between $1,000,000 and $1,600,000 to support our core technology, which is included in the Pharmaceutical Division, and exploring the possibility of instituting new revenue streams with a Medical Division and a Consumer Products Division.

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

ITEM 4.    Controls and Procedures
Disclosure Controls and Procedures

At the end of the period covered by the Annual Report on Form 10-K for the fiscal year ended  December 31, 2016, and this Form 10-Q Quarterly Report for the quarter ending September 30, 2017, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by the Annual Report and Quarterly Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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
On September 30, 2016, the Board of Directors approved the Company to amend the previously authorized Private Placement 2016-2 offer, sale, and issuance of unregistered securities.  The Private Placement 2016-2 was amended to offer up to 10,000,000 shares of the Company's common stock at a price of $.1875 per share for an aggregate offering amount of $1,875,000.  The offering is to be completed within one (1) year of the date of approval.  On October 26, 2017, the Board of Directors unanimously approved a Consent Resolution authorizing the Company to amend the Private Placement 2016-2 offering to be extended through April 26, 2018 and to offer an additional 5,000,000 shares at a price of $.1875 per share.  This amendment increased the aggregate offering amount to $2,812,500.  On October 31, 2017, the Company filed the requisite Form D disclosing the amendment.

During the first quarter of 2017, the Company sold 270,000 shares of common stock at $.1875 per share for proceeds of $50,625.  No shares were sold during the second quarter of 2017.  During the third quarter of 2017, the Company sold 500,000 shares of common stock at $.1875 per share for proceeds of $93,750.  Of the 500,000 shares sold in the third quarter of 2017, 200,000 shares were sold to a related party, Dr. Stephen T. Chen, Chairman, CEO, and President of the Company.  The shares were sold at a price per share of $.1875 for total proceeds of $37,500.  Also during the third quarter, finders' fees in the aggregate amount of 57,000 shares valued at $10,671, a per share price of $.1875, were paid to non-related parties as remuneration for introducing investors to the Company.  No shares have been sold subsequent to the balance sheet date nor through the date this report was filed.

ITEM 3.	Defaults Upon Senior Securities.
None

ITEM 4.	Mine Safety Disclosures.
Not applicable

ITEM.5.	Other Information.
None

ITEM 6.	Exhibits.
None

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMARILLO BIOSCIENCES, INC.
Date: November 20, 2017	By: /s/ Stephen T. Chen Stephen T. Chen, Chairman of the Board, and Chief Executive Officer
Date: November 20, 2017	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer