Form 10-K
period 2017-12-31
AMARILLO BIOSCIENCES INC
filed 2018-04-18
CIK 1014763

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)
[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the Fiscal Year Ended December 31, 2017

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] Commission File Number 0-20791
AMARILLO BIOSCIENCES, INC. (Exact name of Registrant as specified in its charter)
	Texas (State of other jurisdiction of incorporation or organization)	75-1974352 (I.R.S. Employer Identification No.)
	4134 Business Park Drive, Amarillo, Texas (Address of principal executive offices)	79110-4225 (Zip Code)
	Issuer's telephone number, including area code:	(806) 376-1741
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

As of December 31, 2017, there were outstanding 23,156,563 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of 7,678,601 shares of common stock held by non-affiliates of the registrant (based on the closing price of $0.28 for the common stock on the OTC BB.AMAR December 31, 2017) was approximately $2,150,008. Shares of common stock held by officers, directors and each shareholder owning ten percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares of the Registrant's common stock outstanding as of April 17, 2018 was 24,243,261.

PART I

The following contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in "Management's 2018 Plan of Operations" as well as those discussed elsewhere in this Form 10-K. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-K.
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

We currently own or license five issued patents, three in the U.S., and one in Taiwan, all related to the low-dose oral delivery of interferon and we own one issued patent on our dietary supplement, Maxisal®.  In our history, we have completed more than 100 pre-clinical (animal) and human studies on the safety and efficacy of low-dose orally administered interferon.  On October 31, 2013, Amarillo Biosciences, Inc., (ABI) filed a voluntary petition in the Bankruptcy Court for the Northern District of Texas, for protection under Chapter 11 of Title 11 of the U.S. code.  The Company successfully reorganized both organizationally and financially and exited bankruptcy in January of 2015.

In addition to the core technology discussed in the first paragraph of this section, ABI is currently working at instituting new revenue streams along with the core technology thus expanding the Company's current focus into a diversified business portfolio.

Current Status
The Company completely reorganized and was restructured into three business units: the Medical, Pharmaceutical, and Consumer Product Divisions. Historically, the Company has focused on R&D involving low-dose, orally administered lozenges containing interferon-alpha as a treatment for a variety of conditions. Under the leadership of Dr. Stephen T. Chen, ABI began its new life with a valuable intellectual property portfolio including five issued patents and a trademark.  Additionally, ABI has a library of almost thirty years of scientific and clinical data on the human and animal applications of low dose oral interferon. Through the Pharmaceutical Product Division along with technology and know-how available in the collection of intellectual property as well as the proprietary research history, ABI will out-license, or leverage, its core technology and form partnerships with other pharmaceutical companies to develop new discoveries and commercialize the resulting products.

An integral part of the ABI Operating Plan is to create multiple revenue streams through the implementation of programs (including but not limited to in-licensing) of medical and health care products and processes. The Medical Division and Consumer Products Division will facilitate the enhancement of those revenue streams. These programs will be the catalyst which allows ABI to enter markets in Taiwan, Hong Kong, China, and other Asian countries for the distribution of these new medical and health care products. Already, the Medical Division is preparing to deploy unique metabolic treatment centers in Taiwan beginning sometime in the third quarter of 2018. These health care clinics will provide novel therapies for the management of diabetes and other endocrine diseases to relieve the negative impact and complications of human metabolic disorders. Therapies and treatments provided by the clinics are intended to reduce human suffering and manage health care costs through reduction in the need for expensive medical procedures and medications ultimately resulting in the decrease of the number and frequency of costly emergency room visits and subsequent patient hospital admissions.  It is also anticipated that a reduction in the length of the hospital stays would occur. Likewise, the Consumer Product Division is presently working on multiple endeavors. First, this ABI division will offer a unique proprietary liposomal delivery system for nutraceuticals and food supplements such as Vitamin C, Glutathione, CoQ10, Curcumin/Resveratrol, DHA, and a Multi-Vitamin. Additionally, the liposomal delivery system can be topically used to administer quality skin care products. Next, Consumer Products has commenced negotiations to import and distribute to the Asian markets a unique natural resource product which can be modified for human, animal, or agricultural applications.
The overall operating strategy is for ABI to create a world-wide network of strategic alliances capitalizing on advanced and emerging technologies in order to engineer a diversified enterprise having a major impact on every aspect of the healthcare and life sciences industries; and assemble an exhaustive pipeline of technologically-advanced, cutting edge products and services with which to compete in the American and Asian markets. To support this strategy, ABI has opened a branch office, its Asian Operations Center (AOC) in order to increase the Company's presence in Taiwan and to access growing Asian markets.

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

While the pharmaceutical industry is creating and marketing new and effective anti-viral medications, ABI believes that there is still sufficient time to develop and commercialize low dose interferon for treatment of such diseases as Influenza, Chronic Cough in COPD, Hepatitis B, C, and D, Sjogren's Syndrome, and Thrombocytopenia caused by other diseases and as a side effect of treatment of other diseases.  The Company also has the opportunity to capitalize on its new access to the Far Eastern markets to explore sources of raw materials, capital, production facilities, and new customers.

Patents and Proprietary Rights
Since inception, the Company has worked to build an extensive patent portfolio for low-dose orally administered interferon. This portfolio consists of patents with claims that encompass method of use or treatment, and/or composition of matter and manufacturing. As listed below, we presently own or license five issued patents, including one patent on our dietary supplement.

ACTIVE PATENTS:

Patents with Method of Treatment Claims for Interferon Alpha

1.  "TREATMENT OF FIBROMYALGIA WITH LOW DOSE INTERFERON" as described and claimed in U.S. Patent No. 6,036,949 issued March 2000, Owned. Expiration: March 2018.1

2.  "TREATMENT OF THROMBOCYTOPENIA USING ORALLY ADMINISTERED INTERFERON" as described and claimed in U.S. Patent No. 9,526,694 B2 issued December 27, 2016, Owned. Expiration: April 2033.
"TREATMENT OF THROMBOCYTOPENIA USING ORALLY ADMINISTERED INTERFERON" as described and claimed in U.S. Patent No. 9,750,786 B2 issued September 5, 2017, Owned. Expiration: April 2033.
"TREATMENT OF THROMBOCYTOPENIA USING ORALLY ADMINISTERED INTERFERON" as described and claimed in U.S. Patent No. 9,839,672 B2 issued December 12, 2017, Owned. Expiration: April 2033.

3.  "TREATMENT OF THROMBOCYTOPENIA USING ORALLY ADMINISTERED INTERFERON" as described and claimed in TAIWAN Patent No. I592165 issued July 21, 2017, Owned. Expiration: May 2033.

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

Cost of Compliance with Environmental Regulations
We incurred no costs to comply with environment regulations in 2017.

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

1 This patent expired subsequent to the Balance Sheet Date of December 31, 2017.  Although the patent has expired, the science behind the patent continues to render the Company's technology as viable technology for the application to and the treatment of Fibromyalgia.

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

Research and Development
During the years ended December 31, 2017 and 2016, the Company did not incur any research and development expenses. An integral part of the reorganization process has been to refocus and realign research and development activities.  If a satisfactory replacement source of interferon is located and will serve the goals of the Company, adequate funds to conduct research and development will be allocated.  These research activities include revitalization of the Company's core technology.  Additionally, any number of other attractive technologies might be investigated.

Employees
The Company has 3 full-time employees and 1 part-time employee. Of these employees, 2 are executive officers and 2 work in administrative and research and development capacities; although no costs of these employees are currently allocated to research and development. Consultants in business and research development are also engaged as needed.  Additionally, on January 1, 2018, a full-time employee began work in the capacity of the Branch Manager and Business Development Director for the ABI Branch Office in Taiwan.  The Taiwan Branch Office serves the Company's Asian markets.  Prior to this date, the aforementioned individual executed these positions on a consulting basis.

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot facility rented by us. The lease expires on June 30, 2018 and our monthly rent is $1,090 per month. We believe that the facilities are well maintained and generally suitable and adequate for our current and projected operating needs.

ITEM 3. LEGAL PROCEEDINGS.

There are currently no legal proceedings involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II
ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Common Stock
The Company is presently traded on the OTC Bulletin Board under the symbol AMAR.  Our common stock is presently considered a "penny stock" and is subject to such market rules. The range of high and low bids as quoted on the OTC Bulletin Board for each quarter of 2017 and 2016 were as follows:
	2017		2016
Quarter	$ High	$ Low	$ High	$ Low
First	0.280	0.199	0.180	0.130
Second	0.300	0.160	0.300	0.100
Third	0.290	0.240	0.299	0.120
Fourth	0.290	0.233	0.300	0.150

The quotations reflect inter-dealer bids without retail markup, markdown, or commission, and may not represent actual transactions. As of December 31, 2017, the Company had approximately 1,687 shareholders of record.

The Company has 100,000,000 shares of voting common shares authorized for issuance.  As of December 31, 2017, a total of 38,823,759 shares of common stock were either outstanding (23,153,563) or reserved for issuance upon quarterly distribution of the compensation stock grant, private placement investments, exercise of options1 or convertible debt (15,667,196).

The Company issued common stock in 2017 and 2016 as follows:

Common Stock Issued in 2017	Shares	Issue Price		Net Price
Private placements – cash	770,000	$0.1875-		$144,375
Finder Fees – shares paid	57,000	$0.1875-		$10,688
Stock Grant – compensation	413,420	$0.2572	[2]	$106,250
Total Common Stock Issued in 2017	1,240,420	$0.2107	[3]	$261,313

Common Stock Issued in 2016	Shares	Issue Price	Net Price
Private placements – cash	1,771,333	$0.1875	$332,125
Total Common Stock Issued in 2016	1,771,333	$0.1875	$332,125

During 2017, the Company paid finder's fees at the rate of 10% of the dollar amount invested by the investor introduced to the Company, in ABI Common Shares at the share price of the prevailing offering in force at the time of the investment.  No finder's fees were paid for the year ended December 2016.

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

We use the services of American Stock Transfer and Trust Company as our transfer agent.

Preferred Stock
The shareholders have authorized 10,000,000 shares of preferred stock shares for issuance.

No Preferred Equity was outstanding as of December 31, 2017 and none is outstanding as of the Balance Sheet date of this report.

At December 31, 2017, $34,279 of unpaid dividends have been accrued on Preferred Equity previously owned by Mr. Paul Tibbits, a stockholder and director.  The dividends accrued between the filling dates of the Company's Chapter 11 Bankruptcy, October 31, 2013, and the Effective Date of the Plan of Reorganization, November 20, 2014 and are owed to Mr. Tibbits.

Stock Options and Warrants
During 2017, no options or warrants were issued to consultants, advisors, directors, employees, or investors. Consequently, there were no related expenses.

Directors, officers and consultants did not exercise any options in 2017 or 2016, see table below.

A summary of the Company's stock option activity and related information for the years ended December 31, 2017 and 2016 is as follows:

1 Currently there are no options outstanding.
2 This issue price is the average price at which shares for compensation were issued in 2017.  The price range $0.2464 - $0.2728.
3 Average issue price for all shares issued in 2017.  The price range for 2017 issuances $0.1875 & $0.2572.

	2017		2016
	Options	Price	Options	Price
Outstanding Beg. of Year*	-	-	8,568	$0.95
Granted	-	-	-	-
Cancelled/Expired	-	-	(8,568)	0.95
Exercised	-	-	-	-
Outstanding End of Year	-	-	-	-
Exercisable End of Year	-	-	-	-
*All options went through a 1-for-19 reverse split in November 2014, as part of the plan of reorganization.

No warrants were exercised in 2017 or 2016.

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2017 and 2016 is as follows:
	2017		2016
	Warrants	Price Range	Warrants	Price Range
Outstanding Beg. of Year*	-	-
Granted	-	-		-
Cancelled/Expired	-	-
Exercised	-	-		-
Outstanding End of Year	-	-		-
Exercisable End of Year	-	-		-
*All options went through a 1-for-19 reverse split in November 2014, as part of the plan of reorganization.

Insurance
As of December 31, 2017, the Company has an outstanding balance of $4,097 for a financing agreement for the periodic payment of Directors & Officers Liability Insurance premium for 2017 – 2018.  The terms of the agreement are as follows:  Payee – CAA Premium Finance, LLC; Effective Date – May 1, 2017; Total Premiums - $59,500; Cash Down Payment - $15,625 (paid to DFB Insurance Group/Amarillo); Amount Financed - $43,875; Annual Percentage Rate – 5.39%; Finance Charge - $1,191 Total Payments - $45,066; Periodic Payment - $4,097; Number of Payments – 11 (eleven); First Payment June 1, 2017.

Convertible Notes Payable and Other Related Party Transactions

As of December 31, 2016, the Company carried the following Convertible Notes Payable to Dr. Stephen T. Chen, Chairman, CEO, and President.
Note #.	Date	Payee	Principal Amount	Maturity	Annual Interest AFR[5]	Conversion Price
1	1/11/2016	Stephen T. Chen	$144,426.00	On Demand	.75%	$0.1680
2	3/18/2016	Stephen T. Chen	$262,500.00	On Demand	.65%	$0.1875
3	6/30/2016	Stephen T. Chen	$384,555.00	On Demand	.64%	$0.1875
Total Convertible Notes Payable			$791,481.00

5 Short Term Applicable Federal Rate

All of the Notes are unsecured. The Notes are convertible into ABI Common Voting Shares which are issued as restricted stock pursuant to SEC Rule 144.  The shares must be held for a minimum of six (6) months before they can be sold or otherwise traded.  Other restrictions might apply.

On May 25, 2017, a Convertible Promissory Note in the amount of $70,000 was issued to Dr. Chen in exchange for the aggregated amounts of three cash advances.  The Convertible Note is due on demand, is unsecured, bears interest at the Short-Term Applicable Federal Rate of .86% per annum, and is convertible into ABI common stock at a stock price of $.1875 per share.

On September 1, 2017, a Convertible Promissory Note in the amount of $25,000 was issued to Dr. Chen in exchange for one cash advance.  The Convertible Note is due on demand, is unsecured, bears interest at the Short-Term Applicable Federal Rate of .96% per annum, and is convertible into ABI common stock at a stock price of $.1875 per share.

Note #.	Date	Payee	Principal Amount	Maturity	Annual Interest AFR[6]	Conversion Price
4	5/25/2017	Stephen T. Chen	$70,000.00	On Demand[7]	.86%	$0.1875
5	9/01/2017	Stephen T. Chen	$25,000.00	On Demand[8]	.96%	$0.1875
Additional Convertible Notes Payable			$95,000.00

As of December 31, 2017, the Company continued to have five convertible promissory notes payable to Dr. Steven T. Chen, ABI Chairman, CEO, and President.  Interest has been accrued through the end of the fiscal year.  The total principal and interest outstanding on December 31, 2017, was $895,434.

	December 31, 2017	December 31, 2016
Convertible Note payable – related party	$144,426	$144,426
Convertible Note payable – related party	262,500	262,500
Convertible Note payable – related party	384,555	384,555
Convertible Note payable – related party	70,000	-
Convertible Note payable – related party	25,000	-
Convertible Notes payable – related party	$886,481	$791,481

Subsequent to the Balance Sheet Date, the following related party transactions occurred:  January 18, 2018 – Tendered check #1729 to Stephen Chen in the amount of $25,083.  Dr. Chen demanded payment in full of the principal, $25,000, and accrued interest.  Dr. Chen was paid accrued interest through December 31, 2017 in the amount of $80.22 and through payment date in the amount of $3.29.

March 9, 2018 – Tendered check #1760 to Stephen Chen in the amount of $173,734.  This consisted of a demand payment in full of the $70,000 note which was $70,000 principal, accrued interest through December 31, 2017, of $362.86, and accrued interest through payment date of $112.14.  Additionally, the amount included a principal demand payment of $100,000 against the note for $384,555 and accrued interest through December 31, 2018, for $2,461.17 and accrued interest through payment date for $798.44.

On May 23, 2016, Amarillo Biosciences, Inc. ("ABI"), the Principal, entered into an Agency and Service Agreement with ACTS Global Healthcare, Inc. ("ACTS Global"), a Taiwan Corporation, the Agent. ABI advances funds to ACTS Global to be utilized and /or expended by ACTS Global solely as instructed by ABI.  Additional advances may be made by ABI to ACTS Global as necessary.  For their services, ACTS Global, is be paid by ABI, one percent (1%) of the Principal's services expended by the Agent at the Principal's direction. Any other services rendered by the Agent will be paid for by the Principal based on comparable and/or reasonable values of the service rendered.  As of December 31, 2017, a balance of $58,135 is in the ACTS Global account for the benefit of the Company, which is included on the Company Balance Sheet in Advance to Related Party.

6 Short Term Applicable Federal Rate
7 If no demand is made, then the note matures on May 25, 2018.
8 If no demand is made, then the note matures on September 1, 2018.

Other Related Party Transactions

On September 29, 2017, the Company wired cash funds in the amount of $13,000 to CTBC Bank Co Ltd in Taipei, Taiwan for the purpose of funding a cash account for the Company to begin direct branch business operations in the country.  The minimum deposit amount required to open the account was NTD 300,000 which at the time was equivalent to $10,000 (USD).  The Company wired $13,000 to the bank to minimize currency translation risk and to cover all necessary fees deducted from the transfer leaving the minimum amount required to open such an account in Taiwan for foreign branch operations.  The net amount of the transfer left on deposit was $9,897.40 after receiving a return of cash in the amount of $3,102.60

ABI has established a branch office in Taiwan which will conduct Company operations for the Asian markets.  The operating account for the branch has not yet been opened, although as stated above, the security capital has been posted.  The Company will continue its Agency Agreement until the operating account is approved.  It is anticipated that the branch office will be fully operational prior to the end of second fiscal quarter.

On February 2, 2018, 1,000,000 shares were issued at $.1875 per share for a total price of $187,500 to Stephen T. Chen in exchange for operating funds previously advanced to the Company during the period from March 18, 2016, through April 7, 2016.  These funds were transferred in through an account in Hong Kong.

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
Company Management and Employees. On December 31, 2017, ABI had four employees, five directors, and three consultants. Presently, ABI has four employees, five directors, and two consultants. The employees include the following persons:

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

Edward L. Morris:
JD, Secretary and General Counsel. Mr. Morris practiced law in Amarillo, Texas, prior to his retirement from full time practice in 2011. His practice included substantial time devoted to corporate and securities law, including services for ABI. Mr. Morris was graduated from Yale College before obtaining his law degree from Harvard Law School.

Maggie Wang:
Asian markets branch manager and Business Development Director.  Ms. Wang has an extensive background in business development and marketing of consumer products in Asian countries. Ms. Wang coordinates information between the ABI office and the Asian Operations Center.

Directors.  The board of directors of ABI consists of the following persons: Stephen T. Chen, Ph.D., Yasushi Chikagami, Daniel Fisher, and Nicholas Moren.

Consultants.  From time to time, the Company engages consultants as needed for specific areas of responsibility.  Presently, the Company has engaged the following consultants:  Dr. Yung-Hsiang Hung – Medical Affairs Director; and Dr. Ching-Yuan Lee, Director of Research and Development. Ms. Maggie Wang, Business Development Manager.

Assets, Liquidity, and Capital.  ABI holds various patents and related intellectual property, which are described earlier in this document.

At December 31, 2017, we had available cash of $1,980,015 whereas we had a cash position of $134,125 as of December 31, 2016. The Company had working capital deficit of $1,010,176 at the end of fiscal year 2016.  For 2017, working capital was $261,412.  The burn rate is between $50,000 and $60,000 per month.  The Company is striving to establish new revenue streams and to return to the status of a going concern by having reduced operating losses and subsequently becoming profitable.  As indicated throughout this document, two other major goals of ABI are to (1) leverage the core technology, low-dose oral interferon, and (2) diversify Company operations to incorporate additional lines of business which will extend the reach of ABI into additional economic sectors such as biotech / bio-pharmaceutical / health care products and life sciences business.  ABI aggressively seeks to monetize its existing and any newly developed intellectual property. ABI estimates its immediate development financing needs to be between $1,000,000 and $1,600,000.

Dr. Chen and the present management team will continue to operate ABI.

Pending Litigation
To the best of management's knowledge, the Company does not believe that there is any pending litigation against ABI.

Comparison of results for the fiscal year ended December 31, 2017, to the fiscal year ended December 31, 2016.

Revenues.   Revenue for 2017 was $250,928 for a sale of metabolic treatment equipment to one customer. There was no  revenue in 2016.  Gross profit for 2017 is $190,612.

Selling, General and Administrative Expenses.  Costs were up in 2017.  Selling, General and Administrative expenses increased from $667,111 for the fiscal year ended December 31, 2016 to $770,375 for the fiscal year ended December 31, 2017, an increase of $103,264 or approximately 15%. Increases in the following expense accounts were the main constituents of the increase in Selling, General, and Administrative expenses: Project exploration expense increased $10,841, salaries & compensation-restricted stock grant increased $71,010 (28%), fund raising fees were $10,688 (100%) and meals increased $9,905 (85%).

Research and Development Expenses.  Research and development expenses were not incurred for the fiscal years ended 2017 and 2016.

Net Loss.  Net loss for the fiscal year ended December 31, 2017 was $617,375 compared to net loss of $669,982 for the fiscal year ended December 31, 2016, a difference of $52,607 or approximately 8%.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a "smaller reporting company" as defined in Item 10(f)(1) of SEC Regulation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth beginning on page F-1 immediately following the signature page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended  December 31, 2017 an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes to Internal Controls and Procedures over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the annual period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the existence of these material weaknesses as of December 31, 2017, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of December 31, 2017, the directors and executive officers of the Company were as follows:
Name	Age	Position
Stephen Chen, PhD (1)	68	Chairman of the Board, Chief Executive Officer President, Chief Operating Officer and Director
Bernard Cohen	64	Vice President and Chief Financial Officer
Yasushi Chikagami	78	Director
Daniel Fisher……………………………	73	Director
Nicholas Moren…………………………	71	Director
(1)	Member of the Executive Committee.

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

To the Company's knowledge based solely on a review of the copies of such reports furnished to the Company, the following persons have failed to file, on a timely basis, the identified reports required by the Exchange Act during the most recent fiscal year:
Name and Principal Position	Number of Late Reports	Known Failures to File a Required Form
Dr. Stephen T. Chen, Chairman of the Board, President, and Chief Executive Officer	2	0
Bernard Cohen, Vice President and Chief Financial Officer	0	0
Paul Tibbits, Director	0	0
Yasushi Chikagami, Director	0	0
Daniel Fisher, Director	0	0
Nicholas Moren, Director	0	0

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth for the three years ended December 31, 2017 compensation paid by the Company to its Chairman of the Board and Chief Executive Officer; to its Chief Operating Officer and Director of Research; to its Vice President of Clinical and Regulatory Affairs and  to its Vice President and Chief Financial Officer.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Compensation	Securities Underlying Options*
Dr. Stephen T. Chen,** Chairman of the Board, President and Chief Executive Officer	2017	$ 86,250	$ 93,750	$ -	-

	2016	$ 40,000	$ 60,500	$ -	-
	2015	$ 34,842	$ -	$ -	-
Mr. Bernard Cohen,*** Vice President and Chief Financial Officer	2017	$ 62,292	$ 12,500	$ -	-
	2016	$ 40,000	$ 17,500	$ -	-
	2015	$ 38,729	$ -	$ 793	-

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

Option Grants in 2017
There were no options granted to the executive officers named above, during 2017.

Director Compensation for Last Fiscal Year
Directors receive $1,000 compensation for attendance at directors' meetings and $250 for regularly scheduled teleconference meetings. There were no regularly scheduled meetings during 2017.

No director agreements were executed in 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2017, there were 23,156,563 shares of the Company's common stock outstanding. The following table sets forth as of December 31, 2017, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:
Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class Owned(1)
Anxon International, Inc. 9F.-3, No.32, Sec. 1, ChengGong Rd., NanGang Dist. Taipei City 115, Taiwan (R.O.C.)	2,133,333	7.77%
Ching Lam Carmen Cheung Flat AI, 4/F, Tower A, Wilshire Towers 200 Tin HauTemple Rd. Hong Kong	1,766,667	6.43%

Kairos Capital Co., Ltd. 6F., No. 285, Sec. 4, Zhongxiao E. Rd., Da'an Dist., Taipei City 106, Taiwan (R.O.C.)	1,611,585	5.87%
(1) Applicable percentage ownership is based on 23,156,563 shares of common stock (outstanding and reserved for note conversions) as of December 31, 2017, plus the additional shares that the stockholder is deemed to beneficially own.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2017, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth the beneficial ownership of the Company's stock as of December 31, 2017 by each executive officer and director and by all executive officers and directors as a group:

Name and Address of Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned[1]
Stephen T. Chen 31 Service Drive Wellesley, MA 02482	9,044,067[2]	39.06%
Bernard Cohen 2803 S. Travis St. Amarillo, TX 79109	48,637	0.21%
Paul Tibbits 2371 Blueball Road Rineyville, KY 40162	667,553	2.88%
Daniel Fisher 36 Marlee Road Pleasant Hill, CA 94523	-	-
Yasushi Chikagami 9F, No. 29, Ln. 107, Sec. 2 Heping E. Rod., Da'an Dist. Taipei City 106, Taiwan (ROC)	206,140	0.89%
Nicholas Moren PO Box 6873 Incline Village, NV 89450	-	-
Total Group (all directors and executive officers – 6 persons)	9,966,377[3]	43.04%
(1) Applicable percentage ownership is based on 38,823,759 shares of common stock (outstanding and reserved for note conversions) as of December 31, 2017, plus the additional shares that the stockholder is deemed to beneficially own.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2017, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)  Includes 3,391,252 shares owned by Dr. Chen, 683,801 shares owned by STC International, Inc., which Dr. Chen is the majority owner and serves as Chairman, President and a Board member. Also includes 39,473 shares owned by ACTS Biosciences, Inc., which Dr. Chen serves as Chairman and a Board member and 157,216 shares owned by Virginia M. Chen IRA, Dr. Chen's spouse.  Includes 4,817,305 shares of common stock reserved for note conversions beneficially owned by Dr. Chen exercisable within 60 days.

(3)  Directors and officers percentage ownership is calculated based on 38,823,759 total shares (outstanding and reserved for note conversions) plus beneficial ownership.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following summarizes the fees incurred by the Company during 2017 and 2016 for accountant and related services.

Audit Fees
	2017	2016
LBB & Associates Ltd., LLP	$32,250	$32,300

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
AMARILLO BIOSCIENCES, INC.
Date: April 17, 2018	By:_/s/ Stephen Chen___________________ Stephen Chen, Chairman of the Board, and Chief Executive Officer
Date: April 17, 2018	By:_/s/ Bernard Cohen__ ______________ Bernard Cohen, Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen Chen	Chairman of the Board, Director and Chief Executive Officer	April 17, 2018
Stephen Chen

/s/ Yasushi Chikagami	Director	April 17, 2018
Yasushi Chikagami
/s/ Daniel Fisher	Director	April 17, 2018
Daniel Fisher
/s/ Nicholas Moren	Director	April 17, 2018
Nicholas Moren

Amarillo Biosciences, Inc.
Financial Statements

Years ended December 31, 2017 and 2016

LBB & ASSOCIATES LTD., LLP
7600 W. Tidwell, Suite 501
Houston, TX 77040
Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
 Stockholders of Amarillo Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Amarillo Biosciences, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes  (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2018 raise substantial doubt about its ability to continue as a going concern.  These 2017 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/LBB & Associates Ltd., LLP

We have served as the Company's auditor since 2006.

Houston, Texas

April 17, 2018

Amarillo Biosciences, Inc.
Balance Sheets
	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,980,015	$134,125
Inventory	22,666	14,700
Advance to related party	58,135	37,835
Prepaid expense and other current assets	23,635	75,739
Total current assets	2,084,451	262,399
Patents, net	182,386	156,063
Property and equipment, net	26,997	44,214
Total assets	$2,293,834	$462,676

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$159,300	$168,761
Advances from investors	777,258	187,500
Customer deposits – related party	-	124,833
Convertible notes payable – related party	886,481	791,481
Total current liabilities	1,823,039	1,272,575
Total liabilities	1,823,039	1,272,575

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000,
Issued and outstanding shares – 0 at December 31, 2017 and December 31, 2016	-	-
Common stock, $0.01 par value:
Authorized shares - 100,000,000,
Issued and outstanding shares – 23,156,563 and 21,916,143 at December 31, 2017 and 2016, respectively	231,565	219,161
Additional paid-in capital	2,123,205	237,540
Accumulated deficit	(1,883,975)	(1,266,600)
Total stockholders' equity (deficit)	470,795	(809,899)
Total liabilities and stockholders' equity (deficit)	$2,293,834	$462,676

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
	Years ended December 31,
	2017	2016

Revenues	$250,928	$-
Cost of revenues	(60,316)	-
Gross margin	190,612	-

Operating expenses:
Research and development expenses	-	-
Selling, general and administrative expenses	770,375	667,111
Total operating expenses	579,763	667,111

Operating loss	(579,763)	(667,111)

Other income (expense):
Interest expense	(37,612)	(2,871)
Net loss	$(617,375)	$(669,982)

Basic and diluted net loss per average share available to common shareholders	$(0.03)	$(0.03)

Weighted average common shares outstanding – basic and diluted	22,663,476	20,144,810

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Stockholders' Equity (Deficit)
Years Ended December 31, 2017 and 2016

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2015	-	-	20,144,810	201,448	(76,872)	(596,618)	(472,042)
Issuance of stock for cash in private placements	-	-	1,771,333	17,713	314,412	-	332,125
Net loss for the year ended December 31, 2016	-	-	-	-	-	(669,982)	(669,982)
Balance at December 31, 2016	-	$ -	21,916,143	$ 219,161	$ 237,540	$ (1,266,600)	$ (809,899)
Issuance of stock for cash in private placements			770,000	7,700	136,657	-	144,357
Issuance of stock for service	-	-	57,000	570	10,118	-	10,688
Issuance of stock for compensation bonus	-	-	413,420	4,134	102,116	-	106,250
BCF on Chen demand note	-	-	-	-	28,200	-	28,200
Stock subscription	-	-	-	-	1,608,574	-	1,608,574
Net loss for the year ended December 31, 2017	-	-	-	-	-	(617,375)	(617,375)
Balance at December 31, 2017	-	$ -	23,156,563	$ 231,565	$ 2,123,205	$ (1,883,975)	$ 470,795

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Cash Flows

	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash flows from Operating Activities
Net loss	$(617,375)	$(669,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,990	25,956
Stock issued for services	10,688	-
Stock compensation	106,250	-
Amortization of debt discount	28,200
Changes in operating assets and liabilities:
Inventory	(7,966)	(14,700)
Prepaid expense and other current assets	31,804	(95,420)
Accounts payable and accrued expenses	(9,461)	108,505
Customer deposits	(124,833)	124,833
Net cash used in operating activities	(542,703)	(520,808)
Cash flows from Investing Activities
Investment in patents	(49,096)	(100,644)
Capital expenditures	-	(47,686)
Net cash used in investing activities	(49,096)	(148,330)
Cash flows from Financing Activities
Cash received from stock subscription	1,421,074	-
Proceeds from private placement offering	144,357	332,125
Advances from investors	777,258	187,500
Proceeds from convertible note payable - related party	95,000	262,500
Net cash provided by financing activities	2,437,689	782,125
Net change in cash	1,845,890	112,987
Cash and cash equivalents at beginning of period	134,125	21,138
Cash and cash equivalents at end of period	$1,980,015	$134,125
Supplemental Cash Flow Information
Cash paid for interest	$29,318	$1,318
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Conversion of accounts payable - related party to convertible note payable – related party	$-	$144,426
Conversion of notes payable - related party to convertible note payable – related party	$-	$384,555
Transfer of advance from investor to stock subscriptions	$187,500	$-

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
December 31, 2017 and 2016

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Amarillo Biosciences, Inc. (the "Company" or "ABI"), a Texas corporation formed in 1984, is engaged in developing biologics for the treatment of human and animal diseases.  The Company's current focus is research aimed at the treatment of human disease indications, particularly influenza, hepatitis C, thrombocytopenia, and other indications using natural human interferon alpha that is administered in a proprietary low dose oral form.  In addition to the above core technology, which is included in the Pharmaceutical Division, ABI is instituting a Medical Division and a Consumer Products Division that will serve Asian markets. The Company has established a branch office in Taiwan which will conduct Company operations for the Asian markets.

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

Revenue Recognition

The Company recognizes revenue from equipment sales when persuasive evidence of an arrangement exists, the sales price is determinable, collection is reasonably assured, the equipment is shipped to the customer and title has transferred. The Company assumes no remaining significant obligations associated with the equipment sale.

Revenue in 2017 consists of a sale of metabolic treatment equipment to one customer.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to uncollectability.  The Company's allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no material accounts receivable and no allowance at December 31, 2017 and 2016.  No uncollectible accounts receivables were written off in 2017.

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
Research and Development

Research and development costs are expensed as incurred.  There were no Research and Development activities in 2017 or 2016.

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

Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. For the year ended December 31, 2017 and 2016, options and warrants outstanding (if any) were antidilutive and not included in the calculation of fully diluted net income (loss) per share.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash.

The Company has cash balances in a single financial institution which, from time to time, could exceed the federally insured limit of $250,000.  No loss has been incurred related to this concentration of cash.

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date to periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. In December 2016, the FASB further issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to increase stakeholders' awareness of the proposals and to expedite improvements to ASU 2014-09. The Company plans to adopt the standard using the modified retrospective approach. After assessing the new standard, the Company expects that there will be no material impacts to our revenue recognition procedures, except for information compilation for the new required disclosures.

2. Property, Equipment and Software, net

Property, equipment and software are stated at cost less accumulated depreciation and consist of the following at December 31, 2017 and 2016:

	2017	2016
Furniture and equipment	$ 92,988	$ 92,988
Software	8,012	8,012
	101,000	101,000
Less: accumulated depreciation	(74,003)	(56,786)
Property, equipment and software, net	$ 26,997	$ 44,214

Depreciation expense amounted to $17,217 for the year ended December 31, 2017 and $9,270 for the year ended December 31, 2016 and is included in selling, general and administrative expenses.

3. Patents, net

Patents are stated at cost less accumulated amortization and consist of the following at December 31, 2017 and 2016:

	2017	2016
Patents	$ 338,324	$ 289,228
Less: accumulated amortization	(155,938)	(133,165)
Patents, net	$ 182,386	$ 72,105

Amortization expense amounted to $22,773 for the year ended December 31, 2017 and $16,686 December 31, 2016, respectively, and is included in selling, general and administrative expenses.

Estimated future amortization expense is as follows:

2018	$ 21,207
2019	15,669
2020	13,223
2021	10,151
2022	9,626
Thereafter	112,510
Total expense	$ 182,386

4. Convertible Notes Payable – Related Party

During the fiscal year ended December 31, 2016, a payable in the amount of $144,426 to Dr. Stephen T. Chen, Chairman, CEO and President of the Company, was exchanged for a convertible promissory note.  On March 18, 2016, Dr. Chen purchased a Convertible Promissory Note in the amount of $262,500 through the Company's Private Placement Convertible Note Security Offering entitled Private Placement 2016-1 (previously approved by the ABI Board of Directors on March 10, 2016).On June 30, 2016, a Convertible Promissory Note in the amount of $384,555 was issued to Dr. Chen in exchange for the aggregated amounts of two existing Notes Payable – Related Party.

All of the Notes are unsecured. The Notes are convertible into ABI Common Voting Shares which are issued as restricted stock pursuant to SEC Rule 144.  The shares must be held for a minimum of six (6) months before they can be sold or otherwise traded.  Other restrictions might apply.

On May 25, 2017, a Convertible Promissory Note in the amount of $70,000 was issued to Dr. Chen in exchange for the aggregated amounts of three cash advances.  The Convertible Note is due on demand, is unsecured, bears interest at the Short-Term Applicable Federal Rate of .86% per annum, and is convertible into ABI common stock at a stock price of $.1875 per share.

On September 1, 2017, a Convertible Promissory Note in the amount of $25,000 was issued to Dr. Chen in exchange for one cash advance.  The Convertible Note is due on demand, is unsecured, bears interest at the Short-Term Applicable Federal Rate of .96% per annum, and is convertible into ABI common stock at a stock price of $.1875 per share.

A discount of $28,200 related to the beneficial conversion feature was recorded and fully amortized in 2017 as interest expense.

The total principal and accrued interest outstanding on December 31, 2017, was $895,434.

As of December 31, 2017, the following notes issued to Dr. Chen were outstanding:
	December 31, 2017	December 31, 2016
Interest .75%, $0.168 conversion price	$ 144,426	$ 144,426
Interest .65%, $0.1875 conversion price	262,500	262,500
Interest .64%, $0.1875 conversion price	384,555	384,555
Interest .86%, $0.1875 conversion price	70,000	-
Interest .96%, $0.1875 conversion price	25,000	-
	$ 886,481	$ 791,481

Subsequent to December 31, 2017, the Company paid the $70,000 and $25,000 notes in full along with accrued interest. In addition, the Company paid $100,000 of the $384,555 note along with related accrued interest.

5. Related Party Transactions

On May 23, 2016, Amarillo Biosciences, Inc. ("ABI"), the Principal, entered into an Agency and Service Agreement with ACTS Global Healthcare, Inc. ("ACTS Global"), a Taiwan Corporation, the Agent. ABI advances funds to ACTS Global to be utilized and /or expended by ACTS Global solely as instructed by ABI.  Additional advances may be made by ABI to ACTS Global as necessary.  For their services, ACTS Global, is be paid by ABI, one percent (1%) of the Principal's services expended by the Agent at the Principal's direction. Any other services rendered by the Agent will be paid for by the Principal based on comparable and/or reasonable values of the service rendered.  As of December 31, 2017, a balance of $58,135 is in the ACTS Global account for the benefit of the Company, which is included on the Company Balance Sheet in Advance to Related Party.

On December 20, 2016, effective January 1, 2017, the Board of Directors approved a resolution whereby Dr. Chen's annual compensation was changed to $90,000 cash per annum and $75,000 per annum payable in the Company's unregistered, voting common stock.  The Board also approved the change in compensation to Bernard Cohen to $65,000 cash per annum and $10,000 per annum payable in the Company's unregistered, voting common stock. The cash compensation is to be paid on the normal payroll cycle of 15th and 31st of each month and stock compensation to be paid quarterly.  Shares are to be priced at the average of all trading day closing quotes on the OTC-BB for the month preceding date of issuance, with such shares to be issued on the first business day after the close of each calendar quarter or as soon thereafter as practicable.  During the period ended September 30, 2017, the Company has issued an aggregate of 535,525 shares of common stock valued at $122,500. As of September 30, 2017, the Company has accrued $21,250 in Accounts Payable and Accrued Expenses representing fourth quarter shares that have not been issued.

6. Common Stock

The Company has 100,000,000 shares of voting common shares authorized for issuance.  As of December 31, 2017, a total of 38,823,759 shares of common stock were either outstanding (23,153,563) or reserved for issuance upon quarterly distribution of the compensation stock grant, private placement investments, exercise of options9 or convertible debt (15,667,196).

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

On April 7, 2017, Stephen T. Chen, CEO, and Bernard Cohen, CFO/VP, received 76,095 shares of common stock and 10,146 shares of common stock, respectively, as payment of a Q1 2017 stock bonus totaling $21,250.  The stock was issued at a price of $.2464 per share. The shares are recognized as stock compensation expense for the quarter ended March 31, 2017.

On July 7, 2017, Stephen T. Chen, CEO, and Bernard Cohen, CFO/VP, received 74,552 shares of common stock and 9,940 shares of common stock, respectively, as payment of a Q2 2017 stock bonus totaling $21,250.  The stock was issued at a price of $.2515 per share. The shares are recognized as stock compensation expense for the quarter ended June 30, 2017.

On October 6, 2017, Stephen T. Chen, CEO, and Bernard Cohen, CFO/VP, received 68,731 shares of common stock and 9,164 shares of common stock, respectively, as payment of a Q3 2017 stock bonus totaling $21,250.  The stock was issued at a price of $.2728 per share. The shares are recognized as stock compensation expense for the quarter ended September 30, 2017.

On August 1, 2017, 57,000 common shares were issued at of $.1875 per share representing payment of aggregate finders' fees in the amount of $10,688.

On September 9, 2017, the Company entered into a subscription agreement to sell 7,579,059 shares at $0.1875 per share in return for a total purchase price of $1,421,074.  The Company accepted a 10%

9 Currently there are no options outstanding.

deposit of $142,107 (757,904 shares) which was recorded on the balance sheet as Stock Subscription Deposit.  The balance of the investment, $1,278,967, was received on or about December 14, 2017.  The Company was notified that the shares were to be issued pursuant to a list of shareholders to be furnished by the subscriber.  The list was received subsequent to the balance sheet date, but not timely enough to issue the shares.  The shares will be issued on or about April 25, 2018.  Although the shares have not been issued, the investment is included in Equity for the year ended December 31, 2017, insomuch as the executed subscription and funds were received in 2017.

On November 23, 2017, $56,225 was received by the Company representing the net amount of a private placement investment in ABI Common Stock at $.1875 per share.  The total investment was to be $56,250, but there was an international wire fee of $25 charged by the Company's bank.  So that the investor would not be penalized, he will receive the total number of shares, 300,000 for his investment.  The executed subscription has not yet been received by the Company resulting in the cash transfer to be reflected on the December 31, 2017 balance sheet as a liability, "Prepayment of Private Placement".  The investment will be moved to equity upon receiving the executed subscription agreement and issuing the stock.

During the time period of December 14, 2017 through December 26, 2017, funds in the amount of $721,033 were received by the Company.  The funds were for a future investment in ABI Common Stock at $.25 per share.  The subscription for the 2,884,132 shares has not yet been received.  The funds were treated as a liability, "Prepayment of Private Placement", on the December 31, 2017, balance sheet.  The funds will not be moved to Equity until the investment is consummated and the shares issued.

During 2016, the Company received $187,500 from Stephen T. Chen for a private placement.  The funds were reflected as a liability on the December 31, 2016 balance sheet, Advances from Investors, because the executed subscription had not been received. During 2017, the executed documents were received and the funds were transferred to equity as a stock subscription.  On February 2, 2018, 1,000,000 shares were issued at $.1875 to Stephen T. Chen.

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

Subsequent to December 31, 2017, on January 9, 2018, Stephen T. Chen, CEO, and Bernard Cohen, CFO/VP, received 79,499 shares of common stock and 10,199 shares of common stock, respectively, as payment of a fourth quarter 2017 stock bonus totaling $21,250.  The stock was issued at a price of $.2451 per share. The shares were recognized as stock compensation expense for the quarter ended December 31, 2017.

7.  Preferred Stock

The shareholders have authorized 10,000,000 shares of preferred stock shares for issuance.

No Preferred Equity was outstanding as of December 31, 2017 and 2016 and none is outstanding as of the date of this report.

At December 31, 2016, $34,279 of unpaid dividends have been accrued on Preferred Equity previously owned by Mr. Paul Tibbits, a stockholder and director.  The dividends accrued between the filling dates of the Company's Chapter 11 Bankruptcy, October 31, 2013, and the Effective Date of the Plan of Reorganization, November 20, 2014.

8. Stock Option and Stock Plans
Stock Plans *	Issue Date Range	Total Shares Authorized	Shares Issued	Shares Remaining
2008 Stock Incentive Plan	5/23/08 – 10/11/11	600,000	463,420	136,580
*       The Board of Directors has approved all stock, stock option and stock warrant issuances.

9.  Stock Options and Warrants

Stock Options:
During 2017, no options or warrants were issued to consultants, advisors, directors, employees, or investors. Consequently, there were no related expenses.

Directors, officers and consultants did not exercise any options in 2017 or 2016, see table below.

A summary of the Company's stock option activity and related information for the years ended December 31, 2017 and 2016 is as follows:

	December 31, 2017		December 31, 2016
	Options	Price	Options	Price
Outstanding Beg. of Year			8,568	$ 0.95
Granted	-	-	-	-
Cancelled/Expired	-	-	(8,568)	0.95
Exercised	-	-	-	-
Outstanding End of Year	-	$ -	-	$ -
Exercisable End of Year	-	$ -	-	$ -

Stock Warrants:

The Company had no warrant activity or related information for the years ended December 31, 2017 and 2016.

10.  Income Taxes
Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following:

	December 31, 2017	December 31, 2016
Provision (benefit) at statutory rate	$ (210,000)	$ (228,000)
Effect of change rateon deferred assets	3,010,000	-
Change in valuation allowance	(2,800,000)	228,000
	$ -	$ -

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016, are presented below:
	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforward	$ 4,801,000	$ 7,601,000
Deferred tax assets	4,801,000	7,601,000

Deferred tax liabilities:	-	-
Net deferred tax assets	4,801,000	7,601,000
Valuation allowance	(4,801,000)	(7,601,000)
	$ -	$ -

At December 31, 2017, the Company has estimated net operating loss carryforwards of approximately $22,866,000 for federal income tax purposes expiring in 2017 through 2035. The ability of the Company to utilize these carryforwards may be difficult and directly dependent upon many factors outside of the Company's control, including, but not limited to, changes in the legal and regulatory framework and the operational and corporate structure of ABI and shareholders, or sales or transfers of stock by or among shareholders. For example, if ABI has experienced a change of control as defined in the relevant provisions of the IRC,10 the use of any existing tax attributes could be severely limited. ABI does not believe the reorganization has or will impair any tax attributes; however, obtaining value from the tax attributes is a function of the Company's return to profitable operations and the timeframe of that return. While we believe it is possible, there is no assurance that ABI will return to profitability in the future.

As of December 31, 2017, with few exceptions, the Company is no longer subject to U.S. Federal income tax examinations by tax authorities before 2014.

11. Commitments and Contingencies
Lease commitment
Our executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot facility rented by the Company. The lease expires on June 30, 2018 and our monthly rent is $1,090 per month. During the years ended December 31, 2017 and 2016, the Company incurred $12,960 and $12,715 in rent expense, respectively.
The Company shares office space with ACTS Global Healthcare, Inc. in Taipei, Taiwan. The lease expires on October 31, 2018 and our monthly rent is NTD (New Taiwan Dollars) $65,000 per month. During the years ended December 31, 2017 and 2016, the Company incurred $21,774 and $41,889 in rent expense, respectively.
Litigation
The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 2017.
Officer Compensation
On March 28, 2018, the Company entered into employment contracts with Stephen T Chen, the Company's President and CEO; and with Bernard Cohen, the Company's Vice-President and CFO.  The contracts are identical except for job descriptions, duties and titles, and compensation amounts.  The contracts are for a three-year term, subject to earlier termination by the Company for certain acts of Employee constituting illegality or breach of fiduciary duty.  Compensation for Dr. Chen is set at $240,000 per annum in cash, payable bi-monthly, and $100,000 per annum payable in shares of the Company's unregistered, voting common stock.  Compensation for Mr. Cohen is set at $70,000 per annum in cash, payable bi-monthly, and $12,000 per annum payable in shares of the Company's unregistered, voting common stock.  Compensation under each contract may be adjusted by the Company in certain cases involving disability of the employee, and the contracts may be terminated by the Company in the event of an employee's permanent and total disability.
Each contract provides that the Employee shall devote his entire productive time, ability, attention and energies to the business of the Company.  In addition, the contracts protect the property rights of the Company, including inventions and other intellectual property, trade secrets, and proprietary information.  The contracts also prohibit Employee from competing directly or indirectly with the business of the Company or its controlled subsidiaries, both during the term of the contracts, and continuing for a period of three years after termination of the contracts.  Employees are permitted, however, to invest without restriction in professionally managed mutual funds, and to purchase and own stock and other securities as long as the affected Employee is not directly or indirectly an affiliate of the issuer of such stock or other securities.
12. Subsequent Events
In January 2018, the Company issued a total of 86,698 shares of common stock at $.2451 per share as payment for the fourth quarter 2017 compensation bonus for Dr. Stephen T. Chen, and Bernard Cohen.

On February 2, 2018, 1,000,000 shares were issued to Stephen T. Chen for a $187,500 subscription previously received.

10 See 26 U.S.C. § 382 (known as Section 382 of the IRC) and related regulations.