Form 10-K/A
period 2017-12-31
AMARILLO BIOSCIENCES INC
filed 2018-04-18
CIK 1014763

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

A summary of the Company's stock option activity and related information for the years ended December 31, 2017 and 2016 is as follows:

2 Currently there are no options outstanding.
3 This issue price is the average price at which shares for compensation were issued in 2017.  The price range $0.2464 - $0.2728.
4 Average issue price for all shares issued in 2017.  The price range for 2017 issuances $0.1875 & $0.2572.

	2017		2016
	Options	Price	Options	Price
Outstanding Beg. of Year*	-	$-	8,568	$0.95
Granted	-	-	-	-
Cancelled/Expired	-	-	(8,568)	0.95
Exercised	-	-	-	-
Outstanding End of Year	-	-	-	-
Exercisable End of Year	-	$-	-	$-
*All options went through a 1-for-19 reverse split in November 2014, as part of the plan of reorganization.

No warrants were exercised in 2017 or 2016.

A summary of the Company's stock warrant activity and related information for the years ended December 31, 2017 and 2016 is as follows:
	2017		2016
	Warrants	Price	Warrants	Price
Outstanding Beg. of Year*	-	$-	-	$-
Granted	-	-	-	-
Cancelled/Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding End of Year	-	-	-	-
Exercisable End of Year	-	$-	-	$-
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

No director agreements were executed in 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

Currently there are no such arrangements that have not already been disclosed in this document.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES..

The following summarizes the fees incurred by the Company during 2017 and 2016 for accountant and related services.

Audit Fees
	2017	2016
LBB & Associates Ltd., LLP	$32,250	$32,300

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
AMARILLO BIOSCIENCES, INC.
Date: April 17, 2018	By: /s/ Stephen Chen Stephen Chen, Chairman of the Board, and Chief Executive Officer
Date: April 17, 2018	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer

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

Amarillo Biosciences, Inc.
Statements of Stockholders' Equity (Deficit)
Years Ended December 31, 2017 and 2016

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2015	-	-	20,144,810	201,448	(76,872)	(596,618)	(472,042)
Issuance of stock for cash in private placements	-	-	1,771,333	17,713	314,412	-	332,125
Net loss for the year ended December 31, 2016	-	-	-	-	-	(669,982)	(669,982)
Balance at December 31, 2016	-	$-	21,916,143	$219,161	$237,540	$(1,266,600)	$(809,899)
Issuance of stock for cash in private placements			770,000	7,700	136,657	-	144,357
Issuance of stock for service	-	-	57,000	570	10,118	-	10,688
Issuance of stock for compensation bonus	-	-	413,420	4,134	102,116	-	106,250
BCF on Chen demand note	-	-	-	-	28,200	-	28,200
Stock subscription	-	-	-	-	1,608,574	-	1,608,574
Net loss for the year ended December 31, 2017	-	-	-	-	-	(617,375)	(617,375)
Balance at December 31, 2017	-	$-	23,156,563	$231,565	$2,123,205	$(1,883,975)	$470,795

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Cash Flows
	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash flows from Operating Activities
Net loss	$(617,375)	$(669,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,990	25,956
Stock issued for services	10,688	-
Stock compensation	106,250	-
Amortization of debt discount	28,200
Changes in operating assets and liabilities:
Inventory	(7,966)	(14,700)
Prepaid expense and other current assets	31,804	(95,420)
Accounts payable and accrued expenses	(9,461)	108,505
Customer deposits	(124,833)	124,833
Net cash used in operating activities	(542,703)	(520,808)
Cash flows from Investing Activities
Investment in patents	(49,096)	(100,644)
Capital expenditures	-	(47,686)
Net cash used in investing activities	(49,096)	(148,330)
Cash flows from Financing Activities
Cash received from stock subscription	1,421,074	-
Proceeds from private placement offering	144,357	332,125
Advances from investors	777,258	187,500
Proceeds from convertible note payable - related party	95,000	262,500
Net cash provided by financing activities	2,437,689	782,125
Net change in cash	1,845,890	112,987
Cash and cash equivalents at beginning of period	134,125	21,138
Cash and cash equivalents at end of period	$1,980,015	$134,125
Supplemental Cash Flow Information
Cash paid for interest	$29,318	$1,318
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Conversion of accounts payable - related party to convertible note payable – related party	$-	$144,426
Conversion of notes payable - related party to convertible note payable – related party	$-	$384,555
Transfer of advance from investor to stock subscriptions	$187,500	$-

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

2. Property, Equipment and Software, net

Property, equipment and software are stated at cost less accumulated depreciation and consist of the following at December 31, 2017 and 2016:

	2017	2016
Furniture and equipment	$92,988	$92,988
Software	8,012	8,012
	101,000	101,000
Less: accumulated depreciation	(74,003)	(56,786)
Property, equipment and software, net	$26,997	$44,214

Depreciation expense amounted to $17,217 for the year ended December 31, 2017 and $9,270 for the year ended December 31, 2016 and is included in selling, general and administrative expenses.

3. Patents, net

Patents are stated at cost less accumulated amortization and consist of the following at December 31, 2017 and 2016:

	2017	2016
Patents	$338,324	$289,228
Less: accumulated amortization	(155,938)	(133,165)
Patents, net	$182,386	$72,105

Amortization expense amounted to $22,773 for the year ended December 31, 2017 and $16,686 December 31, 2016, respectively, and is included in selling, general and administrative expenses.

Estimated future amortization expense is as follows:

2018	$21,207
2019	15,669
2020	13,223
2021	10,151
2022	9,626
Thereafter	112,510
Total expense	$182,386

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

A discount of $28,200 related to the beneficial conversion feature was recorded and fully amortized in 2017 as interest expense.

The total principal and accrued interest outstanding on December 31, 2017, was $895,434.

As of December 31, 2017, the following notes issued to Dr. Chen were outstanding:
	December 31, 2017	December 31, 2016
Interest .75%, $0.168 conversion price	$144,426	$144,426
Interest .65%, $0.1875 conversion price	262,500	262,500
Interest .64%, $0.1875 conversion price	384,555	384,555
Interest .86%, $0.1875 conversion price	70,000	-
Interest .96%, $0.1875 conversion price	25,000	-
	$886,481	$791,481

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

Directors, officers and consultants did not exercise any options in 2017 or 2016, see table below.

A summary of the Company's stock option activity and related information for the years ended December 31, 2017 and 2016 is as follows:

	December 31, 2017		December 31, 2016
	Options	Price	Options	Price
Outstanding Beg. of Year			8,568	$0.95
Granted	-	-	-	-
Cancelled/Expired	-	-	(8,568)	0.95
Exercised	-	-	-	-
Outstanding End of Year	-	$-	-	$-
Exercisable End of Year	-	$-	-	$-

Stock Warrants:

The Company had no warrant activity or related information for the years ended December 31, 2017 and 2016.

10.  Income Taxes
Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income from continuing operations as a result of the following:

	December 31, 2017	December 31, 2016
Provision (benefit) at statutory rate	$(210,000)	$(228,000)
Effect of change rateon deferred assets	3,010,000	-
Change in valuation allowance	(2,800,000)	228,000
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016, are presented below:
	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforward	$4,801,000	$7,601,000
Deferred tax assets	4,801,000	7,601,000

Deferred tax liabilities:	-	-
Net deferred tax assets	4,801,000	7,601,000
Valuation allowance	(4,801,000)	(7,601,000)
	$-	$-

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