Form 10-Q
period 2018-03-31
AMARILLO BIOSCIENCES INC
filed 2018-05-23
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes   [√] No
As of May 22, 2018, there were 33,724,261 shares of the issuer's common stock outstanding.

AMARILLO BIOSCIENCES, INC.

INDEX

		PAGE NO.
PART I:	FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Consolidated Balance Sheets– March 31, 2018 and December 31, 2017 (unaudited)	3
	Consolidated Statements of Operations – Three Months Ended March 31, 2018 and 2017 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2018 and 2017 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.	15
ITEM 4.	Controls and Procedures	15

PART II:	OTHER INFORMATION
ITEM 1.	Legal Proceedings	16
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
ITEM 3.	Defaults Upon Senior Securities	17
ITEM 4.	Mine Safety Disclosures	17
ITEM 5.	Other Information	17
ITEM 6.	Exhibits…………………………………………………………….....................................................................................................................................................................................................	17
Signatures	...	17

PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Consolidated Balance Sheets
(Unaudited)
	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,706,804	$1,980,015
Accounts receivable	2,248
Inventory	-	22,666
Advance to related party	-	58,135
Prepaid expense and other current assets	10,328	23,635
Total current assets	1,719,380	2,084,451
Patents, net	178,257	182,386
Property and equipment, net	22,693	26,997
Total assets	$1,920,330	$2,293,834

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$139,492	$159,300
Advances from investors	301,773	777,258
Customer deposits	7,491	-
Convertible notes payable – related party	691,481	886,481
Total current liabilities	1,140,237	1,823,039
Total liabilities	1,140,237	1,823,039

Commitments and contingencies
Stockholders' equity (deficit)
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000,
Issued and outstanding shares – 0 at March 31, 2018 and December 31, 2017	-	-
Common stock, $0.01 par value:
Authorized shares - 100,000,000,
Issued and outstanding shares –33,724,261 and 23,156,563 at March 31, 2018 and December 31, 2017, respectively	337,243	231,565
Additional paid-in capital	2,514,263	2,123,205
Accumulated deficit	(2,152,579)	(1,883,975)
Total Amarillo Bioscience's Inc. equity (deficit)	698,927	470,795
Non-controlling interests	81,166	-
Total stockholders' equity (deficit)	780,093	470,795
Total liabilities and stockholders' equity (deficit)	$1,920,330	$2,293,834
See accompanying notes to consolidated financial statements.

Amarillo Biosciences, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	2018	2017
Revenues	$56,590	$-
Cost of revenues	(43,339)	-
Gross margin	13,251	-

Operating expenses:
Research and development expenses	-	-
Selling, general and administrative expenses	199,309	185,013
Total operating expenses	199,309	185,013

Operating loss	(186,058)	(185,013)

Other income (expense):
Interest expense	(1,380)	(3,959)
Net loss	(187,438)	(188,972)
Less: Net income attributable to non-controlling interests	4,992	-
Net loss attributable to common shareholders	$(192,430)	$(188,972)

Basic and diluted net loss per average share available to common shareholders	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	33,243,580	22,277,261

See accompanying notes to consolidated financial statements.

Amarillo Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2018	2017

Net cash used in operating activities:	$(76,524)	$(126,512)

Cash flows from investing activities
Investment in patents	(1,687)	(5,267)
Net cash used in investing activities	(1,687)	(5,267)

Cash flows from financing activities
Payments on convertible notes	(195,000)	-
Proceeds from private placement offering	-	50,625
Net cash provided by financing activities	(195,000)	50,625

Net change in cash	(273,211)	(81,154)
Cash and cash equivalents at beginning of period	1,980,015	134,125
Cash and cash equivalents at end of period	$1,706,804	$52,971
Supplemental Cash Flow Information
Cash paid for interest	$3,819	$-
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Stock issued for accrued liabilities	$496,736	$-

See accompanying notes to consolidated financial statements.

Amarillo Biosciences, Inc.
Notes to Consolidated Financial Statements
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

The Medical Division opened a metabolic treatment center in Hong Kong in February 2017, and has deployed such treatment centers in Taiwan.  These centers will provide a proprietary therapy for the management of Type 1 and Type 2 diabetes along with the reversal of the complications that historically accompany this insidious disease and plague patients. Additionally, the Company is researching and implementing the treatment and management of numerous other metabolic disorders.  In addition to metabolic treatment, ABI has entered the market for wound care and tissue adhesive products by in-licensing TissueAid and developing distribution channels for these products.  The Consumer Product Division is presently working on a delivery system for nutraceuticals and food supplements such as Vitamin C, Glutathione, CoQ10, Curcumin/Resveratrol, DHA, and Multi-Vitamins; all bearing a unique, proprietary liposomal delivery system.
2.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on April 17, 2018, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

3.	Principles of Consolidation.
The consolidated financial statements include the accounts of the Company, and ACTS Global which is consolidated under the variable interest entities ("VIE") provisions of ASC 810, "Consolidation" ("ASC 810"). Inter-company balances and transactions have been eliminated upon consolidation.

The Company applies the provisions of ASC 810 which provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that is unable to make significant decisions about its activities, (3) has a group of equity owners that does not have the obligation to absorb losses or the right to receive returns generated by its operations or (4) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both and substantially all of the entity's activities (for example, providing financing or buying assets) either involve or are conducted on behalf of an investor that has disproportionately fewer voting rights.

ASC 810 requires a VIE to be consolidated by the party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) that has both of the following characteristics: a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE.

A variable interest holder that consolidates the VIE is called the primary beneficiary. If the primary beneficiary of a variable interest entity (VIE) and the VIE are under common control, the primary beneficiary shall initially measure the assets, liabilities, and non-controlling interests of the VIE at amounts at which they are carried in the accounts of the reporting entity that controls the VIE (or would be carried if the reporting entity issued financial statements prepared in conformity with generally accepted accounting principles).

4.
Revenue Recognition.  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively. The core principle of this new revenue recognition guidance is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance defines a five-step process to achieve this core principle. The new guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance provides for two transition methods, a full retrospective approach and a modified retrospective approach.

On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method with no impact to the opening retained earnings and determined there were no changes required to its reported revenues as a result of the adoption.  An analysis of contracts with customers under the new revenue recognition standard was consistent with the Company's current revenue recognition model, whereby revenue is recognized primarily on the date products are shipped to the customer.  The Company has enhanced its disclosures of revenue to comply with the new guidance.

Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with ASC Topic 605, "Revenue Recognition."

The Company's primary source of revenue is the sale of products within three business units: the Medical, Pharmaceutical, and Consumer Product Divisions.

The Medical division provides equipment to metabolic treatment centers in Taiwan.  The Consumer Product division provides nutraceuticals and food supplements in Asian markets. Revenues are recognized for both these revenue streams when an agreement is in place, the price is fixed, title for product passes to the customer or services have been provided and collectability is reasonably assured, which is generally upon delivery to the customer. Revenues are recorded net of sales taxes.

The Pharmaceutical Division will exploit the Company's intellectual property.

All revenue recognized during the three month period ending March 31, 2018 was in the Consumer Product division.

5.
Financial Condition.  These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not yet achieved sustained operating income, and its operations are funded primarily from related-party convertible debt and equity financings. However, losses are anticipated in the ongoing development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.

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

6.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On March 31, 2018, a total of 39,784,798 shares of common stock were either issued (33,724,261), reserved for conversion of convertible debt to stock (3,777,306), issuance to two Company officers as compensation (144,330), or held for future issue to prepaid private placement investments (2,138,901).

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

On October 26, 2017, The Board of Directors approved the Company to amend the previously authorized Private Placement 2016-2 offer, sale, and issuance of unregistered securities, such offering to be completed within six (6) months of the approval date of the amendment resolution.  The Private Placement 2016-2 was amended to offer up to 15,000,000 shares of the Company's common stock (in addition to any common stock issuable to satisfy conversion rights under the Convertible Promissory Notes offered in the Company's Private Placement 2016-1) at a price of $.1875 per share for an aggregate offering amount of $2,812,500

During the first quarter of 2017, the Company sold 270,000 shares of common stock at $.1875 per share for proceeds of $50,625.  No stock was sold during the second quarter of 2017.  During third quarter of 2017, the Company sold 500,000 shares of common stock at $.1875 per share for aggregate proceeds of $93,750.  One of the investors was ABI Chairman, CEO, and President, Stephen T. Chen, Ph.D. purchasing 200,000 common shares at $.1875 per share for total proceeds of $37,500.

During the first quarter of 2018, 7,579,059 shares of common stock were issued to investors from the 2016-2 offering at $.1875 per share pursuant to a private placement subscription executed on September 13, 2017.  The payments were received between September 18, 2017 and December 18, 2017.  Also in the first quarter of 2018, 1,901,491 shares of common stock were issued to investors from the 2016-3 offering at $.25 per share pursuant to a private placement subscription executed and received on April 25, 2018.  Although the subscription was not executed until April 25, 2018, total funds of $721,033 for 2,884,132 shares, were received in full by December 26, 2017.  Since payment of the subscription was complete, the Company issued 1,901,491 shares of the stock early in the first quarter of 2018.  The balance of the shares is being held until the subscriber furnishes the names of those who are to receive the stock remainder of the shares.

On January 9, 2018, Dr. Stephen T. Chen, Chairman, CEO, and President, and Bernard Cohen, CFO/VP, received 76,499 shares of common stock and 10,199 shares of common stock, respectively, as payment of the fourth quarter, 2017, stock compensation award totaling $21,250.  The stock was issued at a price of $.2451 per share pursuant to the Board of Directors resolution of December 20, 2016. The shares are recognized as stock compensation expense for the quarter ended December 31, 2017.

On February 9, 2018, Dr. Chen received 1,000,000 shares of ABI common stock as repayment for advancing $187,500 between March 18, 2016, and April 7, 2016, as operating funds for ABI.  The stock was issued at a price of $.1875 per share.

7.
Convertible Notes Payable – Related Party. As of December 31, 2017, the amount of convertible debt of the Company's balance sheet was $886,481.  This amount consisted of five convertible promissory notes payable to Dr. Stephen T. Chen, Chairman, CEO, and President, as shown in the table below.  On January 8, 2018, Dr. Chen demanded repayment in full of the $25,000 convertible promissory note.  He was paid the principal of the note, $25,000, and accrued interest in the amount of $83.

On March 8, 2018, Dr. Chen demanded repayment in full of the $70,000 convertible promissory note.  He was paid the principal of the note, $70,000, and accrued interest in the amount of $425.  On March 9, 2018, Dr. Chen demanded a partial repayment of the convertible promissory note for $384,555.  He demanded payment in the amount of $100,000 and was paid that amount of principal of the note, $100,000, and accrued interest in the amount of $3,259.61.

	March 31, 2018	December 31, 2017
Convertible Note payable – related party	$144,426	$144,426
Convertible Note payable – related party	262,500	262,500
Convertible Note payable – related party	284,555	384,555
Convertible Note payable – related party	-	70,000
Convertible Note payable – related party	-	25,000
Convertible Notes payable – related party	$691,481	$886,481

8.	Variable Interest Entity.
On May 23, 2016, Amarillo Biosciences, Inc. ("ABI"), the Principal, entered into an Agency and Service Agreement with ACTS Global Healthcare, Inc. ("ACTS Global"), a Taiwan Corporation, the Agent. To date, ABI has advanced to ACTS Global "Principal Funds" in the amount of NTD $3,000,681 ($91,968 USD), to be utilized and /or expended by ACTS Global solely as instructed by ABI.  Pursuant to the Agreement, additional advances may be made by ABI to ACTS Global.  An advance in the amount of $37,500 was made to ACTS Global on September 1, 2017.  On December 18, 2017, an advance in the amount of $50,000 was made to ACTS Global.  ACTS Global was also engaged by ABI to perform such other business services as may be requested by ABI in the agreed geographic area of Taiwan and the People's Republic of China.  That Agency Agreement is still in force.  For their services, ACTS Global, is paid by ABI, one percent (1%) of the Principal's services expended by the Agent at the Principal's direction. Any other services rendered by the Agent will be paid for by the Principal based on comparable and/or reasonable values of the service rendered.

Since the inception of the Agency Agreement in 2016, ACTS Global has neither performed services for any other clients nor contracted any other clients for future services.  Dr. Stephen T. Chen, ABI Chairman, CEO, and President, is also a stockholder in ACTS Global and has indicated that ACTS Global is working exclusively for ABI and that there is no desire on the part of ACTS Global to secure additional clients.  Because of the exclusivity of this Agency relationship and control by Dr. Chen, it was determined by management that ACTS Global is a VIE and that the Company is the primary beneficiary of ACTS Global because the Company, through Dr. Chen, has the power to direct the activities of ACTS Global that most significantly impact the activities of ACTS Global, and the obligation to absorb losses of ACTS Global that could potentially be significant to ACTS Global and the right to receive benefits from ACTS Global that could potentially be significant to ACTS Global's economic performance. As such, ACTS Global was consolidated in the financial statements of the Company effective January 1, 2018 at the carrying values on ACTS Global.  The net effect of the initial consolidation was trivial as the Company had been recording the transactions of ACTS through the agency agreement.

The carrying amounts and classification of ACTS assets and liabilities included in the Company's unaudited condensed consolidated balance sheets are as follows:

March 31, 2018
Current assets	$100,497
Total assets	$100,497
Current liabilities	$19,331
Total liabilities	$19,331

The amounts shown in the table above exclude intercompany balances that are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the ACTS obligations, and all of the liabilities in the table above can only be settled by using ACTS resources.

9.	Related Party.
On February 9, 2018, Dr. Chen received 1,000,000 shares of ABI common stock as repayment for advancing $187,500 to ABI between March 18, 2016, and April 7, 2016, as operating funds for ABI.  The stock was issued at a price of $.1875 per share.

On March 27, 2018, effective as of January 1, 2018, the Board of Directors approved a resolution whereby Dr. Chen's annual compensation was changed to $240,000 cash per annum and $100,000 per annum payable in the Company's unregistered, voting common stock.  The Board also approved the change in compensation to Bernard Cohen to $70,000 cash per annum and $12,000 per annum payable in the Company's unregistered, voting common stock. The cash compensation is to be paid on the normal payroll cycle of 15th and 31st of each month and stock compensation to be paid quarterly.  Shares are to be priced at the average of all trading day closing quotes on the OTC-BB for the month preceding date of issuance, with such shares to be issued on the first business day after the close of each calendar quarter or as soon thereafter as practicable.  During the period ended March 31, 2018, the Company has issued an aggregate of 86,698 shares of common stock valued at $21,250 as payment for the fourth 2017 accrual.  As of March 31, 2018, the Company has accrued $28,000 in Accounts Payable and Accrued Expenses representing Q1 2018 shares that have not been issued.

10.	Subsequent Events.
On April 25, 2018, a Conference Telephone Meeting of the ABI Board of Directors was held.  The meeting was presided over by Dr. Stephen T. Chen, Chairman, CEO, and President.  A quorum was present for the meeting and the actions as shown below were approved by the Board of Directors.

Mr. Ed Morris, Corporate Secretary and General Counsel, was elected to serve as a Director of the Company until such time as his successor shall be duly elected and qualified.

The previously approved 2016-3 Private Placement of the Company's voting common stock was amended increasing the maximum shares in the offering to 30 million and the maximum proceeds to $7.5 million.  The offering is to be completed within one (1) year of the Board action.

It was approved that the compensation packages previously approved on March 27, 2018, for Executive Officers Dr. Stephen T. Chen and Bernard Cohen, be submitted at the next shareholders meeting for a non-binding advisory vote.

It was approved to amend the Company's Bylaws to allow up to two Board vacancies, which have been created by virtue of an expansion of the size of the Board, to be filled by the Board of Directors.

It was approved that the size of the Board of Directors be expanded to nine (9) Directors from the current fixed number of seven.

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

ABI holds various patents and related intellectual property. The most significant asset is intellectual property consisting of four patents, three in the U.S. and one in Taiwan.  Additionally, we have one trademark. One of the patents expires in April 2019, and another patent will expire in April 2021.  The newest patents will expire in April and May 2033.  Three out of our four patents employ the Company's core technology, which is the oral, low dosage use of (human) interferon. These patents will not have significant value unless commercialized, which will require adequate funding, time, effort, and expertise in biologics.  As previously stated, ABI's sole source of human interferon discontinued production, which negatively impacted ABI's ability to obtain source product. The anticipated location and development time required for a new source of human interferon along with the requisite testing and FDA approval time could exceed the life span of all but the newest of the patents, and even if it does not, could leave relatively little time to derive revenues from the patent protections, prior to patent expiration. The patent which carries the trademark, a product promoting oral health, also is the victim of supply-chain interruption because the supplier of the raw material for the product (anhydrous crystalline maltose, or "ACM") has substantially increased its purchase price. The price increase and other actions have rendered the manufacture and sale of the product less attractive.

It is anticipated that ABI will attempt to monetize and commercialize its existing intellectual property, which would necessitate identification and acquisition of new source product (e.g., Interferon), conducting new trials, and additional protection of intellectual property. It is estimated this may require additional funding (including general administrative cost and professional fees) of between $500,000 and $800,000.  ABI is exploring the acquisition and development of new product lines. The cost to commercialize any such development could likely require a similar funding level, resulting in aggregate funding requirements between $1 million and $1.6 million. These activities, even if undertaken, would not be expected to produce meaningful revenue before the last calendar quarter of 2019, or possibly later.

New technologies are anticipated to enter and be developed in the markets.  Proprietary technology, protocol knowledge bases, and clinical patient data such as the "Metabolic Activation Procedure (MAP)" to treat metabolism diseases like Type 1 and 2 diabetes and numerous others.  MAP technology has a great potential for revenue development for both products and services.

Results of Operations for Quarters Ended March 31, 2018 and 2017:

Revenues.  ABI showed revenue for the second consecutive quarter, from sales of newly developed and marketed liposomal nutraceuticals, with sales of $56,590 for the first quarter of 2018.  There was no significant revenue for the same period of 2017; The cost of sales for the first quarter of 2018 was $43,339 as compared to no cost of sales in 2017.  The cost of goods sold in 2018 was 77% of sales making gross profit on sales for 2018 23%.

Research and Development Expenses.  There has been no direct R&D activity in 2018 over 2017 and no reclassification of administrative expenses to R&D in 2018 over 2017.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $14,296 (8%) higher in 2018 than 2017 largely due to increased Asian operations.  Rent showed a significant increase in 2018 over 2017, $26,032 and $3,210, respectively (711%) due to increased Asian operations.

Operating Loss.  The Company's operating loss was $1,045 (1%) higher for 2018 than 2017 mostly due to the aforementioned SG&A expense increase offset by the increase in revenues.

Interest Expense.  During the three months ended March 31, 2018, interest expense was $1,380, compared to $3,959 for the three months ended March 31, 2017.  The interest expense recognized in the three months ended March 31, 2018 and 2017 is mostly due to accrued interest for our convertible debt notes with Dr. Stephen T. Chen.

Net Loss. Net loss was $1,534 (1%) less during 2018 than 2017. At December 31, 2017, the Company has estimated net operating loss carryforwards of approximately $22,800,000 for federal tax purposes expiring 2018 through 2035.  Numerous conditions impact the application of and the ability to use this potential must be considered from many points of view at the time of potential use.

Liquidity and Capital Resources

At March 31, 2018, we had available cash of $1,706,804 whereas we had a cash position of $1,980,015 as of December 31, 2017.  The Company had working capital of $ 579,143 at the end of March 2018.  As of December 31, 2017, working capital was $261,412.  Historically the burn rate was between $50,000 and $60,000 per month.  It is difficult to estimate the burn rate at this point insomuch as the new business lines and revenue streams are still being developed.  One of the Company's main goals is to return to the status of a going concern by having reduced operating losses and subsequently becoming profitable.  As indicated throughout this document, two other major goals of ABI are to (1) leverage the core technology, low-dose oral interferon, and (2) diversify Company operations to incorporate additional lines of business which will extend the reach of ABI into additional economic sectors such as biotech / bio-pharmaceutical / health care products and life sciences business.  The investor base has indicated the willingness to assist in future financing of operations as ABI seeks to monetize its existing (and potentially newly developed) intellectual property. ABI estimates its post-reorganization financing needs to be between $1,000,000 and $1,600,000.

There can be no assurance that we will be successful in our efforts to make the Company profitable.  If those efforts are not successful, we will be forced to cease operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information under this Item 3.

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures

At the end of the period covered by the Annual Report on Form 10-K for the fiscal year ended  December 31, 2017, and this Form 10-Q Quarterly Report for the quarter ending March 31, 2018, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by the Annual Report and Quarterly Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

On March 27, 2018, effective as of January 1, 2018, the Board of Directors approved a resolution whereby Dr. Chen's annual compensation was changed to $240,000 cash per annum and $100,000 per annum payable in the Company's unregistered, voting common stock.  The Board also approved the change in compensation to Bernard Cohen to $70,000 cash per annum and $12,000 per annum payable in the Company's unregistered, voting common stock. The cash compensation is to be paid on the normal payroll cycle of 15th and 31st of each month and stock compensation to be paid quarterly.  Shares are to be priced at the average of all trading day closing quotes on the OTC-BB for the month preceding date of issuance, with such shares to be issued on the first business day after the close of each calendar quarter or as soon thereafter as practicable.  During the period ended March 31, 2018, the Company has issued an aggregate of 86,698 shares of common stock valued at $21,250 as payment for the fourth 2017 accrual.  As of March 31, 2018, the Company has accrued $28,000 in Accounts Payable and Accrued Expenses representing Q1 2018 shares that have not been issued.

ITEM 3.	Defaults Upon Senior Securities.
None

ITEM 4.	Mine Safety Disclosures.
Not applicable

ITEM.5.	Other Information.
None

ITEM 6.	Exhibits.
None

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMARILLO BIOSCIENCES, INC.
Date: May 22, 2018	By: /s/ Stephen T. Chen Stephen T. Chen, Chairman of the Board, and Chief Executive Officer
Date: May 22, 2018	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer