Form 10-Q
period 2018-06-30
AMARILLO BIOSCIENCES INC
filed 2018-08-13
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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
As of August 8, 2018, there were 34,674,261 shares of the issuer's common stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Consolidated Balance Sheets
(Unaudited)
	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,393,474	$1,980,015
Accounts receivable	-	-
Inventory	-	22,666
Advance to related party	-	58,135
Prepaid expense and other current assets	64,493	23,635
Total current assets	1,457,967	2,084,451
Patents, net	173,179	182,386
Property and equipment, net	18,389	26,997
Total assets	$1,649,535	$2,293,834

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$188,251	$159,300
Advances from investors	301,773	777,258
Convertible notes payable – related party	513,356	886,481
Total current liabilities	1,003,380	1,823,039
Total liabilities	1,003,380	1,823,039

Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000,
Issued and outstanding shares – 0 at June 30, 2018 and December 31, 2017	-	-
Common stock, $0.01 par value:
Authorized shares - 100,000,000,
Issued and outstanding shares – 34,674,261 and 23,156,563 at June 30, 2018 and December 31, 2017, respectively	346,742	231,565
Additional paid-in capital	2,691,661	2,123,205
Accumulated deficit	(2,450,101)	(1,883,975)
Total Amarillo Bioscience's Inc. equity	588,302	470,795
Non-controlling interests	57,853	-
Total stockholders' equity	646,155	470,795
Total liabilities and stockholders' equity	$1,649,535	$2,293,834
See accompanying notes to consolidated financial statements.

Amarillo Biosciences, Inc.
Consolidated Statements of Operations
(Unaudited)
	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017

Revenues	$250	$250,502	$56,840	$250,502
Cost of revenues	707	58,801	44,046	58,801
Gross margin	(457)	191,701	12,794	191,701

Operating expenses:
Selling, general and administrative expense	353,682	176,935	552,991	361,948
Total operating expenses	353,682	176,935	552,991	361,948

Operating income (loss)	(354,139)	14,766	(540,197)	(170,247)

Other income (expense)
Interest expense	(973)	(1,742)	(2,353)	(5,701)
Net income (loss)	$(355,112)	$13,024	$(542,550)	$(175,948)

Less: Net loss attributable to non-controlling interests	(23,313)	-	(18,321)	-
Net income (loss) attributable to common shareholders	$(331,799)	$13,024	$(524,229)	$(175,948)

Basic and diluted net loss per average share available to common shareholders	$(.01)	$0.00	$(0.02)	$(0.01)

Weighted average common shares outstanding – basic and diluted	34,635,799	22,431,427	33,943,536	22,353,918

See accompanying notes to consolidated financial statements.

Amarillo Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2018	2017

Net cash used in operating activities:	$(389,433)	$(159,588)

Cash flows from investing activities
Investment in patents	(2,108)	(25,786)
Net cash used in investing activities	(2,108)	(25,786)

Cash flows from financing activities
Payments on convertible notes	(195,000)	70,000
Proceeds from private placement offering	-	50,625
Net cash provided by financing activities	(195,000)	120,625

Net change in cash	(586,541)	(64,749)
Cash and cash equivalents at beginning of period	1,980,015	134,125
Cash and cash equivalents at end of period	$1,393,474	$69,376
Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Stock issued for advances from investors	$496,736	$-
Conversion of debt to common stock	$178,125	-
Reversal of previously accrued dividend	$34,277	$-

See accompanying notes to consolidated financial statements.

Amarillo Biosciences, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.
Organization and Business. Amarillo Biosciences, Inc. (the "Company" or "ABI"), is a diversified healthcare company engaged in the discovery and development of pharmaceutical and biotech products.  Our goal is to introduce novel products that actively stimulate and rejuvenate the human body to combat disease and enhance the ability to heal.  We are an industry leader in the advancement of low-dose oral interferon as a therapeutic treatment for numerous indications such as Thrombocytopenia, Sjögren's syndrome, Hepatitis C virus (HCV) and influenza, a potential multi-billion dollar market opportunity.  Low-dose oral interferon has been shown to have fewer side effects and is less costly than high-dose injectable interferon. Our management team is working with global partners to develop a non-toxic and inexpensive low-dose oral formulation of interferon-alpha for the benefit of patients and physicians worldwide.

ABI primarily operates through three divisions:  Pharmaceutical, Medical and Consumer.  The Pharmaceutical division leverages our extensive, thirty-year data library by applying the Company's experience in the use of low-dose oral interferon (IFN) to the treatment of neoplastic, viral, and autoimmune diseases. With a proprietary archive of over a hundred scientific and clinical data studies on various human and animal applications of low dose oral interferon, ABI seeks to engage in patent licensing and commercialization opportunities with global partners. The Medical division is focused on developing an innovative, state-of-the-art technology to treat metabolism related diseases such as Type 1 and Type 2 diabetes in Asia, in addition to licensed distribution of surgical wound care products.  The Consumer division includes a range of nutraceutical and food supplement products that utilize a unique liposomal delivery system.  ABI currently has offices in the United States and Taiwan.
2.
Basis of presentation. The accompanying financial statements, which should be read in conjunction with the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on April 17, 2018, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six and three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

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
The Medical division currently provides equipment to metabolism treatment centers in Taiwan and Hong Kong.  Additionally, this division provides TissueAidTM wound closure products to hospitals, clinics, and doctors' offices.  The Consumer Product division provides nutraceuticals and food supplements in Asian markets. Revenues are recognized for both these revenue streams when an agreement is in place, the price is fixed, title for product passes to the customer or services have been provided and collectability is reasonably assured, which is generally upon delivery to the customer. Revenues are recorded net of sales taxes.
The Pharmaceutical Division will exploit the Company's intellectual property and core technology, low-dose oral interferon.
Revenue recognized during the six month period ending June 30, 2018 was generated by the Consumer Product division and the Medical division.

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

6.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On June 30, 2018, a total of 40,237,547 shares of common stock were either issued (34,674,261), reserved for conversion of convertible debt to stock (2,827,305), issuance to two Company officers as compensation (144,330), or held for future issue to prepaid private placement investments (2,139,034).

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

During the first quarter of 2018, 7,579,059 shares of common stock were issued to investors from the 2016-2 offering at $.1875 per share pursuant to a private placement subscription executed on September 13, 2017.  The payments were received between September 18, 2017 and December 18, 2017.  Also in the first quarter of 2018, 1,901,941 shares of common stock were issued to investors from the 2016-3 offering at $.25 per share pursuant to a private placement subscription executed and received on April 25, 2018.  Although the subscription was not executed until April 25, 2018, total funds of $721,033 for 2,884,132 shares, were received in full by December 26, 2017.  Since payment of the subscription was complete, the Company issued 1,901,941 shares of the stock early in the first quarter of 2018.  The balance of the subscribers' names were subsequently received on July 27, 2018.

On April 25, 2018 the 2016-3 Private Placement of the Company's voting common stock was amended increasing the maximum shares in the offering to 30 million and the maximum proceeds to $7.5 million.  The offering is to be completed within one (1) year of the Board action.

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

On April 1, 2018, Dr. Chen converted $178,125 of convertible notes payable for 950,000 common shares.  The stock was issued at a price of $.1875 per share as stated in the Note.

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

On April 1, 2018, Dr. Chen executed and presented a Promissory Note Conversion Notice exercising his option to convert $178,125 principal amount of the Note bearing a balance of $284,555 into ABI Common Stock shares in accordance with the terms of the Note.  On April 2, 2018, and April 6, 2018, 550,000 shares and 400,000 shares, respectively, were issued pursuant to Dr. Chen's instructions.  The shares were issued at $.1875 per share, the Conversion Price stated in the Note.  After the conversion, the new balance of the Note was $106,430.

	June 30, 2018	December 31, 2017
Convertible Note payable – related party	$144,426	$144,426
Convertible Note payable – related party	262,500	262,500
Convertible Note payable – related party	106,430	384,555
Convertible Note payable – related party	-	70,000
Convertible Note payable – related party	-	25,000
Convertible Notes payable – related party	$513,356	$886,481

8.	Warrants.
On April 15, 2018, the Company issued a warrant to a consultant for the purchase of 452,617 shares of common stock at an exercise price of $.27 per share.   The warrant is exercisable through April 14, 2020.  The warrant was valued at $75,967 and will be expensed over twenty four months.  $8,773 of expense was recognized during the three months ended June 30, 2018.

9.	Variable Interest Entity.
On May 23, 2016, Amarillo Biosciences, Inc. ("ABI"), the Principal, entered into an Agency and Service Agreement with ACTS Global Healthcare, Inc. ("ACTS Global"), a Taiwan Corporation, the Agent. To date, ABI has advanced to ACTS Global "Principal Funds" in the amount of $179,468, to be utilized and /or expended by ACTS Global solely as instructed by ABI.  Pursuant to the Agreement, additional advances may be made by ABI to ACTS Global.

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

On June 18, 2018, the ABI Board of Directors unanimously approved a resolution to acquire the assets of ACTS Global Healthcare, Inc. ("ACTS Global"), an ROC corporation which heretofore has been the Agent for ABI in Taiwan and other Asian markets.  Effective July 30, 2018, the Company acquired all assets of ACTS Global, including, but not limited to, intangibles, trade names, and trademarks in exchange for 539,447 shares of ABI Restricted Common Voting Stock.  ABI did not assume any liabilities except those associated with office and equipment leases.  The ABI stock was issued on July 30, 2018, and distributed to the shareholders of ACTS Global.  The surrender of ACTS Global shares has been requested and are expected to be surrendered in due course.

The carrying amounts and classification of ACTS Global assets and liabilities included in the Company's unaudited condensed consolidated balance sheets are as follows:

June 30, 2018
Current assets	$71,055
Total assets	$71,055
Current liabilities	$13,201
Total liabilities	$13,201

The amounts shown in the table above exclude intercompany balances that are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the ACTS Global obligations, and all of the liabilities in the table above can only be settled by using ACTS Global resources.

10.	Related Party.
On February 9, 2018, Dr. Chen received 1,000,000 shares of ABI common stock as repayment for advancing $187,500 to ABI between March 18, 2016, and April 7, 2016, as operating funds for ABI.  The stock was issued at a price of $.1875 per share.

On March 27, 2018, effective as of January 1, 2018, the Board of Directors approved a resolution whereby Dr. Chen's annual compensation was changed to $240,000 cash per annum and $100,000 per annum payable in the Company's unregistered, voting common stock.  The Board also approved the change in compensation to Bernard Cohen to $70,000 cash per annum and $12,000 per annum payable in the Company's unregistered, voting common stock. The cash compensation is to be paid on the normal payroll cycle of 15th and 31st of each month and stock compensation to be paid quarterly.  Shares are to be priced at the average of all trading day closing quotes on the OTC-BB for the month preceding date of issuance, with such shares to be issued on the first business day after the close of each calendar quarter or as soon thereafter as practicable.  During the period ended June 30, 2018, the Company has issued an aggregate of 86,698 shares of common stock valued at $21,250 as payment for the fourth quarter 2017 accrual.  As of June 30, 2018, the Company has accrued $56,000 in Accounts Payable and Accrued Expenses representing first and second quarters of 2018 shares that have not been issued.

On April 1, 2018, Dr. Stephen T. Chen, ABI Chairman, CEO, and President, a related party, executed and presented a Promissory Note Conversion Notice exercising his option to convert $178,125 Principal Amount of the Note bearing a balance of $284,555 into ABI Common Stock Shares in accordance with the terms of the Note.  ABI made the conversion, reduced the debt accordingly, and issued the shares as requested by Dr. Chen.

11.	Subsequent Events.

On July 27, 2018, the Company received the names of the four remaining investors as previously explained in Footnote 6 Common Stock, paragraph 5.  The 1,839,034 shares were issued from the 2016-3 offering at $.25 per share on July 27, 2018, as directed in the private placement subscription executed and received on April 25, 2018.  The funds had been previously received on December 26, 2017 and held as a prepaid private placement payment, a liability on the balance sheet, until the investor names were received and shares issued.

On July 30, 2018, 539,447 shares of ABI Restricted Common voting Stock was issued to the four shareholders of ACTS Global Healthcare, Inc. pursuant to the Assignment executed by ACTS Global.  This is a related party transaction insomuch as Dr. Stephen T. Chen executed the Assignment as the CEO of ACTS Global and is concurrently the Chairman, CEO, and President of ABI.

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

Having successfully reorganized, the Company's goal continues to be the expansion of the reach of its research, development, and marketing of biopharmaceutical, biotechnical, health and life science related products.  ABI will continue to leverage its core technology going forward by using its thirty years of scientific and clinical data to establish interferon-alpha lozenges as a therapeutic agent for conditions such as influenza, hepatitis C, and various causes of thrombocytopenia just to name a few.  The Company is committed to expanding its business operations from the currently narrow focus to encompass a wide variety of licensing, partnerships, joint ventures and other development opportunities in the aforementioned sectors. This commitment extends not only to the U.S., but to Taiwan, China, and other Asian Countries.

ABI holds various patents and related intellectual property. The most significant asset is intellectual property consisting of six patents, five in the U.S. and one in Taiwan.  Additionally, we have one trademark. One of the patents expires in April 2019, and another patent will expire in April 2021.  The newest patents will expire in April and May 2033.  These patents will not have significant value unless commercialized, which will require adequate funding, time, effort, and expertise in biologics.  ABI is intensifying its exploration of new and more cost efficient interferon sources with which to advance its core technology. The anticipated location and development time required for a new source of human interferon along with the requisite testing and FDA approval time could exceed the life span of all but the newest of the patents, and even if it does not, could leave relatively little time to derive revenues from the patent protections, prior to patent expiration. The patent which carries the trademark, a product promoting oral health, also is the subject of supply-chain interruption because the supplier of the raw material for the product (anhydrous crystalline maltose, or "ACM") has substantially increased its purchase price. The price increase and other actions have rendered the manufacture and sale of the product less attractive.

It is anticipated that ABI will attempt to monetize and commercialize its existing intellectual property, which would necessitate identification and acquisition of new source product (e.g., Interferon), conducting new trials, and additional protection of intellectual property. It is estimated this may require additional funding (including general administrative cost and professional fees) of between $500,000 and $800,000.  ABI has acquired new product lines and continues to explore the acquisition and development of more new product lines. The cost to commercialize any such development could likely require a similar funding level, resulting in aggregate funding requirements between $1 million and $1.6 million. These activities, even if undertaken, would not be expected to produce meaningful revenue before the last calendar quarter of 2019, or possibly later.

New technologies are anticipated to be developed and introduced to market. This includes proprietary technology, protocol knowledge bases, and clinical patient data to treat metabolism diseases like Type 1 and 2 diabetes and numerous other metabolism disorders.  This technology has a great potential for revenue development for both products and services.

Results of Operations for Quarters Ended June 30, 2018 and 2017:

Revenues.  There were minimal revenues for the quarter ended June 30, 2018, as compared to June 30, 2017, which was $250,502 generated by the sale of metabolism treatment equipment.

Cost of Revenues. For the quarter ended June 30, 2018, there were minimal cost of the revenues. For the same quarter in 2017, the cost of revenues was $58,801.

Research and Development Expenses. There was no direct R&D activity for the quarters ended June 30, 2018, and June 30, 2017.  An extensive R&D program is being prepared as ABI's core technology and new technologies are rolled out.  Much of the R&D activity is anticipated to occur in the Asian markets generated through the new AMARILLO BIOSCIENCES, INC. TAIWAN BRANCH (美商康華全球生技股份有限公司 台灣分公司).

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $353,682 were incurred for the second quarter in 2018, as compared to $176,935 for the second quarter of 2017, an increase of $176,747 (99%).  Salary and stock compensation expenses increased to $99,815 in 2018 from $110,980 in 2017, an increase of 80%.  Accounting fees rose slightly, $25,240 in 2018, from $14,735 in 2017, an increase of 71%.

These increases were due to growing foreign operations.  In 2018 for the second quarter, rent increased by $5,327 (165%) to $8,557 in 2018 from $3,230 in 2017.  Professional fees for accounting increased $10,505 (71%) to $25,240 in 2018 from $14,735 in 2018.  Professional fees for advising and consulting increased to $57,452 in 2018 from $12,510 in 2017, an increase of $44,942 (359%).  The increased accounting and advising fee were fueled by the increased need for such services due to expansion of foreign operations.

Operating Income (Loss).  In the three-month period ended June 30, 2018, the Company's operating loss of $354,139 compared to an operating income for the three-month period ended June 30, 2017 of $14,766, a $368,905 increase in loss. There were more expenses overall during the second quarter of 2018 due to increased foreign operations.

Interest Expense.  During the three-month period ended June 30, 2018, interest expense was $973, compared to $1,742 for the three-month period ended June 30, 2017. The reduced interest expense in the second quarter of 2018 is mostly due to debt reduction of Dr. Stephen Chen's unsecured loans by partial repayments of the debt by ABI as well as Dr. Chen's conversion of debt to equity.

Net Income (Loss). In the three-month period ended June 30, 2018, the Company had net loss of $355,112 compared to a net income for the three-month period ended June 30, 2017, of $13,024 a $368,136 increase in loss. This increase was mainly due to increased selling, general and administrative expenses and no sales recognized in the second quarter of 2018.

Results of Operations for the Six Months Ended June 30, 2018 and 2017:

Revenues.  (a) Revenue now includes that which was generated by the Taiwan Branch Office. (b) For the first & second quarters of 2018, there was recognized $2,053 from the sale of the new product TissueAid®.  No sales occurred for the same period in 2017.  The total revenue recognized through June 30, 2018, was $56,840 against $250,502 from the sale of metabolism treatment equipment, in 2017, a decrease in 2018 of $193,662 (77%).  This decrease of revenue is mostly due to no sales of metabolism treatment equipment in 2018.

Cost of Revenues.  Cost of sales for the six months ended  June 30, 2018 was $44,046. For the six months ended June 30, 2017, no dietary supplements or ACM was purchased for resale.  In 2017, metabolism treatment equipment in the amount of $58,801, was purchased compared to no equipment purchases in 2018.

Research and Development Expenses.  There was no direct R&D activity for the six months ended June 30, 2018, and June 30, 2017.  An extensive R&D program is being prepared as ABI's core technology and new technologies are rolled out.  Much of the R&D activity is anticipated to occur in the Asian markets generated through the new AMARILLO BIOSCIENCES, INC. TAIWAN BRANCH (美商康華全球生技股份有限公司 台灣分公司).

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $552,991 were incurred for the first six months of 2018, compared to $361,948 for the first six months of 2017, an increase of $191,043 (53%).  This increase is mostly due to additional salary expense in 2018, $215,416, over $155,467 in 2017, an increase of 39% ($59,949); and stock compensation expense of $56,000 in 2018 over $0 in 2017.  Accounting fees rose slightly, 54%, in 2018, $32,723, over the same period in 2017, $21,235, an increase of $11,488.  In 2018 for the first six months, rent increased by $21,523 (334%) to $27,963 in 2018 from $6,440 in 2017.

Professional fees for advising and consulting increased to $70,850 in 2018 from $26,276 in 2017, an increase of $44,574 (170%).  The increases in these expenses were fueled by the growth and expansion of foreign operations.

Operating Loss.  In the six month period ended June 30, 2018, the Company's operating loss was $540,197 compared to an operating loss for the six month period ended June 30, 2017 of $170,247, a $369,950 (217%) increase.  The increased selling, general, and administrative expense increases along with no sales in 2018 was a major factor in the operating loss increase.  However, major portion of the expense increases were driven by expanded international operations and activities.

Interest Expense.  During the six-month period ended June 30, 2018, interest expense was $2,353, compared to $5,701 for the six-month period ended June 30, 2017. The reduced interest expense for the six-month 2018 period, $3,348 (59%), is mostly due to debt reduction of Dr. Stephen Chen's unsecured loans by ABI's partial repayments of the debt as well as Dr. Chen's conversion of debt to equity.  Additionally, less interest associated with our D&O insurance policy payment. This reduction is attributed to reduction of loans with Dr. Stephen Chen.  Additionally, a reduction in the amount financed of the annual D&O Insurance premium contributed significantly to the interest expense reduction for the current period.

Net Loss. The Net Loss for the first half of 2018, increased to $542,550 from $175,948 in 2017, an increase of $366,602, (208%) for the period.  The major constituents to the increase in net loss are the decrease in revenue in the second quarter of 2018 (the quarter ended June 30, 2018) and the increase in expenses due to incorporation of operations of the Taiwan office.

Liquidity Needs. At June 30, 2018, we had available cash of $1,393,474 whereas we had a cash position of $1,980,015 as of December 31, 2017.  The Company had a working capital of $454,587 at the end of June 30, 2018.  For 2017, the working capital was $261,412.  Historically the burn rate has been between $50,000 and $60,000 per month.  It is difficult to estimate the burn rate at this point insomuch as foreign operations have increased and new budgets are being developed for escalations in R&D spending and foreign operations.  One of the Company's main goals is to return to the status of a going concern by having reduced operating losses and subsequently becoming profitable.  As indicated throughout this document,  two other major goals of ABI are to (1) leverage the core technology, low-dose oral interferon, and (2) diversify Company operations to incorporate additional lines of business which will extend the reach of ABI into additional economic sectors such as biotech / bio-pharmaceutical / health care products and life sciences business.  Current investors and potential new investors have indicated the willingness to assist in future financing of operations as ABI seeks to monetize its existing (and newly developed) intellectual property. ABI estimates its financing needs to be between $1,000,000 and $1,600,000 to support our core technology, which is included in the Pharmaceutical Division, and instituting new revenue streams with the Medical Division and the Consumer Products Division.  The Company has also instituted a new corporate division, the Business Development Division dedicated to finding and developing new customers, markets, distribution channels, strategic partners, joint ventures, and other growth and expansion vehicles and opportunities.

There can be no assurance that we will be successful in our efforts to make the Company profitable.  If those efforts are not successful, we could be forced to cease operations.

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

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures

At the end of the period covered by the Annual Report on Form 10-K for the fiscal year ended  December 31, 2017, and this Form 10-Q Quarterly Report for the quarter ending June 30, 2018, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by the Annual Report and Quarterly Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

We will look to increase our personnel resources and technical accounting expertise within the accounting function as funds become available. Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weakness: insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.  Additionally, we have engaged an Executive Advisor to consult with the Company on various areas.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings..
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

On October 26, 2017, The Board of Directors approved the Company to amend the previously authorized Private Placement 2016-2 offer, sale, and issuance of unregistered securities, such offering to be completed within six (6) months of the approval date of the amendment resolution.  The Private Placement 2016-2 was amended to offer up to 15,000,000 shares of the Company's common stock (in addition to any common stock issuable to satisfy conversion rights under the Convertible Promissory Notes offered in the Company's Private Placement 2016-1) at a price of $.1875 per share for an aggregate offering amount of $2,812,500.

During the first quarter of 2018, 7,579,059 shares of common stock were issued to investors from the 2016-2 offering at $.1875 per share pursuant to a private placement subscription executed on September 13, 2017.  The payments were received between September 18, 2017 and December 18, 2017.  Also in the first quarter of 2018, 1,901,941 shares of common stock were issued to investors from the 2016-3 offering at $.25 per share pursuant to a private placement subscription executed and received on April 25, 2018.  Although the subscription was not executed until April 25, 2018, total funds of $721,033 for 2,884,132 shares, were received in full by December 26, 2017.  Since payment of the subscription was complete, the Company issued 1,901,941 shares of the stock early in the first quarter of 2018.  The balance of the subscribers' names were subsequently received on July 27, 2018.

On April 25, 2018 the 2016-3 Private Placement of the Company's voting common stock was amended increasing the maximum shares in the offering to 30 million and the maximum proceeds to $7.5 million.  The offering is to be completed within one (1) year of the Board action.

On July 27, 2018, the Company received the names of the four remaining investors as previously explained in Footnote 6 Common Stock, paragraph 5.  The 1,839,034 shares were issued from the 2016-3 offering at $.25 per share on July 27, 2018, as directed in the private placement subscription executed and received on April 25, 2018.  The funds had been previously received on December 26, 2017 and held as a prepaid private placement payment, a liability on the balance sheet, until the investor names were received and shares issued.

On March 27, 2018, effective as of January 1, 2018, the Board of Directors approved a resolution whereby Dr. Chen's annual compensation was changed to $240,000 cash per annum and $100,000 per annum payable in the Company's unregistered, voting common stock.  The Board also approved the change in compensation to Bernard Cohen to $70,000 cash per annum and $12,000 per annum payable in the Company's unregistered, voting common stock. The cash compensation is to be paid on the normal payroll cycle of 15th and 31st of each month and stock compensation to be paid quarterly.  Shares are to be priced at the average of all trading day closing quotes on the OTC-BB for the month preceding date of issuance, with such shares to be issued on the first business day after the close of each calendar quarter or as soon thereafter as practicable.  During the period ended March 31, 2018, the Company has issued an aggregate of 86,698 shares of common stock valued at $21,250 as payment for the fourth 2017 accrual.  As of June 30, 2018, the Company has accrued $56,000 in Accounts Payable and Accrued Expenses representing Q1 2018 and Q2 2018 shares that have not been issued.

ITEM 3.	Defaults Upon Senior Securities.
None

ITEM 4.	Mine Safety Disclosures.
Not applicable

ITEM.5.	Other Information.
None

ITEM 6.	Exhibits.
None

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMARILLO BIOSCIENCES, INC.
Date: August 13, 2018	By: /s/ Stephen T. Chen Stephen T. Chen, Chairman of the Board, and Chief Executive Officer
Date: August 13, 2018	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer