Form 10-Q
period 2018-09-30
AMARILLO BIOSCIENCES INC
filed 2018-11-14
CIK 1014763

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018

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
As of November 14, 2018, there were 37,417,524 shares of the issuer's common stock outstanding.

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Balance Sheets
(Unaudited)
	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,143,317	$1,980,015
Inventory	-	22,666
Receivables	6,727
Advance to related party	-	58,135
Prepaid expense and other current assets	46,174	23,635
Total current assets	1,196,218	2,084,451
Goodwill	133,449	-
Patents, net	168,417	182,386
Property and equipment, net	18,997	26,997
Total assets	$1,517,081	$2,293,834

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$137,761	$159,300
Advances from investors	56,225	777,258
Convertible notes payable – related party	513,356	886,481
Total current liabilities	707,342	1,823,039
Total liabilities	707,342	1,823,039

Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000,
Issued and outstanding shares – 0 at September 30, 2018 and December 31, 2017	-	-
Common stock, $0.01 par value:
Authorized shares - 100,000,000,
Issued and outstanding shares – 37,299,276 and 23,156,563 at September 30, 2018 and December 31, 2017, respectively	372,993	231,565
Additional paid-in capital	3,139,033	2,123,205
Accumulated deficit	(2,702,287)	(1,883,975)
Total stockholders'. equity	809,739	470,795
Total liabilities and stockholders' equity	$1,517,081	$2,293,834
See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017

Revenues	$14,908	$-	$71,748	$250,502
Cost of revenues	16,791	-	60,837	58,801
Gross margin	(1,883)	-	10,911	191,701

Operating expenses:
Selling, general and administrative expenses	306,965	230,875	859,956	592,822
Total operating expenses	306,965	230,875	859,956	592,822

Operating income (loss)	(308,848)	(230,875)	(849,045)	(401,121)

Other income (expense)
Interest expense	(1,191)	(1,929)	(3,544)	(7,630)
Net income (loss)	$(310,039)	$(232,804)	$(852,589)	$(408,751)

Less: Net loss attributable to non-controlling interests	-	-	(18,321)	-
Net income (loss) attributable to common shareholders	$(310,039)	$(232,804)	$(834,268)	$(408,751)

Basic and diluted net loss per average share available to common shareholders	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding – basic and diluted	35,199,804	22,789,370	34,715,330	22,500,663

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2018	2017

Net cash used in operating activities:	$(697,341)	$(188,526)

Cash flows from investing activities
Acquisition of AEI	63,414	-
Transportation equipment	(4,913)	-
Investment in patents	(2,858)	(39,945)
Net cash provided by (used in) investing activities	55,643	(39,945)

Cash flows from financing activities
Payments on convertible notes	(195,000)	-
Proceeds from convertible note payable – related party	-	95,000
Proceeds from private placement offering	-	144,375
Net cash provided by financing activities	(195,000)	239,375

Net change in cash	(836,698)	10,904
Cash and cash equivalents at beginning of period	1,980,015	134,125
Cash and cash equivalents at end of period	$1,143,317	$145,029
Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Common stock issued for services	$-	$10,671
Common stock issued for accrued liabilities	$77,250	-
Common stock issued for advances from investors	$721,033	$-
Common stock issued for previously received funds	$85,791	$-
Conversion of debt to common stock	$178,125	$-
Common stock issued for acquisition of ACTS	$152,302	$-
Reversal of previously accrued dividend	$34,277	$-

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
(Unaudited)

1.	Organization and Business.
Amarillo Biosciences, Inc. (the "Company" or "ABI"), is a diversified healthcare company engaged in the discovery and development of pharmaceutical and biotech products.
ABI primarily operates through three divisions:  Pharmaceutical, Medical and Consumer.  The Pharmaceutical division leverages our data library by applying the Company's experience in the use of low-dose oral interferon (IFN) for the treatment of neoplastic, viral, and fibrotic diseases. ABI seeks to engage in patent licensing and commercialization opportunities with global partners. The Medical division is focused on developing technology to treat metabolism related diseases such as Type 1 and Type 2 diabetes in Asia, in addition to licensed distribution of surgical wound care products.  The Consumer division includes a range of nutraceutical and food supplement products that utilize a liposomal delivery system.  ABI currently has offices in the United States and Taiwan.  ABI operates in Taiwan under the name AMARILLO BIOSCIENCES, INC. TAIWAN BRANCH (美商康華全球生技股份有限公司 台灣分公司).

2.	Basis of presentation.
The accompanying financial statements, which should be read in conjunction with the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on April 17, 2018, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine and three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

3.	Principles of Consolidation.
From January 1, 2018 through June 30, 2018, ACTS Global Healthcare, Inc. (ACTS) was consolidated under the variable interest entities ("VIE") provisions of ASC 810, "Consolidation" ("ASC 810"). Inter-company balances and transactions have been eliminated upon consolidation.  Effective July 1, 2018, the Company acquired the assets and certain liabilities of ACTS and those accounts are included in the accounts of the Company from July 1, 2018.

The Company applies the provisions of ASC 810 which provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that is unable to make significant decisions about its activities, (3) has a group of equity owners that does not have the obligation to absorb losses or the right to receive returns generated by its operations or (4) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both and substantially all of the entity's activities) either involve or are conducted on behalf of an investor that has disproportionately fewer voting rights.

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

The Pharmaceutical Division is currently seeking to leverage the Company's intellectual property and core technology, low-dose oral interferon, to expand treatment of the aforementioned neoplastic, viral, and fibrotic diseases as well as other potential indications.
Revenue recognized during the nine month period ending September 30, 2018 was generated by the Consumer Product division and the Medical division.

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
The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On September 30, 2018, a total of 45,968,528 shares of common stock were accounted for as previously issued (37,299,276), reserved for conversion of convertible debt to stock (2,827,305), as an issuance to two Company officers as compensation (144,330), and set aside for future issuance for private placement investments (300,000), warrants (452,617), qualified options (950,000), and nonqualified options (3,995,000).

On March 10, 2016, the Board of Directors approved the Company to enter into private placements for the sale of up to 5,000,000 shares of the Company's common stock (Private Placement 2016-2) at a price of $.1875 per share (aggregate offering amount of $937,500).

On September 30, 2016, the Board of Directors approved the Company to amend the previously authorized Private Placement 2016-2 offer, sale, and issuance of unregistered securities.  The Private Placement 2016-2 was amended to offer up to 10,000,000 shares of the Company's common stock at a price of $.1875 per share for an aggregate offering amount of $1,875,000.  The offering was to be completed within one (1) year of the date of approval.

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

During the first quarter of 2018, 7,579,059 shares of common stock were issued to investors from the 2016-2 offering at $.1875 per share pursuant to a private placement subscription executed on September 13, 2017.  The payments were received between September 18, 2017 and December 26, 2017.  Also in the first quarter of 2018, 1,901,941 shares of common stock were issued to investors from the 2016-3 offering at $.25 per share pursuant to a private placement subscription executed and received on April 25, 2018.  On April 25, 2018, The Board of Directors approved the Company to amend the previously authorized Private Placement 2016-3 off, sale and issuance of unregistered securities. The Private Placement 2016-3 was amended to offer up to 30,000,000 shares of the Company's common stock at a price of $.1875 per share for an aggregate offering amount of $7,500,000. Although the subscription was not executed until April 25, 2018, total funds of $721,033 for 2,884,132 shares, were received in full by December 26, 2017.  Since payment of the subscription was complete, the Company issued 1,901,941 shares of the stock early in the first quarter of 2018.   The remaining 982,191 shares were issued from the 2016-3 offering at $.25 per share on August 8, 2018, as directed in the private placement subscription executed and received on April 25, 2018, 856,843 shares valued at $214,211 were issued as a commission for the private placement.

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

On April 25, 2018 the 2016-3 Private Placement of the Company's voting common stock was amended increasing the maximum shares in the offering to 30 million and the maximum proceeds to $7.5 million.  The offering was to be completed within one (1) year of the Board action.

On July 12, 2018, pursuant to an agreement executed June 20, 2018, ABI stock was issued to the four shareholders of ACTS, in exchange for the assets of that Taiwan Corporation.  Each of the shareholders executed a stock power assigning the ACTS shares back to Dr. Stephen T. Chen, the CEO of ACTS.  A total of 539,447 ABI Common voting shares were issued to:

Shareholder/Recipient	Issue Date	Number of Shares
Seu Chi Kuo	July 12, 2018	179,852
Po Ya Tseng	July 12, 2018	179,852
Yasushi Chikagami	July 12, 2018	53,891
Stephen/Virginia Chen Living Trust	July 12, 2018	125,852
Total		539,447

Dr. Chen is a related party insomuch as he is the CEO of ACTS and ABI.

On August 21, 2018, stock compensation was issued to Dr. Stephen T. Chen, CEO, and Bernard Cohen, CFO/VP for the first and second quarters of 2018 as follows:

Shareholder/Recipient	Quarter	Issue Date	Shares Issued	Share Price	Total Price
Stephen/Virginia Chen Living Trust	1st	August 21, 2018	128,866	$.1940	$25,000
Stephen/Virginia Chen Living Trust	2nd	August 21, 2018	91,254	$.2740	$25,000
Bernard Cohen	1st	August 21, 2018	15,464	$.1940	$3,000
Bernard Cohen	2nd	August 21, 2018	10,950	$.2740	$3,000
Total			246,534		$56,000

7.	Convertible Notes Payable – Related Party.
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

On March 8, 2018, Dr. Chen demanded repayment in full of the $70,000 convertible promissory note.  He was paid the principal of the note, $70,000, and accrued interest in the amount of $425. On March 9, 2018, Dr. Chen demanded a partial repayment of the convertible promissory note for $384,555.  He demanded payment in the amount of $100,000 and was paid that amount of principal of the note, $100,000, and accrued interest in the amount of $3,260.

On April 1, 2018, Dr. Chen executed and presented a Promissory Note Conversion Notice exercising his option to convert $178,125 principal amount of the Note bearing a balance of $284,555 into ABI Common Stock shares in accordance with the terms of the Note.  On April 2, 2018 and April 6, 2018, 550,000 shares and 400,000 shares, respectively, were issued pursuant to Dr. Chen's instructions.  The shares were issued at $.1875 per share, the Conversion Price stated in the Note.  After the conversion, the new balance of the Note was $106,430.

	September 30, 2018	December 31, 2017
Convertible Note payable – related party	$144,426	$144,426
Convertible Note payable – related party	262,500	262,500
Convertible Note payable – related party	106,430	384,555
Convertible Note payable – related party	-	70,000
Convertible Note payable – related party	-	25,000
Convertible Notes payable – related party	$513,356	$886,481

8.	Warrants.
On April 15, 2018, the Company issued a warrant to a consultant for the purchase of 452,617 shares of common stock at an exercise price of $.27 per share.  The warrant is exercisable through April 14, 2020.  The warrant was valued at $75,967 and will be expensed over twenty four months.  $9,496 of expense was recognized during the three months ended September 30, 2018, and $18,269 of expense was recognized during the nine months ended September 30, 2018.  The Company used the Black-Scholes option pricing model to value the warrants with the following assumptions applied:  (1) Volatility – 207%; (2) Term – 2 years (3) Discount Rate – 2.39%.

9.	ACTS Global.
On May 23, 2016, Amarillo Biosciences, Inc. ("ABI"), the Principal, entered into an Agency and Service Agreement with ACTS, a Taiwan Corporation, the Agent. From the beginning of the agreement,  ABI advanced funds to ACTS to be utilized and /or expended by ACTS solely as instructed by ABI.  Pursuant to the Agreement, additional advances may be made by ABI to ACTS.  ACTS was also engaged by ABI to perform such other business services as may be requested by ABI in the agreed geographic area of Taiwan and the People's Republic of China.  For their services, ACTS, was paid by ABI, one percent (1%) of the Principal's services expended by the Agent at the Principal's direction. Any other services rendered by the Agent were paid for by the Principal based on comparable and/or reasonable values of the service rendered.

Since the inception of the Agency Agreement in 2016, ACTS has neither performed services for any other clients nor contracted any other clients for future services.  Dr. Stephen T. Chen, ABI Chairman, CEO, and President, is also a stockholder in ACTS and has indicated that ACTS is working exclusively for ABI and that there was no desire on the part of ACTS to secure additional clients.  Because of the exclusivity of this Agency relationship and control by Dr. Chen, it was determined by management that ACTS was a VIE and that the Company was the primary beneficiary of ACTS because the Company, through Dr. Chen, had the power to direct the activities of ACTS that most significantly impact the activities of ACTS, and the obligation to absorb losses of ACTS that could potentially be significant to ACTS and the right to receive benefits from ACTS that could potentially be significant to ACTS' economic performance. As such, the assets, liabilities and non-controlling interest of ACTS were consolidated in the financial statements of the Company effective January 1, 2018 at their fair values.  Goodwill of approximately $133,000 was recorded upon consolidation.

On June 18, 2018, the ABI Board of Directors unanimously approved a resolution to acquire the assets of ACTS, an ROC corporation which heretofore had been the Agent for ABI in Taiwan and other Asian markets.  Effective July 1, 2018, the Company acquired all assets of ACTS in exchange for 539,447 shares of ABI Restricted Common Voting Stock.   The ABI stock was issued as of July 12, 2018, and distributed to the shareholders of ACTS. The assets and certain liabilities of ACTS are included in the Company's accounts beginning July 1, 2018.

10.	Related Party.
On February 9, 2018, Dr. Chen received 1,000,000 shares of ABI common stock as repayment for advancing $187,500 to ABI between March 18, 2016 and April 7, 2016, as operating funds for ABI.  The stock was issued at a price of $.1875 per share.

On March 27, 2018, effective as of January 1, 2018, the Board of Directors approved a resolution whereby Dr. Chen's annual compensation was changed to $240,000 cash per annum and $100,000 per annum payable in the Company's unregistered, voting common stock.  The Board also approved the change in compensation to Bernard Cohen to $70,000 cash per annum and $12,000 per annum payable in the Company's unregistered, voting common stock. The cash compensation is to be paid on the normal payroll cycle of 15th and 31st of each month and stock compensation to be paid quarterly.  Shares are to be priced at the average of all trading day closing quotes on the OTC-BB for the month preceding date of issuance, with such shares to be issued on the first business day after the close of each calendar quarter or as soon thereafter as practicable.  During the period ended June 30, 2018, the Company has issued an aggregate of 86,698 shares of common stock valued at $21,250 as payment for the fourth quarter 2017 accrual.  As of September 30, 2018, the Company has issued an aggregate of 246,534 of common stock valued at $56,000 for the first and second quarters of 2018.

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

On July 12, 2018, Dr. Stephen T. Chen, CEO of ABI and CEO of ACTS, received 125,852 ABI common shares as remuneration for his ownership, stockholder interest in ACTS pursuant to the purchase of ACTS assets by ABI.  Dr. Chen is a related party by virtue of his position of shareholder and CEO of both ACTS and ABI.

11.	2018 Stock Option and Award Incentive Plans.
On September 26, 2018, the Company's Board of Directors adopted the Amarillo Biosciences, Inc., 2018 Employee Stock Option Plan (the "Plan").  The Plan provides for the grant of Qualified Incentive Stock Options to the Company's employees.  The Board, in its adoption of the Plan, directed the Officers to submit the Plan to the shareholders for ratification and approval at the next scheduled shareholders meeting.  Failure of the ratification and approval of the Plan within one year of the effective date will render the qualified options to become nonqualified options for purposes of the U.S Internal Revenue Code.  The Plan is administered by the Board of Directors of ABI or by a committee of directors appointed by the Board of Directors of ABI (the "Stock Option Committee") as constituted from time to time.  The maximum number of shares of Common Stock which may be issued under the Plan is six million (6,000,000) common stock shares which will be reserved for issuance.

The option price per share of Common Stock deliverable upon the exercise of an Incentive Stock Option is 100% of the Fair Market Value of a share of Common Stock on the date the Incentive Stock Option is granted.  The Option Price is $.38 per share and the Options are exercisable during a period of ten (10) years from the date of grant, and the Options vest 20% annually over five (5) years, commencing one (1) year from date of grant.  If an Option grantee owns or controls over ten percent (10%) of the outstanding stock, then pursuant to Section 424(d) of the Code, the Option Price becomes 110% of Fair Market Value, $.418; the Term of exercise be five (5) years from ten (10); and the vesting period decreases from five (5) years to four (4) years.

On September 26, 2018, the Company's Board of Directors adopted the Amarillo Biosciences, Inc., 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan (the "Plan").  The Plan provides for the grant of Nonqualified Incentive Stock Options to the Company's employees.  The Plan is administered by the Board of Directors of ABI or by a committee of directors appointed by the Board of Directors of ABI (the "Stock Option Committee") as constituted from time to time.  The maximum number of shares of Common Stock which may be issued under the Plan is twenty million (20,000,000) common stock shares which will be reserved for issuance subject to options.  The Option Price for the Nonqualified Options is $.38 exercisable for a period of ten (10) years, and a vesting period of five (5) years at 20% per year commencing one (1) year from date of grant.  There are no changes in terms or conditions for shareholders who own or control over ten Percent (10%) of the outstanding stock.

When options are exercised whether they are qualified or nonqualified, the ABI Common Stock shares will be issued pursuant to Rule 144A meaning that the shares cannot be traded or otherwise exchanged for a minimum period of six months from issue date.

A summary of option activity for the years ended September 30, 2018 and December 31, 2017 are presented below
Date	Number of Options Qualified	Number of Options Nonqualified	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance December 31, 2017	-	-	-	-
Granted	950,000	3,995,000	$.384	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance September 30, 2018*	*950,000	3,995,000	$.384	5 years	-
Exercisable, September 30, 2018	-	-	-	-	-
 *There is one stock owner over 10% currently holding 500,000 qualified options.  The exercise price for this Option-Holder would be $.418 with an exercise period of 5 years and a vesting period of 4 years at 25% per year.

The Company used the Black-Scholes option pricing model to value the option awards with the following assumptions applied:  (1) Volatility – 276%; (2) Term – 5 years (3) Discount Rate – 2.96%.

As of September 30, 2018, there is $1,865,312 in unrecognized option expense that will be recognized over the next 5 years.

12.	Subsequent Events.
The following stock was issued on October 12, 2018, as compensation.  The distributions were for the 3rd quarter stock grant distributions:  (1) Stephen/Virginia Chen Living Trust, 73,529 shares at $.34 per share ($25,000); (2) Bernard Cohen, 8,824 shares at $.34 per share ($3,000); (3) Lawrence Lin, i2 China (Executive Advisor), 18,248 shares at $.2740 per share ($5,000) for contractual compensation obligation for April 15 – 30, May, and June, 2018, (2.5 months at $2,000 per month); (4) Lawrence Lin, i2 China (Executive Advisor), 17,647 shares at $.34 ($6,000) for contractual compensation obligation for July, August, and September, 2018 (3 month at $2,000 per month).

During October and November 2018, 1,550,000 shares were sold for $387,500 under the 2016-3 Private Placement. These shares have not been issued as of November 14, 2018.

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

Overview. ABI is engaged in the business of biopharmaceutical research and development. Its primary focus historically has been the development of low-dose, orally administered interferon. ABI holds or licenses various patents; it also is the developer of Maxisal®, a dietary supplement to treat dry-mouth symptoms.

The Company's goal continues to be the expansion of the reach of its research, development, and marketing of biopharmaceutical, biotechnical, health and life science related products.  ABI will continue to leverage its core technology going forward by using its scientific and clinical data to establish interferon-alpha lozenges as a therapeutic agent for conditions such as influenza, hepatitis C, and various causes of thrombocytopenia just to name a few.  The Company is committed to expanding its business operations from the currently narrow focus to encompass a wide variety of licensing, partnerships, joint ventures and other development opportunities in the aforementioned sectors. This commitment extends not only to the U.S., but to Taiwan, China, and other Asian Countries.

ABI holds various patents and related intellectual property. The most significant asset is intellectual property consisting of six patents, five in the U.S. and one in Taiwan.  Additionally, we have one trademark. One of the patents expires in April 2019, and another patent will expire in April 2021.  The newest patents will expire in April and May 2033.  These patents will not have significant value unless commercialized, which will require adequate funding, time, effort, and expertise in biologics.  ABI is intensifying its exploration of new and more cost efficient interferon sources with which to advance its core technology. The anticipated location and development time required for a new source of human interferon along with the requisite testing and FDA approval time could exceed the life span of all but the newest of the patents, and even if it does not, could leave relatively little time to derive revenues from the patent protections, prior to patent expiration. The patent which carries the trademark, a product promoting oral health, also is the subject of supply-chain interruption because the supplier of the raw material for the product (anhydrous crystalline maltose, or "ACM") has substantially increased its purchase price and minimum purchase quantity. Additionally, there is currently no competitive, satisfactory alternative material. The price increase and other actions have rendered the manufacture and sale of the product less attractive.

It is anticipated that ABI will attempt to monetize and commercialize its existing intellectual property, which would necessitate identification and acquisition of new source product (e.g., Interferon), conducting new trials, and additional protection of intellectual property. It is estimated this may require additional funding (including general administrative cost and professional fees) of between $500,000 and $800,000.  ABI has acquired new product lines and continues to explore the acquisition and development of additional new product lines. The cost to commercialize any such development could likely require a similar funding level, resulting in aggregate funding requirements between $1 million and $1.6 million. These activities, even if undertaken, would not be expected to produce revenue before the last calendar quarter of 2019, or possibly later.

New technologies are anticipated to be developed and introduced to market. This includes proprietary technology, protocol knowledge bases, and clinical patient data to treat metabolic diseases such as Type 1 and 2 diabetes and numerous other metabolism related disorders.

Results of Operations for Quarters Ended September 30, 2018 and 2017:

Revenues.  There were minimal revenues for the quarter ended September 30, 2018, $14,908 as compared to September 30, 2017, which had no revenue to recognize.

Cost of Revenues. For the quarter ended September 30, 2018, the cost of the revenues was $16,791. For the same quarter in 2017, there were no costs of revenues.

Research and Development Expenses. There was no direct R&D activity for the quarters ended September 30, 2018 or September 30, 2017.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $306,965 were incurred for the third quarter in 2018, as compared to $230,875 for the third quarter of 2017, an increase of $76,090 (33%).  Salary and stock compensation expenses were $137,665 in 2018 from $89,157 in 2017, a $48,508 increase (54%).

These increases were due to growing foreign operations.  Professional fees for accounting increased $5,026 (98%) to $10,138 in 2018 from $5,112 in 2017.  Professional consulting fees increased to $43,677 in 2018 from $27,699 in 2017, an increase of $15,978 (58%).  The increased accounting and consulting fees were incurred due to the expansion of foreign operations.

Operating Income (Loss).  In the three-month period ended September 30, 2018, the Company's operating loss of $308,848 compared to operating loss of $230,875 for the three-month period ended September 30, 2017, a $77,973 increase in loss. There were more expenses overall during the third quarter of 2018 due to increased foreign operations.

Interest Expense.  During the three-month period ended September 30, 2018, interest expense was $1,191, compared to $1,929 for the three-month period ended September 30, 2017. The reduced interest expense in the third quarter of 2018 is mostly due to debt reduction of Dr. Stephen Chen's unsecured loans by repayments of the debt by ABI as well as Dr. Chen's conversion of debt to equity.

Net Income (Loss). In the three-month period ended September 30, 2018, the Company had net loss of $310,039 compared to a net loss of $232,804 for the three-month period ended September 30, 2017, a $77,235 increase in loss. This increase was mainly due to increased selling, general and administrative expenses.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017:

Revenues.  Revenue now includes that which was generated by the Taiwan Branch Office. A portion of the revenue for the nine months, $1,960, was generated by the marketing of a new wound-closure product, TissueAid®. The total revenue recognized through September 30, 2018, was $71,748 against $250,502 from the sale of metabolism treatment equipment, in 2017, a decrease in 2018 of $178,754 (71%).  This decrease of revenue is mostly due to no sales of metabolism treatment equipment in 2018.

Cost of Revenues.  Cost of sales for the nine months ended September 30, 2018 was $60,837. For the nine months ended September 30, 2017, there was $58,801 of nutraceutical products purchased, an increase of $2,036 for 2018 (3%). In 2017 we purchased metabolism treatment equipment in the amount of $58,801, compared to no equipment purchases in 2018.

Research and Development Expenses.  There was no direct R&D activity for the nine months ended September 30, 2018, or September 30, 2017.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $859,956 were incurred for the first nine months of 2018, compared to $592,822 for the first nine months of 2017, an increase of $267,134 (45%).  This increase is mostly due to additional salary expense in 2018, $325,081, over $180,874 in 2017, an increase of 80% ($144,207); and stock compensation expense of $84,000 in 2018 over $63,750 in 2017, an increase of $20,250 (32%).  Travel expense has increased $28,673 (160%) in 2018, to $46,595 from $17,922 in 2017.  Accounting fees rose 63%, to $42,861 in 2018, from $26,347, over the same period in 2017, an increase of $16,514.  In 2018 for the first nine months, rent increased by $20,107 (81%) to $44,847 in 2018 from $24,740 in 2017.

Professional consulting fees increased to $99,585 in 2018 from $52,634 in 2017, an increase of $46,951 (89%).  The increases in these expenses were due to the growth and expansion of foreign operations.

Operating Loss.  In the nine months ended September 30, 2018, the Company's operating loss was $849,045 compared to an operating loss for the nine month period ended September 30, 2017 of $401,121, a $447,924 (112%) increase.  The increased selling, general, and administrative expense increases along with no significant sales in 2018 was a major factor in the operating loss increase.  However, a major portion of the expense increases were driven by expanded international operations and activities.

Interest Expense.  During the nine-month period ended September 30, 2018, interest expense was $3,544, compared to $7,630 for the nine-month period ended September 30, 2017. The reduced interest expense for the nine-month 2018 period, $4,086 (54%), is mostly due to debt reduction of Dr. Stephen Chen's unsecured loans by ABI's repayments of the debt as well as Dr. Chen's conversion of debt to equity.

Net Loss. The Net Loss for the first nine months of 2018, increased to $852,589 from $408,751 in 2017, an increase of $443,838, (109%) for the period.  The increase in net loss is due to the decrease in revenue in the three quarters of 2018 and the increase in expenses due to incorporation of operations of the Taiwan office.

Liquidity Needs. At September 30, 2018, we had available cash of $1,143,317 whereas we had a cash position of $1,980,015 as of December 31, 2017.  The Company had a working capital of $488,876 as of September 30, 2018.  For 2017, the working capital was $261,412.  Historically the net cash loss has been between $50,000 and $60,000 per month.  It is difficult to estimate the burn rate at this point insomuch as foreign operations have increased and new budgets are being developed for escalations in R&D spending and foreign operations.  One of the Company's main goals is to return to the status of a going concern by having reduced operating losses and subsequently becoming profitable.  As indicated throughout this document,  two other major goals of ABI are to (1) leverage the core technology, low-dose oral interferon, and (2) diversify Company operations to incorporate additional lines of business which will extend the reach of ABI into additional economic sectors such as biotech / bio-pharmaceutical / health care products and life sciences business.  ABI estimates its financing needs to be between $1,000,000 and $1,600,000 to support our core technology, which is included in the Pharmaceutical Division, and instituting new revenue streams with the Medical Division and the Consumer Products Division.  The Company has also instituted a new corporate division, the Business Development Division dedicated to finding and developing new customers, markets, distribution channels, strategic partners, joint ventures, and other growth and expansion vehicles and opportunities.

There can be no assurance that we will be successful in our efforts to make the Company profitable.  If those efforts are not successful, we could be forced to cease operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information under this Item 3.

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures

At the end of the period covered by the Annual Report on Form 10-K for the fiscal year ended  December 31, 2017, and this Form 10-Q Quarterly Report for the quarter ending September 30, 2018, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by the Annual Report and Quarterly Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

We will look to increase our personnel resources and technical accounting expertise within the accounting function as funds become available. Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weakness: insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.  Additionally, we have engaged an Executive Advisor and an Accounting & Reporting Advisor to consult with the Company on various areas.

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

On September 30, 2016, the Board of Directors approved the Company to amend the previously authorized Private Placement 2016-2 offer, sale, and issuance of unregistered securities.  The Private Placement 2016-2 was amended to offer up to 10,000,000 shares of the Company's common stock at a price of $.1875 per share for an aggregate offering amount of $1,875,000.  The offering was to be completed within one (1) year of the date of approval.

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

During the first quarter of 2018, 7,579,059 shares of common stock were issued to investors from the 2016-2 offering at $.1875 per share pursuant to a private placement subscription executed on September 13, 2017.  The payments were received between September 18, 2017 and December 26, 2017.  Also in the first quarter of 2018, 1,901,941 shares of common stock were issued to investors from the 2016-3 offering at $.25 per share pursuant to a private placement subscription executed and received on April 25, 2018.  Although the subscription was not executed until April 25, 2018, total funds of $721,033 for 2,884,132 shares, were received in full by December 26, 2017.  Since payment of the subscription was complete, the Company issued 1,901,941 shares of the stock early in the first quarter of 2018.  On July 27, 2018, the Company received the names of the four remaining investors. The 1,839,034 shares were issued from the 2016-3 offering at $.25 per share on August 8, 2018, as directed in the private placement subscription executed and received on April 25, 2018.

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

On March 27, 2018, effective as of January 1, 2018, the Board of Directors approved a resolution whereby Dr. Chen's annual compensation was changed to $240,000 cash per annum and $100,000 per annum payable in the Company's unregistered, voting common stock. The Board also approved the change in compensation to Bernard Cohen to $70,000 cash per annum and $12,000 per annum payable in the Company's unregistered, voting common stock. The cash compensation is to be paid on the normal payroll cycle of 15th and 31st of each month and stock compensation to be paid quarterly.  Shares are to be priced at the average of all trading day closing quotes on the OTC-BB for the month preceding date of issuance, with such shares to be issued on the first business day after the close of each calendar quarter or as soon thereafter as practicable.  During the period ended March 31, 2018, the Company has issued an aggregate of 86,698 shares of common stock valued at $21,250 as payment for the fourth 2017 accrual.  As of June 30, 2018, the Company has accrued $56,000 in Accounts Payable and Accrued Expenses representing Q1 2018 and Q2 2018 shares that had not been issued. On August 21, 2018, those 246,534 shares accrued in the amount of $56,000 were issued to the parties.

On April 1, 2018, Dr. Chen converted $178,125 of convertible notes payable for 950,000 common shares.  The stock was issued at a price of $.1875 per share as stated in the Note.

On July 12, 2018, pursuant to an agreement executed June 20, 2018, ABI stock was issued to the four shareholders of ACTS, in exchange for the assets of that Taiwan Corporation.  Each of the shareholders executed a stock power assigning the ACTS shares back to Dr. Stephen T. Chen, the CEO of ACTS.  A total of 539,447 ABI Common voting shares were issued.

ITEM 3.	Defaults Upon Senior Securities.
None

ITEM 4.	Mine Safety Disclosures.
Not applicable

ITEM.5.	Other Information.
None

ITEM 6.	Exhibits.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMARILLO BIOSCIENCES, INC.
Date: November 14, 2018	By: /s/ Stephen T. Chen Stephen T. Chen, Chairman of the Board, and Chief Executive Officer
Date: November 14, 2018	By: /s/ Bernard Cohen Bernard Cohen, Vice President, Chief Financial Officer