Form 10-K
period 2018-12-31
AMARILLO BIOSCIENCES INC
filed 2019-04-16
CIK 1014763

                    U.S. Securities and Exchange Commission
                          Washington, D.C. 20549
               FORM 10-K
 (Mark One)
[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the Fiscal Year Ended December 31, 2018

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] Commission File Number 0-20791
AMARILLO BIOSCIENCES, INC. (Exact name of Registrant as specified in its charter)
	Texas (State of other jurisdiction of incorporation or organization)	75-1974352 (I.R.S. Employer Identification No.)
	4134 Business Park Drive, Amarillo, Texas (Address of principal executive offices)	79110-4225 (Zip Code)
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      [  ] Yes   [√] No

As of June 30, 2018, there were issued and outstanding 34,674,261 shares of the registrant’s common stock, par value $0.01, which is the only class of common or voting stock of the registrant.  As of that date, the aggregate market value of 31,006,569 shares of common stock held by non-affiliates of the registrant (based on the closing price of $0.28 for the common stock on the OTC BB.AMAR June 30, 2018) was approximately $8,681,840.  Shares of common stock held by officers, directors and each shareholder owning ten percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares of the Registrant’s common stock issued and outstanding as of April 16, 2019 was 39,453,524.

PART I

The following contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in “Management’s 2019 Plan of Operations” as well as those discussed elsewhere in this Form 10-K. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-K.
ITEM 1.	BUSINESS.
General
Amarillo Biosciences, Inc. (the "Company” or “ABI”) is a Texas corporation formed in 1984 engaged in developing biologics for the treatment of human and animal diseases. Our current focus is research aimed at the treatment of human disease indications, particularly influenza, hepatitis C, thrombocytopenia, and other indications using natural human interferon alpha that is administered in a proprietary low dose oral form.

ABI currently owns or licenses six issued patents, five in the U.S., and one in Taiwan, of which five patents are related to the low-dose oral delivery of interferon and one patent is associated with a dietary supplement, Maxisal®.  In our history, we have completed more than 100 pre-clinical (animal) and human studies on the safety and efficacy of low-dose orally administered interferon, including two phase 3 clinical trials. On October 31, 2013, ABI filed a voluntary petition in the Bankruptcy Court for the Northern District of Texas, for protection under Chapter 11 of Title 11 of the U.S. code.  The Company successfully reorganized both organizationally and financially and exited bankruptcy in January of 2015.

In addition to the core technology discussed in the first paragraph of this section, ABI is currently working to expand the Company’s current focus into a diversified healthcare business portfolio in order to generate new revenue streams.

Current Status
The Company completely reorganized and has been restructured into three business units: the Medical, Pharmaceutical, and Consumer Product Divisions. Historically, the Company has focused on R&D involving low-dose, orally administered lozenges containing the natural immune system activator interferon-alpha as a treatment for a variety of conditions. Under the leadership of Dr. Stephen T. Chen, ABI began its new life with a valuable intellectual property portfolio including issued patents and a trademark.  Additionally, ABI has a library of almost thirty years of scientific and clinical data on the human and animal applications of low-dose oral interferon. Through the Pharmaceutical Division, ABI seeks to out-license or leverage in other ways its core technology by forming partnerships to develop current and new discoveries and commercialize the resulting products.

An integral part of the ABI Operating Plan is to create multiple revenue streams through the implementation of programs (including but not limited to in-licensing) of medical and healthcare products and processes. The Medical Division and Consumer Products Division will facilitate the enhancement of those revenue streams. These programs will be the catalyst which allows ABI to enter markets in Taiwan, Hong Kong, China, and other Asian countries for the distribution of these new medical and healthcare products.
Diabetes is a global epidemic with an estimated cost topping $2.5 trillion world-wide.  Taiwan, gateway to China and representative of the upward trend in diabetes prevalence and cost throughout Asia, saw a 70% increase in total diabetes cases between 2000-2009 with a 35% increase in standardized prevalence rate.  Currently, almost 2 million people suffer from diabetes in Taiwan, which equals 11% prevalence or 1 in 9 people, for a country with a population of around 18 million adults. The adoption of a Western diet and lifestyle has had more detrimental effects on East Asian countries with diabetes prevalence in Taiwan and China now outpacing the US and other Western nations.  Studies have shown that East Asians have weaker insulin secretions compared with other ethnicities which make controlling blood glucose more challenging which in turn makes them more susceptible to type 2 diabetes. The weaker insulin response seen in Taiwanese and Chinese populations could be due to certain genetic polymorphisms or differential intestinal secretions and helps explain why only 30-40% of East Asians with type 2 diabetes are overweight or obese compared to over 80% of Americans. So while obesity is on the rise in China, diabetes is climbing at a faster rate than other obesity-related diseases such as heart disease and cancer. Diabetic complications such as retinopathy which is a leading cause of blindness, peripheral neuropathies which contribute to delayed wound healing and amputations, and nephropathy which can necessitate dialysis and kidney transplant, are catastrophic both to quality of life and cost of care.
Currently, type 2 diabetes is treated as a chronic progressive disease with increases in both number and dose of drugs seen across a patient’s lifetime. Generally one or more oral hypoglycemic drugs are used for months or years until a combination of short and long-acting insulin is required to keep the patient’s blood glucose within normal limits. Unfortunately, once a patient’s pancreas is exhausted and they are finally forced to go on insulin, they require insulin for the rest of their lives. And even more unfortunate is that even with fairly well-controlled blood glucose levels, diabetics will face one or more undesirable complications with poor outcomes from cardiovascular, eye, nerve, or kidney disease secondary to their diabetes. This unsuccessful model of diabetes care is not satisfactory.
Amarillo Biosciences, Inc. has been developing pulsatile insulin therapy in Taiwan that consists of delivering insulin intravenously by pump in pulses, as opposed to the typical subcutaneous route of administration, in order to more closely imitate how the pancreas secretes insulin in healthy non-diabetics.
When the liver receives insulin in discreet pulses, it appears to better able to regulate blood glucose levels. Patients suffering from peripheral neuropathies have reported less numbness and pain after receiving pulsatile insulin infusion treatments for several weeks or months. Pulsatile-insulin treatments given once or twice a week for a number of months show promise in lessening the incidence and severity of microvascular complications of diabetes such as retinopathy, neuropathy, and nephropathy.  ABI’s Medical Division is currently investigating medical equipment options for its pulsatile insulin infusion pump.
Within the next year, ABI plans to be able to offer innovative and comprehensive diabetes treatment that provide solutions to all stages of diabetes from pre-diabetes through late-stage diabetes with advanced complications targeting Taiwan first, with plans to open clinics in China within 3 years. Within the Medical division, ABI is also a licensed distributor of TissueAid™ biodegradable wound closure products in Taiwan.  ABI became the official distributor of TissueAid™ for the Taiwan market in the fourth quarter of 2017.  The TissueAid™ product is developed by the first and only medical material research company for wound care, GJ Biotech Co Ltd. This distributorship provides momentum to enter next level for ABI.

The global market of tissue adhesives is $800 million and has an annual growth of 11%. Since the current market in Taiwan has yet to previously use this product, there is great room for growth. The first quarter of 2018 has seen successful distribution within the following medical institution systems:
1- Tri-Service General Hospital - the product was implemented into the procurement system of the hospital in Feb 2018, and has been used for breast surgery for plastic surgery. TissueAid™ will be utilized by additional departments of the hospital in the near future.
2- In collaboration with MYTREX HEALTH TECHNOLOGIES - as of Feb 2018 the procurement system of Min Sheng Hospital had finished coding the product and the department of Obstetrics and Gynecology was ready to begin applying it in Laparoscopy surgery and C-sections.
The Consumer Product Division is presently working on multiple endeavors. First, this ABI division now offers a unique proprietary liposomal delivery system for nutraceuticals and food supplements including Vitamin C, Glutathione, CoQ10, Curcumin/Resveratrol, DHA, and a Multi-Vitamin. The Company also has a dietary supplement product, Maxisal® that is useful in the symptomatic relief of dry mouth.
In 2018 ABI established a representative branch office in Taiwan – Amarillo Biosciences, Inc. (Taiwan Branch) (美商康華全球生技股份有限公司 台灣分公司) (“ABI Taiwan”) to increase the Company's presence in Taiwan and serve as an operational hub to access growing Asian markets.

Core Technology

Injectable interferon is FDA-approved to treat some neoplastic, viral and autoimmune diseases.  Many patients experience moderate to severe side-effects, causing them to discontinue injectable interferon therapy.  Our core technology is a natural human interferon-alpha that is delivered into the oral cavity as a lozenge in low (nanogram) doses. The lozenge dissolves in the mouth where interferon binds to surface (mucosal) cells in the mouth and throat, resulting in activation of hundreds of genes in the peripheral blood that stimulate the immune system.  Human studies have shown that oral interferon is safe and effective against viral and neoplastic diseases. Oral interferon is given in concentrations 10,000 times less than that usually given by injection. The Company’s low-dose formulation results in almost no side effects, in contrast to high dose injectable interferon, which causes adverse effects in at least 50% of recipients.

Governmental or FDA approval is required for low-dose oral interferon.  Our progress toward approval is discussed under each specific indication, below.  We believe that our technology is sound and can be commercialized.  Due to occurrences in the interferon market over the past several years, we have been unsuccessful at such commercialization.

Interferon Supply

The Company’s long-time human interferon producer is no longer manufacturing interferon.  Plans for further clinical trials and commercialization of a low-dose interferon product have been placed on hold until a new cGMP source of interferon is found.  ABI is actively seeking a new manufacturing partner and exploring options with pharmaceutical companies that have a supply of natural human interferon made in a similar manner, but from a different cell line as our previous product.

Procuring a new source of interferon will require some studies demonstrating comparability and further clinical trials will have to be performed.  Although these studies may prove costly and time consuming, the Company will be able to use optimized protocols from its thirty years of experience in conducting trials with natural human interferon.  Rather than having to start from greenfield stage, the Company will be able to leverage its history, past results, and data library to target the most appropriate disease states with the best dosage regimens and minimize the time wasted by trial-and-error searching prevalent in pharmaceutical research.

While the pharmaceutical industry is creating and marketing new and effective anti-viral medications, ABI believes that there is still sufficient time to develop and commercialize low-dose interferon as a safer anti-viral treatment for Influenza, Hepatitis, and other conditions caused by viruses such as genital warts and canker sores. Interferon also has powerful cytotoxic effects which in combination with its immune stimulating activities could play a role in the rapidly expanding field of cancer immunotherapy.  Other demonstrated effects of interferon offer opportunities to commercialize low-dose interferon for the treatment of Thrombocytopenia and chronic cough in lung diseases such as COPD and Idiopathic Pulmonary Fibrosis (IPF).  The Company has the opportunity to capitalize on its relationship channels in the Asian markets to explore sources of raw materials, capital, production facilities, and to target a significant and growing sales market.

Patents and Proprietary Rights
Since inception, the Company has worked to build an extensive patent portfolio for low-dose orally administered interferon. This portfolio consists of patents with claims that encompass method of use or treatment, and/or composition of matter and manufacturing. As listed below, the Company presently owns or licenses six issued patents.

ACTIVE PATENTS:

"TREATMENT OF THROMBOCYTOPENIA USING ORALLY ADMINISTERED INTERFERON" as described and claimed in U.S. Patent No. 9,526,694 B2 issued December 27, 2016, Owned. Expiration: April 2033.

“TREATMENT OF THROMBOCYTOPENIA USING ORALLY ADMINISTERED INTERFERON" as described and claimed in U.S. Patent No. 9,750,786 B2 issued September 5, 2017, Owned. Expiration: April 2033.

“TREATMENT OF THROMBOCYTOPENIA USING ORALLY ADMINISTERED INTERFERON" as described and claimed in U.S. Patent No. 9,839,672 B2 issued December 12, 2017, Owned. Expiration: April 2033.

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

There are no current patent litigation proceedings involving the Company.

Cost of Compliance with Environmental Regulations
The Company incurred no costs to comply with environment regulations in 2018.

Competition
The pharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition. ABI believes that our ability to compete will be dependent in large part upon our ability to successfully operate the newly reorganized business, bring in new business lines, continue recapitalization, redevelop and test our products and continually enhance and improve our products and leverage our core technologies. In order to do so, we must effectively utilize and expand our research and development capabilities and, once developed, expeditiously convert new technology into products and processes, which can be commercialized. Competition is based primarily on scientific and technological superiority, technical support, availability of patent protection, access to adequate capital, the ability to develop, acquire and market products and processes successfully, the ability to obtain governmental approvals and the ability to serve the particular needs of commercial customers.  Corporations and institutions with greater resources therefore, have a significant competitive advantage.

Our potential competitors include entities that develop and produce therapeutic agents and/or medical devices for treatment of human and animal disease. These include numerous public and private academic and research organizations and pharmaceutical and biotechnology companies pursuing production of, among other things, biologics from cell cultures, genetically engineered drugs and natural and chemically synthesized drugs. Many of these potential competitors have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources than us. Competitors may succeed in developing products or processes that are more effective or less costly than any that may be developed by us or that gain regulatory approval prior to our products.  ABI expects that the number of competitors and potential competitors will increase as more anti-viral and cytotoxic products receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these competitors may be more successful than us in manufacturing, marketing and distributing its products.  However, upon securing a new source of interferon, ABI’s intellectual property and clinical trials experience with low-dose oral human interferon-alpha, its efficacy for a broad array of disease states, and its strong safety record, will continue to give the Company a foot-hold in the anti-viral and cytotoxic therapeutics markets.

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

505(b)(2)
ABI has historically followed and will continue to follow the traditional approval process for New Drugs as set out in Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act. If an alternative path to FDA approval for new or improved formulations of previously approved products is scientifically and economically feasible and beneficial to the Company and the public, ABI may choose to follow this alternative path as established by section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. This

section of the Act permits the applicant to rely on certain preclinical or clinical studies conducted for and approved product as some of the information required for approval and for which the applicant has not obtained a right of reference.  The process of approval under 505(b)(2) will be followed as judiciously as 505(b)(1) or any regulation.

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

Research and Development
During the year ended December 31, 2018, the Company incurred $32,591 in expenses towards research activities associated with the development of a proprietary pulsatile insulin treatment. ABI has been proactively seeking a replacement source of interferon and anticipates several opportunities to explore in the near future.  If a satisfactory replacement source of interferon is identified and will serve the goals of the Company, adequate funds to procure such source will be allocated to conduct research activities to revitalize the Company’s core technology.

Employees
The Company currently has four full-time employees and two part-time employees. Of these six employees, two are executive officers and four work in legal, administrative, business development and research and development capacities; although no costs of these employees are currently allocated to research and development. Non-employee Consultants in business and research development are also engaged as needed.

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot leased facility. The lease term, which is an annual renewal, begins on July 1 of the calendar year and expires on June 30 of the calendar year.  The rent in effect on December 31, 2018 was $1,120 per month and expires on June 30, 2019.

ITEM 3. LEGAL PROCEEDINGS.

There are currently no legal proceedings involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

The Company has 100,000,000 shares of voting common shares authorized for issuance.  As of December 31, 2018 a total of 47,973,355 shares of common stock were either outstanding (39,117,524) or reserved for issuance upon quarterly distribution of the compensation stock grants, private placement investments, exercise of options and warrants or convertible debt (8,855,831).

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

During 2017, the Company issued 413,420 shares of common stock for compensation of $106,250.

During 2017, the Company sold 770,000 shares of common stock for proceeds of $144,357.  One of the investors was ABI Chairman, CEO, and President, Stephen T. Chen, Ph.D. purchasing 200,000 common shares at $.1875 per share for total proceeds of $37,500.

On August 1, 2017, 57,000 common shares were issued at of $.1875 per share representing payment of aggregate finders' fees in the amount of $10,688.

During 2017, the Company entered into a subscription agreements to sell 8,579,061 shares at $0.1875 per share in return for a total purchase price of $1,608,574.  These shares were issued during 2018.

During 2018, 3,740,973 shares of common stock were issued to investors for net proceeds of $721,035 which were received in 2017 and included in advances from investors in the 2017 balance sheet.

During 2018, the Company issued 1,700,000 shares of common stock to investors for net proceeds of $401,250.

During 2018, the Company issued 451,480 shares of common stock for compensation of $116,250.

On April 1, 2018, Dr. Chen converted $178,125 of convertible notes payable for 950,000 common shares.  The stock was issued at a price of $.1875 per share as stated in the Note.

Effective July 1, 2018, the Company acquired all of the voting interests of ACTS in exchange for 539,447 shares of ABI Restricted Common Voting Stock.

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

We use the services of American Stock Transfer and Trust Company as our transfer agent.

Preferred Stock
The shareholders have authorized 10,000,000 shares of preferred stock shares for issuance.
No Preferred Equity was outstanding as of December 31, 2018 and none is outstanding as of the Balance Sheet date of this report.

Stock Options and Warrants

On September 26, 2018, the Company’s Board of Directors adopted the Amarillo Biosciences, Inc., 2018 Employee Stock Option Plan (the “2018-ESOP”).  The 2018-ESOP provides for the grant of Qualified Incentive Stock Options to the Company’s employees. The Board, in its adoption of the 2018-ESOP, directed the Officers to submit the 2018-ESOP to the shareholders for ratification and approval at the next scheduled shareholders meeting.  Failure of the ratification and approval of the 2018-ESOP within one year of the effective date will render the qualified options to become nonqualified options for purposes of the U.S Internal Revenue Code. The 2018-ESOP is administered by the Board of Directors of ABI or by a committee of directors appointed by the Board of Directors of ABI (the “Stock Option Committee”) as constituted from time to time.  The maximum number of shares of Common Stock which may be issued under the 2018-ESOP is six million (6,000,000) common stock shares which will be reserved for issuance subject to options.

The option price per share of Common Stock deliverable upon the exercise of an Incentive Stock Option is 100% of the fair market value of a share of Common Stock on the date the Incentive Stock Option is granted.  The option price is $0.38 per share and the options are exercisable during a period of ten (10) years from the date of grant, where the options vest 20% annually over five (5) years, commencing one (1) year from date of grant.  If an option grantee owns or controls over ten percent (10%) of the outstanding stock, then pursuant to Section 424(d) of the Code, the option price becomes 110% of fair market value, $0.418; the term of exercise be five (5) years from ten (10); and the vesting period decreases from five (5) years to four (4) years.

On September 26, 2018, the Company’s Board of Directors adopted the Amarillo Biosciences, Inc., 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan (the “2018-NQSOP”).  The 2018-NQSOP provides for the grant of Nonqualified Incentive Stock Options to the Company’s employees. The 2018-NQSOP is administered by the Board of Directors of ABI or by the Stock Option Committee as constituted from time to time.  The maximum number of shares of Common Stock which may be issued under the 2018-NQSOP is twenty million (20,000,000) common stock shares which will be reserved for issuance subject to options. The option price for the Nonqualified Options is $0.38 exercisable for a period of ten (10) years, with a vesting period of five (5) years at 20% per year commencing one (1) year from date of grant.  There are no changes in terms or conditions for shareholders who own or control over ten percent (10%) of the outstanding stock.
Equity Compensation Plan Information:
Stock Plans [1]	Issue Date Range	Total Shares Authorized	Shares Issued	Shares Remaining
2008 Stock Incentive Plan	5/23/08 – 10/11/11	600,000	463,420	136,580
Amarillo Biosciences, Inc., 2018 Employee Stock Option Plan[2]	9/26/18 – 9/26/28	6,000,000	950,000	5,050,000
Amarillo Biosciences, Inc., 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan[2]	9/26/18 – 9/26/28	20,000,000	3,995,000	16,005,000
1 The Board of Directors has approved all stock, stock option and stock warrant issuances.
2 Details of the option plans are also disclosed in Financial Statements footnote 8, Stock Options and Stock Plans.

Whether qualified or nonqualified, when options are exercised the ABI Common Stock shares will be issued pursuant to Rule 144A meaning that the shares cannot be traded or otherwise exchanged for a minimum period of six months from issue date.

A summary of option activity for the years ended December 31, 2018 and 2017 are presented below.

Date	Number of Options Qualified*	Number of Options Nonqualified	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance December 31, 2017	-	-	-	-	-
Granted September 26, 2018	950,000	3,995,000	$0.38	5 years
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance December 31, 2018	950,000	3,995,000	$0.38	5 years
* There is one stock owner over 10% currently holding 500,000 qualified options.  The exercise price for this option-holder would be $0.418 with an exercise period of 5 years and a vesting period of 4 years at 25% per year.

The Company used the Black-Scholes option pricing model to value the option awards with the following assumptions applied:  (1) Volatility – 276%; (2) Term – 5 years was chosen although the full option term is 10 years to be more commensurate with the 5-year vesting portion of the plan; (3) Discount – 2.96%

As of December 31, 2018, there is $1,775, 222 in unrecognized option expense that will be recognized over the next 4.75 years.

Directors, officers and consultants did not exercise any options in 2018 or 2017.

On April 15, 2018, the Company issued a warrant to a consultant for the purchase of 452,617 shares of common stock at an exercise price of $0.27 per share.  The warrant is exercisable through April 14, 2020.  The warrant was valued at $75,967 and will be expensed over twenty-four months. The Company used the Black-Scholes option pricing model to value the warrants with the following assumptions applied:  (1) Volatility – 207%; (2) Term – 2 years (3) Discount Rate – 2.39%.

No warrants were exercised in 2018 or 2017.

Insurance
As of December 31, 2018, the Company has an outstanding balance of $4,160 for a financing agreement for the periodic payment of Directors & Officers Liability Insurance premium for 2018 – 2019.  The terms of the agreement are as follows:  Payee – Bank Direct Capital Finance; Effective Date – June 1, 2018; Total Premiums - $49,500; Cash Down Payment - $13,125 (Insurica Insurance Management Network/Amarillo); Amount Financed - $36,375; Annual Percentage Rate – 7.00%; Finance Charge - $1,069; Total Payments - $37,444; Periodic Payment - $4,160; Number of Payments – 11 (eleven); First Payment June 1, 2018.

Convertible Notes Payable and Other Related Party Transactions

As of December 31, 2018 and 2017, the amount of convertible debt of the Company’s balance sheet was $513,356 and $886,481, respectively.  This amount consisted of the following convertible promissory notes payable to Dr. Stephen T. Chen, Chairman, CEO, and President, as shown in the table below.

	December 31, 2018	December 31, 2017
Convertible Note payable – related party	$144,426	$144,426
Convertible Note payable – related party	262,500	262,500
Convertible Note payable – related party	106,430	384,555
Convertible Note payable – related party	-	70,000
Convertible Note payable – related party	-	25,000
Convertible Notes payable – related party	$513,356	$886,481

On January 8, 2018, Dr. Chen demanded repayment in full of the $25,000 convertible promissory note.  He was paid the principal of the note, $25,000, and accrued interest in the amount of $84.

On March 8, 2018, Dr. Chen demanded repayment in full of the $70,000 convertible promissory note.  He was paid the principal of the note, $70,000, and accrued interest in the amount of $474.

On March 9, 2018, Dr. Chen demanded a partial repayment of the convertible promissory note for $384,555.  He demanded payment in the amount of $100,000 and was paid that amount of principal of the note, $100,000, and accrued interest in the amount of $3,260.

On April 1, 2018, Dr. Chen executed and presented a Promissory Note Conversion Notice exercising his option to convert $178,125 principal amount of the Note bearing a balance of $284,555 into ABI Common Stock shares in accordance with the terms of the Note.  On April 2, 2018 and April 6, 2018, 550,000 shares and 400,000 shares, respectively, were issued pursuant to Dr. Chen’s instructions.  The shares were issued at $0.1875 per share, the Conversion Price stated in the Note.  After the conversion, the new balance of the Note was $106,430.

As of December 31, 2018, the Company has the following Convertible Notes Payable outstanding to Dr. Stephen T. Chen, Chairman, CEO, and President.

Note #.	Date	Payee	Principal Amount	Maturity	Annual Interest AFR[1]	Conversion Price
1	1/11/2016	Stephen T. Chen	$144,426.00	On Demand	0.75%	$0.1680
2	3/18/2016	Stephen T. Chen	$262,500.00	On Demand	0.65%	$0.1875
3	6/30/2016	Stephen T. Chen	$106,430.00	On Demand	0.64%	$0.1875
Total Convertible Notes Payable			$513,356.00

All of the Notes are unsecured. The Notes are convertible into ABI Common Voting Shares which are issued as restricted stock pursuant to SEC Rule 144.  The shares must be held for a minimum of six (6) months before they can be sold or otherwise traded.  Other restrictions might apply.

1 Short Term Applicable Federal Rate

Other Related Party Transactions

On February 2, 2018, 1,000,000 shares were issued at $0.1875 per share to Dr. Stephen T. Chen, Chairman, CEO, and President, in exchange for $187,500 of operating funds previously advanced to the Company during the period from March 18, 2016, through April 7, 2016.

On March 27, 2018, effective as of January 1, 2018, the Board of Directors approved a resolution whereby Dr. Chen's annual compensation was changed to $240,000 cash per annum and $100,000 per annum payable in the Company's unregistered, voting common stock.  The Board also approved a change in compensation to Bernard Cohen to $70,000 cash per annum and $12,000 per annum payable in the Company's unregistered, voting common stock. The cash compensation is to be paid on the normal payroll cycle of 15th and 31st of each month and stock compensation to be paid quarterly.  Shares are to be priced at the average of all trading day closing quotes on the OTC-BB for the month preceding date of issuance, with such shares to be issued on the first business day after the close of each calendar quarter or as soon thereafter as practicable. During the year ended December 31, 2018, the Company has issued an aggregate of 86,698 shares of common stock valued at $21,250 as payment for the fourth quarter 2017 accrual, and 364,782 of common stock valued at $95,000 for the first, second and third quarters of 2018.

Between May 23, 2016, and June 30, 2018, Amarillo Biosciences, Inc. (“ABI”), as principal, conducted operations in Taiwan and other Asian markets through an Agency and Service Agreement with ACTS Global Healthcare, Inc. (“ACTS Global”), a Taiwan R.O.C. corporation.  ABI advanced funds to ACTS Global to be utilized and/or expended by ACTS Global solely as instructed by ABI.  Additional advances were made by ABI to ACTS Global as necessary.  For its agent services, ACTS Global was paid by ABI, one percent (1%) of the services expended on behalf of ABI. Any other services rendered by the agent were paid for by the principal based on comparable and/or reasonable values of the service rendered.

On June 18, 2018, the ABI Board of Directors unanimously approved a resolution to acquire the assets of ACTS Global for the purpose of establishing an ABI representative branch office in Taiwan.  This branch office was subsequently registered as Amarillo Biosciences, Inc. (Taiwan Branch) (美商康華全球生技股份有限公司 台灣分公司) (“ABI Taiwan”) and serves as the operational hub for present and future ABI business activities conducted in Asian markets.

Effective July 1, 2018, pursuant to an agreement executed June 20, 2018, the Company acquired all the voting interests of ACTS Global in exchange for 539,447 shares of ABI Restricted Common Voting Stock.  As of July 12, 2018, a total of 539,447 ABI Restricted Common voting shares were issued and distributed to the shareholders of ACTS Global as follows:

Shareholder/Recipient	Issue Date	Number of Shares
Seu Chi Kuo	July 12, 2018	179,852
Po Ya Tseng	July 12, 2018	179,852
Yasushi Chikagami	July 12, 2018	53,891
Stephen/Virginia Chen Living Trust	July 12, 2018	125,852
Total		539,447

On July 12, 2018, Dr. Stephen T. Chen, Chairman, CEO, and President of ABI and CEO of ACTS Global, received 125,852 ABI Restricted Common voting shares as remuneration for his ownership, stockholder interest in ACTS Global pursuant to the purchase of ACTS Global assets by ABI.  Dr. Chen is a related party by virtue of his position as shareholder and CEO of both ACTS Global and ABI.

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

The Company’s goal is to expand the reach of its research, development, and marketing of biopharmaceutical, biotechnical, health and life science related products and services. ABI will continue to leverage its core technology going forward by using its thirty years of scientific and clinical data to establish interferon-alpha lozenges as a therapeutic agent for conditions such as influenza, hepatitis C, and various causes of thrombocytopenia just to name a few.  The Company is committed to expanding its business operations to encompass a wide variety of licensing, partnerships, and development opportunities in the aforementioned sectors. This commitment extends not only to the U.S., but to Greater China and other Asian countries.

Company Management and Employees. On December 31, 2018, ABI had six employees, five directors, and three consultants.  Presently, ABI has six employees, five directors, and three consultants. The employees include the following persons:

Stephen T. Chen:
Chairman, Chief Executive Officer (CEO), President and Chief Operating Officer (COO). Dr. Chen was named Chairman of the Board in February 2012, and he has been a director of the Company since February 1996. He currently executes the management functions as not only Chairman, but as CEO, President, and COO. He has been President and Chief Executive Officer of STC International, Inc., a health care investment firm, since May 1992. Dr. Chen has over thirty years of international business experience, including an extensive background in pharmaceutical product acquisition and licensing, development of joint venture agreements, execution of business strategy, and leadership of start-up companies in the pharmaceutical, biotechnology and nutraceutical industries. Dr. Chen has held executive positions in R&D and business development at several major pharmaceutical companies, including Burroughs Wellcome (presently GlaxoSmithKline), Miles Pharmaceuticals (presently Bayer), ICI America (presently AstraZeneca), and Ciba-Geigy (presently Novartis). He received a Ph.D. in Industrial & Physical Pharmacy from Purdue University in 1977.

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

Chrystal Shelton:
Office Manager & Administration.  Ms. Shelton has been with ABI since 1987. In addition to handling routine office administration, Ms. Shelton is familiar with the form and format of SEC filings and is an integral part of the reporting process. She interacts with outside professionals who assist ABI in its various compliance measures.

Edward L. Morris:
JD, Secretary and General Counsel. Mr. Morris practiced law in Amarillo, Texas, prior to his retirement from full time practice in 2011. His practice included substantial time devoted to corporate and securities law, including services for ABI. Mr. Morris was graduated from Yale College before obtaining his law degree from Harvard Law School.

Celee Spidel:
Senior Medical Science Liaison. Dr. Spidel holds a B.S. in Sports Medicine from Pepperdine University and earned a Ph.D. in Pharmaceutical Sciences with doctoral dissertation in Cancer Biology from Texas Tech University Health Sciences Center Graduate School of Biomedical Sciences. Dr. Spidel serves as research analyst and scientific advisor for ABI.

Maggie Wang:
Director of Business Development.  Ms. Wang has an extensive background in business development and marketing of consumer products in Asian countries. Ms. Wang also acts as the branch manager for ABI Taiwan.

Directors.  The board of directors of ABI consists of the following persons: Stephen T. Chen, Ph.D., Yasushi Chikagami, Daniel Fisher, Nicholas Moren, and Edward L. Morris.

Consultants.  From time to time, ABI engages consultants as needed for specific areas of responsibility.  Presently, the Company has engaged the following consultants:  Dr. Yung-Hsiang Hung, Director-Medical Division; Dr. Ching-Yuan Lee, Director-Pharmaceutical Division; and Mr. Lawrence Lin, Executive Advisor.

Assets, Liquidity, and Capital.  ABI holds various patents and related intellectual property, which are described earlier in this document.

As of December 31, 2018, the Company had available cash of $1,276,654 compared to a cash position of $2,038,150 on December 31, 2017. The Company had working capital of $569,613 at the end of fiscal year 2018, whereas in 2017, working capital was $261,412. The burn rate in 2018 was approximately between $65,000 and $75,000 per month.  The Company continued to develop and establish new revenue streams to eventually maintain a profitable going concern. Two major areas of focus are to (1) leverage ABI’s core technology, low-dose oral interferon, and (2) develop business lines to extend the Company’s reach into biotech, bio-pharmaceutical, health care products and life sciences businesses. ABI aggressively seeks to monetize its existing and any newly developed intellectual property. ABI estimates its short-term project development financing needs to be between $3,000,000 and $5,000,000 depending upon project negotiated terms and structuring yet to be determined.

Pending Litigation
To the best of management’s knowledge, the Company does not believe that there is any pending litigation against ABI.

Comparison of results for the fiscal year ended December 31, 2018, to the fiscal year ended December 31, 2017.

Revenues. Revenue for 2018 was $77,724 resulting primarily from the sale of liposomal nutraceuticals as compared to that in 2017 which was $250,928 for the sale of metabolic treatment equipment to one customer.  Gross profit for 2018 was $12,847 compared to $190,612 in 2017.  The cost of revenues for 2018 was $64,877 as compared to $60,316 for 2017, an increase of $4,561 or approximately 7.6%.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses increased from $770,375 for the fiscal year ended December 31, 2017 to $1,314,932 for the fiscal year ended December 31, 2018, an increase of $544,557 or approximately 70.7%.  Much of the increase was attributable to salaries, compensation related restricted stock grants and professional fees.

Research and Development Expenses.  Research and development expenses incurred for the fiscal year ended 2018 was $32,591. There were no research and development expenses incurred for fiscal year 2017.

Net Loss.  Net loss for the fiscal year ended December 31, 2018 was $1,338,639 compared to net loss of $617,375 for the fiscal year ended December 31, 2017, a difference of $721,264 (117%).

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company are set forth beginning on page F-1 immediately following the signature page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                          CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended  December 31, 2018 an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes to Internal Controls and Procedures over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the annual period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Plans

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Management has assessed the effectiveness of internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified are:

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

As a result of the existence of these material weaknesses as of December 31, 2018, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes to Internal Controls and Procedures over Financial Reporting

We intend that our internal control over financial reporting will be modified during our most recent year by adding additional advisors to address deficiencies in the financial closing, review and analysis process, which will improve our internal control over financial reporting.

Management’s Remediation Plans

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of December 31, 2018, the directors and executive officers of the Company were as follows:

Name	Age	Position
Stephen Chen, Ph.D.	69	Chairman of the Board, Chief Executive Officer President, Chief Finance Officer, Chief Operating Officer and Director
Bernard Cohen	65	Vice President and Chief Financial Officer
Yasushi Chikagami	79	Director
Daniel Fisher……………………………	74	Director
Nicholas Moren…………………………	72	Director
Edward L. Morris	73	Corporate Secretary, General Counsel, and Director

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

Bernard Cohen was hired to be a Vice-President and Chief Financial Officer of the Company on October 1, 2009.  Mr. Cohen has been Director of Finance and Data Base Manager at the Harrington Regional Medical Center, Inc. (HRMCI), which is the management and development entity for the Harrington Regional Medical Center in Amarillo, Texas.  Previously, he held various executive positions at Colbert’s of Amarillo, a department store.  His positions included:  Chief Executive Officer, Vice President, Chief Financial Officer, and Controller.  He has previously been a member of the Texas Tech University Health Sciences Center at Amarillo (TTUHSC) Institutional Review Board (IRB) where he reviewed clinical trial protocols to monitor the safety and protection of human research and testing subjects.  Neither HRMCI nor TTUHSC has any connection whatsoever with the Company.

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

Daniel Fisher was added to the board of directors in July 2015. Mr. Fisher is the co-founder, and President of Nano BioMed, Locust Valley, New York. The base technologies are licensed from The Albert Einstein College of Medicine. The licensed technologies are a drug delivery system for the delivery of nitric oxide. In addition, the company has licensed a magnetic nano drug targeting technology. Mr. Fisher negotiated the license from Einstein, closed the company’s first sublicenses, arranged for investment financing, and developed the business plan. Mr. Fisher, co-founder of BioZone Laboratories, Inc., served as its President for 22 years. Based near San Francisco, California, BioZone specializes in research, development and manufacturing of products utilizing its drug delivery technologies. He was awarded three patents for his work with liposomal drug delivery technology. In addition, Mr. Fisher was president of Equalan Pharma LLC, which marketed GlyDerm professional skincare products to dermatologists and direct marketing companies. Prior to forming BioZone in 1989, Mr. Fisher's experience base included more than twenty years in sales and marketing management positions for consumer and technical product companies, including Dun & Bradstreet, General Foods Corporation and Control Data Corporation. His memberships include being the founding secretary of the Foundation for Global Skin Health Strategies. He holds a B.S. in Marketing from San Francisco State University.
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

Edward L. Morris JD, was appointed to the board of directors in June 2015. Secretary and General Counsel.  Mr. Morris practiced law in Amarillo, Texas, prior to his retirement from full time practice in 2011. His practice included substantial time devoted to corporate and securities law, including services for ABI. Mr. Morris was graduated from Yale College before obtaining his law degree from Harvard Law School.

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

Audit Committee

The Bylaws provided for the appointment of members to the Board of Directors when and as necessary.  As the Company progresses and achieves operational goals as well as the addition of revenue producing businesses, it is anticipated that the Audit Committee will resume its function.  While there have been no changes in internal controls, the Company continually reviews all existing internal controls.  From time to time, the Company may engage an independent internal control auditor who consults with the Company on its existing internal controls and possible changes or augmentations to those controls.

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

To the Company’s knowledge based solely on a review of the copies of such reports furnished to the Company, the following persons have failed to file, on a timely basis, the identified reports required by the Exchange Act during the most recent fiscal year:
Name and Principal Position	Number of Late Reports	Known Failures to File a Required Form
Dr. Stephen T. Chen, Chairman of the Board, President, and Chief Executive Officer	0	0
Bernard Cohen, Vice President and Chief Financial Officer	0	0
Yasushi Chikagami, Director	0	0
Daniel Fisher, Director	0	0
Nicholas Moren, Director	0	0
Edward L. Morris, Director	0	0

ITEM 11.                       EXECUTIVE COMPENSATION.

On March 31, 2018, the Board of Directors voted to restructure the compensation packages of Dr. Chen and Mr. Cohen, effective as of January 1, 2018.
The following table sets forth for the three years ended December 31, 2018, compensation paid by the Company to its Chairman of the Board, President and Chief Executive Officer; and to its Vice President and Chief Financial Officer.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Compensation	Securities Underlying Options
Dr. Stephen T. Chen,Chairman of the Board, President and Chief Executive Officer	2018	$ 240,000	$ -	$100,000	-
	2017	$ 86,250	$ 93,750	$ -	-
	2016	$ 40,000	$ 60,500	$ -	-

Mr. Bernard Cohen, Vice President and Chief Financial Officer	2018	$ 70,000	$ -	$ 12,000	-
	2017	$ 62,292	$ 12,500	$ -	-
	2016	$ 40,000	$ 17,500	$ -	-

Option Grants in 2018
On September 26, 2018, the Company’s Board of Directors adopted the Amarillo Biosciences, Inc., 2018 Employee Stock Option Plan (the “2018-ESOP”).  The 2018-ESOP provides for the grant of Qualified Incentive Stock Options to the Company’s employees.

On September 26, 2018, the Company’s Board of Directors adopted the Amarillo Biosciences, Inc., 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan (the “2018-NQSOP”).  The 2018-NQSOP provides for the grant of Nonqualified Incentive Stock Options to the Company’s employees.

Both of these stock option plans are explained in detail in the Stock Options and Warrants section and in the Financial Statements footnotes section under Stock Option and Stock Plans.

Director Compensation for Last Fiscal Year
Directors receive $1,000 compensation for attendance at directors’ meetings and $250 for regularly scheduled teleconference meetings. There were no regularly scheduled meetings during 2018.

ITEM 12.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2018, there were 39,117,524 shares of the Company’s common stock outstanding. The following table sets forth as of December 31, 2018, the beneficial ownership of each person who owns more than 5% of such outstanding common stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class Owned(1)
Stephen T Chen & Virginia M Chen TTEES Stephen T & Virginia M Chen Living Trust DTD 04/12/2018 19 Pine Plain Road Wellesley Hills MA 02481	9,417,665	22.21%
Hung Lan Lee FL 20 NO 19 Lane 8, SEC 5 RD XIN-YI Taipei 110 (R.O.C.) Taiwan	4,000,000	9.43%

ANXON International Inc. 9F -3 NO 32 SEC 1, Chenggong RD Taipei City 115 Nangang Dist., 00115 Taiwan ROC	2,459,153	5.80%

(1) Applicable percentage ownership is based on 42,397,447 shares of common stock (outstanding, 39,117,524, reserved for warrant conversion, 452,617, and note conversions, 2,827,306) as of December 31, 2018, plus any additional shares that the stockholder is deemed to beneficially own, such as vested options.  (There are currently no vested options.) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2018, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth the beneficial ownership of the Company’s stock as of December 31, 2018 by each executive officer and director and by all executive officers and directors as a group:

Name and Address of Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned[1]
Stephen T. Chen 31 Service Drive Wellesley, MA 02482	9,417,665[2]	22.21%
Bernard Cohen 2803 S. Travis St. Amarillo, TX 79109	94,074	0.22%
Yasushi Chikagami 9F, No. 29, Ln. 107, Sec. 2 Heping E. Rod., Da’an Dist. Taipei City 106, Taiwan (ROC)	2,459,153	5.80%
Daniel Fisher 36 Marlee Road Pleasant Hill, CA 94523	-	-
Nicholas Moren PO Box 6873 Incline Village, NV 89450	-	-
Edward L. Morris 3501Cindarella Lane Amarillo, TX 79121	105,758	0.25%
Total Group (all directors and executive officers – 6 persons)	12,076,650[3]	28.48%

(1) Applicable percentage ownership is based on 42,397,447 shares of common stock (outstanding, 39,117,524, reserved for warrant conversion, 452,617, and note conversions, 2,827,306) as of December 31, 2018, plus any additional shares that the stockholder is deemed to beneficially own, such as vested options. (There are currently no vested options.) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2018,  are  deemed to be  beneficially owned by the person  holding such  securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person
(2)  Includes 5,424,086 shares owned by Dr. Chen through the Stephen T Chen & Virginia M Chen TTEES, Stephen T & Virginia M Chen Living Trust, DTD 04/12/2018; 683,801 shares owned by STC International, Inc., of which Dr. Chen is the majority owner and serves as Chairman, President and a Board member. Also includes 39,473 shares owned by ACTS Biosciences, Inc., of which Dr. Chen serves as Chairman and a Board member; 488,000 shares owned by Virginia M. Chen IRA, Dr. Chen’s spouse; and 2,827,305 shares of common stock reserved for note conversions beneficially owned by Dr. Chen exercisable within 60 days. Dr. Chen was awarded 950,000 Qualified Incentive Stock Options and 3,995,000 Nonqualified Incentive Stock Options on September 26, 2018, through the Amarillo Biosciences, Inc., 2018 Employee Stock Option Plan and the Amarillo Biosciences, Inc., 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan, respectively. These options are not counted in his beneficial ownership since they have not yet begun to vest.  When vesting begins, the vested options will be counted as beneficial ownership.
(3)  Directors and officers percentage ownership is calculated based on 42,397,447 total shares (outstanding and reserved for note conversions) plus beneficial ownership.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following summarizes the fees incurred by the Company during 2018 and 2017 for accountant and related services.

Audit Fees
	2018	2017
LBB & Associates Ltd., LLP	$42,250	$32,250

All Other Fees
None.

Accountant Approval Policy
Before an accountant is engaged by the Company to perform audit or non-audit services, the accountant must be approved by the Company’s Audit Committee or the Executive Committee in the absence of an Audit Committee.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
EXHIBIT INDEX

3(i)	Restated Certificate of Formation of the Company, dated and filed July 27, 2015.
3(ii)	Bylaws of the Company, as amended July 10, 2015.
4.1*	Specimen Common Stock Certificate.
4.2*	Form of Underwriter's Warrant.
10.1(11)	2008 Stock Incentive Plan dated May 20, 2008.
10.2*	License Agreement dated as of March 22, 1988 between the Company and The Texas A&M University System.
10.30***	Amendment No. 1 dated September 28, 1998 to License Agreement of March 22, 1988 between The Texas A&M University System and the Company.
10.71**	License and Supply Agreement dated January 7, 2010, between the Company and Intas Pharmaceuticals, Ltd.
10.72 ***	2018 Employee Stock Option Plan
10.73***	2018 Officer, Directors, Employees and Consultants Nonqualified Stock Option Plan
10.74***	Stock Option Agreement – Nonqualified Stock Option
10.75***	Stock Option Agreement – Employee Plan

99.1 906 Certification
*The Exhibit is incorporated by reference to the exhibit of the same number to the Company's Registration Statement on Form SB-2 filed with and declared effective by the Commission (File No. 333-4413) on August 8, 1996.
**The Exhibit is incorporated by reference to the Company's 1998 Annual Report on Form 10-KSB filed with the Commission on or before March 31, 1999.
(11) The Exhibit is incorporated by reference to the Company’s Report on Form S-8 filed with the SEC on May 22, 2008.
***Incorporated as required by: Item 601, Regulation S-K, Each compensatory Plan required to be filed as an Exhibit per Item 15(b) of Form 10K..

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMARILLO BIOSCIENCES, INC.
Date: April 16, 2019	By: /s/ Stephen Chen Stephen Chen, Chairman of the Board, and Chief Executive Officer
Date: April 16, 2019	By: /s/ Stephen Chen Stephen Chen, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen Chen	Chairman of the Board, Director and Chief Executive Officer	April 16, 2019
Stephen Chen

/s/ Yasushi Chikagami	Director	April 16, 2019
Yasushi Chikagami
/s/ Daniel Fisher	Director	April 16, 2019
Daniel Fisher
/s/ Nicholas Moren	Director	April 16, 2019
Nicholas Moren
/s/ Edward L. Morris	Director	April 16, 2019
Edward L. Morris

Amarillo Biosciences, Inc.
Consolidated Financial Statements

Years ended December 31, 2018 and 2017

LBB & ASSOCIATES LTD., LLP
7600 W. Tidwell, Suite 501
Houston, TX 77040
Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Amarillo Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amarillo Biosciences, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes  (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As discussed in Note 1 to the financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2018 raise substantial doubt about its ability to continue as a going concern. These 2018 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/LBB & Associates Ltd., LLP

We have served as the Company’s auditor since 2006.

Houston, Texas

April 16, 2019

Amarillo Biosciences, Inc.
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,276,654	$2,038,150
Inventory	-	22,666
Prepaid expense and other current assets	26,580	23,635
Total current assets	1,303,234	2,084,451
Patents, net	146,456	182,386
Property and equipment, net	14,010	26,997
Total assets	$1,463,700	$2,293,834

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$115,313	$159,300
Advances from investors	104,952	777,258
Convertible notes payable – related party	513,356	886,481
Total current liabilities	733,621	1,823,039
Total liabilities	733,621	1,823,039

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value:
Authorized shares – 10,000,000,
Issued and outstanding shares – 0 at December 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.01 par value:
Authorized shares – 100,000,000,
Issued and outstanding shares –39,117,524 and 23,156,563 at December 31, 2018 and 2017, respectively	391,175	231,565
Additional paid-in capital	3,527,238	2,123,205
Accumulated deficit	(3,188,334)	(1,883,975)
Total stockholders’ equity	730,079	470,795
Total liabilities and stockholders’ equity	$1,463,700	$2,293,834

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Consolidated Statements of Operations
	Years ended December 31,
	2018	2017
Revenues	$77,724	$250,928
Cost of revenues	(64,877)	(60,316)
Gross margin	12,847	190,612

Operating expenses:
Research and development expenses	32,591	-
Selling, general and administrative expenses	1,314,932	770,375
Total operating expenses	1,347,523	770,375

Operating loss	(1,334,676)	(579,763)

Other income (expense):
Interest expense	(3,963)	(37,612)
Net loss	$(1,338,639)	$(617,375)

Basic and diluted net loss per average share available to common shareholders	$(0.04)	$(0.03)

Weighted average common shares outstanding – basic and diluted	35,643,804	22,663,476

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2018 and 2017

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance at December 31, 2016	-	$-	21,916,143	$219,161	$237,540	$(1,266,600)	$(809,899)
Issuance of stock for cash in private placements			770,000	7,700	136,657	-	144,357
Issuance of stock for service	-	-	57,000	570	10,118	-	10,688
Issuance of stock for compensation bonus	-	-	413,420	4,134	102,116	-	106,250
Conversion feature on Chen demand note	-	-	-	-	28,200	-	28,200
Stock subscription	-	-	-	-	1,608,574	-	1,608,574
Net loss for the year ended December 31, 2017	-	-	-	-	-	(617,375)	(617,375)
Balance at December 31, 2017	-	$-	23,156,563	$231,565	$2,123,205	$(1,883,975)	$470,795

Reversal of dividends on preferred stock	-	-	-	-	-	34,280	34,280
Issuance of stock for compensation	-	-	451,480	4,515	111,735	-	116,250
Issuance of stock for subscription	-	-	8,579,061	85,791	(85,791)	-	-
Issuance of common stock for cash	-	-	5,440,973	54,410	1,067,875	-	1,122,285
Issuance of stock for debt	-	-	950,000	9,500	168,625	-	178,125
Acquisition of voting interest of ACTS	-	-	539,447	5,394	13,458	-	18,852
Warrant expense	-	-	-	-	27,765	-	27,765
Option expense	-	-	-	-	100,366	-	100,366
Net loss for the year ended December 31, 2018	-	-	-	-		(1,338,639)	(1,338,639)
Balance at December 31, 2018	-	$-	39,117,524	$391,175	$3,527,238	$(3,188,334)	$730,079
The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash flows from Operating Activities
Net loss	$(1,338,639)	$(617,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,194	39,990
Stock issued for services	27,765	10,688
Stock compensation	100,366	106,250
Amortization of debt discount	-	28,200
Changes in operating assets and liabilities:
Inventory	22,666	(7,966)
Prepaid expense and other current assets	67,400	89,939
Accounts payable and accrued expenses	54,844	(9,461)
Accrued interest – related party	206	-
Customer deposits	-	(124,833)
Net cash used in operating activities	(1,009,198)	(484,568)
Cash flows from Investing Activities
Investment in patents	(2,369)	(49,096)
Capital expenditures	(4,908)	-
Net cash used in investing activities	(7,277)	(49,096)
Cash flows from Financing Activities
Cash received from stock subscription	-	1,421,074
Proceeds from private placement offering, net	401,250	144,357
Advances from investors	48,729	777,258
Proceeds from convertible note payable – related party	-	95,000
Repayment on convertible note payable – related party	(195,000)	-
Net cash provided by financing activities	254,979	2,437,689
Net change in cash	(761,496)	1,904,025
Cash and cash equivalents at beginning of period	2,038,150	134,125
Cash and cash equivalents at end of period	$1,276,654	$2,038,150
Supplemental Cash Flow Information
Cash paid for interest	$3,818	$29,318
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Stock issued for accrued liabilities	$116,250	$-
Stock issued for subscription	$85,791	$-
Conversion of debt to common stock	$178,125	$-
Reversal of accrued dividends	$34,280	$-
Stock issued for advances from investors	$721,035	$187,500

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

Amarillo Biosciences, Inc. (the "Company" or "ABI"), is a diversified healthcare company engaged in the discovery and development of pharmaceutical and biotech products.  ABI is a Texas corporation which was formed in 1984.

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

Principles of Consolidation

Effective January 1, 2018, ACTS Global Healthcare, Inc. (ACTS) was consolidated under the variable interest entities ("VIE") provisions of ASC 810, "Consolidation" ("ASC 810").  Effective July 1, 2018, the Company acquired 100% of the voting interests of ACTS.  The accounts of ACTS are included in the accounts of the Company from January 1, 2018. Inter-company balances and transactions have been eliminated upon consolidation.

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

Going Concern

These financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP), on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not yet achieved operating income, and its operations are funded primarily from debt and equity financings. However, losses are anticipated in the ongoing development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.

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

There can be no assurance that capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected and the Company may cease operations. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

Our Level 1 assets and liabilities primarily include our cash and cash equivalents. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. The carrying amounts of accounts receivable, prepaid expense, accounts payable, accrued liabilities, advances from investors, and notes payable approximate fair value due to the immediate or short-term maturities of these financial instruments.

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

Revenue recognized during the year ended December 31, 2018 was generated by the Consumer Product division and the Medical division. 50% of 2018 revenues were from one customer.  Revenue recognized during the year ended December 31, 2017 was generated by the sale of metabolic treatment equipment to one customer.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability.  The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no material accounts receivable and no allowance at December 31, 2018 or 2017.  $7,320 of uncollectible accounts receivables were written off in 2018.

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

Patents and Patent Expenditures

ABI holds patent license agreements and holds patents that are owned by the Company. All patent license agreements remain in effect over the life of the underlying patents. Accordingly, the patent license fee is being amortized over the estimated life of the patent using the straight-line method. Patent fees and legal fees associated with the issuance of new owned patents are capitalized and amortized over the estimated 15 to 20 year life of the patent.  The Company continually evaluates the amortization period and carrying basis of patents to determine whether subsequent events and circumstances warrant a revised estimated useful life or impairment in value. For the year ended December 31, 2018, the Company wrote off patent costs with a net book value of approximately $16,000 related to patents that have been dropped.

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

Research and Development

Research and development costs are expensed as incurred.  During the year ended December 31, 2018, the Company incurred $32,591 in expenses towards research activities associated with the development of its proprietary pulsatile infusion treatment.

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

Basic and Diluted Net Income (Loss) Per Share

As of December 31, 2018, potentially dilutive shares of 3,458,214 are not included in the calculation of fully diluted net loss per share as the effect with a net loss would be antidilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash.  The Company has cash balances in a single financial institution which, from time to time, could exceed the federally insured limit of $250,000.  No loss has been incurred related to this concentration of cash.

Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2016-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

2.   Property, Equipment and Software, net

Property, equipment and software are stated at cost less accumulated depreciation and consist of the following at December 31, 2018 and 2017:

	2018	2017
Furniture and equipment	$92,988	$92,988
Automobiles	4,911	-
Software	8,012	8,012
	105,911	101,000
Less: accumulated depreciation	(91,901)	(74,003)
Property, equipment and software, net	$14,010	$26,997

Depreciation expense amounted to $17,895 for the year ended December 31, 2018 and $17,217 for the year ended December 31, 2017 and is included in selling, general and administrative expenses.

3.   Patents, net

Patents are stated at cost less accumulated amortization and consist of the following at December 31, 2018 and 2017:

	2018	2017
Patents	$228,669	$338,324
Less: accumulated amortization	(82,213)	(155,938)
Patents, net	$146,456	$182,386

During the year ended December 31, 2018, $112,022 original cost of the patents, with associated accumulated amortization of $96,055 were written off due to its obsolete status. The residual book value of $15,967 was expensed as additional amortization expense.

Amortization expense amounted to $38,296 for the year ended December 31, 2018 and $22,773 December 31, 2017, respectively, and is included in selling, general and administrative expenses.

Estimated future amortization expense is as follows:

2019	11,582
2020	11,494
2021	9,838
2022	9,434
Thereafter	104,108
Total expense	$146,456

4.   Convertible Notes Payable – Related Party

As of December 31, 2018 and 2017, the amount of convertible debt of the Company’s balance sheet was $513,356 and $886,481, respectively.  This amount consisted of the following convertible promissory notes payable to Dr. Stephen T. Chen, Chairman, CEO, and President, as shown in the table below.

	December 31, 2018	December 31, 2017
Convertible Note payable – related party	$144,426	$144,426
Convertible Note payable – related party	262,500	262,500
Convertible Note payable – related party	106,430	384,555
Convertible Note payable – related party	-	70,000
Convertible Note payable – related party	-	25,000
Convertible Notes payable – related party	$513,356	$886,481

On January 8, 2018, Dr. Chen demanded repayment in full of the $25,000 convertible promissory note.  He was paid the principal of the note, $25,000, and accrued interest in the amount of $84.

On March 8, 2018, Dr. Chen demanded repayment in full of the $70,000 convertible promissory note.  He was paid the principal of the note, $70,000, and accrued interest in the amount of $474.

On March 9, 2018, Dr. Chen demanded a partial repayment of the convertible promissory note for $384,555.  He demanded payment in the amount of $100,000 and was paid that amount of principal of the note, $100,000, and accrued interest in the amount of $3,260.

On April 1, 2018, Dr. Chen executed and presented a Promissory Note Conversion Notice exercising his option to convert $178,125 principal amount of the Note bearing a balance of $284,555 into ABI Common Stock shares in accordance with the terms of the Note.  On April 2, 2018 and April 6, 2018, 550,000 shares and 400,000 shares, respectively, were issued pursuant to Dr. Chen’s instructions.  The shares were issued at $0.1875 per share, the Conversion Price stated in the Note.  After the conversion, the new balance of the Note was $106,430.

As of December 31, 2018, the Company has the following Convertible Notes Payable outstanding to Dr. Stephen T. Chen, Chairman, CEO, and President.

Note #.	Date	Payee	Principal Amount	Maturity	Annual Interest AFR[2]	Conversion Price
1	1/11/2016	Stephen T.Chen	$144,426	On Demand	0.75%	$0.1680
2	3/18/2016	Stephen T. Chen	$262,500	On Demand	0.65%	$0.1875
3	6/30/2016	Stephen T. Chen	$106,430	On Demand	0.64%	$0.1875
Total Convertible Notes Payable			$513,356

All of the Notes are unsecured. The Notes are convertible into ABI Common Voting Shares which are issued as restricted stock pursuant to SEC Rule 144.  Other restrictions might apply.

5. ACTS Global

On May 23, 2016, Amarillo Biosciences, Inc. ("ABI"), the Principal, entered into an Agency and Service Agreement with ACTS, a Taiwan Corporation, the Agent. From the beginning of the agreement,  ABI advanced funds to ACTS to be utilized and /or expended by ACTS solely as instructed by ABI.  Pursuant to the Agreement, additional advances may be made by ABI to ACTS.  ACTS was also engaged by ABI to perform such other business services as may be requested by ABI in the agreed

2 Short Term Applicable Federal Rate

geographic area of Taiwan and the People's Republic of China.  For their services, ACTS, was paid by ABI, one percent (1%) of the Principal's services expended by the Agent at the Principal's direction. Any other services rendered by the Agent were paid for by the Principal based on comparable and/or reasonable values of the service rendered.

Since the inception of the Agency Agreement in 2016, ACTS has neither performed services for any other clients nor contracted any other clients for future services.  Dr. Stephen T. Chen, ABI Chairman, CEO, and President, is also a stockholder in ACTS and has indicated that ACTS is working exclusively for ABI and that there was no desire on the part of ACTS to secure additional clients.  Because of the exclusivity of this Agency relationship and control by Dr. Chen, it was determined by management that ACTS was a VIE and that the Company was the primary beneficiary of ACTS because the Company, through Dr. Chen, had the power to direct the activities of ACTS that most significantly impact the activities of ACTS, and the obligation to absorb losses of ACTS that could potentially be significant to ACTS and the right to receive benefits from ACTS that could potentially be significant to ACTS' economic performance. As such, the assets, liabilities and non-controlling interest of ACTS were consolidated in the financial statements of the Company effective January 1, 2018 at their carrying values.  During 2017, the Company effectively consolidated ACTS through recording advances in a prepaid account and expensing operating costs as they were incurred.  The accompanying balance sheet as of December 31, 2017 has been restated to consolidate ACTS.  The only effect of the consolidation was a balance sheet reclassification of an advance from related party to cash of $58,135.

On June 18, 2018, the ABI Board of Directors unanimously approved a resolution to acquire the assets of ACTS, an ROC corporation which heretofore had been the Agent for ABI in Taiwan and other Asian markets.  Effective July 1, 2018, the Company acquired all of the voting interests of ACTS in exchange for 539,447 shares of ABI Restricted Common Voting Stock.   As of July 12, 2018, a total of 539,447 ABI Restricted Common voting shares were issued and distributed to the shareholders of ACTS Global as follows:

Shareholder/Recipient	Issue Date	Number of Shares
Seu Chi Kuo	July 12, 2018	179,852
Po Ya Tseng	July 12, 2018	179,852
Yasushi Chikagami	July 12, 2018	53,891
Stephen/Virginia Chen Living Trust	July 12, 2018	125,852
Total		539,447

6.   Related Party Transactions

On February 2, 2018, 1,000,000 shares were issued at $0.1875 per share to Dr. Stephen T. Chen, Chairman, CEO, and President, in exchange for $187,500 of operating funds previously advanced to the Company during the period from March 18, 2016, through April 7, 2016.

On March 27, 2018, effective as of January 1, 2018, the Board of Directors approved a resolution whereby Dr. Chen's annual compensation was changed to $240,000 cash per annum and $100,000 per annum payable in the Company's unregistered, voting common stock. The Board also approved a change in compensation to Bernard Cohen to $70,000 cash per annum and $12,000 per annum payable in the Company's unregistered, voting common stock. The cash compensation is to be paid on the normal payroll cycle of 15th and 31st of each month and stock compensation to be paid quarterly.  Shares are to be priced at the average of all trading day closing quotes on the OTC-BB for the month preceding date of issuance, with such shares to be issued on the first business day after the close of each calendar quarter or as soon thereafter as practicable. During the year ended December 31, 2018, the Company has issued an aggregate of 86,698 shares of common stock valued at $21,250 as payment for the fourth quarter 2017 accrual and  364,782 of common stock valued at $95,000 for the first, second and third quarters of 2018.

On July 12, 2018, Dr. Stephen T. Chen, Chairman, CEO, and President of ABI and CEO of ACTS Global, received 125,852 ABI Restricted Common voting shares as remuneration for his ownership, stockholder interest in ACTS Global pursuant to the purchase of ACTS Global assets by ABI.  Dr. Chen is a related party by virtue of his position as shareholder and CEO of both ACTS Global and ABI.

7.   Common Stock

The Company has 100,000,000 shares of voting common shares authorized for issuance.  As of December 31, 2018 a total of 47,973,355 shares of common stock were either outstanding (39,117,524) or reserved for issuance upon quarterly distribution of the compensation stock grants, private placement investments, exercise of options and warrants or convertible debt (8,855,831).

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

During 2017, the Company issued 413,420 shares of common stock for compensation of $106,250.

During 2017, the Company sold 770,000 shares of common stock for proceeds of $144,357.  One of the investors was ABI Chairman, CEO, and President, Stephen T. Chen, Ph.D. purchasing 200,000 common shares at $.1875 per share for total proceeds of $37,500.

On August 1, 2017, 57,000 common shares were issued at of $.1875 per share representing payment of aggregate finders' fees in the amount of $10,688.

During 2017, the Company entered into a subscription agreements to sell 8,579,061 shares at $0.1875 per share in return for a total purchase price of $1,608,574.  These shares were issued during 2018.

During 2018, 3,740,973 shares of common stock were issued to investors for net proceeds of $721,035 which were received in 2017 and included in advances from investors in the 2017 balance sheet.

During 2018, the Company issued 1,700,000 shares of common stock to investors for net proceeds of $401,250.

During 2018, the Company issued 451,480 shares of common stock for compensation of $116,250.

On April 1, 2018, Dr. Chen converted $178,125 of convertible notes payable for 950,000 common shares.  The stock was issued at a price of $.1875 per share as stated in the Note.

Effective July 1, 2018, the Company acquired all of the voting interests of ACTS in exchange for 539,447 shares of ABI Restricted Common Voting Stock.

8.   Preferred Stock

The shareholders have authorized 10,000,000 shares of preferred stock shares for issuance.

No Preferred Equity was outstanding as of December 31, 2018 and 2017 and none is outstanding as of the date of this report.

9.   Stock Option and Stock Plans
On September 26, 2018, the Company’s Board of Directors adopted the Amarillo Biosciences, Inc., 2018 Employee Stock Option Plan (the “2018-ESOP”) providing for the grant of Qualified Incentive Stock Options to Company employees. The maximum number of shares of Common Stock which may be issued under the 2018-ESOP is six million (6,000,000) common stock shares which will be reserved for issuance subject to options. The option price is $0.38 per share and the options are exercisable during a period of ten (10) years from the date of grant, where the options vest 20% annually over five (5) years, commencing one (1) year from date of grant.  If an option grantee owns or controls over ten percent (10%) of the outstanding stock, then pursuant to Section 424(d) of the Code, the option price becomes 110% of fair market value, $0.418; the term of exercise be five (5) years from ten (10); and the vesting period decreases from five (5) years to four (4) years.

On September 26, 2018, the Company’s Board of Directors adopted the Amarillo Biosciences, Inc., 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan (the “2018-NQSOP”) providing for the grant of Nonqualified Incentive Stock Options to Company employees. The maximum number of shares of Common Stock which may be issued under the 2018-NQSOP is twenty million (20,000,000) common stock shares which will be reserved for issuance subject to options. The option price for the Nonqualified Options is $0.38 exercisable for a period of ten (10) years with a vesting period of five (5) years at 20% per year commencing one (1) year from date of grant.  There are no changes in terms or conditions for shareholders who own or control over ten percent (10%) of the outstanding stock.

Equity Compensation Plan Information:
Stock Plans [1]	Issue Date Range	Total Shares Authorized	Shares Issued	Shares Remaining
2008 Stock Incentive Plan	5/23/08 – 10/11/11	600,000	463,420	136,580
Amarillo Biosciences, Inc., 2018 Employee Stock Option Plan	9/26/18 – 9/26/28	6,000,000	950,000	5,050,000
Amarillo Biosciences, Inc., 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan	9/26/18 – 9/26/28	20,000,000	3,995,000	16,005,000
1 The Board of Directors has approved all stock, stock option and stock warrant issuances.

Whether qualified or nonqualified, when options are exercised the ABI Common Stock shares will be issued pursuant to Rule 144A meaning that the shares cannot be traded or otherwise exchanged for a minimum period of six months from issue date.

A summary of option activity for the years ended December 31, 2018 and 2017 are presented below.

Date	Number of Options Qualified	Number of Options Nonqualified	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance December 31, 2017	-	-	-	-	-
Granted September 26, 2018*	*950,000	3,995,000	$0.38	5 years
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance December 31, 2018*	*950,000	3,995,000	$0.38	5 years
* There is one stock owner over 10% currently holding 500,000 qualified options.  The exercise price for this option-holder would be $0.418 with an exercise period of 5 years and a vesting period of 4 years at 25% per year.

The Company used the Black-Scholes option pricing model to value the option awards with the following assumptions applied:  (1) Volatility – 276%; (2) Term – 5 years was chosen although the full option term is 10 years to be more commensurate with the 5-year vesting portion of the plan; (3) Discount – 2.96%.  As of December 31, 2018, there is $1,775,222 in unrecognized option expense that will be recognized over the next 4.75 years.

10. Warrants

On April 15, 2018, the Company issued a warrant to a consultant for the purchase of 452,617 shares of common stock at an exercise price of $0.27 per share.  The warrant is exercisable through April 14, 2020.  The warrant was valued at $75,967 and will be expensed over twenty-four months. The Company used the Black-Scholes option pricing model to value the warrants with the following assumptions applied:  (1) Volatility – 207%; (2) Term – 2 years (3) Discount Rate – 2.39%.

No warrants were exercised in 2018 or 2017.

11. Income Taxes
Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 21% for 2018 and 34% for 2017 to pretax income from continuing operations as a result of the following:

	December 31, 2018	December 31, 2017
Provision (benefit) at statutory rate	$(281,000)	$(210,000)
Effect of rate change on deferred assets	-	3,010,000
Change in valuation allowance	281,000	(2,800,000)
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017, are presented below:
	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforward	$5,082,000	$4,801,000
Deferred tax assets	5,082,000	4,801,000

Deferred tax liabilities:	-	-
Net deferred tax assets	5,082,000	4,801,000
Valuation allowance	(5,082,000)	(4,801,000)
	$-	$-

At December 31, 2018, the Company has estimated net operating loss carryforwards of approximately $24,204,000 for federal income tax purposes expiring in 2018 through 2036. The ability of the Company to utilize these carryforwards may be difficult and directly dependent upon many factors outside of the Company’s control, including, but not limited to, changes in the legal and regulatory framework and the operational and corporate structure of ABI and shareholders, or sales or transfers of stock by or among shareholders. For example, if ABI has experienced a change of control as defined in the relevant provisions of the IRC,3 the use of any existing tax attributes could be severely limited. ABI does not believe the reorganization has or will impair any tax attributes; however, obtaining value from the tax attributes is a function of the Company’s return to profitable operations and the timeframe of that return. While we believe it is possible, there is no assurance that ABI will return to profitability in the future.

As of December 31, 2018, the Company had open tax years of 2018, 2017 and 2016 which are subject to examination by tax authorities.

12. Commitments and Contingencies
Lease commitment
Our executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot leased facility. The lease term, which is an annual renewal, begins on July 1 of the calendar year and expires on June 30 of the calendar year.  The rent in effect on December 31, 2018 was $1,120 per month and expires on June 30, 2019.

Litigation
The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 2018.
Officer Compensation
On March 28, 2018, the Company entered into employment contracts with Stephen T Chen, the Company’s President and CEO; and with Bernard Cohen, the Company’s Vice-President and CFO.  The contracts are identical except for job descriptions, duties and titles, and compensation amounts.  The contracts are for a three-year term, subject to earlier termination by the Company for certain acts of Employee constituting illegality or breach of fiduciary duty.  Compensation for Dr. Chen is set at $240,000 per annum in cash, payable bi-monthly, and $100,000 per annum payable in shares of the Company’s unregistered, voting common stock.  Compensation for Mr. Cohen is set at $70,000 per annum in cash, payable bi-monthly, and $12,000 per annum payable in shares of the Company’s unregistered, voting common stock. Compensation under each contract may be adjusted by the Company in certain cases involving disability of the employee, and the contracts may be terminated by the Company in the event of an employee’s permanent and total disability.
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
13. Subsequent Events
In February 2019, the Company issued a total of 200,000 shares of common stock at $0.25 per share to a private placement investor through the 2016-3 Private Placement Offering.  Also in February 2019, the Company issued a total of 136,000 shares of common stock as payment for the fourth quarter 2018 stock compensation grant for Dr. Stephen T. Chen, Bernard Cohen and Lawrence Lin.

3 See 26 U.S.C. § 382 (known as Section 382 of the IRC) and related regulations