Form 10-Q
period 2019-03-31
AMARILLO BIOSCIENCES INC
filed 2019-05-17
CIK 1014763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                For the quarterly period ended March 31, 2019
 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____to____      Commission File No. 0-20791

AMARILLO BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

TEXAS	75-1974352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4134 Business Park Drive, Amarillo, Texas 79110 (806) 376-1741
(Address and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements  for the past 90 days. [√]Yes   [ ]No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  [√]Yes   [ ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [√]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. D
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes   [√] No

39,664,199 shares of common stock, par value $0.01 per share, outstanding as of May 17, 2019

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Consolidated Balance Sheets
(Unaudited)
	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,046,314	$1,276,654
Inventory	8,962	-
Prepaid expense and other current assets	16,002	26,580
Total current assets	1,071,278	1,303,234
Patents, net	143,546	146,456
Property and equipment, net	11,016	14,010
Total assets	$1,225,840	$1,463,700

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$141,674	$115,313
Advances from investors	56,225	104,952
Convertible notes payable – related party	475,856	513,356
Total current liabilities	673,755	733,621
Total liabilities	673,755	733,621

Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000,
Issued and outstanding shares – 0 at March 31, 2019 and December 31, 2018	-	-
Common stock, $0.01 par value:
Authorized shares - 100,000,000,
Issued and outstanding shares –39,568,524 and 39,117,524 at March 31, 2019 and December 31, 2018, respectively	395,685	391,175
Additional paid-in capital	3,736,123	3,527,238
Accumulated deficit	(3,579,723)	(3,188,334)
Total stockholders’ equity	552,085	730,079
Total liabilities and stockholders’ equity	$1,225,840	$1,463,700

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$4,076	$56,590
Cost of revenues	(2,718)	(43,339)
Gross margin	1,358	13,251

Operating expenses:
Research and development expenses	2,386	-
Selling, general and administrative expenses	389,476	199,309
Total operating expenses	391,862	199,309

Operating loss	(390,504)	(186,058)

Other income (expense):
Interest expense	(885)	(1,380)
Net loss	(391,389)	(187,438)
Less: Net Income attributable to non-controlling interests	-	4,992
Net loss attributable to common shareholders	$(391,389)	$(192,430)

Basic and diluted net loss per average share available to common shareholders	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	39,262,668	33,243,580

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2019	2018

Net cash used in operating activities	$(216,202)	$(76,524)

Cash flows from investing activities

Investment in equipment	(1,638)	-
Investment in patents	-	(1,687)
Net cash used in investing activities	(1,638)	(1,687)

Cash flows from financing activities
Payments on convertible notes	(37,500)	(195,000)
Proceeds from private placement offering	25,000	-
Net cash used in financing activities	(12,500)	(195,000)

Net change in cash	(230,340)	(273,211)
Cash and cash equivalents at beginning of period	1,276,654	1,980,015
Cash and cash equivalents at end of period	$1,046,314	$1,706,804
Supplemental Cash Flow Information
Cash paid for interest	$69	$3,819
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Stock issued for accrued liabilities	$82,750	$496,736

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.
Organization and Business. Amarillo Biosciences, Inc. (the "Company" or "ABI"), is a diversified healthcare company engaged in the discovery and development of novel biopharmaceuticals, technologically innovative medical treatments, and specialty consumer products. ABI is a Texas corporation which was formed in 1984. ABI primarily operates through three divisions:  Pharmaceutical, Medical and Consumer.  The Pharmaceutical division leverages our data library by applying the Company's experience in the use of low-dose oral interferon (IFN) for the treatment of neoplastic, viral, and fibrotic diseases. ABI seeks to engage in patent licensing and commercialization opportunities with global partners. The Medical division is focused on developing technology to treat metabolism related diseases such as Type 1 and Type 2 diabetes in Asia, in addition to licensed distribution of surgical wound care products.  The Consumer division includes a range of nutraceutical and food supplement products that utilize a liposomal delivery system.  ABI currently has offices in the United States and Taiwan.  ABI operates in Taiwan under the name AMARILLO BIOSCIENCES, INC. TAIWAN BRANCH (美商康華全球生技股份有限公司 台灣分公司).

2.
Basis of presentation. The accompanying consolidated financial statements, which should be read in conjunction with the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on April 16, 2019, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

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

4.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On March 31, 2019, a total of 47,989,122 shares of common stock were either issued (39,568,524), reserved for conversion of convertible debt to stock (2,627,305), issuance to two Company officers as compensation (75,462), one Company employee (4,043), held for future issue to prepaid private placement investments (300,000), held for future compensation issue to a consultant (16,171), held for future exercise of nonqualified options (3,995,000), qualified stock options (950,000), and warrants (452,617). The 300,000 share reservation was generated by the receipt of $56,225 for investment in Private Placement Offering 2016-2 in November 2017.  The investment is listed as “Pending” since the Executed Private Placement Memorandum and Subscription documents have not yet been received.

In February 2019, the Company issued 200,000 shares of common stock at $0.25 per share to a private placement investor through the 2016-3 Private Placement Offering.  Also in February 2019, the Company issued 24,000 shares of common stock as payment for the fourth quarter 2018 stock compensation grant for a consultant.  On March 26, 2019, the Company issued 115,000 shares of common stock at $.25 per share representing aggregate payment of a finder’s fee in the amount of $28,750.  Effective March 31, 2019, the Company issued 100,000 shares to Dr. Stephen T. Chen, Chairman, CEO, President, and CFO, and 12,000 shares to Bernard Cohen, Vice President; both distributions were compensation.

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

5.
Convertible Notes Payable – Related Party. As of December 31, 2018, the amount of convertible debt of the Company’s balance sheet was $513,356.  This amount consisted of the following convertible promissory notes payable to Dr. Stephen T. Chen, Chairman, CEO, and President, as shown in the table below.

	March 31, 2019	December 31, 2018
Convertible Note payable – related party	$144,426	$144,426
Convertible Note payable – related party	262,500	262,500
Convertible Note payable – related party	68,930	106,430
Convertible Notes payable – related party	$475,856	$513,356

On January 30, 2019, Dr. Chen demanded a partial repayment in the amount of $37,500.  The repayment reduced the outstanding balance of a convertible promissory note from $106,430 to $68,930.  The total balance of the aggregate convertible promissory notes as of March 31, 2019, is $475,856.

Other Related Party Transactions. Other than the aforementioned common stock and convertible notes activity, there were no related party transactions that occurred during the period from January 1, 2019 to March 31, 2019.

6.	Subsequent Events

Through the date of this filing, the Company issued 95,675 shares of common stock to management and consultants for previously accrued compensation and fees.

On April 24, 2019, Edward L. Morris gave notice of his retirement and resignation, effective April 30, 2019, from all positions with the Company, including director, general counsel, and corporate secretary.

On April 25, 2019, the Company’s only outstanding Private Placement offer for the sale and issuance of unregistered securities expired.

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

Overview. ABI is engaged in developing biologics for the treatment of human and animal diseases. Our current focus is research aimed at the treatment of human disease indications, particularly influenza, hepatitis C, thrombocytopenia, and other indications using natural human interferon alpha that is administered in a proprietary low dose oral form lozenge.

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

In addition to its core technology, ABI is currently working to expand the Company’s current focus into a diversified healthcare business portfolio in order to generate new revenue streams. An integral part of the ABI Operating Plan is to create multiple revenue streams through the implementation of programs (including but not limited to in-licensing) of medical and healthcare products and processes. The Medical Division and Consumer Products Division will facilitate the enhancement of those revenue streams. These programs will be the catalyst which allows ABI to enter markets in Taiwan, Hong Kong, China, and other Asian countries for the distribution of these new medical and healthcare products.

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

Amarillo Biosciences, Inc. has been developing pulsatile insulin therapy in Taiwan that consists of delivering insulin intravenously by pump in pulses, as opposed to the typical subcutaneous route of administration, in order to more closely imitate how the pancreas secretes insulin in healthy non-diabetics. The Company’s Medical Division is currently investigating medical equipment options for pulsatile insulin infusion and plans to be able to offer innovative and comprehensive diabetes treatment that provide solutions to all stages of diabetes from pre-diabetes through late-stage diabetes with advanced complications targeting Taiwan first, with plans to open clinics in China within 3 years.

Within the Medical division, ABI is also a licensed distributor of TissueAid™ biodegradable wound closure products in Taiwan.  ABI became the official distributor of TissueAid™ for the Taiwan market in the fourth quarter of 2017.  The TissueAid™ product is developed by the first and only medical material research company for wound care, GJ Biotech Co Ltd. This distributorship provides momentum to enter the next level for ABI.

The Consumer Product Division is presently working on multiple endeavors. First, this division now offers a unique proprietary liposomal delivery system for nutraceuticals and food supplements including Vitamin C, Glutathione, CoQ10, Curcumin/Resveratrol, DHA, and a Multi-Vitamin. The Company also has a dietary supplement product, Maxisal® that is useful in the symptomatic relief of dry mouth.

ABI maintains a representative branch office in Taiwan – Amarillo Biosciences, Inc. (Taiwan Branch) (美商康華全球生技股份有限公司 台灣分公司) (“ABI Taiwan”) to increase the Company's presence in Taiwan and serve as an operational hub to access growing Asian markets.

Results of Operations for Quarters Ended March 31, 2019 and 2018:

Revenues.  ABI reported revenue for the quarter ended March 31, 2019, of $4,076 from sales of the newly developed and marketed liposomal nutraceuticals.  Revenue for the same period in 2018 was $56,590 also from the sales of the nutraceutical program.  The cost of sales for the first quarter of 2019 was $2,718 as compared to $43,339 for cost of sales in 2018.  The cost of goods sold in 2019 was 67% of sales making gross profit on sales for 2019 33%.  The 2018 cost of sales and gross profit was 77% and 23%, respectively.

Research and Development Expenses.  The R&D activity in 2019 was $2,386 as compared to 2018 when there were no direct R&D expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $190,167 (95%) higher in 2019 than 2018 largely due to salary increases (Dr. Chen and Mr. Cohen); additional accounting and consulting services; option expense for the 2018 Employees Stock Option Plan and the 2018 Officers, Directors, Employees and Consultants Nonqualified Stock Option Plan; and other executive consulting services (i2china).

Operating Loss.  The Company's operating loss was $390,504 which was $204,446 (110%) higher for 2019 than 2018 mostly due to the SG&A expense increase constituted by salary increases (Dr. Chen and Mr. Cohen); additional accounting and consulting services; option expense for the 2018 Employees Stock Option Plan and the 2018 Officers, Directors, Employees and Consultants Nonqualified Stock Option Plan; and other executive consulting services (i2china).

Interest Expense.  During the three months ended March 31, 2019, interest expense was $885, compared to $1,380 for the three months ended March 31, 2018. The interest expense recognized in the three months ended March 31, 2019 is mostly due to accrued interest for convertible debt notes.

Net Loss. Net loss attributable to common shareholders was $391,389 which was $198,959 (103%) more during 2019 than 2018. This increase was mainly due to augmented selling, general and administrative expenses in 2019.

Liquidity and Capital Resources

At March 31, 2019, the Company had available cash of $1,046,314 whereas we had a cash position of $1,276,654 as of December 31, 2018. The Company had working capital of $397,523 at the end of March 2019. As of December 31, 2018, the working capital was $569,613.  The monthly burn rate in 2019 was between $65,000 and $75,000. ABI continues to develop and establish new revenue streams to become, and maintain the position of, a profitable going concern. Two major areas of focus are to (1) leverage ABI’s core technology, low-dose oral interferon, and (2) develop business lines to extend the Company’s reach into biotech, bio-pharmaceutical, health care products and life sciences businesses. ABI aggressively seeks to monetize its existing and any newly developed intellectual property. ABI estimates its short-term project development financing needs to be between $3,000,000 and $5,000,000 depending upon project negotiated terms and structuring yet to be determined.

There can be no assurance that we will be successful in our efforts to make the Company profitable.  If those efforts are not successful, we will be forced to cease operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this Item 3.

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures

At the end of the period covered by the Annual Report on Form 10-K for the fiscal year ended  December 31, 2018, and this Form 10-Q Quarterly Report for the quarter ending March 31, 2019, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by the Annual Report and Quarterly Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes to Internal Controls and Procedures over Financial Reporting

In an effort to augment internal financial controls and reporting, the Company recently engaged a turnkey managerial accounting services provider to begin the oversight and internal management of Company accounting processes and financial reporting.

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

The Company intends to and has begun to increase its personnel resources and technical accounting expertise within the accounting function. Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weakness: insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.

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

From January 1, 2019 through the date this report was filed, 200,000 shares were issued for proceeds of $50,000.

Use of the proceeds from the offering included research and development projects, selling, general, and administration expenses, capital expenditures, compensation expenses, and repayment of convertible debt to Dr. Chen.

ITEM 3.	Defaults Upon Senior Securities.
None

ITEM 4.	Mine Safety Disclosures.
Not applicable

ITEM.5.	Other Information.
None

ITEM 6.	Exhibits.
None

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMARILLO BIOSCIENCES, INC.
Date: May 17, 2019	By: /s/ Stephen T. Chen Stephen T. Chen, Chairman of the Board, and Chief Executive Officer
Date: May 17, 2019	By: /s/ Stephen T. Chen Stephen T. Chen, Chief Financial Officer