Form 10-Q
period 2019-06-30
AMARILLO BIOSCIENCES INC
filed 2019-08-09
CIK 1014763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)
[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 2019
 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____to____      Commission File No. 0-20791
__________________________
AMARILLO BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)
__________________________

TEXAS	75-1974352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4134 Business Park Drive, Amarillo, Texas 79110 (806) 376-1741
(Address and telephone number, including area code, of registrant's principal executive offices)
__________________________
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
40,216,351 shares of common stock, par value $0.01 per share, outstanding as of August 9, 2019

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Consolidated Balance Sheets
(Unaudited)
	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$723,441	$1,276,654
Inventory	9,905	-
Prepaid expense and other current assets	64,632	26,580
Total current assets	797,978	1,303,234
Patents, net	140,635	146,456
Property and equipment, net	6,384	14,010
Total assets	$944,997	$1,463,700

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$173,262	$115,313
Advances from investors	56,225	104,952
Convertible notes payable – related party	475,856	513,356
Total current liabilities	705,343	733,621
Total liabilities	705,343	733,621

Stockholders' equity
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000,
Issued and outstanding shares – 0 at June 30, 2019 and December 31, 2018	-	-
Common stock, $0.01 par value:
Authorized shares - 100,000,000,
Issued and outstanding shares –39,664,199 and 39,117,524 at June 30, 2019 and December 31, 2018, respectively	396,642	391,175
Additional paid-in capital	3,876,311	3,527,238
Accumulated deficit	(4,033,299)	(3,188,334)
Total stockholders’ equity	239,654	730,079
Total liabilities and stockholders’ equity	$944,997	$1,463,700

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018

Revenues	$606	$250	$4,682	$56,840
Cost of revenues	(563)	(707)	(3,281)	(44,046)
Gross margin	43	(457)	1,401	12,794

Operating expenses:
Research and development expenses	50,124	-	52,510	-
Selling, general and administrative expenses	404,958	353,682	794,493	552,991
Total operating expenses	(455,082)	(353,682)	(847,003)	(552,991)

Operating income (loss)	(455,039)	(354,139)	(845,602)	(540,197)

Other income (expense)
Interest expense, net	1,522	(973)	637	(2,353)
Net income (loss)	(453,517)	(355,112)	(844,965)	(542,550)

Basic and diluted net loss per average share available to common shareholders	$(.01)	$(.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding – basic and diluted	39,624,247	34,635,799	39,444,456	33,943,536

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2019	2018

Net cash used in operating activities	$(539,076)	$(389,433)

Cash flows from investing activities

Investment in equipment	-	-
Investment in patents	(1,637)	(2,108)
Net cash used in investing activities	(1,637)	(2,108)

Cash flows from financing activities
Payments on convertible notes	(37,500)	(195,000)
Proceeds from private placement offering	25,000	-
Net cash used in financing activities	(12,500)	(195,000)

Net change in cash	(553,213)	(586,541)
Cash and cash equivalents at beginning of period	1,276,654	1,980,015
Cash and cash equivalents at end of period	$723,441	$1,393,474
Supplemental Cash Flow Information
Cash paid for interest	$203	$-
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Stock issued for accrued liabilities	$93,250	-
Stock issued for advances from investors	$25,000	$496,736
Conversion of debt to common stock	$-	$178,125
Reversal of previously accrued dividend	$-	$34,277

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.
Organization and Business.  Amarillo Biosciences, Inc. (the "Company" or "ABI"), is a diversified healthcare company engaged in the discovery and development of novel biopharmaceuticals, technologically innovative medical treatments, and specialty consumer products. ABI is a Texas corporation which was formed in 1984. ABI primarily operates through three divisions:  Pharmaceutical, Medical and Consumer.  The Pharmaceutical division leverages our data library by applying the Company's experience in the use of low-dose oral interferon (IFN) for the treatment of neoplastic, viral, and fibrotic diseases. ABI seeks to engage in patent licensing and commercialization opportunities with global partners. The Medical division is focused on developing technology to treat metabolism related diseases such as Type 1 and Type 2 diabetes in Asia, in addition to licensed distribution of professional medical care products.  The Consumer division includes a range of nutraceutical and food supplement products.  ABI currently has offices in the United States and Taiwan.  ABI operates in Taiwan under the name AMARILLO BIOSCIENCES, INC. TAIWAN BRANCH (美商康華全球生技股份有限公司 台灣分公司).

2.
Basis of presentation.  The accompanying consolidated financial statements, which should be read in conjunction with the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on April 16, 2019, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months and three months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

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

4.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On June 30, 2019, a total of 48,090,748 shares of common stock were either issued (39,664,199), reserved for conversion of convertible debt to stock (2,627,305), issuance to two Company officers as compensation (80,157), one Company employee (4,294), held for future issue to prepaid private placement investments (300,000), held for future compensation issue to a consultant (17,176), or held for future exercise of nonqualified options (3,995,000), qualified stock options (950,000), and warrants (452,617). The 300,000 share reservation was generated by the receipt of $56,225 for investment in Private Placement Offering 2016-2 in November 2017.  The investment is listed as “Pending” since the Executed Private Placement Memorandum and Subscription documents were not received until after the balance sheet date.  The Company subsequently received those documents on July 1, 2019, and, although the shares will be issued as of the documents receipt date, they will not be issued until after the date this report is filed.

In February 2019, the Company issued 200,000 shares of common stock at $0.25 per share to a private placement investor through the 2016-3 Private Placement Offering.  Also in February 2019, the Company issued 24,000 shares of common stock as payment for the fourth quarter 2018 stock compensation grant for a consultant.  On March 26, 2019, the Company issued 115,000 shares of common stock at $0.25 per share representing aggregate payment of a finder’s fee in the amount of $28,750.  Effective March 31, 2019, the Company issued 100,000 shares to Dr. Stephen T. Chen, Chairman, CEO, President, and CFO, and 12,000 shares to Bernard Cohen, Vice President; both distributions were compensation.

On April 26, 2019, the Company made the following stock compensation distributions by issuing shares to three employees and one consultant: (1) Stephen T Chen Trust (Dr. Stephen T. Chen, Chairman, CEO, President, and CFO) - 67,377 shares; (2) Bernard Cohen – 8,085 shares; (3) Dr. Celee Spidel – 4,043 shares; and (4) Lawrence Lin (Consultant) – 16,170.  The price per share for this distribution was $0.3710.

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

5.
Convertible Notes Payable – Related Party.  As of December 31, 2018, the amount of convertible debt on the Company’s balance sheet was $513,356.  This amount consisted of the following convertible promissory notes payable to Dr. Stephen T. Chen, Chairman, CEO, and President, as shown in the table below.

	June 30, 2019	December 31, 2018
Convertible Note payable – related party	$144,426	$144,426
Convertible Note payable – related party	262,500	262,500
Convertible Note payable – related party	68,930	106,430
Convertible Notes payable – related party	$475,856	$513,356

On January 30, 2019, Dr. Chen demanded a partial repayment in the amount of $37,500.  The repayment reduced the outstanding balance of a convertible promissory note from $106,430 to $68,930.  The total balance of the aggregate convertible promissory notes as of March 31, 2019, is $475,856.

On June 30, 2019, the total balance of the convertible promissory notes was $475,856.

Subsequent to the balance sheet date, on July 1, 2019, Dr. Chen notified the Company of his intent to convert the remaining principal balance and accrued interest, $69,600, of the promissory note dated June 30, 2016, to ABI Common Voting Shares at a conversion price of $.1875.  On July 10, 2019, 371,200 ABI shares were issued in full and final satisfaction of the aforementioned promissory note.  On July 1, 2019, Dr. Chen also notified ABI of his intent to convert $30,400 into Company shares at a price of $.168 per share.  The conversion was applied to the principal and accrued interest on the promissory note dated January 11, 2016, reducing the balance of the note from $144,426 to $114,026.  On July 10, 2019, 180,952 ABI shares were issued.  As of the filing date of this report, the outstanding balance of convertible promissory notes was $376,526.

Other Related Party Transactions. Other than the aforementioned common stock and convertible notes activity, there were no related party transactions that occurred during the period from January 1, 2019 to June 30, 2019.

6.	Subsequent Events.
Subsequent to the balance sheet date, through the date of this filing, the Company has issued 552,152 shares of common stock to Dr. Chen for conversion of debt to Common Stock.

The Company subsequently received outstanding executed Private Placement investment documents on July 1, 2019, related to funds that were previously received on November 23, 2017.  The 300,000 shares have not been issued as of the date this report was filed.

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

ABI currently owns or licenses 5 issued patents, four in the U.S., and one in Taiwan, of which four patents are related to the low-dose oral delivery of interferon and one patent is associated with a dietary supplement, Maxisal®.  Since inception, the Company has completed more than 100 pre-clinical animal and human studies on the safety and efficacy of low-dose orally administered interferon, including two phase 3 clinical trials.

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

The Company’s long-time human interferon producer is no longer manufacturing interferon.  Plans for further clinical trials and commercialization of a low-dose interferon product have been placed on hold until a new cGMP source of interferon is found.  ABI is actively seeking a new manufacturing partner and exploring options with pharmaceutical companies that have a supply of natural human interferon made in a similar manner.

Procuring a new source of interferon may require some studies demonstrating comparability and further clinical trials may have to be performed.  Although these studies involve cost and time, the Company will be able to utilize optimized protocols from its thirty years of experience in conducting trials with natural human interferon.  Rather than having to start from greenfield stage, the Company will be able to leverage its history, past results, and data library to target the most appropriate disease states with the best dosage regimens and minimize the time wasted by trial-and-error searching prevalent in pharmaceutical research.

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

In addition to its core technology, ABI is currently working to expand the Company’s current focus into a diversified healthcare business portfolio in order to generate new revenue streams. An integral facet of the Company’s strategic plan is to create multiple revenue streams through the implementation of programs (including but not limited to in-licensing) of medical and healthcare products and processes. The Medical Division and Consumer Products Division will facilitate the enhancement of those revenue streams. These programs will be the catalyst which allows ABI to enter markets in Taiwan, Hong Kong, China, and other Asian countries for the distribution of these new medical and healthcare products.

Diabetes is a global epidemic. Diabetic complications such as retinopathy which is a leading cause of blindness, peripheral neuropathies which contribute to delayed wound healing and amputations, and nephropathy which can necessitate dialysis and kidney transplant, are catastrophic both to quality of life and cost of care.  Currently, type 2 diabetes is treated as a chronic progressive disease with increases in both number and dose of drugs seen across a patient’s lifetime. Generally one or more oral hypoglycemic drugs are used for months or years until a combination of short and long-acting insulin is required to keep the patient’s blood glucose within normal limits. Unfortunately, once a patient’s pancreas is exhausted and they are finally forced to go on insulin, they require insulin for the rest of their lives. And even more unfortunate is that even with fairly well-controlled blood glucose levels, diabetics will face one or more undesirable complications with poor outcomes from cardiovascular, eye, nerve, or kidney disease secondary to their diabetes. This unsuccessful model of diabetes care is not satisfactory.

ABI has been developing pulsatile insulin therapy in Taiwan that consists of delivering insulin intravenously by pump in pulses, as opposed to the typical subcutaneous route of administration, in order to more closely imitate how the pancreas secretes insulin in healthy non-diabetics. Our Medical Division is currently investigating medical equipment options for pulsatile insulin infusion and plans to be able to offer innovative and comprehensive diabetes treatment that provide solutions to all stages of diabetes from prediabetes through late-stage diabetes with advanced complications targeting Taiwan and Hong Kong first, with plans to open clinics in China within 3 years.

Within the Medical Division, ABI is also a licensed distributor of TissueAid™ biodegradable wound closure products in Taiwan.  ABI became the official distributor of TissueAid™ for the Taiwan market in the fourth quarter of 2017.  The TissueAid™ product is developed by the first and only medical material research company for wound care, GJ Biotech Co Ltd.

The Consumer Product Division is presently working on multiple endeavors. We currently offer a unique proprietary liposomal delivery system for nutraceuticals and food supplements including Vitamin C, Glutathione, CoQ10, Curcumin/Resveratrol, DHA, and a Multi-Vitamin. The Company also has a dietary supplement product, Maxisal® that is useful in the symptomatic relief of dry mouth.

ABI maintains a representative branch office in Taiwan – Amarillo Biosciences, Inc. (Taiwan Branch) (美商康華全球生技股份有限公司 台灣分公司) (“ABI Taiwan”) to increase the Company's presence in Taiwan and serve as an operational hub to access growing Asian markets.

Results of Operations for Three Months Ended June 30, 2019 and 2018:

Revenues.  ABI reported revenue of $606 for the quarter ended June 30, 2019, mostly from sales of liposomal nutraceuticals.  Revenue for the same period in 2018 was $250.  The cost of sales for the second quarter of 2019 was $563 as compared to $707 for cost of sales in the same quarter of 2018.  The gross margin for the quarter ended June 30, 2019 was $43 as compared to $(457) for the same period in 2018.

Research and Development Expenses.  The R&D activity in for three months ended June 30, 2019 was $50,124 as compared to $0 for the same period in 2018.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses  were $404,958 for the second quarter in 2019, as compared to $353,682 for the second quarter of 2018, an increase of $51,276 (14%). The increase was largely due to additional accounting and consulting support services; option expense for the “2018 Employees Stock Option Plan” and the “2018 Officers, Directors, Employees and Consultants Nonqualified Stock Option Plan”.

Operating Loss.  The Company's operating loss for the three months ended June 30, 2019 was $455,039, which was $100,900 (28%) higher than the operating loss of $354,139 for the same period in 2018, mostly due to the SG&A expense increase constituted by additional accounting and consulting support services; option expense for the 2018 Employees Stock Option Plan and the 2018 Officers, Directors, Employees and Consultants Nonqualified Stock Option Plan.  (Stock Option Plan expenses are non-cash requiring expenses.)

Interest Expense.  For the three months ended June 30, 2019, interest expense was $1,010, as compared to $973 for the three months ended June 30, 2018. The interest expense recognized in the three months ended June 30, 2019 is primarily due to accrued interest for convertible debt notes.  For the three months ended June 30, 2019, the Company has interest income of $2,532, resulting a net interest income of $1,522.

Net Loss. Net loss attributable to common shareholders was $453,517 for the second quarter of 2019, which was $121,718 (37%) more than the net loss of $331,799 for the same period in 2018. This increase was mainly due to augmented selling, general and administrative expenses in 2019.

Results of Operations for the Six Months Ended June 30, 2019 and 2018:

Revenues.  The total revenue recognized from the sale of nutraceuticals was $4,682 through June 30, 2019, as compared to $56,840 for the first six months of 2018, a decrease of $52,158 or 92%.  Additionally, there were no sales of surgical products whereas the same period in 2018 showed revenue of $2,053.

Cost of Revenues.  Cost of sales for the six months ended June 30, 2019 was $3,281. For the six months ended June 30, 2018, the cost of sales was $44,046.  The decrease in cost of sales for 2019 as compared to 2018 for the six month period was $40,765, or 93%.  Gross profit for six months ended June 30, 2019 was $1,401 against $12,794 for the six months ended June 30, 2018, a decrease of $11,393 or 89%.

Research and Development Expenses.  There was an increase in R&D activity for the six months ended June 30, 2019, of $52,510 whereas there were no expenditures recognized in the first six months ended June 30, 2018.  An increase in R&D expenditures is anticipated with the roll-out of ABI’s core technology and other new technologies.  Most of the R&D activity is anticipated to occur in the Asian markets generated through AMARILLO BIOSCIENCES, INC’s. TAIWAN BRANCH (美商康華全球生技股份有限公司 台灣分公司).

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $794,493 were incurred for the first six months of 2019, compared to $552,991 for the first six months of 2018, an increase of $241,502 (44%).  The 2019 increase was due in large part to increases in line items used to grant, record, track, and expense stock compensation and the qualified and non-qualified option programs.  Some of the expense increases of 2019 over 2018 include:  (1) travel, meals-entertainment, $30,060 against $12,576; (2) professional fees – accounting, $74,103 against $25,240; (3) Other professional Fees, $98,501 versus $70,588; and (4) rent, $29,280 against $11,827.  There were also several areas where the expenses showed either minor increases or even decreases for the 2019 – 2018 comparative period.  These expense items included:  (1) salaries, $225,457 versus $215,416, an increase of $10,041 (5%); (2) D&O Liability Insurance, $26,289 versus $24,831 an increase of $1,458 (6%); (3) Group (Health) Insurance, $5,677 versus $17,057, a decrease of $11,380 (67%); and (4) Transfer Agent Fees, $6,989 versus $6,905, an increase of $84 (1%).

Operating Loss.  In the six month period ended June 30, 2019, the Company's operating loss was $845,602 compared to an operating loss for the six month period ended June 30, 2018 of $540,197, a $305,405 (57%) increase.  The increased selling, general, and administrative expense increases along with minimal sales in 2019 was a major factor in the operating loss increase.  However, major portion of the expense increases continue to be driven by expanded international operations and activities.

Interest Expense, net.  During the six month period ended June 30, 2019, there was an interest income of $2,532 versus $0 for the same period of 2018. Management capitalized on cash management opportunities.  The interest expense was $1,895 for the six month ended June 30, 2019, compared to $2,353 for the six month period ended June 30, 2018, a decrease of $458 (19%).  The reduced interest expense for the six month 2019 period is mostly due to debt reduction of Dr. Stephen Chen’s loans to the Company by partial repayments of the debt as well as Dr. Chen’s conversion of debt to equity.

Net Loss. The Net Loss for the first half of 2019, increased to $844,965 from $524,229 in 2018, an increase of $320,736 (61%) for the period.  The major constituents to the increase in net loss are the decrease in revenue in the first six months of 2019 and the increase in expenses as discussed above for that period.

Liquidity Needs. At June 30, 2019, we had available cash of $723,441 whereas we had a cash position of $1,275,654 as of December 31, 2018.  The Company had working capital of $92,635 at the end of June 30, 2019.  At December 31, 2018, the working capital was $569,613.  Historically the burn rate has been between $65,000 and $75,000 per month.  It is difficult to estimate the burn rate at this point insomuch as foreign operations have increased and new budgets are being developed for escalations in R&D spending and foreign operations.  One of the Company’s main goals is to return to the status of a going concern by having reduced operating losses and subsequently becoming profitable.  As indicated throughout this document,  two other major goals of ABI are to (1) leverage the core technology, low-dose oral interferon, and (2) diversify Company operations to incorporate additional lines of business which will extend the reach of ABI into additional economic sectors such as biotech / bio-pharmaceutical / health care products and life sciences business.  Current investors and potential new investors have indicated the willingness to assist in future financing of operations as ABI seeks to monetize its existing (and newly developed) intellectual property. ABI estimates its financing needs to be between $5,000,000 and $6,000,000 to support our core technology, which is included in the Pharmaceutical Division, and instituting new revenue streams with the Medical Division and the Consumer Products Division.  The Company has also instituted a new corporate division, the Business Development Division dedicated to finding and developing new customers, markets, distribution channels, strategic partners, joint ventures, and other growth and expansion vehicles and opportunities.

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

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures

At the end of the period covered by the Annual Report on Form 10-K for the fiscal year ended  December 31, 2018, and this Form 10-Q Quarterly Report for the quarter ending June 30, 2019, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by the Annual Report and Quarterly Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes to Internal Controls and Procedures over Financial Reporting

In an effort to augment internal financial controls and reporting, the Company recently engaged a managerial accounting services provider to begin the oversight and internal management of Company accounting processes and financial reporting.

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

Use of the proceeds from the offering included research and development projects, selling, general, and administration expenses, capital expenditures, compensation expenses, and repayment of convertible debt.

ITEM 3.	Defaults Upon Senior Securities.
None

ITEM 4.	Mine Safety Disclosures.
Not applicable

ITEM.5.	Other Information.
None

ITEM 6.	Exhibits.
None

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMARILLO BIOSCIENCES, INC.
Date: August 9, 2019	By: /s/ Stephen T. Chen Stephen T. Chen, Chairman of the Board, Chief Executive Officer and Chief Financial Officer