Form 10-Q
period 2019-09-30
AMARILLO BIOSCIENCES INC
filed 2019-11-13
CIK 1014763

+
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended September 30, 2019
 Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                       For the transition period from ____to___     Commission File No. 0-20791

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
40,216,351 shares of common stock, par value $0.01 per share, outstanding as of:   September 30, 2019

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Consolidated Balance Sheets
(Unaudited)
	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$482,772	$1,276,654
Accounts Receivable	4,196
Inventory	6,363	-
Prepaid expense and other current assets	58,476	26,580
Total current assets	551,807	1,303,234
Patents, net	138,122	146,456
Property and equipment, net	1,753	14,010
Total assets	$691,682	$1,463,700

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$179,847	$115,313
Advances from investors	56,225	104,952
Convertible notes payable – related party	376,526	513,356
Total current liabilities	612,598	733,621
Total liabilities	612,598	733,621

Stockholders' Equity
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000,
Issued and outstanding shares – 0 at September 30, 2019 and December 31, 2018	-	-
Common stock, $0.01 par value:
Authorized shares - 100,000,000,
Issued and outstanding shares –40,216,351 and 39,117,524 at September 30, 2019 and December 31, 2018, respectively	402,164	391,175
Additional paid-in capital	4,076,434	3,527,238
Accumulated deficit	(4,399,514)	(3,188,334)
Total stockholders’ equity	79,084	730,079
Total liabilities and stockholders’ equity	$691,682	$1,463,700

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018

Revenues	$4,786	$14,908	$9,468	$71,748
Cost of revenues	(3,368)	(16,791)	(6,649)	(60,837)
Gross margin	1,418	(1,883)	2,819	10,911

Operating expenses:
Research and development expenses	-	-	52,510	-
Selling, general and administrative expenses	366,824	306,965	1,161,317	859,956
Total operating expenses	(366,824)	(306,965)	(1,213,827)	(859,956)

Operating income (loss)	(365,406)	(308,848)	(1,211,008)	(849,045)

Other income (expense)
Interest expense, net	(809)	(1,191)	(172)	(3,544)
Net income (loss)	(366,215)	(310,039)	(1,211,180)	(852,589)

Basic and diluted net loss per average share available to common shareholders	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding – basic and diluted	40,156,334	35,199,804	39,684,743	34,715,330

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the nine months ended September 30, 2019 and 2018 (Unaudited)
	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance December 31, 2018	-	$-	39,117,524	$391,175	$3,527,238	$(3,188,334)	$730,079
Issuance of stock for compensation	-	-	231,675	2,317	67,183	-	69,500
Issuance of stock for cash	-	-	315,000	3,150	70,600	-	73,750
Issuance of stock for debt	-	-	552,152	5,522	94,478	-	100,000
Warrant expense	-	-	-	-	28,488	-	28,488
Option expense	-	-	-	-	288,447	-	288,447
Net loss	-	-	-	-	-	(1,211,180)	(1,211,180)
Balance September 30, 2019	-	$-	40,216,351	$402,164	$4,076,434	$(4,399,514)	$79,084

Balance December 31, 2017	-	$-	23,156,563	$231,565	$2,123,205	$(1,883,975)	$(470,795)
Reversal of dividends on preferred stock	-	-	-	-	-	34,277	34,277
Issuance of stock for compensation	-	-	333,232	3,332	73,918	-	77,250
Issuance of stock for subscription	-	-	8,579,061	85,792	(85,792)	-	-
Issuance of stock for cash	-	-	3,740,973	37,410	683,624	-	721,034
Issuance of stock for debt	-	-	950,000	9,500	168,625	-	178,125
Acquisition of voting interest of ACTS	-	-	539,447	5,394	146,907	-	152,301
Warrant expense	-	-	-	-	18,269	-	18,269
Option expense	-	-	-	-	10,277	-	10,277

Net loss	-	-	-	-	-	(852,589)	(852,589)
Balance September 30, 2018	-	$-	37,299,276	$372,993	$3,139,033	$(2,702,287)	$809,739

See accompanying notes to the financial statements.

Amarillo Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2019	2018

Net cash used in operating activities	$(779,339)	$(697,341)

Cash flows from investing activities
Acquisition of AEI	-	63,414
Investment in equipment	(1,638)	(4,913)
Investment in patents	(405)	(2,858)
Net cash provided by (used in) investing activities	(2,043)	55,643

Cash flows from financing activities
Payments on convertible notes	(37,500)	(195,000)
Proceeds from private placement offering	25,000	-
Net cash used in financing activities	(12,500)	(195,000)

Net change in cash	(793,882)	(836,698)
Cash and cash equivalents at beginning of period	1,276,654	1,980,015
Cash and cash equivalents at end of period	$482,772	$1,143,317
Supplemental Cash Flow Information
Cash paid for interest	$727	$-
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Stock issued for accrued liabilities	$93,250	77,250
Stock issued for advances from investors	$25,000	$721,033
Conversion of debt to common stock	$100,000	$178,125
Reversal of previously accrued dividend	$-	$34,277

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.
Organization and Business. Amarillo Biosciences, Inc. (the "Company" or "ABI"), is a diversified healthcare company engaged in the discovery and development of novel biopharmaceuticals, technologically, innovative medical treatments, and specialty consumer products. ABI is a Texas corporation which was formed in 1984. ABI primarily operates through three divisions:  Pharmaceutical, Medical and Consumer.  The Pharmaceutical division leverages our data library by applying the Company's experience in the research and use of low-dose oral interferon (IFN) for the treatment of neoplastic, viral, and fibrotic diseases. ABI seeks to engage in IFN patent licensing and commercialization opportunities with global partners. The Medical division is focused on developing technology to treat metabolism related diseases such as Type 1 and Type 2 diabetes in Asia, in addition to licensed distribution of professional medical care products.  The Consumer division licenses and distributes a range of nutraceutical and food supplement products.  ABI currently has offices in the United States and Taiwan.  ABI operates in Taiwan under the name AMARILLO BIOSCIENCES, INC. TAIWAN BRANCH (美商康華全球生技股份有限公司 台灣分公司).

2.
Basis of presentation. The accompanying consolidated financial statements, which should be read in conjunction with the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on April 16, 2019, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months and three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

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

4.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On September 30, 2019, a total of 48,177,624 shares of common stock were either issued (40,216,351), reserved for conversion of convertible debt to stock (2,078,726), issuance to two Company officers as compensation (147,095), one Company employee (6,315), held for future issue to prepaid private placement investments (300,000), held for future compensation issue to a consultant (31,520), or held for future exercise of nonqualified options (3,995,000), qualified stock options (950,000), and warrants (452,617). The 300,000 share reservation was generated by the receipt of $56,225 for investment in Private Placement Offering 2016-2 in November 2017.  The Executed Private Placement Memorandum and Subscription documents were received on July 1, 2019.  The shares have not yet been issued.

In February 2019, the Company issued 200,000 shares of common stock at $0.25 per share to a private placement investor through the 2016-3 Private Placement Offering.  Also in February 2019, the Company issued 24,000 shares of common stock as payment for the fourth quarter 2018 stock compensation grant for a consultant.  On February 26, 2019, the Company issued 100,000 shares to Dr. Stephen T. Chen, Chairman, CEO, President, and CFO (Stephen T. Chen et al Trust), and 12,000 shares to Bernard Cohen, Vice President; both distributions were compensation.  On March 26, 2019, the Company issued 115,000 shares of common stock at $0.25 per share representing aggregate payment of a finder’s fee in the amount of $28,750.

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

On July 10, 2019, the Company issued 533,333 Common shares at $.1875 per share pursuant to a private transaction.  Also on July 10, 2019, the Company issued 18,819 shares at $.1680 per share to Dr. Stephen T. Chen, Chairman, CEO, President, and CFO (Stephen T. Chen et al Trust).

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

5.
Convertible Notes Payable – Related Party. As of December 31, 2018, the amount of convertible debt on the Company’s balance sheet was $513,356.  This amount consisted of the following convertible promissory notes payable to Dr. Stephen T. Chen, Chairman, CEO, CFO, and President, as shown in the table below.

	September 30, 2019	December 31, 2018
Convertible Note payable – related party	$114,026	$144,426
Convertible Note payable – related party	262,500	262,500
Convertible Note payable – related party	-	106,430
Convertible Notes payable – related party	$376,526	$513,356

On January 30, 2019, Dr. Chen demanded a partial repayment in the amount of $37,500.  The repayment reduced the outstanding balance of a convertible promissory note from $106,430 to $68,930.

On July 1, 2019, Dr. Chen notified the Company of his intent to convert the remaining principal balance and accrued interest, $69,600, of the promissory note dated June 30, 2016, to ABI Common Voting Shares at a conversion price of $.1875.  On July 10, 2019, 371,200 ABI shares were issued in full and final satisfaction of the aforementioned promissory note referred to as Note #3.  On July 1, 2019, Dr. Chen also notified ABI of his intent to convert $30,400 into Company shares at a price of $.168 per share.  The conversion was applied to the principal and accrued interest on the promissory note dated January 11, 2016, reducing the balance of the note from $144,426 to $114,026.  On July 10, 2019, 180,952 ABI shares were issued.  As of September 30, 2019, the outstanding balance of convertible promissory notes was $376,526.

Other Related Party Transactions. Other than the aforementioned common stock and convertible notes activity, there were no related party transactions that occurred during the period from January 1, 2019 to September 30, 2019.

6.	Subsequent Events
No events have occurred subsequent to the balance sheet date through the date of this filing.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview. ABI is engaged in developing biologics for the treatment of human and animal diseases. One area of focus is research aimed at the treatment of human disease indications, particularly influenza, hepatitis C, thrombocytopenia, and other indications using natural human interferon alpha that is administered in a proprietary low dose oral form lozenge.

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

In addition to pharmaceutical IFN applications, ABI is working to expand its diversified healthcare business portfolio in order to generate new revenue streams. An integral facet of the Company’s strategic plan is to create multiple revenue streams by implementing various medical therapeutics and healthcare product programs (including but not limited to in-licensing). The Medical Division and Consumer Products Division facilitate the enhancement of those revenue streams. These programs will be the catalyst which allows ABI to enter markets in Taiwan, Hong Kong, China, and other Asian countries for the distribution of these new medical and healthcare products.

Diabetes is a global epidemic. Diabetic complications such as retinopathy which is a leading cause of blindness, peripheral neuropathies which contribute to delayed wound healing and amputations, and nephropathy which can necessitate dialysis and kidney transplant, are catastrophic both to quality of life and cost of care.  Presently, Type-2 diabetes is treated as a chronic progressive disease with increases in both number and dose of drugs seen across a patient’s lifetime. Generally one or more oral hypoglycemic drugs are used for months or years until a combination of short and long-acting insulin is required to keep the patient’s blood glucose within normal limits. Unfortunately, once a patient’s pancreas is exhausted and they are finally forced to go on insulin, they require insulin for the rest of their lives. And even more unfortunate is that even with fairly well-controlled blood glucose levels, diabetics will face one or more undesirable complications with poor outcomes from cardiovascular, eye, nerve, or kidney disease secondary to their diabetes. This unsuccessful model of diabetes care is not satisfactory.

ABI has been developing pulsatile insulin infusion therapy in Taiwan that consists of delivering insulin intravenously by pump in pulses, as opposed to the typical subcutaneous route of administration, in order to more closely imitate how the pancreas secretes insulin in healthy non-diabetics. Our Medical Division is developing medical equipment for pulsatile insulin infusion and plans to be able to offer innovative and comprehensive diabetes treatment that provides solutions to all stages of diabetes. The Company will target Taiwan and Hong Kong first, then subsequently plans to open clinics in China within 3 years.

ABI is also a licensed distributor of TissueAid™ biodegradable wound closure products in Taiwan.  ABI became the official distributor of TissueAid™ for the Taiwan market in the fourth quarter of 2017.

The Consumer Division currently offers a unique proprietary liposomal delivery system for nutraceuticals and food supplements including Vitamin C, Glutathione, CoQ10, Curcumin/Resveratrol, DHA, and a Multi-Vitamin.

ABI maintains a representative branch office in Taiwan – Amarillo Biosciences, Inc. (Taiwan Branch) (美商康華全球生技股份有限公司 台灣分公司) (“ABI Taiwan”) to increase the Company's presence in Taiwan and serve as an operational hub to access growing Asian markets.

Results of Operations for Three Months Ended September 30, 2019 and 2018:

Revenues.  ABI reported revenue of $4,786 for the quarter ended September 30, 2019, mostly from sales of liposomal nutraceuticals.  Revenue for the same period in 2018 was $14,908.  The cost of sales for the third quarter of 2019 was $3,368 as compared to $16,791 for cost of sales in the same quarter of 2018.  The gross margin for the quarter ended September 30, 2019 was $1,418 as compared to $(1,883) for the same period in 2018.

Research and Development Expenses.  There were no R&D related expenses during the three months ended September 30, 2019 as compared to $0 for the same period in 2018.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $366,824 for the third quarter in 2019, as compared to $306,965 for the third quarter of 2018, an increase of $59,859 (19.8%). The increase was attributed to additional consulting support services related to streamlining back office accounting operations as well as business development.

Operating Loss.  The Company's operating loss for the three months ended September 30, 2019 was $365,406, which was $57,976 (18.7%) higher than the operating loss of $308,848 for the same period in 2018, mostly due to SG&A expense increase.

Interest Expense.  For the three months ended September 30, 2019, net interest expense was $809, as compared to interest expense of $1,191 for the three months ended September 30, 2018.

Net Loss. Net loss attributable to common shareholders was $366,215 for the third quarter of 2019, which was $56,176 (18.1%) more than the net loss of $310,039 for the same period in 2018. This increase was mainly due to augmented selling, general and administrative expenses for the quarter.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018:

Revenues.  The total revenue recognized primarily from the sale of nutraceuticals was $9,468 through September 30, 2019, as compared to $71,748 for the first nine months of 2018, a decrease of $62,280 or 86.8%.

Cost of Revenues.  Cost of sales for the nine months ended September 30, 2019 was $6,649. For the nine months ended September 30, 2018, the cost of sales was $60,837.  The decrease in cost of sales for 2019 as compared to 2018 for the nine month period was $54,188, or 89.0%.  Gross profit for nine months ended September 30, 2019 was $2,819 against $10,911 for the nine months ended September 30, 2018, a decrease of $8,092 or 74.1%.

Research and Development Expenses.  There was an increase in R&D activity for the nine months ended September 30, 2019, of $52,510 whereas there were no expenditures recognized in the first nine months ended September 30, 2018.  An increase in R&D expenditures is anticipated with the roll-out of ABI’s core technology and other new technologies of which most of the R&D activity is anticipated to occur in the Asian markets generated through AMARILLO BIOSCIENCES, INC’s TAIWAN BRANCH (美商康華全球生技股份有限公司 台灣分公司).

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $1,161,317 were incurred for the first nine months of 2019, compared to $859,956 for the first nine months of 2018, an increase of $301,361 (35.4%).

Operating Loss.  In the nine month period ended September 30, 2019, the Company's operating loss was $1,213,827 compared to an operating loss for the nine month period ended September 30, 2018 of $849,045, a $364,782 (42.9%) increase. The increased selling, general, and administrative expense increases along with minimal sales in 2019 was a major factor in the operating loss increase.  However, major portion of the expense increases continue to be driven by expanded international operations and activities.

Interest Expense, net.  During the nine month period ended September 30, 2019, there was net  interest expense of $172 versus interest expense of $3,544 for the same period of 2018.

Net Loss. The Net Loss for the first three quarters of 2019, increased to $1,211,180 from $852,589 in 2018, an increase of $358,591 (42.0%) for the period.

Liquidity Needs. At September 30, 2019, we had available cash of $482,772 whereas we had a cash position of $1,276,654 as of December 31, 2018.  Historically the burn rate has been between $65,000 and $75,000 per month.  It is difficult to estimate the burn rate at this point insomuch as foreign operations have increased and new budgets are being developed for escalations in R&D spending and foreign operations. One of the Company’s main goals is to return to the status of a going concern by having reduced operating losses and subsequently becoming profitable.  As indicated throughout this document, the major goals of ABI are to (1) leverage its core technology, low-dose oral interferon, and (2) incorporate additional lines of business to generate multiple revenue streams.  Some current investors and potential new investors have indicated the willingness to assist in future financing of operations as ABI seeks to commercialize its existing and newly developed intellectual property.  ABI estimates financing needs to be between $5,000,000 and $6,000,000 to support commercialization activities over the next three years.  In order to conserve capital where it is best utilized, effective on September 1, 2019 the Company enacted a salary reduction for all of its employees until which time sufficient capital funds are secured from investors.

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

Disclosure Controls and Procedures

At the end of the period covered by the Annual Report on Form 10-K for the fiscal year ended  December 31, 2018, and this Form 10-Q Quarterly Report for the quarter ending September 30, 2019, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by the Annual Report and Quarterly Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceeds.

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

ITEM 3.	Defaults Upon Senior Securities.
None

ITEM 4.	Mine Safety Disclosures.
Not applicable

ITEM.5.	Other Information.
None

ITEM 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1
Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Chief Executive Officer (Principal Executive Officer), as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. ⸹1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMARILLO BIOSCIENCES, INC.
Date: November 13, 2019	By: /s/ Stephen T. Chen Stephen T. Chen, Chairman of the Board, Chief Executive Officer and Chief Financial Officer