Form 10-K
period 2019-12-31
AMARILLO BIOSCIENCES INC
filed 2020-03-30
CIK 1014763

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the Fiscal Year Ended December 31, 2019

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] Commission File Number 0-20791

AMARILLO BIOSCIENCES, INC. (Exact name of Registrant as specified in its charter)

Texas (State of other jurisdiction of incorporation or organization)	75-1974352 (I.R.S. Employer Identification No.)

4134 Business Park Drive, Amarillo, Texas (Address of principal executive offices)	79110-4225 (Zip Code)

Issuer’s telephone number, including area code:	(806) 376-1741

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.01

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☑ No

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☑ No

As of December 31, 2019, there were issued and outstanding 40,516,351 shares of the registrant’s common stock, par value $0.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of 30,463,139 shares of common stock held by non-affiliates of the registrant (based on the closing price of $0.30 for the common stock on the OTC BB.AMAR December 31, 2019) was approximately $9,138,942. Shares of common stock held by officers, directors and each shareholder owning ten percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares of the Registrant’s common stock issued and outstanding as of March 30, 2020 was 40,516,351.

PART I

The following contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in “Management’s 2020 Plan of Operations” as well as those discussed elsewhere in this Form 10-K. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

ITEM 1.	BUSINESS.

General

Amarillo Biosciences, Inc. (the "Company” or “ABI”) is a Texas corporation formed in 1984 engaged in developing biologics for the treatment of human and animal diseases. Our current focus is research aimed at the treatment of human disease indications, particularly influenza, hepatitis C, thrombocytopenia, and other indications using natural human interferon alpha that is administered in a proprietary low dose oral form. In addition to its core technology ABI is working to expand the Company’s current focus into a diversified healthcare business portfolio in order to generate new revenue streams.

ABI currently owns or licenses five issued patents, four in the U.S., and one in Taiwan, of which four patents are related to the low-dose oral delivery of interferon and one patent is associated with a dietary supplement, Maxisal®.  In our history, we have completed more than 100 pre-clinical (animal) and human studies on the safety and efficacy of low-dose orally administered interferon, including two phase 3 clinical trials.

Current Status

The Company primarily operates three business units: the Medical, Pharmaceutical, and Consumer Product Divisions. Historically, the Company has focused on R&D involving low-dose, orally administered lozenges containing the natural immune system activator interferon-alpha as a treatment for a variety of conditions. ABI has a library of almost thirty years of scientific and clinical data on the human and animal applications of low-dose oral interferon. Through the Pharmaceutical Division, ABI seeks to out-license or leverage in other ways its core technology by forming partnerships to develop current and new discoveries and commercialize the resulting products.

An integral part of the company’s operating strategy is to create multiple revenue streams through the implementation of programs (including but not limited to in-licensing) of medical and healthcare products and processes. The Medical Division and Consumer Products Division facilitate the enhancement of these revenue streams. These programs will be the catalysts that allow ABI to enter markets in Taiwan, Hong Kong, China, and other Asian countries for the distribution of these new medical and healthcare products.

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

Over the past three years the Company has focused its research efforts towards the development of a novel pulsatile insulin infusion therapy in Taiwan that consists of delivering insulin intravenously by pump in pulses, as opposed to the typical subcutaneous route of administration, in order to more closely imitate how the pancreas secretes insulin in healthy non-diabetics.

When the liver receives insulin in discreet pulses, it appears to be better able to regulate blood glucose levels. Patients suffering from peripheral neuropathies have reported less numbness and pain after receiving pulsatile insulin infusion treatments for several weeks or months. Pulsatile-insulin treatments given once or twice a week for a number of months show promise in lessening the incidence and severity of microvascular complications of diabetes such as retinopathy, neuropathy, and nephropathy. In addition, certain endpoints such as reduction of patient medications and avoidance of worsening kidney function leading to kidney dialysis can be achieved. ABI’s Medical Division has completed development of a proprietary insulin infusion pump dedicated for administering its pulsatile insulin therapy and is currently in the process of obtaining patents and related medical device classifications, including 510k FDA clearance.

ABI plans to soon be able to offer innovative and comprehensive diabetes treatment that provides solutions to all stages of diabetes from pre-diabetes through late-stage diabetes with advanced complications. We plan to target Taiwan first as a base R&D and demonstration platform in Greater China, with plans to open clinics in China within three years. Within the Medical division, ABI is also a licensed distributor of TissueAid™ biodegradable wound closure products in Taiwan. ABI became the official distributor of TissueAid™ for the Taiwan market in the fourth quarter of 2017. The TissueAid™ product is developed by the first and only medical material research company for wound care, GJ Biotech Co Ltd. This distributorship provides momentum to enter next level for ABI.

The global market of tissue adhesives is $800 million and has an annual growth of 11%. Since the current market in Taiwan has yet to previously use this product, there is great room for growth.

The Consumer Product Division is presently working on multiple endeavors including a unique proprietary liposomal delivery system for nutraceuticals and food supplements including Vitamin C, Glutathione, CoQ10, Curcumin/Resveratrol, DHA, and a Multi-Vitamin. ABI also has a dietary supplement product, Maxisal® that is useful in the symptomatic relief of dry mouth.

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

Governmental or FDA approval is required for low-dose oral interferon.  Our progress toward approval is discussed under each specific indication, below. We believe that our technology is sound and can be commercialized for various indications. Due to occurrences in the interferon supply market over the past several years, we have been unsuccessful at such commercialization to date. However, with the recent novel coronavirus incident seemingly originating from Wuhan and the China government health authorities recommended use of anti-AIDS drugs and interferon, the Company believes this could bring renewed attention in the importance of incorporating low dose interferon to combat various anti-viral indications. In light of the circumstances in China, ABI is uniquely positioned to potentially develop safe, low-dose interferon applications in the country with its China partner, Xiamen Weiyang Pharmaceutical Co., Ltd.

Interferon Supply

The Company’s long-time human interferon producer is no longer manufacturing interferon. Plans for further clinical trials and commercialization of a low-dose interferon product have been placed on hold until a new cGMP source of interferon is found. ABI is actively seeking a new manufacturing partner and exploring sourcing options with pharmaceutical companies that have a supply of either recombinant interferon or natural human interferon made in a similar manner, but from a different cell line as our previous product.

Procuring a new source of interferon may require some studies demonstrating comparability and further clinical trials will have to be performed. The Company will be able to use optimized protocols from its thirty years of experience in conducting trials with natural human interferon. Rather than having to start from a greenfield development stage, the Company will be able to leverage its history, past results, and data library to target the most appropriate disease states with the best dosage regimens and minimize the time wasted by trial-and-error searching prevalent in pharmaceutical research.

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

Patents and Proprietary Rights

Since inception, the Company has worked to build an extensive patent portfolio for low-dose orally administered interferon. This portfolio consists of patents with claims that encompass method of use or treatment, and/or composition of matter and manufacturing. As listed below, the Company presently owns or licenses five issued patents.

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

Cost of Compliance with Environmental Regulations

The Company incurred no costs to comply with environment regulations in 2019.

Competition

The pharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition. ABI believes that our ability to compete will be dependent in large part upon our ability to successfully operate business lines, continue recapitalization, and steadily enhance and improve our core technology products. In order to do so, we must effectively utilize and expand our research and development capabilities and, once developed, quickly convert new technology into products and processes, which can then be commercialized. Competition is based primarily on scientific and technological superiority, technical support, availability of patent protection, access to adequate capital, the ability to develop, acquire and market products and processes successfully, the ability to obtain governmental approvals and the ability to serve the particular needs of commercial customers. Corporations and institutions with greater resources therefore, have a significant competitive advantage.

Our potential competitors include entities that develop and produce therapeutic agents and/or medical devices for treatment of human and animal disease. These include numerous public and private academic and research organizations and pharmaceutical and biotechnology companies pursuing production of, among other things, biologics from cell cultures, genetically engineered drugs and natural and chemically synthesized drugs. Many of these potential competitors have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources. Competitors may succeed in developing products or processes that are more effective or less costly or that gain regulatory approval prior to our products. ABI expects that the number of competitors and potential competitors will increase as more anti-viral and cytotoxic products receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these competitors may be more successful in manufacturing, marketing and distributing its products. However, upon securing a new source of interferon, ABI’s intellectual property and clinical trials experience with low-dose oral human interferon-alpha, its efficacy for a broad array of disease states, and its strong safety record, will continue to give the Company a fundamental edge in the anti-viral and cytotoxic therapeutics markets.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. ABI may choose to seek approval for a product satisfying the definition of an Orphan Drug if that product can be used to treat such an indication. Orphan drug designation does not convey any advantage in or shorten the duration or rigidity of the regulatory review and approval process.

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

Research and Development

During the year ended December 31, 2019, the Company incurred $52,510 in direct expenses towards research, development and IP protection related activities associated entirely with the development of a proprietary pulsatile insulin treatment. Other than corporate administrative and professional accounting fees related to maintaining public listing requirements, a significant portion, if not all, of the Company’s Selling, General & Administrative expenses were also allocated towards the research and development of ABI’s proprietary pulsatile insulin treatment.

Employees

The Company currently has two full-time employees and two part-time employees. Of these four employees, two are executive officers and two work in administrative capacities. Non-employee Consultants in business and research development are also engaged as needed.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot leased facility. The lease term, which is a semi-annual renewal, begins on January 1 of the calendar year and expires on June 30 of the calendar year. The lease automatically renews on July 1 of the calendar year if termination notice is not given to lessor.  The rent in effect on December 31, 2019 was $1,200 per month.  The renewed lease for the period January 1, 2020, through June 30, 2020, has a rent cost of $1,265 per month.  The monthly lease for a similar size office in Taiwan was $2,548 per month or $30,579 annually for a twelve-month lease.

ITEM 3.	LEGAL PROCEEDINGS.

There are currently no legal proceedings involving the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

The shareholders have authorized 100,000,000 shares of voting common shares for issuance. On December 31, 2019, a total of 48,673,437 shares of common stock were either issued (40,516,351), reserved for conversion of convertible debt to stock (2,350,949), reserved for issuance to an investor (400,000), issuance to two Company officers as compensation (238,997), one Company employee (6,309), held for future compensation issue to a consultant (51,214), held for future exercise of stock options (4,657,000)1 and warrants (452,617).

On February 19, 2019, 200,000 shares were issued at the price of $0.25 per share for the investment of $50,000 in the Company’s 2016-3 Private Placement Offering.

On February 26, 2019, Stephen T. Chen, CEO, and Bernard Cohen, VP, received 100,000 shares of common stock and 12,000 shares of common stock, respectively, as payment of fourth quarter 2018 stock compensation totaling $28,000.  The stock was issued, pursuant to the Board of Directors resolution of March 27, 2018, at a price of $0.25 per share.

On February 26, 2019, 24,000 common shares were issued to a Company consultant at $0.25 per share as part of the engagement contract for services for the fourth quarter of fiscal year 2018. The total amount of the stock was $6,000.

On March 26, 2019, 115,000 common shares were issued at $0.25 per share for payment of aggregate finders' fees in the amount of $28,750.

On April 26, 2019, Dr. Stephen T. Chen, Ph.D., CEO, received 67,377 shares at $0.3711 per share as compensation in the amount of $25,000 for the first quarter of 2019. Also on April 26, 2019, Bernard Cohen, VP, received 8,085 shares at $0.3711 as compensation of $3,000 for the first quarter of 2019 and Dr. Celee Spidel, Medical Liaison, received 4,043 common shares at $0.3711 for compensation of $1,500 for the first quarter of 2019. In addition to the aforementioned employees, the Company issued 16,170 shares of stock to a Company consultant at $0.3711 per share for the designated part of first quarter compensation of $6,000.

On July 10, 2019, Dr. Stephen T. Chen, Ph.D., CEO, converted $68,930 of the promissory note executed by the Company on June 30, 2016 and accrued interest of $670 in to 371,200 shares, at the specified Conversion Price of $0.1875 per share. Also on July 10, 2019, Dr. Chen converted $30,400 of the promissory note executed by the Company on January 30, 2016 in to 180,952 shares, at the specified Conversion Price of $0.1681.

On December 1, 2019, the Company issued 300,000 shares at $0.1875 per share for a $56,250 investment in the 2016-2 Private Placement Offering. The Company received the funds on November 23, 2017, but did not receive the executed subscription documents from the investor until 2019.

1 Of the total options granted (4,657,000), 1,217,375 are vested as of December 31, 2019.

Accrual for 2019 stock compensation and reservation of shares. Stock will be issued in 2020.

Beneficiary	Accrued Compensation Quarter 2	Accrued Compensation Quarter 3	Accrued Compensation Quarter 4	Total Compensation	Total Shares[1]
Dr. Stephen T. Chen	$25,000	$25,000	$25,000	$75,000	213,390
Bernard Cohen	$3,000	$3,000	$3,000	$9,000	25,607
Dr. Celee Spidel	$1,500	$750	-	$2,250	6,309
i2China Mgt., LLC	$6,000	$6,000	$6,000	$18,000	51,214
Total	$35,500	$34,750	$34,000	$104,250	296,520
Price Per Share	$0.3499	$0.4183	$0.3043

1 Total number of shares reserved for the compensation accrued in 2019 and total number of shares to be issued in 2020 for 2019 stock compensation.

On September 15, 2019, the ABI Board of Directors unanimously approved a Consent Resolution enacting the 2019-1 Private Placement Memorandum and Subscription of Non-Distributive Intent (PPM Offering). The offering was approved for the sale of a maximum of 24,000,000 shares to raise an aggregate amount not to exceed $6,000,000. The stated use of proceeds was for commercialization of technologies and application of funds to operating expenses as necessary. The Offering closed on December 17, 2019.

On December 18, 2019, the Company Board of Directors approved and enacted the 2019-2 PPM Offering whereby a maximum of 12,000,000 shares of Common voting stock would be offered at $0.25 per share for aggregate proceeds of $3,000,000. The offering is to be completed within one year from the date of approval. The proceeds are to be used for commercialization of technologies and application to operating expenses as necessary.

On December 31, 2019, the Company received $100,000 from an investor who purchased 400,000 shares of Common stock at $0.25 per share through the 2019-2 Private Placement Offering. The stock will be issued in 2020.

The Company did not pay any dividends to its common stock shareholders in 2019 and has no plans to do so in the immediate future.

Amarillo Biosciences, Inc. uses the services of American Stock Transfer and Trust Company as the Company’s transfer agent.

Preferred Stock

The shareholders have authorized 10,000,000 shares of preferred stock shares for issuance.

No Preferred Equity was outstanding as of December 31, 2019, and none is outstanding as of the Balance Sheet date of this report.

Stock Options and Warrants

On September 26, 2018, the Company’s Board of Directors adopted the Amarillo Biosciences, Inc., 2018 Employee Stock Option Plan (the “2018-ESOP”). The 2018-ESOP provides for the grant of Qualified Incentive Stock Options to the Company’s employees. The Board, in its adoption of the 2018-ESOP, directed the Officers to submit the 2018-ESOP to the shareholders for ratification and approval at the next scheduled shareholders meeting. Failure of the ratification and approval of the 2018-ESOP within one year of the effective date renders the qualified options to become nonqualified options for purposes of the U.S Internal Revenue Code. The 2018-ESOP is administered by the Board of Directors of ABI or by a committee of directors appointed by the Board of Directors of ABI (the “Stock Option Committee”) as constituted from time to time. The maximum number of shares of Common Stock which may be issued under the 2018-ESOP is six million (6,000,000) common stock shares which will be reserved for issuance subject to options.

The option price per share of Common Stock deliverable upon the exercise of an Incentive Stock Option is 100% of the fair market value of a share of Common Stock on the date the Incentive Stock Option is granted. The option price is $0.38 per share and the options are exercisable during a period of ten (10) years from the date of grant, where the options vest 20% annually over five (5) years, commencing one (1) year from date of grant. If an option grantee owns or controls over ten percent (10%) of the outstanding stock, then pursuant to Section 424(d) of the Code, the option price becomes 110% of fair market value, $0.418; the term of exercise becomes five (5) years from ten (10); and the vesting period decreases from five (5) years to four (4) years.

Since approval of the “2018-ESOP” on September 26, 2018 through the date this document was filed, no stockholders meeting has been convened. As a result of the stockholders not having ratified the “2018-ESOP”, the qualified options automatically became non-qualified options on September 26, 2019. All other terms and conditions of the plan remain the same.

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

Equity Compensation Plan Information:

Stock Plans [1]	Issue Date Range			Total Shares Authorized	Shares Issued	Shares Remaining
2008 Stock Incentive Plan	5/23/08	–	10/11/11	600,000	463,420	136,580
Amarillo Biosciences, Inc., 2018 Employee Stock Option Plan[2], 3	9/26/18	–	9/26/28	6,000,000	850,000	5,150,000
Amarillo Biosciences, Inc., 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan[2]	9/26/18	–	9/26/28	20,000,000	3,807,000	16,193,000

1 The Board of Directors has approved all stock, stock option and stock warrant issuances.

2 Details of the option plans are also disclosed in Financial Statements footnote 9, Stock Options and Stock Plans.

3 On September 26, 2019, all Qualified Options became non-qualified options since the 2018-ESOP was not ratified by the stockholders.

Whether qualified or nonqualified, when options are exercised, the ABI Common Stock shares will be issued pursuant to Rule 144A meaning that the shares cannot be traded or otherwise exchanged for a minimum period of six months from issue date.

A summary of option activity for the years ended December 31, 2018 and December 31, 2019 are presented below.

Date	Number of Options [1]Qualified*	Number of Options Nonqualified	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance December 31, 2018	950,000	3,995,000	$0.38	9 -	-
Granted 2019	-	-	-	-
Exercised	-	-	-	-	-
Expired or Forfeited	100,000	188,000	$0.38	-	-
Balance December 31, 2019	850,000	3,807,000	$0.38	8 -

* There is one stock owner over 10% currently holding 500,000 qualified options. The exercise price for this option-holder would be $0.418 with an exercise period of 5 years and a vesting period of 4 years at 25% per year.

1 Insomuch as the plan was not ratified by stockholders, the qualified options became non-qualified on September 26, 2019. These totals remain separated since the two different plans are still in existence.

The Company used the Black-Scholes option pricing model to value the option awards with the following assumptions applied: (1) Volatility – 276%; (2) Term – 5 years was chosen although the full option term is 10 years to be more commensurate with the 5-year vesting portion of the plan; (3) Discount – 2.96%.

As of December 31, 2019, there is $1,308,932 in unrecognized option expense that will be recognized over the next 3.75 years.

Directors, officers, employees and consultants did not exercise any options in 2018 or 2019.

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

No warrants were exercised in 2018 or 2019.

Insurance

As of December 31, 2019, the Company has an outstanding balance of $8,229 for a financing agreement for the periodic payment of Directors & Officers Liability Insurance premium for 2019 – 2020. The terms of the agreement are as follows: Payee – Bank Direct Capital Finance; Effective Date – June 1, 2019; Total Premiums - $54,350; Cash Down Payment - $22,340 (Insurica Insurance Management Network/Amarillo); Amount Financed - $32,010; Annual Percentage Rate – 7.50%; Finance Charge - $907; Total Payments - $32,917; Periodic Payment - $4,115; Number of Payments – 8 (eight); First Payment July 1, 2019.

Convertible Notes Payable and Other Related Party Notes Payable

As of December 31, 2019 and 2018, the amount of convertible debt of the Company’s balance sheet was $444,581 and $513,356, respectively. This amount consisted of the following convertible promissory notes payable to Dr. Stephen T. Chen, Chairman, CEO, President, and CFO as shown in the table below.

	December 31, 2019	December 31, 2018
Convertible Note payable – related party	$114,026	$144,426
Convertible Note payable – related party	262,500	262,500
Convertible Note payable – related party	-	106,430
Convertible Note payable – related party++	39,620	-
Convertible Note payable – related party	12,435	-
Convertible Note payable	16,000	-
Convertible Notes payable	$444,581	$513,356

++The original principal of the note was $72,200. On December 11, 2019, Dr. Chen was paid 1,000,000 NTD from the ABI Taiwan Branch which converted to USD of $32,808 by applying the currency exchange rate of 30.48 for that day. The payment was applied to the outstanding principal balance of Note 3.19 which reduced the principal balance to $39,392. The accrued interest on the Note from September 1, 2019 through December 31, 2019, is $228, which when added to the principal increases the current balance, to $39,620 as of December 31, 2019.

On January 30, 2019, Dr. Chen demanded a partial repayment in the amount of $37,500. The repayment reduced the outstanding balance of a convertible promissory note from $106,430 to $68,930.

On July 1, 2019, Dr. Chen notified the Company of his intent to convert the remaining principal balance and accrued interest, $69,600, of the promissory note dated June 30, 2016, to ABI Common Voting Shares at a conversion price of $0.1875. On July 10, 2019, 371,200 ABI shares were issued in full and final satisfaction of the aforementioned promissory note referred to as Note #3. On July 1, 2019, Dr. Chen also notified ABI of his intent to convert $30,400 into Company shares at a price of $0.168 per share. The conversion was applied to the principal and accrued interest on the promissory note dated January 11, 2016, reducing the balance of the note from $144,426 to $114,026. On July 10, 2019, 180,952 ABI shares were issued.

Beginning September 1, 2019, Dr. Chen elected to defer cash compensation from the Company as well as reimbursement of cash advanced by him on behalf of Amarillo Biosciences, Inc., for travel, entertainment, and various other operating expenses.

A Company consultant, i2China Management Group, LLC, elected to defer fifty percent (50%) of the monthly cash fee for services paid by the Company and take a note payable from Amarillo Biosciences, Inc. for the deferred portion of the fee. The contractual monthly fee is $8,000 and the Consultant agreed to accept $4,000 per month and defer $4,000 per month until the note matures.

On September 1, 2019, the Company issued a new promissory note, Note #3.19, to Dr. Stephen T. Chen, Chairman, CEO, President, and CFO in the amount of $72,200. The Note is payable on September 1, 2020, or on demand and bears interest at the AFR1 short-term rate of 1.85%. The Note may be convertible in whole or in part at a conversion price of $0.25 per share into Amarillo Biosciences, Inc., Common voting stock. All shares issued are to be restricted subject to Rule 144 promulgated under the U.S. Securities Act of 1933. The Company may prepay the Note in whole or in part at any time without penalty.

On September 1, 2019, the Company issued Note #5.19 to i2China Management Group, LLC in the amount of $16,000. The Note is payable on September 1, 2020, or on demand and bears interest at the AFR1 short-term rate of 1.85%. The Note may be convertible in whole or in part at a conversion price of $0.25 per share into Amarillo Biosciences, Inc., Common voting stock. All shares issued are to be restricted subject to Rule 144 promulgated under the U.S. Securities Act of 1933. The Company may prepay the Note in whole or in part at any time without penalty.

On December 1, 2019, the Company issued a new promissory note, Note #4.19, to Dr. Stephen T. Chen, Chairman, CEO, President, and CFO in the amount of $12,436. The Note is payable on December 31, 2020, or on demand and bears interest at the AFR1 short-term rate of 1.61%. The Note may be convertible in whole or in part at a conversion price of $0.25 per share into Amarillo Biosciences, Inc., Common voting stock. All shares issued are to be restricted subject to Rule 144 promulgated under the U.S. Securities Act of 1933. The Company may prepay the Note in whole or in part at any time without penalty.

On December 31, 2019, interest expense was accrued for Note #1 ($216), Note #2 ($430), Note #3.19 ($228), Note #4.19 ($17) and Note#5.19 ($56) totaling $947 for the fourth quarter of 2019.

As of December 31, 2019, the Company has the following Convertible Notes Payable outstanding to Dr. Stephen T. Chen, Chairman, CEO, President, and CFO; and to i2China Management Group LLC $428,354 and $16,000, respectively, totaling $444,582.

Note #.	Date	Payee	Principal Amount	Maturity	Annual Interest AFR[2]	Conversion Price
1	1/11/2016	Stephen T. Chen	$114,026	On Demand	0.75%	$0.1680
2	3/18/2016	Stephen T. Chen	$262,500	On Demand	0.65%	$0.1875
3.19	9/1/2019	Stephen T. Chen**	$39,620	On Demand	1.85%	$0.2500
4.19	12/1/2019	Stephen T. Chen	$12,435	On Demand	1.61%	$0.2500
5.19	9/1/2019	I2China Mgt. Co. LLC	$16,000	On Demand	1.85%	$0.2500
Total Convertible Notes Payable			$444,581

**On December 11, 2019, Dr. Chen was paid 1,000,000 NTD from the ABI Taiwan Branch which converted to USD of $32,808 by applying the currency exchange rate of 30.48 for that day. The payment was applied to the outstanding principal balance of Note 3.19 which reduced the principal balance to $39,392 The accrued interest on the Note from September 1, 2019 through December 31, 2019, is $228, which when added to the principal increases the current balance, to $39,620 as of December 31, 2019.

All of the Notes are unsecured. The Notes are convertible into ABI Common Voting Shares which are issued as restricted stock pursuant to SEC Rule 144. The shares must be held for a minimum of six (6) months before they can be sold or otherwise traded. Other restrictions might apply.

Other Related Party Transactions

Other than the aforementioned common stock and convertible notes activity, there were no related party transactions that occurred during the period from January 1, 2019 to December 31, 2019.

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

2 Short Term Applicable Federal Rate

The Company’s goal is to expand the reach of its research, development, and marketing of biopharmaceutical, biotechnical, health and life science related products and services. ABI will continue to leverage its core technology going forward by using its thirty-five years of scientific and clinical data to establish low dose interferon-alpha lozenges as a therapeutic agent for conditions such as influenza, hepatitis C, and various causes of thrombocytopenia just to name a few. The Company is committed to expanding its business operations to encompass a wide variety of licensing, partnerships, and development opportunities in the aforementioned sectors. This commitment extends not only to the U.S., but to Greater China and other Asian countries.

Company Management and Employees. On December 31, 2019, ABI had four employees, five directors, and three consultants. Presently, ABI has four employees, five directors, and five consultants. The employees include the following persons:

Stephen T. Chen:

Chairman, Chief Executive Officer (CEO), President and Chief Operating Officer (COO), and Chief Financial Officer (CFO). Dr. Chen was named Chairman of the Board in February 2012, and he has been a director of the Company since February 1996. He currently executes the management functions as not only Chairman, but as CEO, President, COO, and CFO. He has been President and Chief Executive Officer of STC International, Inc., a health care investment firm, since May 1992. Dr. Chen has over thirty years of international business experience, including an extensive background in pharmaceutical product acquisition and licensing, development of joint venture agreements, execution of business strategy, and leadership of start-up companies in the pharmaceutical, biotechnology and nutraceutical industries. Dr. Chen has held executive positions in R&D and business development at several major pharmaceutical companies, including Burroughs Wellcome (presently GlaxoSmithKline), Miles Pharmaceuticals (presently Bayer), ICI America (presently AstraZeneca), and Ciba-Geigy (presently Novartis). He received a Ph.D. in Industrial & Physical Pharmacy from Purdue University in 1977.

Bernard Cohen:

Vice President - Administration (VP-Admin). Mr. Cohen holds BBA and MPA degrees from West Texas A&M University. He is a long time Amarillo resident with over thirty years of management experience. Mr. Cohen has been with ABI since October 2009. Mr. Cohen works with Ms. Shelton, providing the reporting necessary for ABI’s various SEC filings, and ordinary-course internal bookkeeping and accounting services.

Chrystal Shelton:

Office Manager & Administration. Ms. Shelton has been with ABI since 1987. In addition to handling routine office administration, Ms. Shelton is responsible for accounting, form, and formatting of SEC filings. She is an integral part of the reporting process and interacts with outside professionals who assist ABI in its various compliance measures.

Maggie Wang:

Director of Business Development. Ms. Wang has an extensive background in business development and marketing of consumer products in Asian countries. Ms. Wang is also the branch manager for ABI Taiwan.

Directors. The board of directors of ABI consists of the following persons: Stephen T. Chen, Ph.D., Yasushi Chikagami, Daniel Fisher, Nicholas Moren, and Beatrice Liu, Ph.D., CPA.

Consultants. From time to time, ABI engages consultants as needed for specific areas of responsibility. Presently, the Company has engaged the following consultants: Jun Y. Lee, Esq.- Chief Legal Consultant, Dr. Yung-Hsiang Hung- Director-Medical Division; Jenny Chiu- Legal and Regulatory Consultant; SBSuite.com, Inc.- Accounting Consultant; and Mr. Lawrence Lin- Executive Advisor.

Assets, Liquidity, and Capital. ABI holds various patents and related intellectual property, which are described earlier in this document.

As of December 31, 2019, the Company had available cash of $409,039 compared to a cash position of $1,276,654 on December 31, 2018. The Company had working capital of $(308,014) at the end of fiscal year 2019, whereas in 2018, working capital was $569,613. The burn rate in 2019 was approximately $72,300 per month. The Company continued to develop and establish new revenue streams to eventually maintain a profitable going concern. Two major areas of focus are to (1) leverage ABI’s core technology, low-dose oral interferon, through licensing ventures and (2) develop business lines to extend the Company’s reach into biotech, bio-pharmaceutical, health care products and life sciences businesses. ABI aggressively seeks to monetize its existing and any newly developed intellectual property and estimates its short-term project development financing needs to be between $3,000,000 and $5,000,000 depending upon project negotiated terms and structuring yet to be determined.

Pending Litigation

To the best of management’s knowledge, the Company does not believe that there is any pending litigation against ABI.

Comparison of results for the fiscal year ended December 31, 2019, to the fiscal year ended December 31, 2018.

Revenues. Revenue for 2019 was $11,731 resulting primarily from the sale of liposomal nutraceuticals as compared to that in 2018 which was $77,724, also for the sale of liposomal nutraceuticals. Gross profit for 2019 was $2,959 compared to $12,847 in 2018. The 2019 cost of sales was 74.78% compared to 83.47% in 2018.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses increased from $1,314,932 for the fiscal year ended December 31, 2018 to $1,530,862 for the fiscal year ended December 31, 2019, an increase of $215,930 or approximately 16%. Much of the increase was attributable to salaries, compensation related restricted stock grants and professional fees.

Research and Development Expenses. Research and development expenses incurred for the fiscal year ended 2019 was $52,510 as compared to $32,591 for fiscal year 2018, an increase of $19,919 or 61%.

Net Loss. Net loss for the fiscal year ended December 31, 2019 was $1,581,298 compared to net loss of $1,338,639 for the fiscal year ended December 31, 2018, a difference of $242,659 or 18%.

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

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended  December 31, 2019, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”)/Chief Financial Officer (“CFO”), and Accounting Consultant as to the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO/CFO and Accounting Consultant have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO/CFO and accounting consultant, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

As a result of the existence of these material weaknesses as of December 31, 2019, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

Changes to Internal Controls and Procedures over Financial Reporting

We intend that our internal control over financial reporting will continue to be modified during our most recent year by further addressing deficiencies in the financial closing, review and analysis process, which will improve our internal control over financial reporting.

Management’s Remediation Plans

We will continue seeking to increase our personnel resources and technical accounting expertise within the accounting function as funds become available. Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weakness: insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of December 31, 2019, the directors and executive officers of the Company were as follows:

Name	Age	Position
Stephen Chen, Ph.D.	70	Chairman of the Board, Chief Executive Officer President, Chief Financial Officer, Chief Operating Officer and Director
Bernard Cohen	66	Vice President - Administration
Yasushi Chikagami	80	Director
Daniel Fisher	75	Director
Nicholas Moren	73	Director
Beatrice Liu, Ph.D., CPA	55	Director

Stephen Chen was named Chairman of the Board in February 2012 and has been a director of the Company since February 1996. Effective January 28, 2019, Dr. Chen assumed the duties, responsibilities, and title of Chief Financial Officer (CFO) of the Company in addition to his existing duties and titles of Chairman of the Board, CEO, and President. He has been President and Chief Executive Officer of STC International, Inc., a health care investment firm, since May 1992. Dr. Chen has over thirty years of international business experience, including an extensive background in pharmaceutical product acquisition and licensing, development of joint venture agreements, execution of business strategy, and leadership of start-up companies in the pharmaceutical, biotechnology and nutraceutical industries. Dr. Chen has held executive positions in R&D and business development at several major pharmaceutical companies, including Burroughs Wellcome (presently GlaxoSmithKline), Miles Pharmaceuticals (presently Bayer), ICI America (presently AstraZeneca), and Ciba-Geigy (presently Novartis). He received a Ph.D. in Industrial & Physical Pharmacy from Purdue University in 1977.

Bernard Cohen was hired to be a Vice-President and Chief Financial Officer of the Company on October 1, 2009. On January 28, 2019, Bernard Cohen, relinquished the duties and title of Chief Financial Officer (CFO) and assumed the duties and title of Vice President – Administration. Mr. Cohen has been Director of Finance and Data Base Manager at the Harrington Regional Medical Center, Inc. (HRMCI), which is the management and development entity for the Harrington Regional Medical Center in Amarillo, Texas.  Previously, he held various executive positions at Colbert’s of Amarillo, a department store.  His positions included:  Chief Executive Officer, Vice President, Chief Financial Officer, and Controller.  He has previously been a member of the Texas Tech University Health Sciences Center at Amarillo (TTUHSC) Institutional Review Board (IRB) where he participated in the review of clinical trial protocols to monitor the safety and protection of human research and testing subjects.  Neither HRMCI nor TTUHSC has any connection whatsoever with the Company.

Yasushi Chikagami was added to the board of directors in June 2012. Mr. Chikagami holds a B.S. Degree in Agricultural Engineering from National Taiwan University, and an M.S. Degree in Engineering from the University of Tokyo. Mr. Chikagami has principally been engaged in the technology industry during his business career, continues to serve on several boards, and is currently serving as Chairman for Arise Corporation (Taiwan), Good TV Broadcasting Corporation (Taiwan), and ZMOS Technology, Inc. (US), and is a director of Anxon International, Inc. (US).

Daniel Fisher was added to the board of directors in July 2015. Mr. Fisher is the co-founder, and President of Nano BioMed, Locust Valley, New York. The base technologies are licensed from The Albert Einstein College of Medicine. The licensed technologies are a drug delivery system for the delivery of nitric oxide. In addition, the company has licensed a magnetic nano drug targeting technology. Mr. Fisher negotiated the license from the Einstein College, closed the company’s first sublicenses, arranged for investment financing, and developed the business plan. Mr. Fisher, co-founder of BioZone Laboratories, Inc., served as its President for 22 years. Based near San Francisco, California, BioZone specializes in research, development and manufacturing of products utilizing its drug delivery technologies. He was awarded three patents for his work with liposomal drug delivery technology. In addition, Mr. Fisher was president of Equalan Pharma LLC, which marketed GlyDerm professional skincare products to dermatologists and direct marketing companies. Prior to forming BioZone in 1989, Mr. Fisher's experience base included more than twenty years in sales and marketing management positions for consumer and technical product companies, including Dun & Bradstreet, General Foods Corporation and Control Data Corporation. His memberships include being the founding secretary of the Foundation for Global Skin Health Strategies. He holds a B.S. in Marketing from San Francisco State University.

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

Beatrice Liu was appointed to the Amarillo Biosciences, Inc., Board of Directors in July 2019. Ms. Liu is the senior partner of BDO Taiwan and has over twenty years of experience in accounting, auditing, and corporate governance. Ms. Liu has an impressive academic history earning a B.S. – Taxation degree from National Cheng-Chi University, ROC; an M.A. – Accounting from University of Illinois at Urbana-Champaign, USA; and a Ph.D. – Accounting from XIAMEN University, PRC. Ms. Liu has worked extensively in such areas as assurance service, internal audit outsourcing, mergers and acquisitions, IPO services, corporate restructuring, Sarbanes-Oxley Section 404 attestation services, and many other areas. Her certifications and memberships include: CPA-ROC; CPA-USA; Member of Audit Standards Committee of the Auditing Research and Development Foundation, Chairman, and Auditing and Accounting Committee of the National Federation of Certified Accountant Associations, ROC. Ms. Liu’s knowledge and depth of experience enable her to be a valuable asset to Amarillo Biosciences, Inc.

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

Audit Committee

Company bylaws provide for the appointment of members to the Board of Directors when and as necessary. As the Company progresses and achieves operational goals as well as the addition of revenue producing businesses, it is anticipated that the Audit Committee will resume its function. While there have been no changes in internal controls, the Company continually reviews all existing internal controls. From time to time, the Company may engage an independent internal control auditor who consults with the Company on its existing internal controls and possible changes or augmentations to those controls.

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

To the Company’s knowledge based solely on a review of the copies of such reports furnished to the Company, the following persons have failed to file, on a timely basis, the identified reports required by the Exchange Act during the most recent fiscal year:

Name and Principal Position	Number of Late Reports	Known Failures to File a Required Form
Dr. Stephen T. Chen, Chairman of the Board, Chief Executive Officer, President, and Chief Financial Officer	0	0
Bernard Cohen, Vice President – Administration	0	0
Yasushi Chikagami, Director	0	0
Daniel Fisher, Director	0	0
Nicholas Moren, Director	0	0
Edward L. Morris, Director	0	0
Dr. Beatrice Liu, Director	0	0

ITEM 11.	EXECUTIVE COMPENSATION.

On March 31, 2018, the Board of Directors voted to restructure the compensation packages of Dr. Chen and Mr. Cohen, effective as of January 1, 2018.

The following table sets forth for the three years ended December 31, 2019, compensation paid by the Company to its Chairman of the Board, President, Chief Executive Officer, and Chief Financial Officer; and to its Vice President - Administration.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Compensation	Securities Underlying Options
Dr. Stephen T. Chen, Chairman of the Board, President, Chief Executive Officer, and Chief Financial Officer	2019	$249,633	$-	$100,000	-
	2018	$240,000	$-	$100,000	-
	2017	$86,250	$93,750	$-	-
Mr. Bernard Cohen, Vice President and Chief Financial Officer	2019	$71,398	$-	$12,000	-
	2018	$70,000	$12,500	$12,000	-
	2017	$62,292	$17,500	$-	-

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

Both of these stock option plans are explained in detail in the “Stock Options and Warrants” section and in the Financial Statements footnotes section in note #9 “Stock Option and Stock Plans.”

Director Compensation for Last Fiscal Year

Directors receive $1,000 compensation for attendance at directors’ meetings and $250 for regularly scheduled teleconference meetings. There were no regularly scheduled meetings during 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2019, there were 40,516,351 shares of the Company’s common stock issued and outstanding. The following table sets forth as of December 31, 2019, the beneficial ownership of each person who owned more than 5% of such outstanding common stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class Owned(1)
Stephen T Chen & Virginia M Chen TTEES Stephen T & Virginia M Chen Living Trust DTD 04/12/2018 19 Pine Plain Road Wellesley Hills MA 02481	10,376,813	23.17%
Hung Lan Lee FL 20 NO 19 Lane 8 SEC 5 RD XIN-YI Taipei 110 (R.O.C.) Taiwan	4,000,000	8.93%
ANXON International Inc. 9F -3 NO 32 SEC 1 Chenggong RD Taipei City 115 Nangang Dist. 00115 Taiwan ROC	2,553,153	5.70%

(1) As of December 31, 2019, applicable percentage ownership is based on 44,833,812 shares of common stock consisting of 40,516,351 shares issued, shares reserved for warrant conversion, 452,617, 2,350,949 shares reserved for note conversions, 1,217,375 vested options, and compensation stock earned and accrued but not issued, 296,520 shares. (Accrued compensation shares are included in the base because those shares will be issued and are exercisable within sixty days of December 31, 2019). Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2019, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth the beneficial ownership of the Company’s stock as of December 31, 2019 by each executive officer and director and by all executive officers and directors as a group:

Name and Address of Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned[1]
Stephen T. Chen 31 Service Drive Wellesley, MA 02482	10,376,813[2]	23.17%
Bernard Cohen 2025 S. Lipscomb St. Amarillo, TX 79109	161,766	0.36%
Yasushi Chikagami 9F, No. 29, Ln. 107, Sec. 2 Heping E. Rod., Da’an Dist. Taipei City 106, Taiwan (ROC)	2,553,153	5.70%
Daniel Fisher 36 Marlee Road Pleasant Hill, CA 94523	75,000	0.17%
Nicholas Moren PO Box 6873 Incline Village, NV 89450	75,000	0.17%
Beatrice Liu, Ph.D., CPA (ROC & U.S.) 10F., No. 72, Sec 2, Nan Jing E. Rd., Taipei, Taiwan, R.O.C. 104	-	-
Total Group (all directors and executive officers – 6 persons)	13,241,732[3]	29.57%

(1) As of December 31, 2019, applicable percentage ownership is based on 44,784,407 shares of common stock consisting of 40,516,351 shares issued, shares reserved for warrant conversion, 452,617, 2,350,949 shares reserved for note conversions, 1,217,375 vested options, and compensation stock earned and accrued but not issued, 296,520 shares. (Accrued compensation shares are included in the base because those shares will be issued and are exercisable within sixty days of December 31, 2019). Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2019, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 5,749,019 shares owned by Dr. Chen through the Stephen T Chen & Virginia M Chen TTEES, Stephen T & Virginia M Chen Living Trust, DTD 04/12/2018; 638,801 shares owned by STC International, Inc., of which Dr. Chen is the majority owner and serves as Chairman, President and a Board member. Also included are 39,473 shares owned by ACTS Biosciences, Inc., of which Dr. Chen serves as Chairman and a Board member; 761,000 shares owned by Virginia M. Chen IRA, Dr. Chen’s spouse; and 2,350,049 shares of common stock reserved for note conversions beneficially owned by Dr. Chen exercisable within 60 days. Dr. Chen was awarded 500,000 Qualified Incentive Stock Options and 2,585,000 Nonqualified Incentive Stock Options on September 26, 2018, through the Amarillo Biosciences, Inc., 2018 Employee Stock Option Plan and the Amarillo Biosciences, Inc., 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan, respectively. Dr. Chen’s total options granted him (3,085,000) are reserved for future issue, but only the options that vested as of September 26, 2019, 802,500, are counted in his beneficial ownership. Since Dr. Chen is an “insider” or “Affiliate” by virtue of his holdings and his position in the Company, his vesting schedule is determined over a four-year period rather than five years as are the other grantees. Furthermore, Dr. Chen’s options vest at a rate of twenty-five per cent (25%) per year rather than twenty percent per year as the other grantees vest. (As explained in the section “Stock Options and Warrants,” the qualified options awarded September 26, 2018, became non-qualified on September 26, 2019, because the stockholders did not ratify the “2018-ESOP” within one year from the date the plan was adopted. All other terms remained unchanged.)

(3) Directors and officers percentage ownership is calculated based 44,784,407 total shares (outstanding and reserved for note conversions) plus beneficial ownership.

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

Audit Fees

The aggregate fees billed by our independent auditors, PWR CPA, LLP (“PWR”) (who was appointed as our independent auditors on March 19, 2020) and LBB & Associates Ltd., LLP (“LBB”) (who were terminated as our independent auditors on March 3, 2020), for professional services rendered for the audit of our annual financial statements, and for the review of quarterly financial statements for the fiscal years ended December 31, 2019 and 2018, were:

	2019	2018
PWR CPA	$20,000	$-
LBB & Associates Ltd., LLP	$20,750	$46,450

Audit fees incurred by the Company were pre-approved by the Board of Directors.

Audit Related Fees: None.

Tax Fees: None.

All Other Fees: None.

We do not use the auditors for financial information system design and implementation. Such services, which include designing or implementing a system that aggregates source data underlying the financial statements or that generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage the auditors to provide compliance outsourcing services.

The Board of Directors has considered the nature and amount of fees billed by PWR and LBB and believes that the provision of services for activities unrelated to the audit is compatible with maintaining PWR’s and LBB’s independence.

Accountant Approval Policy

Before an accountant is engaged by the Company to perform audit or non-audit services, the accountant must be approved by the Company’s Audit Committee or the Executive Committee in the absence of an Audit Committee.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

3(i) †	Restated Certificate of Formation of the Company, dated and filed July 27, 2015.
3(ii) ††	Bylaws of the Company, as amended July 10, 2015.
4.1*	Specimen Common Stock Certificate.
4.2*	Form of Underwriter's Warrant.
10.1(11)	2008 Stock Incentive Plan dated May 20, 2008.
10.2*	License Agreement dated as of March 22, 1988 between the Company and The Texas A&M University System.
10.30***	Amendment No. 1 dated September 28, 1998 to License Agreement of March 22, 1988 between The Texas A&M University System and the Company.
10.72***	2018 Employee Stock Option Plan
10.73***	2018 Officer, Directors, Employees and Consultants Nonqualified Stock Option Plan
10.74***	Stock Option Agreement – Nonqualified Stock Option
10.75***	Stock Option Agreement – Employee Plan
31.1	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Management’s Report on Internal Control Over Financial Reporting
99.1	906 Certification
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

***Incorporated as required by: Item 601, Regulation S-K. Each compensatory Plan required to be filed as an Exhibit per Item 15(b) of Form 10K.

† The Exhibit is incorporated by reference to the Company's 2015 Annual Report on Form 10-K filed with the Commission on or before March 30, 2016.

†† The Exhibit is incorporated by reference to the Company's 2015 Annual Report on Form 10-K filed with the Commission on or before March 30, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARILLO BIOSCIENCES, INC.
Date: March 30, 2020	By: /s/ Stephen Chen Stephen Chen, Chairman of the Board, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stephen Chen	Chairman of the Board,	March 30, 2020
Stephen Chen	Director and Chief Executive Officer
/s/ Yasushi Chikagami	Director	March 30, 2020
Yasushi Chikagami
/s/ Daniel Fisher	Director	March 30, 2020
Daniel Fisher
/s/ Nicholas Moren	Director	March 30, 2020
Nicholas Moren
/s/ Beatrice Liu	Director	March 30, 2020
Beatrice Liu

Amarillo Biosciences, Inc.

Financial Statements

Years ended December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Amarillo Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Amarillo Biosciences, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 1 to the financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2020 raise substantial doubt about its ability to continue as a going concern. These 2019 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PWR CPA, LLP

We have served as the Company’s auditor since 2020.

Houston, Texas

March 30, 2020

Amarillo Biosciences, Inc.

Balance Sheets

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$409,039	$1,276,654
Inventory	4,131	-
Prepaid expense and other current assets	32,124	26,580
Total current assets	445,294	1,303,234
Patents, net	146,263	146,456
Property and equipment, net	5,069	14,010
Total assets	$596,626	$1,463,700

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$208,727	$115,313
Advances from investors	100,000	104,952
Convertible notes payable	444,581	513,356
Total current liabilities	753,308	733,621
Total liabilities	753,308	733,621

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.01 par value:
Authorized shares – 10,000,000, Issued and outstanding shares – 0 at December 31, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.01 par value:
Authorized shares – 100,000,000, Issued and outstanding shares –40,516,351 and 39,117,524 at December 31, 2019 and 2018, respectively	405,164	391,175
Additional paid-in capital	4,207,786	3,527,238
Accumulated deficit	(4,769,632)	(3,188,334)
Total stockholders’ equity (deficit)	(156,682)	730,079
Total liabilities and stockholders’ equity (deficit)	$596,626	$1,463,700

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.

Statements of Operations

	Years ended December 31,
	2019	2018
Revenues	$11,731	$77,724
Cost of revenues	(8,772)	(64,877)
Gross margin	2,959	12,847

Operating expenses:
Research and development expenses	52,510	32,591
Selling, general and administrative expenses	1,530,862	1,314,932
Total operating expenses	1,583,372	1,347,523

Operating loss	(1,580,413)	(1,334,676)

Other income (expense):
Interest expense, net	(885)	(3,963)
Net loss	$(1,581,298)	$(1,338,639)

Basic and diluted net loss per average share available to common shareholders	$(0.04)	$(0.04)

Weighted average common shares outstanding – basic and diluted	39,896,388	35,643,804

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.

Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2019 and 2018

							Total
	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2017	-	$-	23,156,563	$231,565	$2,123,205	$(1,883,975)	$470,795
Reversal of dividends on preferred stock	-	-	-	-	-	34,280	34,280
Issuance of stock for compensation	-	-	451,480	4,515	111,735	-	116,250
Issuance of stock for subscription	-	-	8,579,061	85,791	(85,791)	-	-
Issuance of common stock for cash	-	-	5,440,973	54,410	1,067,875	-	1,122,285
Issuance of stock for debt	-	-	950,000	9,500	168,625	-	178,125
Acquisition of assets of ACTS	-	-	539,447	5,394	13,458	-	18,852
Warrant expense	-	-	-	-	27,765	-	27,765
Option expense	-	-	-	-	100,366	-	100,366
Net loss for the year ended December 31, 2018	-	-	-	-	-	(1,338,639)	(1,338,639)
Balance at December 31, 2018	-	$-	39,117,524	$391,175	$3,527,238	$(3,188,334)	$730,079
Reversal of dividends on preferred stock	-	-	-	-	-	-	-
Issuance of stock for compensation	-	-	231,675	2,317	67,183	-	69,500
Issuance of stock for subscription	-	-	-	-	-	-	-
Issuance of common stock for cash	-	-	615,000	6,150	123,850	-	130,000
Issuance of stock for debt	-	-	552,152	5,522	94,478	-	100,000
Warrant expense	-	-	-	-	37,984	-	37,984
Option expense	-	-	-	-	357,053	-	357,053
Net loss for the year ended December 31, 2019	-	-	-	-	-	(1,581,298)	(1,581,298)
Balance at December 31, 2019	-	$-	40,516,351	$405,164	$4,207,786	$(4,769,632)	$(156,682)

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.

Statements of Cash Flows

	Year Ended December 31, 2019	Year Ended December 31, 2018
Cash flows from Operating Activities
Net loss	$(1,581,298)	$(1,338,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,241	56,194
Warrant expense	37,984	27,765
Option expense	357,053	100,366
Amortization of debt discount	-	-
Changes in operating assets and liabilities:
Inventory	(4,131)	22,666
Prepaid expense and other current assets	(5,544)	67,400
Accounts payable and accrued expenses	261,674	54,844
Accrued interest – related party	2,545	206
Customer deposits	-	-
Net cash used in operating activities	(909,476)	(1,009,198)
Cash flows from Investing Activities
Investment in patents	(11,469)	(2,369)
Capital expenditures	(1,638)	(4,908)
Net cash used in investing activities	(13,107)	(7,277)
Cash flows from Financing Activities
Cash received from stock subscription	-	-
Proceeds from private placement offering, net	125,048	401,250
Advances from investors	-	48,729
Proceeds from convertible note payable – related party	-	-
Repayment on convertible note payable – related party	(70,080)	(195,000)
Net cash provided by financing activities	54,968	254,979
Net change in cash	(867,615)	(761,496)
Cash and cash equivalents at beginning of period	1,276,654	2,038,150
Cash and cash equivalents at end of period	$409,039	$1,276,654
Supplemental Cash Flow Information
Cash paid for interest	$903	$3,818
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Stock issued for accrued liabilities	$69,500	$116,250
Stock issued for subscription	$-	$85,791
Conversion of debt to common stock	$100,000	$178,125
Reversal of accrued dividends	$-	$34,280
Stock issued for advances from investors	$100,635	$721,035

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.

Notes to Financial Statements

December 31, 2019 and 2018

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●

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

The Medical division periodically provides medical equipment to metabolism treatment centers in Taiwan and Hong Kong.  Additionally, this division provides TissueAidTM wound closure products to hospitals, clinics, and doctors' offices.  The Consumer Product division provides nutraceuticals and food supplements in Asian markets. Revenues are recognized for both these revenue streams when an agreement is in place, the price is fixed, title for product passes to the customer or services have been provided and collectability is reasonably assured, which is generally upon delivery to the customer. Revenues are recorded net of sales taxes.

The Pharmaceutical Division is currently seeking to leverage the Company's intellectual property and core technology, low-dose oral interferon, to expand treatment of the aforementioned neoplastic, viral, and fibrotic diseases as well as other potential indications.

Revenue recognized during the year ended December 31, 2019 and 2018 was generated by the Consumer Product division

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no material accounts receivable and no allowance at December 31, 2019 or 2018. $7,320 of uncollectible accounts receivables were written off in 2018.

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

Patents and Patent Expenditures

ABI holds patent license agreements and maintains patents that are owned by the Company. All patent license agreements remain in effect over the life of the underlying patents. Accordingly, the patent license fee is being amortized over the estimated life of the patent using the straight-line method. Patent fees and legal fees associated with the issuance of new owned patents are capitalized and amortized over the estimated 15 to 20 year life of the patent. The Company continually evaluates the amortization period and carrying basis of patents to determine whether subsequent events and circumstances warrant a revised estimated useful life or impairment in value. No patent costs were written off for the year ended December 31, 2019. For the year ended December 31, 2018, the Company wrote off patent costs with a net book value of approximately $16,000 related to patents that have been dropped.

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

Research and Development

Research and development costs are expensed as incurred. During the years ended December 31, 2019, and December 31, 2018, the Company incurred $52,510 and $32,591, respectively, in expenses towards research activities associated with the development of its proprietary pulsatile infusion treatment. Other than corporate administrative and professional accounting fees related to maintaining public listing requirements, a significant portion, if not all, of the Company’s Selling, General & Administrative expenses were also allocated towards the research and development of ABI’s proprietary pulsatile insulin treatment.

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

Basic and Diluted Net Income (Loss) Per Share

As of December 31, 2019, potentially dilutive shares of 3,099,867 are not included in the calculation of fully diluted net loss per share as the effect with a net loss would be antidilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash. The Company has cash balances in a single U.S. financial institution which, from time to time, could exceed the federally insured limit of $250,000. The Company maintains multiple accounts in its Taiwan Branch office which help to mitigate risk. As of December 31, 2019, cash held in Taiwan accounts amounted to $69,634.No loss has been incurred related to the aforementioned concentration of cash.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company adopted ASU 2016-02 effective January 1, 2019. There was no impact on the Company’s financial statement presentation or disclosures.

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2. Property, Equipment and Software, net

Property, equipment and software are stated at cost less accumulated depreciation and consist of the following at December 31, 2019 and 2018:

	2019	2018
Furniture and equipment	$94,625	$92,988
Automobiles	4,912	4,911
Software	8,012	8,012
	107,549	105,911
Less: accumulated depreciation	(102,480)	(91,901)
Property, equipment and software, net	$5,069	$14,010

Depreciation expense amounted to $10,579 for the year ended December 31, 2019 and $17,895 for the year ended December 31, 2018 and is included in selling, general and administrative expenses.

3. Patents, net

Patents are stated at cost less accumulated amortization and consist of the following at December 31, 2019 and 2018:

	2019	2018
Patents	$198,655	$228,669
Less: accumulated amortization	(52,392)	(82,213)
Patents, net	$146,263	$146,456

During the year ended December 31, 2018, $112,022 original cost of the patents, with associated accumulated amortization of $96,055 were written off due to its obsolete status. The residual book value of $15,967 was expensed as additional amortization expense.

Amortization expense amounted to $11,662 for the year ended December 31, 2019 and $38,296 December 31, 2018, respectively, and is included in selling, general and administrative expenses.

Estimated future amortization expense is as follows:

2019	11,957
2020	10,655
2021	10,251
2022	10,251
2023	10,251
Thereafter	92,898
Total expense	$146,263

4. Convertible Notes Payable

As of December 31, 2019 and 2018, convertible notes payable consisted of the following:

	Conversion rate	Interest rate	December 31 2019	December 31, 2018
Note 1 – Chen	$0.1680	0.75%	$114,026	$144,426
Note 2 - Chen	$0.1875	0.65%	262,500	262,500
Note 3 - Chen	$0.1875	0.64%	-	106,430
Note 3.19 – Chen++	$0.2500	1.85%	39,620	-
Note 4.19 - Chen	$0.2500	1.61%	12,435	-
Note 5.19 – i2China	$0.2500	1.85%	16,000	-
			$444,581	$513,356

The notes are unsecured and are due on demand. All shares issued on conversion are to be restricted subject to Rule 144 promulgated under the U.S. Securities Act of 1933. The Company may prepay the notes in whole or in part at any time without penalty. The convertible notes due to Dr. Chen are related party notes. See Note 6.

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

On June 18, 2018, the ABI Board of Directors unanimously approved a resolution to acquire the assets of ACTS, an ROC corporation which heretofore had been the Agent for ABI in Taiwan and other Asian markets.  Effective July 1, 2018, the Company acquired certain assets and liabilities of ACTS in exchange for 539,447 shares of ABI Restricted Common Voting Stock.   As of July 12, 2018, a total of 539,447 ABI Restricted Common voting shares were issued and distributed to the shareholders of ACTS Global as follows:

Shareholder/Recipient	Issue Date	Number of Shares
Seu Chi Kuo	July 12, 2018	179,852
Po Ya Tseng	July 12, 2018	179,852
Yasushi Chikagami	July 12, 2018	53,891
Stephen/Virginia Chen Living Trust	July 12, 2018	125,852
Total		539,447

6. Related Party Transactions

As discussed in Note 4, as of December 31, 2019 and 2018, the Company has convertible notes payable of $428,581 and $513,356, respectively due to Dr. Stephen T. Chen, CEO and President of ABI. The notes are unsecured and are due on demand. Interest expense related to these notes for 2019 and 2018 was $4,094 and $4,024.

On July 12, 2018, Dr. Stephen T. Chen, Chairman, CEO, and President of ABI and CEO of ACTS Global, received 125,852 ABI Restricted Common voting shares as remuneration for his ownership, stockholder interest in ACTS Global pursuant to the purchase of ACTS Global assets by ABI.  Dr. Chen is a related party by virtue of his position as shareholder and CEO of both ACTS Global and ABI.

7. Common Stock

The shareholders have authorized 100,000,000 shares of voting common shares for issuance. On December 31, 2019, a total of 48,673,437 shares of common stock were either issued (40,516,351), reserved for conversion of convertible debt to stock (2,350,949), reserved for issuance to an investor (400,000), issuance to two Company officers as compensation (238,997), one Company employee (6,309), held for future compensation issue to a consultant (51,214), or held for future exercise of stock options (4,657,000)3 and warrants (452,617).

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

On February 19, 2019, 200,000 shares were issued at the price of $0.25 per share for the investment of $50,000 in the Company’s 2016-3 Private Placement Offering.

On February 26, 2019, Stephen T. Chen, CEO, and Bernard Cohen, VP, received 100,000 shares of common stock and 12,000 shares of common stock, respectively, as payment of fourth quarter 2018 stock compensation totaling $28,000.  The stock was issued, pursuant to the Board of Directors resolution of March 27, 2018, at a price of $0.25 per share.

On February 26, 2019, 24,000 common shares were issued to a Company consultant at $0.25 per share as part of the engagement contract for services for the fourth quarter of fiscal year 2018. The total amount of the stock was $6,000.

3 Of the total options granted (4,657,000), 1,217,375 are vested as of December 31, 2019.

On March 26, 2019, 115,000 common shares were issued at $0.25 per share for payment of aggregate finders' fees in the amount of $28,750.

On April 26, 2019, Dr. Stephen T. Chen, Ph.D., CEO, received 67,377 shares at $0.3711 per share as compensation in the amount of $25,000 for the first quarter of 2019. Also on April 26, 2019, Bernard Cohen, VP, received 8,085 shares at $.3711 as compensation of $3,000 for the first quarter of 2019 and Dr. Celee Spidel, Senior Medical Liaison, received 4,043 common shares at $0.3711 for compensation of $1,500 for the first quarter of 2019. In addition to the aforementioned employees, the Company issued 16,170 shares of stock to the consultant at $0.3711 per share for the designated part of first quarter compensation of $6,000.

On July 10, 2019, Dr. Stephen T. Chen, Ph.D., CEO, converted $68,930 of the promissory note executed by the Company on June 30, 2016 and accrued interest of $670 in to 371,200 shares, at the specified Conversion Price of $0.1875 per share. Also on July 10, 2019, Dr. Chen converted $30,400 of the promissory note executed by the Company on January 30, 2016 in to 180,952 shares, at the specified Conversion Price of $0.1681.

On December 1, 2019, the Company issued 300,000 shares at $0.1875 per share for a $56,250 investment in the 2016-2 Private Placement Offering. The Company received the funds on November 23, 2017, but did not receive the executed subscription documents from the investor until 2019.

Accrual for 2019 stock compensation and reservation of shares. The stock will be issued in 2020.

Beneficiary	Accrued Compensation Quarter 2	Accrued Compensation Quarter 3	Accrued Compensation Quarter 4	Total Compensation	Total Shares[1]
Dr. Stephen T. Chen	$25,000	$25,000	$25,000	$75,000	213,390
Bernard Cohen	$3,000	$3,000	$3,000	$9,000	25,607
Dr. Celee Spidel	$1,500	$750	-	$2,250	6,309
i2China Mgt., LLC	$6,000	$6,000	$6,000	$18,000	51,214
Total	$35,500	$34,750	$34,000	$104,250	296,520
Price Per Share	$0.3499	$0.4183	$0.3043

1 Total number of shares reserved for the compensation accrued in 2019 and total number of shares issued on February 15, 2020 for 2019 stock compensation.

On September 15, 2019, the ABI Board of Directors unanimously approved a Consent Resolution enacting the 2019-1 Private Placement Memorandum and Subscription of Non-Distributive Intent (PPM Offering). The offering was approved for the sale of a maximum of 24,000,000 shares to raise an aggregate amount not to exceed $6,000,000. The stated use of proceeds was for commercialization of technologies and application of funds to operating expenses if necessary. The Offering closed on December 17, 2019.

On December 18, 2019, the Company Board of Directors approved and enacted the 2019-2 PPM offering whereby a maximum of 12,000,000 shares of Common voting stock would be offered at $0.25 per share for aggregate proceeds of $3,000,000. The offering is to be completed within one year from the date of approval. The proceeds are to be used for commercialization of technologies and application to operating expenses if necessary.

On December 31, 2019, the Company received $100,000 from an investor who purchased 400,000 shares of Common stock at $0.25 per share through the 2019-2 Private Placement Offering. The stock was issued subsequent to the Balance Sheet date on February 15, 2020.

The Company did not pay any dividends to its common stock shareholders in 2019 and has no plans to do so in the immediate future.

Amarillo Biosciences, Inc. uses the services of American Stock Transfer and Trust Company as the Company’s transfer agent.

8. Preferred Stock

The shareholders have authorized 10,000,000 shares of preferred stock shares for issuance.

No Preferred Equity was outstanding as of December 31, 2019 and 2018 and none is outstanding as of the date of this report.

9. Stock Option and Stock Plans

On September 26, 2018, the Company’s Board of Directors adopted the Amarillo Biosciences, Inc., 2018 Employee Stock Option Plan (the “2018-ESOP”). The 2018-ESOP provides for the grant of Qualified Incentive Stock Options to the Company’s employees. The Board, in its adoption of the 2018-ESOP, directed the Officers to submit the 2018-ESOP to the shareholders for ratification and approval at the next scheduled shareholders meeting. Failure of the ratification and approval of the 2018-ESOP within one year of the effective date renders the qualified options to become nonqualified options for purposes of the U.S Internal Revenue Code. The 2018-ESOP is administered by the Board of Directors of ABI or by a committee of directors appointed by the Board of Directors of ABI (the “Stock Option Committee”) as constituted from time to time. The maximum number of shares of Common Stock which may be issued under the 2018-ESOP is six million (6,000,000) common stock shares which will be reserved for issuance subject to options.

The option price per share of Common Stock deliverable upon the exercise of an Incentive Stock Option is 100% of the fair market value of a share of Common Stock on the date the Incentive Stock Option is granted. The option price is $0.38 per share and the options are exercisable during a period of ten (10) years from the date of grant, where the options vest 20% annually over five (5) years, commencing one (1) year from date of grant. If an option grantee owns or controls over ten percent (10%) of the outstanding stock, then pursuant to Section 424(d) of the Code, the option price becomes 110% of fair market value, $0.418; the term of exercise becomes five (5) years from ten (10); and the vesting period decreases from five (5) years to four (4) years.

Since approval of the “2018-ESOP” on September 26, 2018 through the date this document was filed, no stockholders meeting has been convened. As a result of the stockholders not having ratified the “2018-ESOP”, the qualified options automatically became non-qualified options on September 26, 2019. All other terms and conditions of the plan remain the same.

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

Equity Compensation Plan Information:

Stock Plans [1]	Issue Date Range	Total Shares Authorized	Shares Issued	Shares Remaining
2008 Stock Incentive Plan	5/23/08 – 10/11/11	600,000	463,420	136,580
Amarillo Biosciences, Inc., 2018 Employee Stock Option Plan[2]	9/26/18 – 9/26/28	6,000,000	850,000	5,150,000
Amarillo Biosciences, Inc., 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan	9/26/18 – 9/26/28	20,000,000	3,807,000	16,193,000

1 The Board of Directors has approved all stock, stock option and stock warrant issuances.

2 On September 26, 2019, all Qualified Options became non-qualified options since the 2018-ESOP was not ratified by the stockholders.

Whether qualified or nonqualified, when options are exercised, the ABI Common Stock shares will be issued pursuant to Rule 144A meaning that the shares cannot be traded or otherwise exchanged for a minimum period of six months from issue date.

A summary of option activity for the years ended December 31, 2018 and December 31, 2019 are presented below.

Date	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance December 31, 2017	-	-	-	-
Granted	4,945,000	$0.38	-	-
Exercised	-	-	-	-
Expired or Forfeited	-	-	-	-
Balance December 31, 2018	4,945,000	$0.38	9	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	288,000	$0.38	-	-
Balance December 31, 2019	4,657,000	$.038	8	-
Total vested December 31, 2019	1,217,375	$.038	8	-

* There is one stock owner over 10% currently holding 500,000 qualified options. The exercise price for this option-holder would be $0.418 with an exercise period of 5 years and a vesting period of 4 years at 25% per year.

The Company used the Black-Scholes option pricing model to value the option awards with the following assumptions applied: (1) Volatility – 276%; (2) Term – 5 years was chosen although the full option term is 10 years to be more commensurate with the 5-year vesting portion of the plan; (3) Discount – 2.96%

As of December 31, 2019, there $1,308,932 in unrecognized option expense that will be recognized over the next 3.75 years.

Directors, officers, employees and consultants did not exercise any options in 2019 or 2018.

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

No warrants were exercised in 2019 or 2018.

11. Income Taxes

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 21% to pretax income from continuing operations as a result of the following:

	December 31, 2019	December 31, 2018
Provision (benefit) at statutory rate	$(332,000)	$(281,000)
Permanent differences	85,000	30,000
Change in valuation allowance	247,000	251,000
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018, are presented below:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforward	$5,239,000	$4,992,000
Deferred tax assets	5,239,000	4,992,000

Deferred tax liabilities:	-	-
Net deferred tax assets	5,239,000	4,992,000
Valuation allowance	(5,239,000)	(4,992,000)
	$-	$-

At December 31, 2019, the Company has estimated net operating loss carryforwards of approximately $24,948,000 for federal income tax purposes expiring in 2019 through 2037. The ability of the Company to utilize these carryforwards may be difficult and directly dependent upon many factors outside of the Company’s control, including, but not limited to, changes in the legal and regulatory framework and the operational and corporate structure of ABI and shareholders, or sales or transfers of stock by or among shareholders. For example, if ABI has experienced a change of control as defined in the relevant provisions of the IRC,4 the use of any existing tax attributes could be severely limited. ABI does not believe the reorganization has or will impair any tax attributes; however, obtaining value from the tax attributes is a function of the Company’s return to profitable operations and the timeframe of that return. While we believe it is possible, there is no assurance that ABI will return to profitability in the future.

4 See 26 U.S.C. § 382 (known as Section 382 of the IRC) and related regulations.

As of December 31, 2019, the Company had open tax years of 2019, 2018 and 2017 which are subject to examination by tax authorities.

12. Commitments and Contingencies

Lease commitment

Our executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in an 1,800 square-foot leased facility. The lease term, which is a semi-annual renewal, begins on January 1 of the calendar year and expires on June 30 of the calendar year. The lease automatically renews on July 1 of the calendar year if termination notice is not given to lessor. The rent in effect on December 31, 2019 was $1,200 per month. The renewed lease for the period January 1, 2020 through June 30, 2020 has rent of $1,265 per month, $7,590 for the six-month lease period. The monthly lease for a similar size office in Taiwan was $2,548 per month or $30,579 annually.

Litigation

The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 2019.

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

Each contract provides that the Employee shall devote his entire productive time, ability, attention and energies to the business of the Company. In addition, the contracts protect the property rights of the Company, including inventions and other intellectual property, trade secrets, and proprietary information. The contracts also prohibit Employees from competing directly or indirectly with the business of the Company or its controlled subsidiaries, both during the term of the contracts, and continuing for a period of three years after termination of the contracts. Employees are permitted, however, to invest without restriction in professionally managed mutual funds, and to purchase and own stock and other securities as long as the affected Employee is not directly or indirectly an affiliate of the issuer of such stock or other securities.

Effective January 28, 2019, Dr. Chen assumed the duties, responsibilities, and title of Chief Financial Officer (CFO) of the Company in addition to his existing duties and titles of Chairman of the Board, CEO, and President. On January 28, 2019, Bernard Cohen, relinquished the duties and title of Chief Financial Officer (CFO) and assumed the duties and title of Vice President – Administration.

13. Subsequent Events

As stated earlier, stock compensation was accrued for the second, third, and fourth quarters of 2019 for Dr. Stephen T. Chen, Bernard Cohen, Dr. Celee Spidel, and i2China Management Group, LLC. Those shares were not issued as of December 31, 2019. It is anticipated that the shares will be issued in 2020.

Stockholder	Quarter	2nd	3rd	4th	Total Shares
	Share Price	0.3499	0.4183	0.3043	Issued
Dr. Stephen T. Chen	$25,000/quarter	71,459	59,766	82,165	213,390
Bernard Cohen	$ 3,000/quarter	8,575	7,172	9,860	25,607
Dr. Celee Spidel	$ 1,500/quarter	4,288	2,021	-	6,309
i2China Management Group, LLC	$ 6,000/quarter	17,150	14,344	19,720	51,214
Total Compensation Shares Issued		101,472	83,303	111,745	296,520

As previously stated, Dr. Stephen T. Chen, Chairman, CEO, President, and CFO, and i2China Management Group, LLC, the Company’s management consultant, elected to defer cash compensation during a period of development and fundraising.

On January 1, 2020, the Company issued Note #6.20 for deferred compensation to Dr. Stephen T. Chen, Chairman, CEO, President, and CFO, in the amount of $216,600, the maximum amount of cash compensation that could be deferred for 2020. The Note is payable on January 1, 2021, or on demand and bears interest at the AFR1 short-term rate of 1.85%. The note is an advancing note with a maximum limit of $216,600 whereby the Company promises to repay the aggregate Principal Amount advanced to date up to the stated maximum amount at Maturity. ABI may request and the payee shall advance up to $9,025 on the 15th and last day of each month until the note matures. The Note may be convertible in whole or in part at a conversion price of $0.25 per share into Amarillo Biosciences, Inc., Common voting stock. All shares issued are to be restricted subject to Rule 144 promulgated under the U.S. Securities Act of 1933. The Company may prepay the Note in whole or in part at any time without penalty.

On January 1, 2020, the Company issued Note #7.20 to Dr. Stephen T. Chen for deferred reimbursement of expenses advanced on behalf of ABI for $30,000, the maximum amount of reimbursable expense that could be deferred. The Note is payable on January 1, 2021, or on demand and bears interest at the AFR1 short-term rate of 1.85%. The note is an advancing note with a maximum limit of $30,000 whereby the Company promises to repay the aggregate Principal Amount advanced to date up to the stated maximum amount at Maturity. ABI may request and the payee shall advance against the Note until Maturity the amount submitted on a completed and approved reimbursement form along with documentation of the amount to be advanced. The Note may be convertible in whole or in part at a conversion price of $0.25 per share into Amarillo Biosciences, Inc., Common voting stock. All shares issued are to be restricted subject to Rule 144 promulgated under the U.S. Securities Act of 1933. The Company may prepay the Note in whole or in part at any time without penalty.

On January 1, 2020, the Company issued Note #8.20 for deferred compensation to i2China Management Group, LLC in the amount of $48,000, the maximum amount of cash compensation that could be deferred in 2020. The Note is payable on January 1, 2021, or on demand and bears interest at the AFR1 short-term rate of 1.85%. The note is an advancing note with a maximum limit of $48,000 whereby the Company promises to repay the aggregate Principal Amount advanced to date up to the stated maximum amount at Maturity. ABI may request and the payee shall advance up to $4,000 on the last day of each month until the note matures. The Note may be convertible in whole or in part at a conversion price of $0.25 per share into Amarillo Biosciences, Inc., Common voting stock. All shares issued are to be restricted subject to Rule 144 promulgated under the U.S. Securities Act of 1933. The Company may prepay the Note in whole or in part at any time without penalty.

Following is a complete list of Convertible Notes Payable issued by the Company as of December 31, 2019, and subsequent to that Balance Sheet Date.

Note #.	Date	Payee	Principal Amount	Balance as of March 30, 2020	Maturity	Annual Interest AFR Rate[1]	Conversion Price
1	1/11/2016	Stephen T. Chen	$144,426	$114,026	On Demand	0.75%	$0.1680
2	3/18/2016	Stephen T. Chen	$262,500	$262,500	On Demand	0.65%	$0.1875
3.19	9/1/2019	Stephen T. Chen	$72,200	$39,620	9/1/2020 or On Demand	1.85%	$0.2500
4.19	12/1/2019	Stephen T. Chen	$12,435	$12,435	12/31/2020 or On Demand	1.61%	$0.2500
5.19	9/1/2019	i2China Mgt. Group LLC	$16,000	$16,000	9/1/2020 or On Demand	1.85%	$0.2500
6.20	1/1/2020	Stephen T. Chen	$216,600	$18,050	1/1/2021 or On Demand	1.85%	$0.2500
7.20	1/1/2020	Stephen T. Chen	$30,000	-	1/2/2021 or On Demand	1.60%	$0.2500
8.20	1/1/2020	i2China Mgt. Group LLC	$48,000	$8,000	1/1/2021 or On Demand	1.85%	$0.2500
Total Convertible Notes Payable				$470,631

1 The Short-Term Applicable Federal Rate