Form 10-Q
period 2020-03-31
AMARILLO BIOSCIENCES INC
filed 2020-05-15
CIK 1014763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
40,516,351 shares of common stock, par value $0.01 per share, outstanding as of May 15, 2020

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Balance Sheets
(Unaudited)
	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$289,557	$409,039
Accounts receivable	12,578	-
Inventory	4,071	4,131
Prepaid expense and other current assets	25,658	32,124
Total current assets	331,864	445,294
Patents, net	143,130	146,263
Property and equipment, net	4,486	5,069
Total assets	$479,480	$596,626

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$300,393	$208,727
Advances from investors	100,000	100,000
Convertible notes payable – related party	512,464	444,581
Total current liabilities	912,857	753,308
Total liabilities	912,857	753,308

Stockholders' equity (deficit)
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000,
Issued and outstanding shares – 0 at March 31, 2020 and December 31, 2019	-	-
Common stock, $0.01 par value:
Authorized shares - 100,000,000,
Issued and outstanding shares –40,516,351 and 40,516,351 at March 31, 2020 and December 31, 2019, respectively	405,164	405,164
Additional paid-in capital	4,307,970	4,207,786
Accumulated deficit	(5,146,511)	(4,769,632)
Total stockholders’ equity (deficit)	(433,377)	(156,682)
Total liabilities and stockholders’ equity (deficit)	$479,480	$596,626

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
(Unaudited)
	Three Months Ended March 31,
	2020	2019
Revenues	$15,200	$4,076
Cost of revenues	(10,806)	(2,718)
Gross margin	4,394	1,358

Operating expenses:
Research and development expenses	0	2,386
Selling, general and administrative expenses	380,268	389,476
Total operating expenses	380,268	391,862

Operating loss	(375,874)	(390,504)

Other income (expense):
Interest expense, net	(1,005)	(885)
Net loss	(376,879)	(391,389)
Less: Net Income attributable to non-controlling interests	-	-
Net loss attributable to common shareholders	$(376,879)	$(391,389)

Basic and diluted net loss per average share available to common shareholders	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	40,516,351	39,262,668

Amarillo Biosciences, Inc.
Statements of Stockholders’ Equity (Deficit)
For the three months ended March 31, 2020 and 2019 (Unaudited)
	Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance December 31, 2019	-	$-	40,516,351	$405,164	$4,207,786	$(4,769,632)	$(156,682)
Issuance of stock for compensation	-	-	-	-	-	-	-
Issuance of stock for cash	-	-	-	-	-	-	-
Issuance of stock for debt	-	-	-	-	-	-	-
Warrant expense	-	-	-	-	9,496	-	9,496
Option expense	-	-	-	-	90,688	-	90,688
Net loss	-	-	-	-	-	(376,879)	(376,879)
Balance March 31, 2020	-	$-	40,516,351	$405,164	$4,307,970	$(5,146,511)	$(433,377)

	Preferred Stock		Common Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance December 31, 2018	-	$-	39,117,524	$391,175	$3,527,238	$(3,188,334)	$730,079
Issuance of stock for compensation	-	-	136,000	1,360	32,640	-	34,000
Issuance of stock	-	-	315,000	3,150	70,600	-	73,750
Warrant expense	-	-	-	-	9,496	-	9,496
Option expense	-	-	-	-	96,149	-	96,149
Net loss	-	-	-	-	-	(391,389)	(391,389)
Balance March 31, 2019	-	$-	39,568,524	$395,685	$3,736,123	$(3,579,723)	$552,085

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2020	2019

Net cash used in operating activities	$(119,482)	$(216,202)

Cash flows from investing activities
Investment in equipment	-	(1,638)
Investment in patents	-	-
Net cash used in investing activities	-	(1,638)

Cash flows from financing activities
Payments on convertible notes	-	(37,500)
Proceeds from private placement offering	-	25,000
Net cash used in financing activities	-	(12,500)

Net change in cash	(119,482)	(230,340)
Cash and cash equivalents at beginning of period	409,039	1,276,654
Cash and cash equivalents at end of period	$289,557	$1,046,314
Supplemental Cash Flow Information
Cash paid for interest	$-	$69
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Stock issued for accrued liabilities	$-	$82,750

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
(Unaudited)

1.
Organization and Business.  Amarillo Biosciences, Inc. (the "Company" or "ABI"), is a diversified healthcare company engaged in the discovery and development of pharmaceutical and biotech products.  ABI is a Texas corporation which was formed in 1984.

2.
ABI primarily operates through three divisions:  Pharmaceutical, Medical and Consumer.  The Pharmaceutical division leverages our extensive library of clinical research by applying the Company's experience in the use of low-dose oral interferon (IFN) for the treatment of neoplastic, viral, and fibrotic diseases. ABI seeks to engage in patent licensing and commercialization opportunities with global partners. The Medical division is focused on developing technology to treat metabolism related diseases such as type-1 and type-2 diabetes in Asia, in addition to licensed distribution of surgical wound care products.  The Consumer division includes a range of nutraceutical and food supplement products that utilize a liposomal delivery system.  ABI currently has offices in the United States and Taiwan.  ABI operates in Taiwan under the name AMARILLO BIOSCIENCES, INC. TAIWAN BRANCH (美商康華全球生技股份有限公司 台灣分公司).

3.
Basis of presentation. The accompanying consolidated financial statements, which should be read in conjunction with the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 30, 2020, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

4.
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

5.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On March 31, 2020, a total of 49,969,579 shares of common stock were either issued (40,516,351), reserved for conversion of convertible debt to stock (3,529,417), issuance to two Company officers as compensation (333,912), one Company employee (6,309), reserved for issuance to investor (400,000), held for future compensation issue to a consultant (73,973), held for future exercise of nonqualified options (4,657,000), and warrants (452,617).

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

6.
Convertible Notes Payable – Related Party. As of December 31, 2019, the amount of convertible debt, including principal and accrued interest, on the Company’s balance sheet was $452,040.  The total balance of the principal and accrued interest for convertible promissory notes as of March 31, 2020, is $521,115. This amount consisted of the following convertible promissory notes payable to Dr. Stephen T. Chen, Chairman, CEO, President, and CFO, and i2China, a consultant, as shown in the table below.

Note #.	Conversion Rate	Interest Rate	March 31, 2020	December 31, 2019
Note 1 - Chen	$0.1680	0.75%	$117,644	$117,433
Note 2 - Chen	$0.1875	0.65%	$266,702	$266,281
Note 3.19 - Chen	$0.2500	1.85%	$39,801	$39,620
Note 4.19 - Chen	$0.2500	1.61%	$12,502	$12,453
Note 5.19 – i2China	$0.2500	1.85%	$16,326	$16,253
Note 6.20 - Chen	$0.2500	1.85%	$54,315	$-
Note 7.20 - Chen	$0.2500	1.60%	1,789	$-
Note 8.20 – i2China	$0.2500	1.85%	$12,036	$-
Total Convertible Notes – Related Party			$521,115	$452,040

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

1 Applicable Federal Rate

All shares issued are to be restricted subject to Rule 144 promulgated under the U.S. Securities Act of 1933. The Company may prepay the Note in whole or in part at any time without penalty.

On January 1, 2020, the Company issued Note #7.20 to Dr. Stephen T. Chen for deferred reimbursement of expenses advanced on behalf of ABI for $30,000, the maximum amount of reimbursable expense that could be deferred.  The Note is payable on January 1, 2021, or on demand and bears interest at the AFR1 short-term rate of 1.85%.  The note is an advancing note with a maximum limit of $30,000 whereby the Company promises to repay the aggregate Principal Amount advanced to date up to the stated maximum amount at Maturity.  ABI may request and the payee shall advance against the Note, until Maturity, the amount submitted on a completed and approved reimbursement form along with documentation of the amount to be advanced.  The Note may be convertible in whole or in part at a conversion price of $0.25 per share into Amarillo Biosciences, Inc., Common voting stock.  All shares issued are to be restricted subject to Rule 144 promulgated under the U.S. Securities Act of 1933. The Company may prepay the Note in whole or in part at any time without penalty.

On January 1, 2020, the Company issued Note #8.20 for deferred compensation to i2China Management Group, LLC in the amount of $48,000, the maximum amount of cash compensation that could be deferred in 2020.  The Note is payable on January 1, 2021, or on demand and bears interest at the AFR1 short-term rate of 1.85%.  The note is an advancing note with a maximum limit of $48,000 whereby the Company promises to repay the aggregate Principal Amount advanced to date up to the stated maximum amount at Maturity.  ABI may request and the payee shall advance up to $4,000 on the last day of each month until the note matures.  The Note may be convertible in whole or in part at a conversion price of $0.25 per share.

The notes are unsecured and are due on demand.  All shares issued on conversion are to be restricted subject to Rule 144 promulgated under the U.S. Securities Act of 1933.  The Company may prepay the notes in whole or in part at any time without penalty. The convertible notes due to Dr. Chen are related party notes.

7.
Other Related Party Transactions. Other than the aforementioned convertible notes activity, there were no related party transactions that occurred during the period from January 1, 2020 to March 31, 2020.

8.	Subsequent Events
Subsequent to the Balance Sheet date of March 31, 2020, 452,617 Warrants granted to i2China Management Group, LLC. on April 15, 2018, expired unexercised at 5:00 P.M. on April 14, 2020.  The Warrant Certificate was part of the Consulting Agreement dated May 3, 2018, effective April 15, 2018, between Amarillo Biosciences, Inc., and i2Management Group, LLC.  No other subsequent events occurred.

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

Overview. Amarillo Biosciences, Inc. (the "Company” or “ABI”) is a Texas corporation formed in 1984 engaged in developing biologics for the treatment of human and animal diseases. Our current focus is research aimed at the treatment of human disease indications, particularly influenza, hepatitis C, thrombocytopenia, and other indications using interferon alpha that is administered in a proprietary low dose oral form.  In addition to its core technology ABI is working to expand the Company’s current focus into a diversified healthcare business portfolio in order to generate new revenue streams.

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

The Company primarily operates three business units:  the Medical, Pharmaceutical, and Consumer Product Divisions.  Historically, the Company has focused on R&D involving low-dose, orally administered lozenges containing the natural immune system activator interferon-alpha as a treatment for a variety of disease indications. ABI owns a proprietary library of over thirty years of scientific and clinical data on the human and animal applications of low-dose oral interferon. Through the Pharmaceutical Division, ABI seeks to out-license or leverage in other ways its core technology by forming partnerships to develop current and new discoveries and commercialize the resulting products.

An integral part of the company’s operating strategy is to create multiple revenue streams through the implementation of programs (including but not limited to in-licensing) of medical and healthcare products and therapeutics. The Medical Division and Consumer Products Division facilitate the enhancement of these revenue streams. These programs will be the catalysts that allow ABI to enter markets in Taiwan, Hong Kong, China, and other Asian countries for the distribution of new medical and healthcare products.

Diabetes is a global epidemic with an estimated cost topping $2.5 trillion world-wide.  Taiwan, gateway to China and representative of the upward trend in diabetes prevalence and cost throughout Asia, saw a 70% increase in total diabetes cases between 2000-2009 with a 35% increase in standardized prevalence rate.  Currently, almost 2 million people suffer from diabetes in Taiwan, which equals 11% prevalence or 1 in 9 people, for a country with a population of around 18 million adults. The adoption of a Western diet and lifestyle has had more detrimental effects on East Asian countries with diabetes prevalence in Taiwan and China now outpacing the US and other Western nations.  Studies have shown that East Asians have weaker insulin secretions compared with other ethnicities which make controlling blood glucose more challenging which in turn makes them more susceptible to type-2 diabetes. The weaker insulin response seen in Taiwanese and Chinese populations could be due to certain genetic polymorphisms or differential intestinal secretions and helps explain why only 30-40% of East Asians with type-2 diabetes are overweight or obese compared to over 80% of Americans. So while obesity is on the rise in China, diabetes is climbing at a faster rate than other obesity-related diseases such as heart disease and cancer. Diabetic complications such as retinopathy which is a leading cause of blindness, peripheral neuropathies which contribute to delayed wound healing and amputations, and nephropathy which can necessitate dialysis and kidney transplant, are catastrophic both to quality of life and cost of care.

Currently, type-2 diabetes is treated as a chronic progressive disease with increases in both number and dose of drugs seen across a patient’s lifetime. Generally one or more oral hypoglycemic drugs are used for months or years until a combination of short and long-acting insulin is required to keep the patient’s blood glucose within normal limits. Unfortunately, once a patient’s pancreas is exhausted and they are finally forced to go on insulin, they require insulin for the rest of their lives. And even more unfortunate is that even with fairly well-controlled blood glucose levels, diabetics will face one or more undesirable complications with poor outcomes from cardiovascular, eye, nerve, or kidney disease secondary to their diabetes. This unsuccessful model of diabetes care is not satisfactory.

Over the past several years the Company has focused its research efforts towards the development of a novel pulsatile insulin infusion therapy in Taiwan that consists of delivering insulin intravenously by pump in pulses, as opposed to the typical subcutaneous route of administration, in order to more closely imitate how the pancreas secretes insulin in healthy non-diabetics.

When the liver receives insulin in discreet pulses, it appears to be better able to regulate blood glucose levels. Patients suffering from peripheral neuropathies have reported less numbness and pain after receiving pulsatile insulin infusion treatments for several weeks or months. Pulsatile-insulin treatments given once or twice a week for a number of months show promise in lessening the incidence and severity of microvascular complications of diabetes such as retinopathy, neuropathy, and nephropathy.  In addition, certain endpoints such as reduction of patient medications and avoidance of worsening kidney function leading to kidney dialysis can be achieved. ABI’s Medical Division has developed a proprietary insulin infusion pump dedicated for administering its pulsatile insulin therapy and is currently in the process of obtaining patents and medical device approvals, including 510k FDA clearance.

ABI plans to soon be able to offer an innovative and comprehensive diabetes treatment that provides solutions to all stages of diabetes from pre-diabetes through late-stage diabetes with advanced complications.  We plan to target Taiwan first as an R&D base and demonstration platform in Greater China, with plans to subsequently open clinics in China. Within the Medical division, ABI is also a licensed distributor of TissueAid™ biodegradable wound closure products in Taiwan.  ABI became the official distributor of TissueAid™ for the Taiwan market in the fourth quarter of 2017. The TissueAid™ product is developed by the first and only medical material research company for wound care, GJ Biotech Co Ltd.

The Consumer Product Division is presently focused on sales of liposomal nutraceuticals and food supplements that include Vitamin C, Glutathione, CoQ10, Curcumin/Resveratrol, DHA, and a Multi-Vitamin.

ABI maintains a representative branch office in Taiwan – Amarillo Biosciences, Inc. (Taiwan Branch) (美商康華全球生技股份有限公司 台灣分公司) (“ABI Taiwan”) to increase the Company's presence in Taiwan and serve as an operational hub to access growing Asian markets.

Core Technology. Injectable high-dose interferon is FDA-approved to treat some neoplastic, viral and autoimmune diseases.  Many patients experience moderate to severe side-effects, causing them to discontinue injectable interferon therapy.  Our core technology is a human interferon-alpha that is delivered into the oral cavity as a lozenge in low (nanogram) doses. The lozenge dissolves in the mouth where interferon binds to surface (mucosal) cells in the mouth and throat, resulting in activation of hundreds of genes in the peripheral blood that stimulate the immune system.  Human studies have shown that oral interferon is safe and effective against viral and neoplastic diseases. Oral interferon is given in concentrations 10,000 times less than that usually given by injection. The Company’s low-dose formulation results in almost no side effects, in contrast to high dose injectable interferon, which causes adverse effects in at least 50% of recipients.

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

Interferon Supply. The Company’s long-time human interferon producer is no longer manufacturing interferon.  Plans for further clinical trials and commercialization of a low-dose interferon product have been placed on hold until a new cGMP source of interferon is found.  ABI is actively seeking a new manufacturing partner and exploring sourcing options with pharmaceutical companies that have a supply of either recombinant interferon or natural human interferon made in a similar manner, but from a different cell line as our previous product.

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

While the pharmaceutical industry is creating and marketing new and effective anti-viral medications, there is still sufficient time to develop and commercialize low-dose interferon as a safer anti-viral treatment for Influenza, Hepatitis, and other conditions caused by viruses such as genital warts and canker sores. Interferon also has powerful cytotoxic effects which in combination with its immune stimulating activities could play a role in the rapidly expanding field of cancer immunotherapy.  Other demonstrated effects of interferon offer opportunities to commercialize low-dose interferon for the treatment of Thrombocytopenia and chronic cough in lung diseases such as COPD and Idiopathic Pulmonary Fibrosis (IPF).  The Company has the opportunity to capitalize on its relationship channels in the Asian markets to explore sources of raw materials, capital, production facilities, and to target a significant and growing sales market.

Intellectual Property. Since inception, the company has worked to build an extensive patent portfolio for low dose orally administered interferon.  This portfolio consists of patents with claims that encompass method of use or treatment, and/or composition of matter and manufacturing.  As listed below, the Company presently owns or licenses five issued patents.

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

Results of Operations for Quarters Ended March 31, 2020 and 2019:

Revenues.  ABI reported revenue for the quarter ended March 31, 2020, of $15,200 from sales of liposomal nutraceuticals.  Revenue for the same period in 2019 was $4,076 also from sales of nutraceuticals.  The cost of sales for the first quarter of 2020 was $10,806 as compared to $2,718 for cost of sales in 2019.  The cost of goods sold in 2020 was 71% of sales making gross profit on sales for 2020 29%.  The 2019 cost of sales and gross profit was 67% and 33%, respectively.

Research and Development Expenses.  The R&D activity in 2020 was $0 as compared to 2019 when there were $2,386 direct R&D expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $9,208 (2%) lower in 2020 than 2019 largely due to reduction in salary expense.

Operating Loss.  The Company's operating loss was $ 375,874 which was $14,630 (4%) lower for 2020 than 2019 mostly due to the SG&A expense decrease constituted by salary decreases.

Interest Expense.  During the three months ended March 31, 2020, interest expense,net was $1,005, compared to $885 for the three months ended March 31, 2019. The interest expense recognized in the three months ended March 31, 2020 is mostly due to accrued interest for convertible debt notes.

Net Loss. Net loss attributable to common shareholders was $376,879 which was $14,510 (4%) less during 2020 than 2019. This decrease was mainly due to a reduction of selling, general and administrative expenses in 2020.

Liquidity and Capital Resources

At March 31, 2020, the Company had available cash of $289,557 whereas it had a cash position of $409,039 as of December 31, 2019. The Company had working capital of $(580,993) at the end of March 2020. As of December 31, 2019, the working capital was $(308,014). The average monthly burn rate in 2020 was $41,000, with a 12-month trailing average of $67,500. Moving forward we expect the burn rate will be between $41,000 and $67,500. ABI continues to develop and establish new revenue streams to become, and maintain the position of, a profitable going concern. Two major areas of focus are to (1) continue to leverage ABI’s core technology pharmaceutical development platform, low-dose oral interferon, and (2) commercialize its metabolic restoration therapy for the treatment of diabetes. ABI aggressively seeks to monetize its existing and any newly developed intellectual property and estimates its short-term project development financing needs to be between $3,000,000 and $5,000,000 depending upon project negotiated terms and structuring yet to be determined.

There can be no assurance that we will be successful in our efforts to make the Company profitable.  If those efforts are not successful, we will be forced to cease operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this Item 3.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by the Annual Report on Form 10-K for the fiscal year ended  December 31, 2019, and this Form 10-Q Quarterly Report for the quarter ending March 31, 2020, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”)/Chief Financial Officer (“CFO”), and Accounting Consultant as to the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO/CFO and Accounting Consultant have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO/CFO and accounting consultant, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
From January 1, 2020 through the date this report was filed, no Company shares were issued.

ITEM 3.	Defaults Upon Senior Securities.
None

ITEM 4.	Mine Safety Disclosures.
Not applicable

ITEM.5.	Other Information.
None

ITEM 6.	Exhibits.

3(i)†	Restated Certificate of Formation of the Company, dated and filed July 27, 2015.
3(ii)††	Bylaws of the Company, as amended July 10, 2015.
4.1*	Specimen Common Stock Certificate.
4.2*	Form of Underwriter's Warrant.
10.1(11)	2008 Stock Incentive Plan dated May 20, 2008.
10.2*	License Agreement dated as of March 22, 1988 between the Company and The Texas A&M University System.
10.30***	Amendment No. 1 dated September 28, 1998 to License Agreement of March 22, 1988 between The Texas A&M University System and the Company.
10.72***	2018 Employee Stock Option Plan
10.73***	2018 Officer, Directors, Employees and Consultants Nonqualified Stock Option Plan
10.74***	Stock Option Agreement – Nonqualified Stock Option
10.75***	Stock Option Agreement – Employee Plan
31.1
Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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
AMARILLO BIOSCIENCES, INC.
Date: May 15, 2020	By: /s/ Stephen Chen Stephen Chen, Chairman of the Board, Chief Executive Officer and Chief Financial Officer