Form 10-Q
period 2020-06-30
AMARILLO BIOSCIENCES INC
filed 2020-08-12
CIK 1014763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________
(Mark One)
[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____to____      Commission File No. 0-20791
_____________________________
AMARILLO BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)
___________________________________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [√ ]	Smaller reporting company [√]
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
40,916,351 shares of common stock, par value $0.01 per share, outstanding as of August 12, 2020

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Balance Sheets
(Unaudited)
	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$172,802	$409,039
Accounts receivable	751	-
Inventory	3,675	4,131
Prepaid expense and other current assets	14,583	32,125
Total current assets	191,811	445,295
Patents, net	141,257	146,263
Property and equipment, net	3,904	5,068
Total assets	$336,972	$596,626

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$292,241	$208,727
Advances from investors	10,000	100,000
Convertible notes payable – related party	578,664	444,581
Total current liabilities	880,905	753,308
Total liabilities	880,905	753,308

Stockholders' equity (deficit)
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000,
Issued and outstanding shares – 0 at June 30, 2020 and December 31, 2019	-	-
Common stock, $0.01 par value:
Authorized shares - 100,000,000,
Issued and outstanding shares –40,916,351 and 40,516,351 at June 30, 2020 and December 31, 2019, respectively	409,164	405,164
Additional paid-in capital	4,495,380	4,207,786
Accumulated deficit	(5,448,477)	(4,769,632)
Total stockholders’ equity (deficit)	(543,933)	(156,682)
Total liabilities and stockholders’ equity (deficit)	$336,972	$596,626

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019

Revenues	$484	$606	$15,684	$4,682
Cost of revenues	(292)	(563)	(11,098)	(3,281)
Gross margin	192	43	4,586	1,401

Operating expenses:
Research and development expenses	389	50,124	389	52,510
Selling, general and administrative expenses	300,472	404,958	680,740	794,493
Total operating expenses	(300,861)	(455,082)	(681,129)	(847,003)

Operating income (loss)	(300,669)	(455,039)	(676,543)	(845,602)

Other income (expense)
Interest income (expense), net	(1,297)	1,522	(2,302)	637
Net income (loss)	(301,966)	(453,517)	(678,845)	(844,965)

Basic and diluted net loss per average share available to common shareholders	$(0.02)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding – basic and diluted	40,516,351	39,624,247	40,516,351	39,444,456

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Stockholders’ Equity (Deficit)
For the six months ended June 30, 2020 and 2019 (Unaudited)
	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares	Par Value

Balance December 31, 2019	-	$-	40,516, 351	$405,164	$4,207,786	$(4,769,632)	$(156,682)
Issuance of stock for compensation			-	-	-		-
Issuance of stock for cash			400,000	4,000	96,000		100,000
Issuance of stock for debt			-	-	-	-	-
Warrant expense					10,218		10,218
Option expense					181,376		181,376
Net loss	-	-	-	-	-	(678,845)	(678,845)
Balance June 30, 2020	-	$-	40,916,351	$409,164	$4,495,380	$(5,448,477)	$(543,933)

Balance December 31, 2018	-	$-	39,117,524	$391,175	$3,527,238	$(3,188,334)	$730,079

Compensation – i2china (Q4 2018 accrual)	-	-	40,170	401.70	11,598	-	12,000
Compensation – Cohen and Chen (Q4 2018 accrual)	-	-	191,505	1,915.05	55,585	-	57,500

Subscription Issuance – Hen Vai Wu	-	-	200,000	2,000	48,000	-	50,000

Finder’s fee issuance – Hen Vai Wu			115,000	1,150	22,600		23,750

Warrant expense	-	-	-	-	18,992	-	18,992

Option expense	-	-			192,298	-	192,298

Net loss for the period ended June 30, 2019	-	-	-	-	-	(844,965)	(844,965)
Balance June 30, 2019	-	$-	39,664,199	$396,642	$3,876,311	$(4,033,299)	$(239,654)

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2020	2019

Net cash used in operating activities	$(244,967)	$(539,076)

Cash flows from investing activities
Investment in patents	(1,270)	(1,637)
Net cash used in investing activities	(1,270)	(1,637)

Cash flows from financing activities
Payments on convertible notes	-	(37,500)
Advances from shareholder	10,000	-
Proceeds from private placement offering	-	25,000
Net cash used in financing activities	10,000	(12,500)

Net change in cash	(236,237)	(553,213)
Cash and cash equivalents at beginning of period	409,039	1,276,654
Cash and cash equivalents at end of period	$172,802	$723,441
Supplemental Cash Flow Information
Cash paid for interest	$-	$203
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Stock issued for accrued liabilities	$-	$93,250
Stock issued for advances from investors	$100,000	$25,000

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
(Unaudited)

1.
Organization and Business.  Amarillo Biosciences, Inc. (the "Company" or "ABI"), is a diversified healthcare company engaged in the discovery and development of pharmaceutical and biotech products.  ABI is a Texas corporation which was formed in 1984.

2.
ABI primarily operates through three divisions:  Pharmaceutical, Medical and Consumer.  The Pharmaceutical division leverages our extensive library of clinical research by applying the Company's experience in the use of low-dose non-injectable interferon (IFN) for the treatment of neoplastic, viral, and fibrotic diseases. ABI seeks to engage in patent licensing and commercialization opportunities with global partners. The Medical division is focused on developing technology to treat metabolism related diseases such as type-1 and type-2 diabetes in Asia, The Consumer division includes a range of nutraceutical and food supplement products that utilize a unique liposomal delivery system.  ABI currently has offices in the United States and Taiwan.  ABI operates in Taiwan under the name AMARILLO BIOSCIENCES, INC. TAIWAN BRANCH (美商康華全球生技股份有限公司 台灣分公司).

3.
Basis of presentation. The accompanying consolidated financial statements, which should be read in conjunction with the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 30, 2020, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

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

5.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On June 30, 2020, a total of 49,662,450 shares of common stock were either issued (40,916,351), reserved for conversion of convertible debt to stock (3,529,417), issuance to two Company officers as compensation (453,726), one Company employee (6,309), held for future compensation issue to a consultant (99,647), and held for future exercise of nonqualified options (4,657,000).

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

6.
Convertible Notes Payable – Related Party. As of December 31, 2019, the amount of convertible debt, including principal and accrued interest, on the Company’s balance sheet was $452,040.  The total balance of the principal and accrued interest for convertible promissory notes as of June 30, 2020, is $595,571. This amount consisted of the following convertible promissory notes payable to Dr. Stephen T. Chen, Chairman, CEO, President, and CFO, and i2China, a consultant, as shown in the table below.

Note #.	Conversion Rate	Interest Rate	June 30, 2020	December 31, 2019
Note 1 - Chen	$0.1680	0.75%	$117,861	$117,433
Note 2 - Chen	$0.1875	0.65%	$267,134	$266,281
Note 3.19 - Chen	$0.2500	1.85%	$39,986	$39,620
Note 4.19 - Chen	$0.2500	1.61%	$12,550	$12,453
Note 5.19 – i2China	$0.2500	1.85%	$16,401	$16,253
Note 6.20 - Chen	$0.2500	1.85%	$109,051	$-
Note 7.20 - Chen	$0.2500	1.60%	$8,421	$-
Note 8.20 – i2China	$0.2500	1.85%	$24,167	$-
Total Convertible Notes (including accrued Interest) – Related Party			$595,571	$452,040

Dr. Stephen T. Chen, Chairman, CEO, President, and CFO, and i2China Management Group, LLC, the Company’s management consultant, elected to defer cash compensation during a period of development and fundraising.  The parties received convertible promissory notes in consideration of the deferrals.

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

1 Applicable Federal Rate

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

7.
Other Related Party Transactions. Other than the aforementioned convertible notes activity, there were no related party transactions that occurred during the period from January 1, 2020 to June 30, 2020.

8.	Subsequent Events
On July 29, 2020, the Company renewed its Directors and Officers Liability Insurance Policy for the period July 29, 2020 through July 29, 2021.  The Company tendered payment for extended coverage from June 1, 2020 through June 29, 2020, for the U.S. and Taiwan Branch Office policies and a down-payment for the financing of the premium balance for the renewal period.  The Company entered into a finance agreement with BankDirect Capital Finance for the renewal amount of $67,687 less the down-payment of $27,675.  The remaining balance of $40,012 is to be carried at a six percent (6%) annual percentage rate for eight monthly payments of $5,115 principal and interest.  The total finance charge paid will be $905 over the course of the agreement.

On July 28, 2020, Dr. Stephen T. Chen, Chairman, CEO, President, and CFO, executed and submitted a Private Place Memorandum for the purchase of 520,833 Common voting shares at $0.192 per share through the Company’s 2020-1 Private Placement Stock Offering.  The total amount of the investment is $100,000 of which $50,000 has been submitted by Dr. Chen.  The balance of the cash is expected to be received by August 31, 2020, at which time the shares will be issued.

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

Diabetes is a global epidemic with an estimated cost topping $2.5 trillion world-wide.  Taiwan, gateway to China and representative of the upward trend in diabetes prevalence and cost throughout Asia, saw a 70% increase in total diabetes cases between 2000-2009 with a 35% increase in standardized prevalence rate.  Currently, almost 2 million people suffer from diabetes in Taiwan, which equals 11% prevalence or 1 in 9 people, for a country with a population of around 18 million adults. The adoption of a Western diet and lifestyle has had more detrimental effects on East Asian countries with diabetes prevalence in Taiwan and China now outpacing the US and other Western nations.  Studies have shown that East Asians have weaker insulin secretions compared with other ethnicities which make controlling blood glucose more challenging which in turn makes them more susceptible to type-2 diabetes. The weaker insulin response seen in Taiwanese and Chinese populations could be due to certain genetic polymorphisms or differential intestinal secretions and helps explain why only 30-40% of East Asians with type-2 diabetes are overweight or obese compared to over 80% of Americans. While obesity is on the rise in China, diabetes is climbing at a faster rate than other obesity-related diseases such as heart disease and cancer. Diabetic complications such as retinopathy, which is a leading cause of blindness, peripheral neuropathies which contribute to delayed wound healing and amputations, and nephropathy which can necessitate dialysis and kidney transplant, are catastrophic both to quality of life and cost of care.

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

ABI plans to offer an innovative and comprehensive diabetes treatment that provides solutions to all stages of diabetes from pre-diabetes through late-stage diabetes with advanced complications.  We intend to target Taiwan first as an R&D base and demonstration platform in Greater China, then subsequently establish a licensing platform for clinics in China.  The Consumer Product Division is presently focused on sales of liposomal nutraceuticals and food supplements that include Vitamin C, Glutathione, CoQ10, Curcumin/Resveratrol, DHA, and a Multi-Vitamin.

ABI maintains a representative branch office in Taiwan – Amarillo Biosciences, Inc. (Taiwan Branch) (美商康華全球生技股份有限公司 台灣分公司) (“ABI Taiwan”) to increase the Company's presence in Taiwan and serve as an operational hub to access growing Asian markets.

Core Technology. Injectable high-dose interferon is FDA-approved to treat some neoplastic, viral and autoimmune diseases.  Many patients experience moderate to severe side-effects, causing them to discontinue injectable interferon therapy.  Our core technology is primarily based on low-dose non-injectable interferon-alpha that is delivered into the oral cavity as a lozenge in low (nanogram) doses. The lozenge dissolves in the mouth where interferon binds to surface (mucosal) cells in the mouth and throat, resulting in activation of hundreds of genes in the peripheral blood that stimulate the immune system.  Human studies have shown that oral interferon is safe and effective against viral and neoplastic diseases. Oral interferon is given in concentrations 10,000 times less than that usually given by injection. The Company’s low-dose formulation results in almost no side effects, in contrast to high dose injectable interferon, which causes adverse effects in at least 50% of recipients.

Governmental or FDA approval is required for low-dose oral interferon.  We believe that our technology is sound and can be commercialized for various indications.  Due to occurrences in the interferon supply market over the past several years, we have been unsuccessful at such commercialization to date.  However, as a result of Covid-19, Chinese government health authorities recently recommended use of anti-AIDS drugs and interferon.  The Company believes this has brought renewed attention in the importance of incorporating low-dose interferon as a treatment to stem the pandemic.  In light of the circumstances, ABI is uniquely positioned to potentially develop these safe, low-dose interferon.

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

Results of Operations for Quarters Ended June 30, 2020 and 2019:

Revenues.  ABI reported revenue for the quarter ended June 30, 2020, of $484 from sales of liposomal nutraceuticals.  Revenue for the same period in 2019 was $606 also from sales of nutraceuticals.  The cost of sales for the second quarter of 2020 was $292 as compared to $563 for cost of sales in 2019.  The cost of goods sold in 2020 was 60% of sales making gross profit on sales for 2020 40%.

Research and Development Expenses.  The R&D activity in 2020 was $389 as compared to 2019 when there were $50,124 direct R&D expenses.  The large expenditure in 2019 was the initial development investment for the metabolic pump which consisted of modification of LCD function, prototype development, hardware and software engineering.  The amount expended in 2020 through June 30, 2020, was testing and fine tuning.  The spread of Covid-19 in 2020 slowed the development and testing process.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $104,486 (26%) lower in 2020 than 2019 largely due to reductions in salary, professional fees, accounting and other expenses.

Operating Loss.  The Company's operating loss was $300,669 which was $154,370 (34%) lower for 2020 than the 2019 operating loss of $455,039 mostly due to the SG&A expense decrease constituted by salary decreases.

Interest Income and Expense.  During the three months ended June 30, 2020, interest income was $120 consisting of interest earned on two interest-bearing bank accounts.  Interest expense recognized in those three months was $1,415 due to accrued interest for convertible debt - notes payable.

Net Loss. Net loss attributable to common shareholders was $301,966 which was $151,551 (33%) less during 2020 than 2019. This decrease was mainly due to a reduction of selling, general and administrative expenses in 2020.

Results of Operations for the Six Months Ended June 30, 2020 and 2019:

Revenues.  The total revenue recognized from the sale of nutraceuticals was $15,684 through June 30, 2020, as compared to $4,682 for the first six months of 2019, an increase of $11,002 or 235%.

Cost of Revenues.  Cost of sales for the six months ended June 30, 2020 was $11,098. For the six months ended June 30, 2019, the cost of sales was $3,281.  The increase in cost of sales for 2020 as compared to 2019 for the six month period was $7,817, or 238%.  Gross profit for six months ended June 30, 2020 was $4,586 compared to $1,401 for the six months ended June 30, 2019, an increase of $3,185 or 227%.

Research and Development Expenses.  There was a decrease in R&D activity for the six months ended June 30, 2020, of $52,121, 99%.  R&D activity is anticipated to ramp up significantly in both the U.S. and Asian markets.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $680,740 were incurred for the first six months of 2020, compared to $794,493 for the first six months of 2019, an increase of $113,753 (14%).  The 2020 decrease was due in large part to decreases in numerous expense line items.  Expense decreases of 2020 over 2019 primarily include:  (1) Salaries and wages - $171,995 compared to $225,457 (a decrease of $53,462 or 24%); (2) payroll tax expense decreases related to decreased salaries - $4,303 compared to $18,981 (a decrease of $14,678 or 77%); (3) travel, meals, and entertainment - $14,349 compared to $30,060 (a decrease of $17,711 or 52%); (4) professional fees - $129,394 compared to $141,612 (a decrease of $12,218 or 9%); and (5) occupancy expense (rent) - $21,439 compared to $29,280 (a decrease of $7,841 or 27%).

There were also areas where expenses increased for the 2020 – 2019 comparative period.  These expense items include:  (1) Insurance expense including general liability, directors & officers liability, group health insurance, and property casualty - $42,519 compared to $32,586 ( an increase of $9,933 or 30%); and (2) legal services - $6,362 compared to $2,271 (an increase of $4,091 or 180%).

Operating Loss.  In the six month period ended June 30, 2020, the Company's operating loss was $676,543 compared to an operating loss for the six month period ended June 30, 2019 of $845,602, a $169,059 (20%) decrease.  The decreased selling, general, and administrative expenses in 2020 was a major factor in decreasing the operating loss.

Interest Income and Expense.  During the six month period ended June 30, 2020, there was interest income of $281 versus expense of $2,532 for the same period of 2019.  Cash balances were higher for the 2019 period resulting in greater interest income.

Interest expense was $2,583 for the six months ended June 30, 2020, compared to $1,895 for the six month period ended June 30, 2019, an increase of $688 (36%).  The increase in interest expense for 2020 was precipitated by the continued deferral of salary for Dr. Chen and consulting fees for i2china, both of which were included in the outstanding balances for Convertible Notes – Related Party as explained in footnote 6 to financial statements.  There was an increase in outstanding Convertible Debt- Related Party for the period December 31, 2019, through June 30, 2020, in the amount of $134,083, from $444,581to $578,664.  As shown in the table of footnote 6, principal and interest for the notes increased from $452,040 on December 31, 2019 to $595,571 as of June 30, 2020, or $143,531, or 32%.

Net Loss. The Net Loss for the first half of 2020, decreased to $678,845 from $844,965 in 2019, an increase of $166,120 (20%) for the period.  The major constituents of the decrease in net loss are the decreases in operating expenses in the first six months of 2020 previously discussed.

Liquidity and Capital Resources

As of June 30, 2020, the Company had available cash of $172,802 whereas it had a cash position of 723,443 for the same period in 2019 and $409,039 as of December 31, 2019.  The Company had a working capital deficit of $689,094 at the end of June 2020, and working capital of $88,383 for the same period in 2019, a reduction of 622%.  As of December 31, 2019, working capital was a deficit of $308,013.  The average monthly burn rate in 2020, was $41,000 with a 12-month trailing average of $67,500.  Going forward, we expect that the burn rate will continue to be in that same range.

As explained in the previous paragraph entitled Selling, General, and administrative Expenses, the Company did, indeed, reduce expenses by an overall amount of $160,528 or 19%.  Significant reductions were made in the areas discussed in that paragraph.  A comparative review of cash flows for the six-month periods ending June 30, 2020 and 2019 reveal that cash used for operations in 2020 was $441,105 as compared to $945,598 used in 2019.  In 2020, the Company used $1,270 for investing activities while investing activities provided $39,845 through the investment in patents.  Financing activities provided $201,594 in 2020 and $354,540 in 2019.

ABI continues to develop and establish new revenue streams to become, and maintain, the position of a profitable going concern.  Two major areas of focus are (1) to continue to leverage the Company’s core technology, the development and application of low-dose oral interferon, and (2) to commercialize its metabolic restoration therapy for the treatment of diabetes and other metabolic diseases.  ABI aggressively seeks to monetize its existing intellectual property as well as potential new discoveries and estimates its short-term project development needs to be between $3,000,000 and $5,000,000 depending upon project negotiated terms and structuring yet to be determined.

There can be no assurance that we will be successful in our efforts to make the Company profitable.  If those efforts are not successful, we will be forced to cease operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this Item 3.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by the Annual Report on Form 10-K for the fiscal year ended  December 31, 2019, and this Form 10-Q Quarterly Report for the quarter ending June 30, 2020, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”)/Chief Financial Officer (“CFO”), and the Consulting Accounting Manager as to the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO/CFO and Accounting Manager have concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO/CFO and accounting manager, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

As a result of the existence of these material weaknesses as of June 30, 2019, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This interim report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this interim report.

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
On December 31, 2019, the Company received $100,000 for investment through the 2019-2 Private Placement Equity Security Offering.  The executed Private Placement Memorandum (PPM) was not received until January 6, 2020.  The equity purchase was for 400,000 ABI Common voting shares at $0.25 per share.  The stock was subsequently ordered on July 20, 2020, effectively issued in June, 2020.

The 2020-1 Private Placement Equity Security Offering was unanimously authorized and approved by Consent of ABI Board of Directors.  The Company offered up to 5,208,334 shares of Common voting stock at a price of $0.192 per share for an aggregate amount of $1,000,000.

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
Date: August 12, 2020	AMARILLO BIOSCIENCES, INC. By: /s/ Stephen Chen
Stephen Chen, Chairman of the Board, Chief Executive Officer and Chief Financial Officer