Form 10-Q
period 2020-09-30
AMARILLO BIOSCIENCES INC
filed 2020-11-13
CIK 1014763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
41,016,351 shares of common stock, par value $0.01 per share, outstanding as of November 13, 2020

AMARILLO BIOSCIENCES, INC.

PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements
Amarillo Biosciences, Inc.
Balance Sheets
(Unaudited)
	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$83,767	$409,039
Accounts receivable	751	-
Inventory	3,452	4,131
Prepaid expense and other current assets	69,960	32,125
Total current assets	157,930	445,295
Patents, net	139,774	146,263
Property and equipment, net	3,576	5,068
Total assets	$301,280	$596,626

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$359,996	$208,727
Advances from investors	85,000	100,000
Convertible notes payable – related party	632,814	444,581
Total current liabilities	1,077,810	753,308
Total liabilities	1,077,810	753,308

Stockholders' equity (deficit)
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000,
Issued and outstanding shares – 0 at September 30, 2020 and December 31, 2019	-	-
Common stock, $0.01 par value:
Authorized shares - 100,000,000,
Issued and outstanding shares –40,916,351 and 40,516,351 at September 30, 2020 and December 31, 2019, respectively	409,164	405,164
Additional paid-in capital	4,586,068	4,207,786
Accumulated deficit	(5,771,762)	(4,769,632)
Total stockholders’ equity (deficit)	(776,530)	(156,682)
Total liabilities and stockholders’ equity (deficit)	$301,280	$596,626

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Operations
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019

Revenues	$192	$4,786	$15,876	$9,468
Cost of revenues	(123)	(3,368)	(11,221)	(6,649)
Gross margin	69	1,418	4,655	2,819

Operating expenses:
Research and development expenses	-	-	389	52,510
Selling, general and administrative expenses	321,153	366,824	1,001,893	1,161,317
Total operating expenses	(321,153)	(366,824)	(1,002,282)	(1,213,827)

Operating income (loss)	(321,084)	(365,406)	(997,627)	(1,211,008)

Other income (expense)
Interest income (expense), net	(2,201)	(809)	(4,503)	(172)
Net income (loss)	(323,285)	(366,215)	(1,002,130)	(1,211,180)

Basic and diluted net loss per average share available to common shareholders	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding – basic and diluted	40,516,351	40,156,334	40,620,055	39,684,743

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Statements of Stockholders’ Equity (Deficit)
For the nine months ended September 30, 2020 and 2019 (Unaudited)
	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares	Par Value

Balance December 31, 2019	-	$-	40,516, 351	$405,164	$4,207,786	$(4,769,632)	$(156,682)
Issuance of stock for compensation			-	-	-		-
Issuance of stock for cash			400,000	4,000	96,000		100,000
Issuance of stock for debt			-	-	-	-	-
Warrant expense					10,218		10,218
Option expense					272,064		272,064
Net loss	-	-	-	-	-	(1,002,130)	(1,002,130)
Balance September 30, 2020	-	$-	40,916,351	$409,164	$4,586,068	$(5,771,762)	$(776,530)

Balance December 31, 2018	-	$-	39,117,524	$391,175	$3,527,238	$(3,188,334)	$730,079

Compensation – i2China (Q4 2018 accrual)	-	-	40,170	401.70	11,598	-	12,000
Compensation – Cohen and Chen (Q4 2018 accrual)	-	-	191,505	1,915.05	55,585	-	57,500

Subscription Issuance – Hen Vai Wu	-	-	200,000	2,000	48,000	-	50,000

Finder’s fee issuance – Hen Vai Wu			115,000	1,150	22,600		23,750

Warrant expense	-	-	-	-	28,488	-	28,488

Option expense	-	-	-	-	288,447	-	288,447

Conversion	-	-	552,152	5,522	94,478	-	100,000

Subscription issuance – Assyrea Ltd.	-	-

Net loss for the period ended September 30, 2019	-	-	-	-	-	(1,211,180)	(1,211,180)
Balance September 30, 2019	-	$-	40,216,351	$402,164	$4,076,434	$(4,399,514)	$79,084

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2020	2019

Net cash used in operating activities	$(244,967)	$(539,076)

Cash flows from investing activities
Investment in equipment	-	(1,638)
Investment in patents	(1,891)	(405)
Net cash used in investing activities	(1,891)	(2,043)

Cash flows from financing activities
Payments on convertible notes	-	(37,500)
Advances from shareholder	35,000	-
Proceeds from private placement offering	50,000	25,000
Net cash used in financing activities	85,000	(12,500)

Net change in cash	(325,272)	(793,882)
Cash and cash equivalents at beginning of period	409,039	1,276,654
Cash and cash equivalents at end of period	$83,767	$482,772
Supplemental Cash Flow Information
Cash paid for interest	$4,895	$727
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Stock issued for accrued liabilities	$-	$93,250
Stock issued for advances from investors	$100,000	$25,000
Stock issued for advances from investors	$-	$100,000

See accompanying notes to financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
(Unaudited)

1.
Organization and Business.  Amarillo Biosciences, Inc. (the "Company" or "ABI"), is a diversified healthcare company engaged in the discovery and development of pharmaceutical and biotech products.  ABI is a Texas corporation which was formed in 1984.

2.
ABI primarily operates through three divisions:  Pharmaceutical, Medical and Consumer.  The Pharmaceutical division leverages our extensive library of clinical research by applying the Company's experience in the use of low-dose non-injectable interferon (IFN) for the treatment of neoplastic, viral, and fibrotic diseases. ABI seeks to engage in patent licensing and commercialization opportunities with global partners. The Medical division is focused on developing technology to treat metabolism related diseases such as type-1 and type-2 diabetes in Asia. The Consumer division includes a range of nutraceutical and food supplement products that utilize a unique liposomal delivery system.  ABI currently has offices in the United States and Taiwan.  ABI operates in Taiwan under the name AMARILLO BIOSCIENCES, INC. TAIWAN BRANCH (美商康華全球生技股份有限公司 台灣分公司).

3.
Basis of presentation. The accompanying consolidated financial statements, which should be read in conjunction with the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 30, 2020, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

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

5.
Common Stock.  The shareholders have authorized 100,000,000 shares of voting common shares for issuance.  On September 30, 2020, a total of 50,073,805 shares of common stock were either issued (40,916,351), reserved for conversion of convertible debt to stock (3,529,417), issuance to two Company officers as compensation (582,670), one Company employee (6,309), held for future compensation issue to a consultant (127,278), held for payment of stock for legal services (54,780), held for payment of stock for R&D services (200,000), and held for future exercise of nonqualified options (4,657,000).

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

6.
Convertible Notes Payable – Related Party. As of December 31, 2019, the amount of convertible debt principal, on the Company’s balance sheet was $444,581.  The total balance of the principal for convertible promissory notes as of September 30, 2020, is $632,814. This amount consisted of the following convertible promissory notes payable to Dr. Stephen T. Chen, Chairman, CEO, President, and CFO, and i2China, a consultant, as shown in the table below.

Note #.	Conversion Rate	Interest Rate	September 30, 2020	December 31, 2019
Note 1 - Chen	$0.1680	0.75%	$114,026	$114,026
Note 2 - Chen	$0.1875	0.65%	$262,500	$262,500
Note 3.19 - Chen	$0.2500	1.85%	$39,620	$39,620
Note 4.19 - Chen	$0.2500	1.61%	$12,436	$12,453
Note 5.19 – i2China	$0.2500	1.85%	$16,000	$16,000
Note 6.20 - Chen	$0.2500	1.85%	$162,450	$-
Note 7.20 - Chen	$0.2500	1.60%	$1,782	$-
Note 8.20 – i2China	$0.2500	1.85%	$24,000	$-
Total Convertible Notes – Related Party			$632,814	$444,581

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

7.
Other Related Party Transactions. Other than the aforementioned convertible notes activity, there were no related party transactions that occurred during the period from January 1, 2020 to September 30, 2020.

8.
Subsequent Events.  On October 14, 2020, subsequent to the balance sheet date, the Company issued 100,000 shares of its Common voting stock to UHO Wellness Corporation as compensatory shares for services provided pursuant to a Medical Device Development Agreement entered into on February 13, 2020.  The shares are restricted pursuant Rule 144 in that they cannot be sold or otherwise traded for a minimum period of six months from the date of issue.[2]

1 Applicable Federal Rate - the minimum interest rate that the Internal Revenue Service (IRS) allows for private loans. The IRS publishes a monthly  set of interest rates that the agency considers the minimum market rate for loans, whereas, interest rates less than the AFR would have tax implications.
2 The stock was issued as of October 1, 2020.

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

When the liver receives insulin in discreet pulses, it appears to be better able to regulate blood glucose levels. Patients suffering from peripheral neuropathies have reported less numbness and pain after receiving pulsatile insulin infusion treatments for several weeks or months. Pulsatile insulin treatments given once or twice a week for a number of months show promise in lessening the incidence and severity of microvascular complications of diabetes such as retinopathy, neuropathy, and nephropathy.  In addition, certain endpoints such as reduction of patient medications and avoidance of worsening kidney function leading to kidney dialysis can be achieved. ABI’s Medical Division has developed a proprietary insulin infusion pump dedicated for administering its pulsatile insulin therapy and is currently in the process of obtaining patents and medical device approvals, including 510k FDA clearance.

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

Core Technology. Injectable high-dose interferon is FDA-approved to treat some neoplastic, viral and autoimmune diseases.  Many patients experience moderate to severe side-effects, causing them to discontinue injectable interferon therapy.  Our core technology is primarily based on low-dose non-injectable interferon-alpha that is delivered into the oral cavity as a lozenge in low doses. The lozenge dissolves in the mouth where interferon binds to surface (mucosal) cells in the mouth and throat, resulting in activation of hundreds of genes in the peripheral blood that stimulate the immune system.  Human studies have shown that oral interferon is safe and effective against viral and neoplastic diseases. Oral interferon is given in concentrations 10,000 times less than that usually given by injection. The Company’s low-dose formulation results in almost no side effects, in contrast to high dose injectable interferon, which causes adverse effects in at least 50% of recipients.

Governmental or FDA approval is required for low-dose oral interferon.  We believe that our technology is sound and can be commercialized for various indications.  Due to occurrences in the interferon supply market over the past several years, we have been unsuccessful at such commercialization to date.  However, as a result of Covid-19, Chinese government health authorities recently recommended use of anti-AIDS drugs and interferon.  The Company believes this has brought renewed attention in the importance of incorporating low-dose interferon as a treatment to stem the pandemic.  In light of the circumstances, ABI is uniquely positioned to potentially develop safe, low-dose interferon.

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

Results of Operations for Quarter Ended September 30, 2020 and 2019:

Revenues.  ABI reported revenue for the quarter ended September 30, 2020, of $192 from sales of liposomal nutraceuticals.  Revenue for the same period in 2019 was $4,786 also from sales of nutraceuticals.  The cost of sales for the third quarter of 2020 was $123 as compared to $3,368 for cost of sales in 2019.  Gross profit for the quarter in 2020 was $69 as compared to $1,418 in 2019, a decrease of $1,349.

Research and Development Expenses.  There were no R&D expenditures for the third quarter of 2020 and none for the same period in 2019.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the third quarter of 2020 were $321,153 as compared to $366,824 for the same period in 2019, a decrease of $45,671 12%.  The decrease was largely due to reductions in salary and related expenses; travel, entertainment and business meals; dues and subscriptions; and expenses for accounting and other professional fees.

Operating Loss.  The Company's operating loss was $321,084 which was $44,322 (12%) lower for 2020 than the 2019 operating loss of $365,406 mostly due to decreases in SG&A expenses.

Interest Income and Expense.  During the three months ended September 30, 2020, interest income was $75 consisting of interest earned on two interest-bearing bank accounts.  Interest income for 2019 was $213, $138 or 65% higher than the previous year.  Interest expense recognized in those three months was $2,111 due to accrued interest for convertible debt - notes payable.  For the same period in 2019, interest expense was $1,026.

Net Loss. Net loss attributable to common shareholders was $323,285 which was $42,930 (12%) less in 2020 than the 2019 loss of $366,215. This decrease was mainly due to a reduction of selling, general and administrative expenses in 2020.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019:

Revenues.  The total revenue recognized from the sale of nutraceuticals was $15,876 through September 30, 2020, as compared to $9,468 for the first nine months of 2019, an increase of $6,408 or 68%.

Cost of Revenues.  Cost of sales for the nine months ended September 30, 2020 was $11,221. For the nine months ended September 30, 2019, the cost of sales was $6,649.  The increase in cost of sales for 2020 as compared to 2019 for the nine month period was $4,572, or 69%.  Gross profit for nine months ended September 30, 2020, was $4,655 compared to $2,819 for the nine months ended September 30, 2019, an increase of $1,836 or 65%.

Research and Development Expenses.  The R&D activity in 2020 was $389 as compared to 2019 when the expenditure was $52,510.  The large expenditure in 2019 was the initial development investment for the metabolic pump which consisted of modification of LCD function, prototype development, hardware and software engineering.  Subsequent to the balance sheet date, the Company issued 100,000 common voting shares to a Taiwan company, UHO Wellness Corporation (“UHO”), for services rendered pursuant to the Medical Device Development Agreement of

February 13, 2020, between ABI and UHO.  The spread of Covid-19 in 2020 slowed the development and testing process.  R&D activity is anticipated to ramp up significantly in both the U.S. and Asian markets for the balance of 2020 and in 2021.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $1,001,893 were incurred for the first nine months of 2020, compared to $1,161,317 for the first nine months of 2019, a decrease of $159,424 (14%).  The 2020 decrease was due in large part to decreases in numerous expense line items.  Expense decreases for 2020 over 2019 primarily include:  (1) Salaries and wages - $253,302 compared to $321,458 (a decrease of $68156 or 21%); (2) travel expenses - $7,745 compared to $31,594 (a decrease of $23,849 or 75%); (3) business meals, and entertainment - $12,372.19 compared to $17,919 (a decrease of $5,547 or 31%); (4) accounting fees - $84,315.05 compared to $99,001 (a decrease of $14,686 or 15%); and (5) occupancy expense (rent) - $33,299 compared to $40,068 (a decrease of $6,769 or 17%).

There were also areas where expenses increased for the 2020 – 2019 comparative periods.  These expense items include:  (1) Insurance expense including general liability, directors & officers liability, group health insurance, and property casualty - $66,713 compared to $52,012 (an increase of $14,700 or 22%); and (2) legal services - $6,362 compared to $2,271 (an increase of $4,091 or 180%).

Operating Loss.  In the nine month period ended September 30, 2020, the Company's operating loss was $997,627 compared to an operating loss for the nine month period ended September 30, 2019 of $1,211,008, a $213,381 (18%) decrease.  The decrease in selling, general, and administrative expenses in 2020 was a major factor in reducing the operating loss.

Interest Income and Expense.  During the nine month period ended September 30, 2020, there was interest income of $356 versus expense of $2,745 for the same period of 2019.  Cash balances were higher for the 2019 period resulting in greater interest income.

Interest expense was $4,895 for the nine months ended September 30, 2020, compared to $2,920 for the nine month period ended September 30, 2019, an increase of $1,975 (68%).  The increase in interest expense for 2020 was precipitated by the continued deferral of salary for Dr. Chen and consulting fees for i2China, both of which were included in the outstanding balances for Convertible Notes – Related Party as explained in footnote 6 to financial statements.  There was an increase in outstanding Convertible Debt- Related Party for the period June 30, 2020, through September 30, 2020, in the amount of $54,150 from $578,664 to $632,814.  As shown in the table of footnote 6, principal for the notes increased from $444,581 on December 31, 2019 to $632,814 as of September 30, 2020, or $188,233, or 42%.

Net Loss. The Net Loss for the first nine months of 2020, decreased to $1,002,130 from $1,211,180 in 2019, a decrease of $209,050 (17%) for the period.  The major constituents of the decrease in net loss are the decreases in operating expenses in the first six months of 2020 as previously discussed.

Liquidity and Capital Resources

As of September 30, 2020, the Company had available cash of $83,767 whereas it had a cash position of $482,772 for the same period in 2019 and $409,039 as of December 31, 2019.  The Company had a working capital deficit of $919,880 at the end of September 2020, and a working capital deficit of $65,043 for the same period in 2019, an increase of 1,414%.  As of December 31, 2019, working capital was a deficit of $308,013.  The average monthly burn rate in 2020, was $65,000.  Going forward, we expect that the burn rate will continue to be in that same range.

As explained in the previous section entitled Selling, General, and administrative Expenses, the Company did, indeed, reduce expenses by an overall amount of $159,424 or 14%.  Significant reductions were made in the areas discussed in that paragraph.  A comparative review of cash flows for the nine-month periods ending September 30, 2020 and 2019 reveal that cash used for operations in 2020 was $408,381 as compared to $779,339 used in 2019.  In 2020, the Company used $1,891 for investing activities as compared to $2,043 used in 2019.  Financing activities provided $85,000 in 2020 and used $12,500 in 2019.

ABI continues to develop and establish new revenue streams to become, and maintain, the position of a profitable going concern.  Two major areas of focus are (1) to continue to leverage the Company’s core technology, the development and application of low-dose oral interferon, and (2) to commercialize its metabolic restoration therapy for the treatment of diabetes and other metabolic diseases.  ABI aggressively seeks to monetize its existing intellectual property as well as potential new discoveries and estimates its short-term project development needs to be between $3,000,000 and $6,000,000 depending upon project negotiated terms and structuring yet to be determined.

There can be no assurance that we will be successful in our efforts to make the Company profitable.  If those efforts are not successful, we will be forced to cease operations.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information under this Item 3.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by the Annual Report on Form 10-K for the fiscal year ended  December 31, 2019, and this Form 10-Q Quarterly Report for the quarter ending September 30, 2020, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”)/Chief Financial Officer (“CFO”), as to the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO/CFO has concluded that as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management and our CEO/CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

As a result of the existence of these material weaknesses as of September 30, 2020, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings
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
The 2020-1 Private Placement Equity Security Offering was unanimously authorized and approved by Consent of ABI Board of Directors.  The Company offered up to 5,208,334 shares of Common voting stock at a price of $0.192 per share for an aggregate amount of $1,000,000.  That offering is currently open and still available for investment.

On July 28, 2020, Dr. Stephen T. Chen, Chairman, CEO, President, and CFO, executed and submitted a Private Placement Memorandum for the purchase of 520,833 common voting shares at $0.192 per share through the Company’s 2020-1 Private Placement Stock Offering.  The total amount of the investment is $100,000 of which $85,000 has been submitted by Dr. Chen.  The shares will be issued upon receipt of the balance of the investment funds.

ITEM 3.	Defaults Upon Senior Securities
None

ITEM 4.	Mine Safety Disclosures
Not applicable

ITEM.5.	Other Information
None

ITEM 6.	Exhibits

3(i)†	Restated Certificate of Formation of the Company, dated and filed July 27, 2015.
3(ii)††	Bylaws of the Company, as amended July 10, 2015.
4.1*	Specimen Common Stock Certificate.
4.2*	Form of Underwriter's Warrant.
10.1(11)	2008 Stock Incentive Plan dated May 20, 2008.
10.2*	License Agreement dated as of March 22, 1988 between the Company and The Texas A&M University System.
10.30***	Amendment No. 1 dated September 28, 1998 to License Agreement of March 22, 1988 between The Texas A&M University System and the Company.
10.72***	2018 Employee Stock Option Plan
10.73***	2018 Officer, Directors, Employees and Consultants Nonqualified Stock Option Plan
10.74***	Stock Option Agreement – Nonqualified Stock Option
10.75***	Stock Option Agreement – Employee Plan
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
AMARILLO BIOSCIENCES, INC.
Date: November 13, 2020	By: /s/ Stephen Chen Stephen Chen, Chairman of the Board, Chief Executive Officer and Chief Financial Officer