Form 10-K
period 2020-12-31
AMARILLO BIOSCIENCES INC
filed 2021-03-30
CIK 1014763

U.S. Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)
[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the Fiscal Year Ended December 31, 2020
[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission File Number 0-20791

AMARILLO BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

TEXAS	75-1974352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4134 Business Park Drive, Amarillo, Texas	79110-4225
(Address of principal executive offices)	Zip Code

Issuer’s telephone number, including area code:     (806) 376-1741

Securities registered under Section 12(b) of the Exchange Act.
None.
Securities registered under Section 12(g) of the Exchange Act.
Common Stock, Par Value $.01

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]Yes [√ ]No

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]Yes [√ ]No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [√]Yes [ ]No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [√]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [√]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [√] No

As of December 31, 2020, there were issued and outstanding 42,066,172 shares of the registrant’s common stock, par value $0.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of 22,305,240 shares of common stock held by non-affiliates of the registrant was approximately $3,791,891 (based on the closing price of $0.17 for the common stock on the OTC BB.AMAR December 31, 2020). Shares of common stock held by officers, directors and each shareholder owning ten percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares of the Registrant’s common stock issued and outstanding as of March 30, 2021 was 42,066,172.

PART I

The following contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in “Management’s 2021 Plan of Operations” as well as those discussed elsewhere in this Form 10-K. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

ITEM 1.
BUSINESS.

Overview

Amarillo Biosciences, Inc. (the "Company” or “the Company”) is a Texas corporation formed in 1984 engaged in developing biologics for the treatment of human and animal diseases. Our current focus is research aimed at the treatment of human disease indications, particularly influenza, hepatitis C, thrombocytopenia, and other indications using interferon (IFN) alpha that is administered in a proprietary low-dose non-injectable form. In addition to its core technology the Company is working to expand the Company’s current focus into a diversified healthcare business portfolio in order to generate new revenue streams.

The Company presently owns eight issued patents with two patents pending. This collection consists of patents with claims that encompass method of use or treatment, and/or composition of matter and manufacturing as well as design utility and/or invention. Of the eight issued patents, four patents are related to the low-dose oral delivery of interferon, one patent is for a product promoting oral health, and three patents are associated with treatment of metabolic disorders.

The Company primarily operates three business units: the Medical, Pharmaceutical, and Consumer Product Divisions. Historically, the Company has focused on R&D involving low-dose, orally administered lozenges containing the natural immune system activator interferon-alpha as a treatment for a variety of disease indications. The Company owns a proprietary library of over thirty years of scientific and clinical data on the human and animal applications of low-dose oral interferon. Through the Pharmaceutical Division, the Company seeks to out-license or leverage in other ways its core technology by forming partnerships to develop current and new discoveries and commercialize the resulting products.

An integral part of the company’s operating strategy is to create multiple revenue streams through the implementation of programs (including but not limited to in-licensing) of medical and healthcare products and therapeutics. The Medical Division and Consumer Products Division facilitate the enhancement of these revenue streams. These programs will be the catalysts that allow the Company to enter markets in Taiwan, Hong Kong, China, and other Asian countries for the distribution of new medical and healthcare products.

Over the past several years the Company has focused its research efforts towards the development of a novel pulsatile insulin pump infusion therapy in Taiwan that consists of delivering insulin intravenously in pulses, as opposed to the typical subcutaneous route of administration, in order to more closely imitate how the pancreas secretes insulin in healthy non-diabetics. The Company plans to offer an innovative and comprehensive diabetes treatment that provides solutions to all stages of diabetes from pre-diabetes through late-stage diabetes with advanced complications. The Company intends to target Taiwan first as an R&D base and demonstration platform in Greater China, and subsequently establish a licensing platform for clinics in Greater China. The Consumer Product Division is presently focused on sales of liposomal nutraceuticals and food supplements that include Vitamin C, Glutathione, CoQ10, Curcumin/Resveratrol, DHA, and a Multi-Vitamin.

The Company maintains a representative branch office in Taiwan – Amarillo Biosciences, Inc. (the “Taiwan Branch”) to increase the Company's presence in Taiwan and to serve as an operational hub to access growing Asian markets.

Injectable high-dose interferon is FDA-approved to treat some neoplastic, viral and autoimmune diseases.  Many patients experience moderate to severe side-effects causing them to discontinue injectable interferon therapy. Our core technology is primarily based on low-dose non-injectable interferon-alpha that is delivered into the oral cavity as a lozenge in low doses. The lozenge dissolves in the mouth where interferon binds to surface (mucosal) cells in the mouth and throat, resulting in activation of hundreds of genes in the peripheral blood that stimulate the immune system.  Human studies have shown that oral interferon is safe and effective against viral and neoplastic diseases. Oral interferon is given in concentrations 10,000 times less than that usually given by injection. The Company’s low-dose formulation results in almost no side effects, in contrast to high dose injectable interferon, which causes adverse effects in at least 50% of recipients.

Governmental or FDA approval is required for low-dose oral interferon. We believe that our technology is sound and can be commercialized for various indications. Due to lack of appropriate interferon supply in the market over the past several years, we have been unsuccessful at such commercialization to date. However, as a result of Covid-19, Chinese government health authorities have recommended use of anti-AIDS drugs and interferon. The Company believes this has brought renewed attention in the importance of incorporating low-dose interferon as a treatment to help stem the pandemic. In light of these circumstances, the Company is uniquely positioned to potentially develop safe, low-dose interferon.

While the pharmaceutical industry is creating and marketing new and effective anti-viral medications, there still exists opportunities to develop and commercialize low-dose interferon as a safer anti-viral treatment for influenza, hepatitis, and other conditions caused by viruses such as genital warts and canker sores. Interferon also has powerful cytotoxic effects which in combination with its immune stimulating activities could play a role in the rapidly expanding field of cancer immunotherapy. Other demonstrated effects of interferon offer opportunities to commercialize low-dose interferon for the treatment of Thrombocytopenia and chronic cough in lung diseases such as COPD and Idiopathic Pulmonary Fibrosis (IPF). The Company has the opportunity to capitalize on its relationship channels in the Asian markets to explore sources of raw materials, capital, production facilities, and to target a significant and growing sales market.

Recent Business Expansion Opportunity

On December 24, 2020, the Company entered into a Securities Purchase Agreement (“Ainos Agreement”) with Ainos, Inc., a Cayman Islands corporation (“Purchaser”) and certain principal shareholders of the Company including (i) Stephen T. Chen, individually and as Trustee of the Stephen T. Chen and Virginia M. Chen Living Trust, dated April 12, 2018, (ii) Virginia M. Chen, individually and as Trustee of the Stephen T. Chen and Virginia M. Chen Living Trust, dated April 12, 2018, and (iii) Hung Lan Lee (collectively, “Principal Shareholders”).

Pursuant to the Ainos Agreement, upon the closing of the transactions contemplated thereby (the “Closing”), the Company will acquire certain patent assets (the “Patent Assets”) by issuing 100,000,000 shares of common stock (the “Shares”) valued at $0.20 to Purchaser.  The Patent Assets encompass technologies relating to development and manufacturing of point-of-care testing rapid test kit products that include diagnostics for COVID-19 (SARS CoV2 Antigen Rapid Test), pneumonia, vaginal infection and helicobacter pylori (H. pylori) bacterial infection.  The Company anticipates that the Shares issued to the Purchaser will represent approximately 70.39% of the issued and outstanding shares of common stock of the Company and effect a change of control in the Company at the Closing.  The Ainos Agreement provides for certain registration rights to the Purchaser regarding the Shares.

The Closing is conditioned on the Company (1) obtaining shareholder approval for, among other things: (i) the adoption of the Ainos Agreement and approval of the transactions contemplated by the Agreement; (ii) the amendment of the Company’s charter documents to (A) increase the number of authorized shares of common stock to 300,000,000 shares, and (B) rename the Company to “Ainos, Inc.” or any other corporate name designated by Purchaser and (iii) the expansion of the number of directors on the Company’s Board of Directors (“Company Board”) and the election of directors as designated by the Purchaser (collectively, the “Company Actions Required for Closing”); and (2) file with the Securities and Exchange Commission (the “SEC”)_a proxy statement or information statement, which shall include the recommendation of the Company Board that the Company’s shareholders approve the Ainos Agreement and authorize the transactions contemplated thereby (the “Company Board Recommendation”).

The Ainos Agreement contains certain customary termination rights that are (i) in favor of each of the Company and Purchaser, including by mutual agreement or for uncured breach by the other party and (ii) in favor of Purchaser, including if there is a change of the Company Board Recommendation or, if the Closing has not been consummated by the end of day on the forty-fifty day after the date of the Ainos Agreement, subject to certain limitations. The Ainos Agreement contains customary representations, warranties and covenants, including covenants obligating the Company to continue to conduct its business in the ordinary course and to cooperate in seeking regulatory approvals, as needed.

Under the Ainos Agreement, the Principal Shareholders agree to be responsible jointly and severally with the Company for the Company’s indemnification obligations provided in the Ainos Agreement and to cause their controlled entities to enter into joinder agreements to be bound by the terms and conditions of the Agreement as a Principal Shareholder prior to the Closing.

The foregoing description of the Ainos Agreement is not complete and is qualified in its entirety by the text of the agreement, which is included as Exhibit 2.1 to the Form 8-K filed by the Company with the SEC on December 30, 2020.

On December 18, 2020, the Company Board, and on January 25, 2021, the holders owning a majority of the shares of common stock of the Company as of the record date of January 22, 2021 approved the Company Actions Required for Closing. The Company filed a definitive information statement regarding the majority stockholder approval of the Company Actions Required for Closing on March 19, 2021 and completed mailing of the information statements to its shareholders on March 26, 2021. The Company expects the Closing to occur on or after April 15, 2021, subject to the terms and conditions of the Ainos Agreement.

Patents and Proprietary Rights

Since inception, the Company has worked to build an extensive patent portfolio for low-dose orally administered interferon. This portfolio consists of patents with claims that encompass method of use or treatment, and/or composition of matter and manufacturing. As listed below, the Company presently owns eight issued patents with two patents pending.

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

“SMART DRUG INJECTION DEVICE” as described and claimed in TAIWAN invention patent application number 108137797, Owned, Issued: November 27, 2020, Expiration: October 18, 2039

“SMART DRUG INJECTION DEVICE” as described and claimed in TAIWAN design utility model patent application number 108213819, Owned, Issued: December 12, 2019, Expiration: November 11, 2038.

“SMART DRUG INJECTION DEVICE” as described and claimed in CHINA design utility model patent application number 201921808292.6, Owned, Issued: July 28, 2020, Expiration: June 27, 2039.

“SMART DRUG INJECTION DEVICE” as described and claimed in CHINA invention patent application number 201911024619.5, Pending.

“SMART DRUG INJECTION DEVICE” as described and claimed in US invention patent application number 17/069,418, Pending.

There are no current patent litigation proceedings involving the Company.

Cost of Compliance with Environmental Regulations

The Company incurred no costs to comply with environment regulations in 2020.

United States Regulation

Before products with health claims can be marketed in the United States, they must receive approval from the U.S. Food and Drug Administration (“FDA”). To receive this approval, any drug must undergo rigorous preclinical testing and clinical trials that demonstrate the product candidate’s safety and effectiveness for each indicated use. This extensive regulatory process controls, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of pharmaceutical products.

In general, before any ethical pharmaceutical product can be marketed in the United States, the FDA will require the following process:

●	Preclinical laboratory and animal tests;
●	Submission of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;
●	Adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;
●	Pre-approval inspection of manufacturing facilities and selected clinical investigators;
●	Submission of a New Drug Application (NDA) to the FDA; and
●	FDA approval of an NDA, or of an NDA supplement (for subsequent indications or other modifications, including a change in location of the manufacturing facility).

Substantial financial resources are necessary to fund the research, clinical trials, and related activities necessary to satisfy FDA requirements or similar requirements of state, local, and foreign regulatory agencies. At such time as the Company undertakes to commercialize any of its products, all necessary preclinical testing, clinical trials, data review, and approval steps will be judiciously executed to insure that the product satisfies all regulatory requirements at all levels.

505(b)(2)

The Company has historically followed and will continue to follow the traditional approval process for New Drugs as set out in Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act. If an alternative path to FDA approval for new or improved formulations of previously approved products is scientifically and economically feasible and beneficial to the Company and the public, the Company may choose to follow this alternative path as established by section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act. This section of the Act permits the applicant to rely on certain preclinical or clinical studies conducted for an approved product as some of the information required for approval and for which the applicant has not obtained a right of reference. The process of approval under 505(b)(2) will be followed as judiciously as 505(b)(1) or any regulation.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. The Company may choose to seek approval for a product satisfying the definition of an Orphan Drug if that product can be used to treat such an indication. Orphan drug designation does not convey any advantage in or shorten the duration or rigidity of the regulatory review and approval process.

Similarly, substantial financial resources are necessary to fund the research, design, testing, fabrication and related activities necessary to satisfy FDA requirements or similar requirements of state, local, and foreign regulatory agencies for medical devices. The Company may seek to obtain FDA clearance for the sales, marketing, and use of its novel pulsatile insulin pump for the U.S. market after obtaining FDA approvals under one of the following regulatory approvals:

Premarket Notification 510(k)

Each person who intends to market in the U.S., a Class I, II, and III device intended for human use, for which a Premarket Approval application (“PMA”) is not required, must submit a 510(k) to FDA unless the device is exempt from 510(k) requirements of the Federal Food, Drug, and Cosmetic Act (the “FD&C Act”) and does not exceed the limitations of exemptions in .9 of the device classification regulation chapters (e.g., 21 CFR 862.9, 21 CFR 864.9).

If the Company’s novel pulsatile insulin pump is determined to be similar to one already cleared for the U.S. market, the Company will seek FDA clearance under 510(k) at least 90 days before the device is marketed. A 510(k) application requires demonstration of substantial equivalence to another legally U.S. marketed device. Substantial equivalence means that the new device is as safe and effective as the predicate. Documented laboratory testing among other submissions will be required and if the Company’s device features significant alterations from predecessor devices the Company may be required to present results from clinical trials.

Premarket Approval (PMA)

Alternatively, if the Company’s device is deemed to be completely new to the U.S. market or classified as a Class III device, the Company will be required to apply for PMA approval. The Medical Device Amendments of 1976 to the FD&C Act established three regulatory classes for medical devices. The three classes are based on the degree of control necessary to assure that the various types of devices are safe and effective. The most regulated devices are in Class III. The amendments define a Class III device as one that supports or sustains human life or is of substantial importance in preventing impairment of human health or presents a potential, unreasonable risk of illness or injury

Under Section 515 of the FD&C Act, all devices placed into Class III are subject to premarket approval requirements. Premarket approval by FDA is the required process of scientific review to ensure the safety and effectiveness of Class III devices.

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

Research and Development

During the year ended December 31, 2020, the Company incurred $40,389 of which $40,000 was paid in stock and $389 in cash, towards research, development and IP protection related activities associated entirely with the development of a proprietary pulsatile insulin treatment. Other than corporate administrative and professional accounting fees related to maintaining public listing requirements, a significant portion, if not all, of the Company’s Selling, General & Administrative expenses were also allocated towards the research and development of the Company’s pulsatile insulin treatment pump.

The better focus the Company’s research and development efforts, the Company elected to terminate or not extend the following licensing agreements and transactions:

●
A License Agreement by and between the Company and The Texas A&M University System, dated as of March 22, 1998 and amended by that certain Amendment No. 1, dated as of September 28, 1998. The Licensor licensed to the Company certain intellectual property rights under U.S. Patent Number 4,497,795 entitled “Appetite and Feed/Gain”, Continuation-in-Part Patent Application filed January 4, 1985 entitled “Method of Using Interferon in Low Dosage to Regulate Appetite and Efficiency of Food Utilization”, U.S. Patent Application Serial Number 814,317 filed December 30, 1985 entitled “Low Dosage of Interferon to Enhance Vaccine Efficiency”, U.S. Patent Application Serial Number 044,317 filed April 30, 1987 entitled “Improved Method of Administering Interferon”, and U.S. Patent Application Serial Number 927,834 filed November 6, 1986 entitled “Treatment of Immune-Resistant Disease” (the “Texas A&M University Patent License Agreement”). The subject license expired in 2019 and the Company elected not to extend or renew the license.

●
Term Sheet for Cooperative Development and Licensing Venture between the Company and Xiamen Weiyang Pharmaceutical Co., Ltd. dated July 19, 2019 (“Xiamen Term Sheet”). The Xiamen Term Sheet expired as of October 19, 2019 and ABI has issued a notification of expiration dated December 22, 2020.

●
Memorandum of Understanding between the Company and Leadtek Research, Inc. dated June 30, 2020 (“Leadtech MOU”). The Term Sheet expires as of December 31, 2020 and ABI has issued a notification of expiration dated December 22, 2020.

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

Bernard Cohen: Vice President - Administration (VP-Admin). Mr. Cohen holds BBA and MPA degrees from West Texas A&M University. He is a long time Amarillo resident with over thirty years of management experience. Mr. Cohen has been with the Company since October 2009. Mr. Cohen works with Ms. Shelton, providing the reporting necessary for the Company’s various SEC filings, and ordinary-course internal bookkeeping and accounting services.

Chrystal Shelton: Office Manager & Administration. Ms. Shelton has been with the Company since 1987. In addition to handling routine office administration, Ms. Shelton is responsible for accounting, form, and formatting of SEC filings. She is an integral part of the reporting process and interacts with outside professionals who assist the Company in its various compliance measures.

Maggie Wang: Director of Business Development. Ms. Wang has an extensive background in business development and marketing of consumer products in Asian countries. Ms. Wang is also the branch manager for the Taiwan Branch.

Consultants

From time to time, the Company engages consultants as needed for specific areas of responsibility. Presently, the Company has engaged the following consultants: John Junyong Lee, Esq. - Chief Legal Counsel, Dr. Yung-Hsiang Hung - Director-Medical Division; Jenny Chiu- Legal and Regulatory Consultant; and Mr. Lawrence Lin- Executive Advisor. On December 18, 2020, the Board of Directors nominated and approved the appointment of Mr. John Junyong Lee as the Company corporate secretary, filling the position vacated by the former secretary, Mr. Edward L. Morris, Esq. upon his retirement.

ITEM 1A.
RISK FACTORS.

Please carefully consider the following discussion of significant factors, events, and uncertainties that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows, liquidity, and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. In addition, the global economic climate amplifies many of these risks.

We Face Intense Competition

The pharmaceutical industry is an expanding and rapidly changing industry characterized by intense competition. The Company believes that our ability to compete will be dependent in large part upon our ability to successfully operate business lines, continue recapitalization, and steadily enhance and improve our core technology products. In order to do so, we must effectively utilize and expand our research and development capabilities and, once developed, quickly convert new technology into products and processes, which can then be commercialized. Competition is based primarily on scientific and technological superiority, technical support, availability of patent protection, access to adequate capital, the ability to develop, acquire and market products and processes successfully, the ability to obtain governmental approvals and the ability to serve the particular needs of commercial customers. Corporations and institutions with greater resources therefore, have a significant competitive advantage.

Our potential competitors include entities that develop and produce therapeutic agents and/or medical devices for treatment of human and animal disease. These include numerous public and private academic and research organizations and pharmaceutical and biotechnology companies pursuing production of, among other things, biologics from cell cultures, genetically engineered drugs and natural and chemically synthesized drugs. Many of these potential competitors have substantially greater capital resources, research and development capabilities, manufacturing and marketing resources. Competitors may succeed in developing products or processes that are more effective or less costly or that gain regulatory approval prior to our products. The Company expects that the number of competitors and potential competitors will increase as more anti-viral and cytotoxic products receive commercial marketing approvals from the FDA or analogous foreign regulatory agencies. Any of these competitors may be more successful in manufacturing, marketing and distributing its products.

Our Expansion Places a Significant Strain on our Management, Operational, Financial, and Other Resources

Increasing our product and service offerings will require scaling our management, financial and research and development resources. The complexity of the current focus of our business on innovative biotechnologies and treatments can place significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions, and our expansion increases these factors. Failure to manage growth effectively could damage our reputation, limit our growth, and negatively affect our operating results.

Our Expansion into New Products, Services, Technologies, and Geographic Regions Subjects Us to Additional Risks

We may have limited or no experience in our newer market segments, and our customers may not adopt our product or service offerings. These offerings, which can present new and difficult technology challenges, may subject us to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may not meet our expectations, and we may not be successful enough in these newer activities to recoup our investments in them. Failure to realize the benefits of amounts we invest in new technologies, products, or services could result in the value of those investments being written down or written off.

Our International Operations Expose Us to a Number of Risks

We have relatively little operating experience and may not benefit from any first-to-market advantages or otherwise succeed. It is costly to establish, develop, and maintain international operations, sales and marketing channels, and research and development and licensing capacity. Our international operations may not become profitable on a sustained basis.

In addition to risks described elsewhere in this section, our international sales and operations are subject to a number of risks, including:

●
local economic and political conditions;

●
government regulation (such as regulation of our product and service offerings and of competition); restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs); nationalization; and restrictions on foreign ownership restrictions on sales or distribution of certain products or services and uncertainty regarding liability for products, services, and content, including uncertainty as a result of less Internet-friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the physical and digital distribution of media products and enforcement of intellectual property rights;

●
business licensing or certification requirements, such as for imports, exports, medical devices and medical treatments;

●
limitations on the repatriation and investment of funds and foreign currency exchange restrictions;

●
difficulty in staffing, developing, and managing foreign operations as a result of distance, language, and cultural differences;

●
compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties;

●
laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans, and taxes; and

●
geopolitical events, including war and terrorism.

Our Commercial Agreements, Strategic Alliances, and Other Business Relationships Expose Us to Risks

Our business growth depends on commercial agreements, strategic alliances, and business relationships. Under these agreements, we provide access to our research library and clinical data as part of licensing and sales and marketing agreements. These arrangements are complex and require substantial infrastructure capacity, personnel, and other resource commitments, which may limit the amount of business we can service. We may not be able to implement, maintain, and develop the components of these commercial relationships, which may include research and development, clinical trials, diagnostic software and hardware design, and engaging third parties to perform services.

Our licensing agreements partially dependent on the volume of the other company’s sales. Therefore, when the other company’s offerings are not successful, the compensation we receive may be lower than expected or the agreement may be terminated. Moreover, we may not be able to enter into additional or alternative commercial relationships and strategic alliances on favorable terms. We also may be subject to claims from businesses to which we provide these services if we are unsuccessful in implementing, maintaining, or developing these services.

We Face Significant Supply Risk

We are exposed to significant supply risks that may adversely affect our operating results. The Company’s long-time human interferon producer is no longer manufacturing interferon. Plans for further clinical trials and commercialization of a low-dose interferon product have been placed on hold until a new source of interferon is found. The Company is actively seeking a new manufacturing partner and exploring sourcing options with pharmaceutical companies that have a supply of either recombinant interferon or natural human interferon made in a similar manner, but from a different cell line as our previous product.

Procuring a new source of interferon may require additional studies to compare results to the Company’s research and further clinical trials will have to be performed. The Company’s inability to secure interferon supplies may adversely affect our operating results.

Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business

We are subject to general business regulations and laws, as well as regulations and laws specifically governing biologics, pharmaceuticals, and medical devices and treatments. A large number of jurisdictions regulate our operations, and the extent, nature, and scope of such regulations is evolving and expanding as the scope of our businesses expand. We are regularly subject to formal and informal reviews and investigations by governments and regulatory authorities under existing laws, regulations, or interpretations or pursuing new and novel approaches to regulate our operations. Unfavorable regulations, laws, decisions, or interpretations by government or regulatory authorities applying those laws and regulations, or inquiries, investigations, or enforcement actions threatened or initiated by them, could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), diminish the demand for, or availability of, our products and services, increase our cost of doing business, require us to change our business practices in a manner materially adverse to our business, damage our reputation, impede our growth, or otherwise have a material effect on our operations.

Claims, Litigation, Government Investigations, and Other Proceedings May Adversely Affect Our Business and Results of Operations

As a company focusing on diagnostics and treatments for a wide range of human health care needs, we may be subject to actual and threatened claims, litigation, reviews, investigations, and other proceedings, including proceedings by governments and regulatory authorities, involving a wide range of issues, including patent and other intellectual property matters, taxes, labor and employment, competition and antitrust, privacy and data protection, product liability, consumer protection, commercial disputes, goods and services offered by us and by third parties, and other matters. Any of these types of proceedings can have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties.

ITEM 2.
DESCRIPTION OF PROPERTY.

Our executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot leased facility. The lease term, which is a semi-annual renewal, begins on January 1 of the calendar year and expires on June 30 of the calendar year. The lease automatically renews on July 1 of the calendar year if termination notice is not given to lessor. The rent in effect on December 31, 2020 was $1,315 per month. The renewed lease for the period January 1, 2021, through March 31, 2021, has a rent cost of $1,315 per month. The monthly lease for the Company’s similarly sized office in Taiwan was $2,548 per month or $30,579 annually for a twelve-month lease.

ITEM 3.
LEGAL PROCEEDINGS.

There are currently no legal proceedings involving the Company.

ITEM 4.
MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.
MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

The shareholders have authorized 100,000,000 shares of voting common shares for issuance. On December 31, 2020, a total of 50,783,942 shares of common stock were either issued (42,066,172), reserved for conversion of convertible debt to stock (3,608,153), held for future exercise of stock options (4,657,000)1 and warrants (452,617).

On January 6, 2020, 400,000 shares were issued at the price of $0.25 per share for the investment of $100,000 in the Company’s 2019-2 Private Placement Stock Offering. The investment funds were received on December 31, 2019.

On October 1, 2020, 100,000 shares were issued to UHO Wellness Corporation (UHO) pursuant to a stock for services agreement executed by the Company and UHO on February 13, 2020. The shares were issued at $0.22 per share for the preparation and submission of Taiwan and China patent applications for the Company’s SMART technology. On December 1, 2020, the Company issued 100,000 shares at $0.18 per share to UHO when the aforementioned patents were issued.

On December 30, 2020, 54,780 common shares were issued to the Company’s legal consultant as part of the engagement contract for services for the fiscal year 2020. The total amount of the stock was $14,440. Also on December 30, 2020, 158,528 shares were issued to the Company’s executive consultant for advisory services rendered as part of the engagement contract for 2019 and 2020. The total amount of the stock was $42,000.

On December 30, 2020, Dr. Stephen T. Chen, Ph.D., CEO, received 651,701 as compensation in the amount of $175,000 for 2019 and 2020. Also on December 30, 2020, Bernard Cohen, VP, received 78,203 shares as compensation of $21,000 for 2019 and 2020. Dr. Celee Spidel, former Medical Liaison, received 6,309 common shares for compensation of $2,250 for 2019.

On May 11, 2020, the Company’s Board of Directors unanimously approved a Consent Resolution enacting the 2020-1 Private Placement Memorandum and Subscription of Non-Distributive Intent (PPM Offering) (2020-1 Private Placement Package). The offering was approved for the sale of a maximum of 5,208,334 common shares to raise an aggregate amount not to exceed $1,000,000. The stated use of proceeds was for commercialization of technologies and operating expenses. The offering was to be completed not later than July 31, 2020.

On November 30, 2020, the Company Board of Directors approved the extension of the 2020-1 Private Placement Package until March 31, 2021. With the exception of the new closing date, all terms and conditions of the 2021-1 Private Placement Package remain the same.

On December 18, 2020, the Company Board of Directors approved an increase in the amount of authorized shares for issuance from 100 million common shares to 300 million common shares contingent upon transaction close of the Securities Purchase Agreement with Ainos, Inc. Pursuant to this Agreement, the Company will acquire Patent Assets by issuing 100,000,000 shares of common stock valued at $0.20 to Ainos, Inc.
_______________
1 Of the total options granted (4,657,000), 1,912,800 are vested as of December 31, 2020.

The Company did not pay any dividends to its common stock shareholders in 2020 and has no plans to do so in the immediate future.

Amarillo Biosciences, Inc. uses the services of American Stock Transfer and Trust Company as the Company’s transfer agent.

Preferred Stock

The shareholders have authorized 10,000,000 shares of preferred stock shares for issuance. No Preferred Equity was outstanding as of December 31, 2020, and none is outstanding as of the Balance Sheet date of this report.

Stock Options and Warrants

On September 26, 2018, the Company’s Board of Directors adopted the Amarillo Biosciences, Inc., 2018 Employee Stock Option Plan (the “2018-ESOP”). The 2018-ESOP provides for the grant of Qualified Incentive Stock Options to the Company’s employees. The Board, in its adoption of the 2018-ESOP, directed the Officers to submit the 2018-ESOP to the shareholders for ratification and approval at the next scheduled shareholders meeting. Failure of the ratification and approval of the 2018-ESOP within one year of the effective date renders the qualified options to become nonqualified options for purposes of the U.S Internal Revenue Code. The 2018-ESOP is administered by the Board of Directors of the Company or by a committee of directors appointed by the Board of Directors of the Company (the “Stock Option Committee”) as constituted from time to time. The maximum number of shares of Common Stock which may be issued under the 2018-ESOP is six million (6,000,000) common stock shares which will be reserved for issuance subject to options.

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

On September 26, 2018, the Company’s Board of Directors adopted the Amarillo Biosciences, Inc., 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan (the “2018-NQSOP”). The 2018-NQSOP provides for the grant of Nonqualified Incentive Stock Options to the Company’s employees. The 2018-NQSOP is administered by the Board of Directors of the Company or by the Stock Option Committee as constituted from time to time. The maximum number of shares of Common Stock which may be issued under the 2018-NQSOP is twenty million (20,000,000) common stock shares which will be reserved for issuance subject to options. The option price for the Nonqualified Options is $0.38 exercisable for a period of ten (10) years, with a vesting period of five (5) years at 20% per year commencing one (1) year from date of grant. There are no changes in terms or conditions for shareholders who own or control over ten percent (10%) of the outstanding stock.

On December 18, 2020, the Board of Directors approved the termination of the 2008 Stock Incentive Plan that was previously approved by the board on May 23, 2008 and replaced it with the 2018 company stock option plans that were adopted on September 26, 2018.

Equity Compensation Plan Information:

Stock Plans 1	Issue Date Range	Total Options Authorized	Options Issued	Options Remaining
Amarillo Biosciences, Inc., 2018 Employee Stock Option Plan2, 3	9/26/18 – 9/26/28	6,000,000	850,000	5,150,000
Amarillo Biosciences, Inc., 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan2	9/26/18 – 9/26/28	20,000,000	3,807,000	16,193,000

1 The Board of Directors has approved all stock, stock option and stock warrant issuances.
2 Details of the option plans are also disclosed in Financial Statements footnote 8, Stock Options and Stock Plans.
3 On September 26, 2019, all Qualified Options became non-qualified options since the 2018-ESOP was not ratified by the Company’s shareholders.

For both qualified and nonqualified stock options when the options are exercised, the Company Common Stock shares would be issued pursuant to Rule 144A meaning that the shares cannot be traded or otherwise exchanged for a minimum period of six months from issue date.

A summary of option activity for the years ended December 31, 2019 and December 31, 2020 are presented below.

Date	Number of Options 1Qualified*	Number of Options Nonqualified	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance December 31, 2018	950,000	3,995,000	$0.38	9 years -	-
Exercised	-	-	-	-	-
Expired or Forfeited	100,000	188,000	$0.38	-	-
Balance December 31, 2019	850,000	3,807,000	$0.38	8 years -	-
Granted 2020	-	-	-	-
Exercised	-	-	-	-	-
Expired or Forfeited			$0.38	-	-
Balance December 31, 2020	850,000	3,807,000	$0.38	7 years -
Vested as of December 31, 2020	390,000	1,522,800	$0.38	7 years -

* There is one stock owner over 10% currently holding 500,000 qualified options. The exercise price for this option-holder would be $0.418 with an exercise period of 5 years and a vesting period of 4 years at 25% per year.
1 Because the plan was not ratified by the Company’s shareholders, the qualified options became non-qualified on September 26, 2019. These totals remain separated since the two different plans are still in existence.

The Company used the Black-Scholes option pricing model to value the option awards with the following assumptions applied: (1) Volatility – 276%; (2) Term – 5 years was chosen although the full option term is 10 years to be more commensurate with the 5-year vesting portion of the plan; (3) Discount – 2.96%.

As of December 31, 2020, there is $924,180 in unrecognized option expense that will be recognized over the next 2.75 years.

Directors, officers, employees and consultants did not exercise any options in 2019 or 2020.

On November 30, 2020, the Company’s Board of Directors approved an extension of the consulting agreement and pre-existing warrant certificate between the Company and i2China Management Group, LLC, originally dated April 15, 2018. The warrant is effective from November 25, 2020, until November 25, 2025 at 5:00 P.M. Central Standard Time. The warrant entitles the consultant to purchase 452,617 shares of common stock at an exercise price of $0.272 per share. The warrant was valued at $70,608 and will be expensed over sixty (60) months. The Company used the Black-Scholes option pricing model to value the warrants with the following assumptions applied: (1) Volatility – 201%; (2) Term – 5 years (3) Discount Rate – 0.39%.

No warrants were exercised in 2019 or 2020.

Insurance

As of December 31, 2020, the Company has an outstanding balance of $15,344.13 for a financing agreement for the periodic payment of Directors & Officers Liability Insurance premium for 2020 – 2021. The terms of the agreement are as follows: Payee – Bank Direct Capital Finance; Effective Date – June 29, 2020; Total Premiums - $67,687; Cash Down Payment - $27,675 (Insurica Insurance Management Network/Amarillo); Amount Financed - $40,012; Annual Percentage Rate – 6.00%; Finance Charge - $905; Total Payments - $40,918; Periodic Payment - $5,115; Number of Payments – 8 (eight); First Payment July 29, 2020. The Company also paid $5,000 for D&O coverage for Taiwan operations. This policy is administered by an agency in Taiwan.

The Company pays $639 annually for Property and Casualty Insurance coverage administered through Insurica Management Network. The insurance carrier for the property and casualty coverage is The Hartford. Additionally, the Company has a General Liability Policy administered by Insurica Management Network for an annual premium of $708.

Convertible Notes Payable and Other Related Party Notes Payable

As of December 31, 2020 and 2019, the amount of convertible debt of the Company’s balance sheet was $953,001 and $444,581, respectively. This amount consisted of the following convertible promissory notes payable to Dr. Stephen T. Chen, Chairman, CEO, President, and CFO as shown in the table below.

Note #.	Conversion Rate	Interest Rate3	December 31, 2020 Principal Amount4	December 31, 2019 Principal Amount
Note 1 - Chen	$0.1680	0.75%	$114,026	$114,026
Note 2 - Chen	$0.1875	0.65%	$262,500	$262,500
Note 3.19 - Chen	$0.2500	1.85%	$39,620	$39,620
Note 4.19 - Chen	$0.2500	1.61%	$14,879	$12,435
Note 5.19 – i2China	$0.2500	1.85%	$16,000	$16,000
Note 6.20 - Chen	$0.2500	1.85%	$216,600	$-
Note 7.20 - Chen	$0.2500	1.60%	$23,366	$-
Note 8.20a – i2China5	$0.2500	1.85%	$48,000	$-
Note 8.20b – i2China6	$0.2500	1.85%	$84,000	$-
Note 9.21 - Chen7	N/A	0.13%	$134,010	$-
Total Convertible Notes – Related Party			$953,001	$444,581

2 The unrounded price is $0.265125 per share.
3 Interest on all Related Party notes is assessed using the short-term or medium-term Applicable Federal Rate (AFR). Applicable Federal Rate is-the minimum interest rate that the Internal Revenue Service (IRS) allows for private loans. The IRS publishes a monthly set of interest rates that the agency considers the minimum market rate for loans, whereas, interest rates less than the AFR would have tax implications.
4 The balances in this column represent the principal of the outstanding notes payable. The principal balance of each note and accrued interest through December 31, 2020, is as follows: (1) $119,010; (2) $270,671; (3.19) $41,422; (4.19) $15,136; (5.19) $16,788; (6.20) $218,779; (7.20) $23,437; (8.20a) $48,483; (8.20b) $85,554; (9) $134,280.
5 On November 30, 2020, the Company’s Board of Directors approved an extension of the consulting agreement and pre-existing warrant certificate between the Company and i2China Management Group, LLC, originally dated April 15, 2018. Compensation stated in the updated agreement increased the monthly retainer from $8,000 to $15,000 per month retroactive as of January 1, 2020. The retainer increase was $7,000 per month and was retroactively deferred and added to Convertible promissory note #8.20. The retroactive retainer totaled $84,000 and was added to the unpaid balance of the note, $48,000, bringing the total unpaid balance as of December 31, 2020 to $132,000.
6 Note 8.20b is the retroactive retainer. The total indebtedness for Note 8.20 (8.20a + 8.20b) is $132,000; including the accrued interest, the total indebtedness is $134,037.
7 Dr. Chen loaned operating funds to the Company in 2020 on an open-ended basis. There will be a promissory note executed in 2021. The note will not be convertible and interest will be accrued at the short-term AFR rate.

Dr. Stephen T. Chen, Chairman, CEO, President, and CFO, and i2China Management Group, LLC, the Company’s management consultant, elected to defer cash compensation during a period of development and fundraising. The parties received convertible promissory notes in consideration of the deferrals.

On January 1, 2020, the Company issued Note #6.20 for deferred compensation to Dr. Stephen T. Chen, Chairman, CEO, President, and CFO, in the amount of $216,600, the maximum amount of cash compensation that could be deferred for 2020. The Note is payable on January 1, 2021, or on demand and bears interest at the AFR short-term rate of 1.85%. The note is an advancing note with a maximum limit of $216,600 whereby the Company promises to repay the aggregate Principal Amount advanced to date up to the stated maximum amount at Maturity. The Company may request and the payee shall advance up to $9,025 on the 15th and last day of each month until the note matures. The Note may be convertible in whole or in part at a conversion price of $0.25 per share into Amarillo Biosciences, Inc., Common voting stock. All shares issued are to be restricted subject to Rule 144 promulgated under the U.S. Securities Act of 1933. The Company may prepay the Note in whole or in part at any time without penalty.

On January 1, 2020, the Company issued Note #7.20 to Dr. Stephen T. Chen for deferred reimbursement of expenses advanced on behalf of the Company for $30,000, the maximum amount of reimbursable expense that could be deferred. The Note is payable on January 1, 2021, or on demand and bears interest at the AFR short-term rate of 1.85%. The note is an advancing note with a maximum limit of $30,000 whereby the Company promises to repay the aggregate Principal Amount advanced to date up to the stated maximum amount at Maturity. The Company may request and the payee shall advance against the Note, until Maturity, the amount submitted on a completed and approved reimbursement form along with documentation of the amount to be advanced. The Note may be convertible in whole or in part at a conversion price of $0.25 per share into Amarillo Biosciences, Inc., Common voting stock. All shares issued are to be restricted subject to Rule 144 promulgated under the U.S. Securities Act of 1933. The Company may prepay the Note in whole or in part at any time without penalty.

On January 1, 2020, the Company issued Note #8.20 for deferred compensation to i2China Management Group, LLC in the amount of $48,000, and the maximum amount of cash compensation that could be deferred in 2020. The Note is payable on January 1, 2021, or on demand and bears interest at the AFR1 short-term rate of 1.85%. The note is an advancing note with a maximum limit of $48,000 whereby the Company promises to repay the aggregate Principal Amount advanced to date up to the stated maximum amount at Maturity. The Company may request and the payee shall advance up to $4,000 on the last day of each month until the note matures. The Note may be convertible in whole or in part at a conversion price of $0.25 per share.

On April 13, 2020, Dr. Stephen T. Chen began loaning operating funds to the Company in 2020 on an open-ended, as needed basis. This indebtedness will be documented as a promissory note and formally executed in early 2021. The note will not be convertible and interest will be accrued at the short-term AFR rate. Loans were made for both U.S. and Taiwan operations. Following is a table showing the loan activity through December31, 2020.

Office Received	Date Received	Amount US
U.S.	4/13/2020	$10,000
U.S.	7/27/2020	$50,000
U.S.	8/10/2020	$25,000
U.S.	11/2/2020	$15,000
Taiwan8	11/5/2020	$14,010
U.S.	12/15/2020	$10,000
U.S.	12/22/2020	$10,000
	Total	$134,010
_______________
8 NTD 400,000 was loaned to the Taiwan Branch office and was converted to using a TWD: USD exchange rate of 28.55.

The notes are unsecured. All shares issued on conversion are to be restricted subject to Rule 144 promulgated under the U.S. Securities Act of 1933. The Company may prepay the notes in whole or in part at any time without penalty. The convertible notes due to Dr. Chen are related party notes.

Other Related Party Transactions

Other than the aforementioned common stock and convertible note activity, there were no related party transactions that occurred during the period from January 1, 2020 to December 31, 2020.

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

Overview. The Company has been (and is) engaged in the business of biopharmaceutical research and development. Its primary focus historically has been the development of low-dose, orally administered interferon. The Company holds or licenses various patents.

The Company’s goal is to expand the reach of its research, development, and marketing of biopharmaceutical, biotechnical, health and life science related products and services. The Company will continue to leverage its core technology going forward by applying thirty-five years of scientific and clinical data to establish low dose interferon-alpha lozenges as a therapeutic agent for conditions such as influenza, hepatitis C, and various causes of thrombocytopenia just to name a few. The Company is committed to expanding its business operations to encompass a wide variety of licensing, partnerships, and development opportunities in the aforementioned sectors. This commitment extends not only to the U.S., but to Greater China and other Asian countries.

Assets, Liquidity, and Capital. The Company holds various patents and related intellectual property, which are described earlier in this document.

As of December 31, 2020, the Company had available cash of $22,245 compared to a cash position of $409,039 on December 31, 2019. The Company had working capital of $(1,022,155) at the end of fiscal year 2020, whereas in 2019, working capital was $(308,014). The gross burn rate in 2020 was approximately $119,053 per month compared with the gross burn rate for 2019, $130,020. The Company continued to develop and establish new revenue streams to eventually maintain a profitable going concern. Two major areas of focus are to (1) leverage the Company’s core technology, low-dose non-injectable interferon, through licensing ventures and (2) develop business lines to extend the Company’s reach into biotech, bio-pharmaceutical, health care products and life sciences businesses. The Company seeks to monetize its existing and any newly developed intellectual property and estimates its short-term project development financing needs to be between $3,000,000 and $5,000,000 depending upon project negotiated terms and structuring yet to be determined.

Pending Litigation. To the best of management’s knowledge, the Company does not believe that there is any pending litigation against the Company.

Comparison of results for the fiscal year ended December 31, 2020, to the fiscal year ended December 31, 2019.

Revenues. There was an increase in liposomal Nutraceutical sales of $4,832, 41.19%, for 2020 ($16,563) over 2019 ($11,731). COGS increased $2,505, 28.56%, for 2020 ($11,277) over 2019 ($8,772). The activity for 2020 resulted in a Gross Profit of $5,286 which was an increase of $2,327, 78.64%, over the 2019 Gross Profit of $2,959. As a percent of sales, gross profit for 2020 was 31.91% as compared to 2019 showing a 25.22% gross profit as a percent of sales.

Selling, General and Administrative Expenses. Total operating expenses for 2020 were $1,445,721 as compared to 2019 expenses of $1,583,372, a decrease of $137,651 or 8.69%. Net operating loss for 2020, $1,440,435, decreased 8.52% or $134,692 from the 2019 net operating loss of $1,580,413.

Salary/Wages. Salary and wage expenses for 2020 ($345,936) decreased as compared to 2019 ($405,695) or $59,759 (14.73%). In 2020, the Company changed the Office Manager's status to part-time from full-time and reduced the hours worked from 80 hours to 40 hours per pay period. Related to employee compensation expenses is Compensation Restricted Stock Grant which characterizes employee compensation paid in the Company Common Stock. There was a minimal decrease in this expense for 2020 as compared to 2019, $109,750 versus $115,750 for a reduction of $6,000, or 5.18%.

Travel & Entertainment. Travel and entertainment expenses were significantly lower in 2020 in both amount and percentage. For Meals & Entertainment, expenditures in 2020 were $14,809 compared to $24,465 in 2019, a decrease of $9,656 (39.47%). Travel expense showed a greater reduction in expenditures for 2020, $9,331 compared to $38,881 spent in 2019, a decline of $29,550 or 76%. The need for business travel including transportation and lodging costs was reduced due to the pandemic and travel restrictions. Since there was less travel, there were less expenditures for meals, lodging, and meeting costs.

Insurance. Directors & Officers Liability Insurance expense, increased in 2020 by $9,040 (15.39%), when comparing $67,768 in 2020 to $58,728 in 2019. The increase was more a result of a general tightening in the overall D&O liability insurance market as opposed to an increase in the risk profile of the Company. Property insurance showed a minimal increase in cost, $66 or 5.23%; Group (Health) Insurance showed a minimal decrease of 1.86% ($408); and a negligible increase in other insurance expenditures.

Rent & Lease. Rent and lease expenses have increased in 2020 ($54,833) over 2019 ($51,349) by a minimal amount, $3,484 or 6.78%. The source of the increase was the execution of a short-term lease for the corporate office in Amarillo, Texas.

Professional Fees – Accounting. Accounting fees were significantly less in 2020, $96,136 as compared to expenses in 2019, $133,457. Expenses for 2020 decreased by $37,321 or 27.96%. Accounting fees consists of costs of the SEC auditors to review, audit, and support filing of SEC reports such as 10K, 10Q, and other reports. Additionally the Company employs tax accountants and accounting consultants. The decrease in accounting professional fees was due mainly to discontinuing accounting consultants, improved preparation for material sent to the SEC auditors, better coordination with the SEC accounting firm, and working within budget constraints set up with the SEC Accounting firm. Miscellaneous Professional fees increased significantly in 2020, $227,903 over 2019, $134,305, which was an increase of $93,598 (69.69%). This expense consists of consulting costs, contracted administrative services, and commercial services for preparation of SEC filings. The increase was mainly caused by a retroactive increase in some contracted services. Professional Fees - Stock Grants reflects expenses paid by stock for service agreements. These are non-cash requiring expenses. There was no significant difference between 2020 and 2019. The minimal difference was a timing issue for a stock distribution and not additional expense. Professional Fees - Services & Labor reflect expenses for services purchased which in this case represent computer system monitoring and maintenance. The minimal increase in 2020 over 2019, $245, was minor unscheduled parts replacement in some workstations.

Office Expenses. Office Supplies expense was down by 35.33% ($1,785) in 2020, $3,268 as compared to $5,053 in 2019. Repair and maintenance was significantly down in 2020, $2,224 although such expenditures in most years are generally modest. Telephone and internet services were reduced by $239 (3.96%) by reviewing and modifying the services purchased. Expenses for this service in 2020 were $5,803 as compared to $6,042 for 2019.

Legal Expenses. General legal expenses were $6,362 in 2020 as compared to $32,680 for 2019. This is an 80.53% decrease for 2020. Total legal expenditures for patents in 2020 were $46,909. A significant amount of patent legal expenditures was related to new patent prosecution, maintenance fees for existing patents, and trade mark expenditures. The patent legal expenditures totaling $46,563 were capitalized leaving $346 expensed for the period.

Interest Expense. Expenses related to interest were up significantly in 2020, $10,702 as compared to 2019, $4,094, an increase of $6,579 or 161.41%. The main cause of the increase was increasing balances owed for convertible notes payables. Interest income was down significantly for 2020, $517 as compared to $3,209 for 2019, a decrease of $2,692, 83.89%. A lower cash balance in 2020 was the primary cause for the reduction in interest income.

Other Expenses. Other expenses consist of amortization of the capitalization and periodic expensing of costs associated with intellectual property. There was a minimal increase in amortization expense for 2020, $12,878, over 2019, $11,662, for an increase of $1,216 (10.43%). This increase was due to the patent and trademark costs disbursed in 2020. There was a decrease in depreciation expense of $8,759 (82.80%) in 2020, $1,820 compared to 2019, of $10,579 due to minimal investment in fixed assets. There was minimal gain on foreign exchange in 2020, $86 as compared to $1,670 in 2019.

Research and Development Expenses. Direct R&D expenses were minimal in 2020, $40,389, versus $52,510 in 2019, a decrease of 23.08% ($12,121).

Operating Loss. Net operating loss for 2020, $1,440,435, decreased 8.86% or $139,978 from the 2019 net operating loss of $1,580,413.

Other Income. Other income for 2020 totalled $517, decreased from $3,209 in 2019, which was a decrease of $2,692, or 83.89%.

Net Loss. The net loss for fiscal year 2020 was $1,450,623 which was a $130,675 decrease from the net loss of $1,581,298 for 2019. Net loss decreased 8.26% in 2020 as compared to 2019.

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

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.
CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

We have not experienced any material impact to our internal controls over financial reporting even though our workforce continues to primarily work-from-home due to COVID-19. We are continually monitoring and assessing the COVID-19 situation and its impact on our internal controls.

ITEM 9B.
OTHER INFORMATON

None.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of December 31, 2020, the directors and executive officers of the Company were as follows:

Name	Age	Position
Stephen T. Chen, Ph.D.	71	Chairman of the Board, Chief Executive Officer President, Chief Financial Officer, Chief Operating Officer and Director
Bernard Cohen	67	Vice President - Administration
Yasushi Chikagami	81	Director
Daniel Fisher .	76	Director
Nicholas Moren .	74	Director
Beatrice Liu, Ph.D., CPA	56	Director

Stephen T. Chen was named Chairman of the Board in February 2012 and has been a director of the Company since February 1996. Effective January 28, 2019, Dr. Chen assumed the duties, responsibilities, and title of Chief Financial Officer (CFO) of the Company in addition to his existing duties and titles of Chairman of the Board, CEO, and President. He has been President and Chief Executive Officer of STC International, Inc., a health care investment firm, since May 1992. Dr. Chen has over thirty years of international business experience, including an extensive background in pharmaceutical product acquisition and licensing, development of joint venture agreements, execution of business strategy, and leadership of start-up companies in the pharmaceutical, biotechnology and nutraceutical industries. Dr. Chen has held executive positions in R&D and business development at several major pharmaceutical companies, including Burroughs Wellcome (presently GlaxoSmithKline), Miles Pharmaceuticals (presently Bayer), ICI America (presently AstraZeneca), and Ciba-Geigy (presently Novartis). He received a Ph.D. in Industrial & Physical Pharmacy from Purdue University in 1977.

Bernard Cohen was hired to be a Vice-President and Chief Financial Officer of the Company on October 1, 2009. On January 28, 2019, Bernard Cohen, relinquished the duties and title of Chief Financial Officer (CFO) and assumed the duties and title of Vice President – Administration. Mr. Cohen has been Director of Finance and Data Base Manager at the Harrington Regional Medical Center, Inc. (HRMCI), which was the management and development entity for the Harrington Regional Medical Center in Amarillo, Texas.  Previously, he held various executive positions at Colbert’s of Amarillo, a department store.  His positions included:  Chief Executive Officer, Vice President, Chief Financial Officer, and Controller.  He has previously been a member of the Texas Tech University Health Sciences Center at Amarillo (TTUHSC) Institutional Review Board (IRB) where he participated in the review of clinical trial protocols to monitor the safety and protection of human research and testing subjects.  Neither HRMCI nor TTUHSC has any connection whatsoever with the Company.

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

If and when the transactions contemplated under the Ainos Agreement are completed, the five directors on the current Board will resign and seven Purchaser-designated directors will commence service. For information regarding the post-Closing directors, please refer to the Company’s definitive information statement filed with the SEC on March 19, 2021.

Audit Committee

Company bylaws provide for the appointment of members to the Audit Committee when and as necessary. As the Company progresses and achieves operational goals as well as the addition of revenue producing businesses, it is anticipated that the Audit Committee will be appointed. While there have been no changes in internal controls, the Company continually reviews all existing internal controls. From time to time, the Company may engage an independent internal control auditor who consults with the Company on its existing internal controls and possible changes or augmentations to those controls.

Code of Ethics

The Company’s Code of Ethics may be found on the Company’s website, www.amarbio.com, which is incorporated herein by this reference.

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

ITEM 11.
EXECUTIVE COMPENSATION.

The following table sets forth for the three years ended December 31, 2020, compensation paid by the Company to its Chairman of the Board, President, Chief Executive Officer, and Chief Financial Officer; and to its Vice President - Administration.

Summary Compensation Table
		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Compensation	Securities Underlying Options
Dr. Stephen T. Chen, Chairman of the Board, President, Chief Executive Officer, and Chief Financial Officer	2020	$240,975	$-	$100,000	-
	2019	$249,633	$-	$100,000	-
	2018	$240,000	$-	$100,000	-
Mr. Bernard Cohen, Vice President – Administration.	2020	$71,085	$-	$12,000	-
	2019	$71,398	$-	$12,000	-
	2018	$70,000	$12,500	$12,000	-

Option Grants in 2020

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

Director Compensation for Last Fiscal Year

Directors receive $1,000 compensation for attendance at directors’ meetings and $250 for regularly scheduled teleconference meetings. There were no regularly scheduled meetings during 2020.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2020, there were 42,066,172 shares of the Company’s common stock issued and outstanding. The following table sets forth as of December 31, 2020, the beneficial ownership of each person who owned more than 5% of such outstanding common stock:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class Owned9
Stephen T. Chen, Ph.D. 4134 Business Park Drive Amarillo, Texas 79110	12,505,477	24.62%
Hung Lan Lee4134 Business Park Drive Amarillo, Texas 79110	4,000,000	7.88%
ANXON International Inc.4134 Business Park Drive Amarillo, Texas 79110	2,459,153	4.84%

9 As of December 31, 2020, applicable percentage ownership is based on 50,783,942 shares of common stock consisting of 42,066,172 shares issued; shares reserved for warrant conversion 452,617; shares reserved for note conversions 3,608,153; and 4,657,000 awarded stock options. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2020, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The following table sets forth the beneficial ownership of the Company’s stock as of December 31, 2020 by each executive officer and director and by all executive officers and directors as a group:

Name and Address of Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned10
Stephen T. Chen, Ph.D.4134 Business Park Drive Amarillo, Texas 79110	12,505,47711	24.62%
Bernard Cohen 4134 Business Park Drive Amarillo, Texas 79110	236,362	0.47%
Yasushi Chikagami 4134 Business Park Drive Amarillo, Texas 79110	2,647,153	5.21%
Daniel Fisher 4134 Business Park Drive Amarillo, Texas 79110	150,400	0.30%
Nicholas Moren 4134 Business Park Drive Amarillo, Texas 79110	150,400	0.30%
Beatrice Liu, Ph.D., CPA (ROC & U.S.) 4134 Business Park Drive Amarillo, Texas 79110. 104	-	-
Total Group (all directors and executive officers – 5 persons)	15,689,792	30.90
_______________
10 As of December 31, 2020, applicable percentage ownership is based on 50,783,942 shares of common stock consisting of 42,066,172 shares issued; shares reserved for warrant conversion 452,617; shares reserved for note conversions 3,608,153; and 4,657,000 awarded stock options. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2020, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
11 Dr. Chen has a total beneficial ownership of 12,505,477 shares through the following:  (i) 6,413,133 shares under Stephen T Chen & Virginia M Chen TTEES, Stephen T & Virginia M Chen Living Trust, DTD 04/12/2018; (ii) 638,801 shares owned by STC International, Inc., of which Dr. Chen is the majority owner and serves as Chairman, President and a Board member; (iii) 39,473 shares owned by ACTS Biosciences, Inc., of which Dr. Chen serves as Chairman and a Board member; (iv) 783,000 shares owned by Virginia M. Chen IRA, Dr. Chen’s spouse; (v) 3,347,070 shares reserved for note conversions beneficially owned by Dr. Chen exercisable within 60 days of December 31, 2020; and (vi) 1,284,000 vested options.  Regarding the options, Dr. Chen was awarded 500,000 Qualified Incentive Stock Options and 2,585,000 Nonqualified Incentive Stock Options on September 26, 2018, through the Amarillo Biosciences, Inc., 2018 Employee Stock Option Plan and the Amarillo Biosciences, Inc., 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan, respectively. Dr. Chen’s total options granted him (3,085,000) are reserved for future issue.  Since Dr. Chen is an “insider” or “Affiliate” by virtue of his holdings and his position in the Company, his option vesting schedule is determined over a four-year period rather than five years compared to other grantees.  Furthermore, Dr. Chen’s options vest at a rate of twenty-five per cent (25%) per year rather than twenty percent per year for qualified options as the other grantees vest.  Dr. Chen has held the options for two years which entitles him to fifty percent (50%) vesting in the “Qualified” options and forty percent (40%) vesting in the “Nonqualified” options.  Dr. Chen, therefore, has beneficial ownership of 1,034,000 “Nonqualified” options and 250,000 “Qualified” options, the sum (1,284,000) of which are included in his beneficial total.  (As explained in the section “Stock Options and Warrants,” the qualified options awarded September 26, 2018, became non-qualified on September 26, 2019, because the stockholders did not ratify the “2018-ESOP” within one year from the date the plan was adopted.  All other terms remained unchanged.)

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Historically, the Company has relied upon certain relationships which gave rise to related transactions. These relationships have helped the Company with financing, ingredients to potential products, research, and technology. All future transactions and loans between the Company and its officers, directors and 5% shareholders will be on terms no less favorable to the Company than could be obtained from independent third parties. There can be no assurance, however, that future transactions or arrangements between the Company and its affiliates will be advantageous, that conflicts of interest will not arise with respect thereto or that if conflicts do arise, that they will be resolved in favor of the Company.

Currently there are no such arrangements that have not already been disclosed in this document.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our independent auditors, PWR CPA, LLP (“PWR”) (who was appointed as our independent auditors on March 19, 2020) and LBB & Associates Ltd., LLP (“LBB”) (who were terminated as our independent auditors on March 3, 2020), for professional services rendered for the audit of our annual financial statements, and for the review of quarterly financial statements for the fiscal years ended December 31, 2020 and 2019, were:

	2020	2019
PWR CPA	$35,000	$18,500
LBB & Associates Ltd., LLP	$-	$20,750

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

PART IV

ITEM 15.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-K	FILING DATE WITH SEC	FORM	EXH #

3.1(a)	Restated Certificate of Formation of the Company, dated and filed July 27, 2015		3/30/2016	10-K	3.i.
3.1(b)	Bylaws of the Company, as amended July 10, 2015		3/30/2016	10-K	3.ii.
4.1(a)	Specimen Common Stock Certificate		8/8/1996	SB-2	4.1
4.1(b)	Form of Underwriter's Warrant		8/8/1996	SB-2	4.2
10.1(a)	2008 Stock Incentive Plan dated May 20, 2008		5/22/2008	S-8	10.1(11)
10.1(b)	2018 Employee Stock Option Plan		4/16/2019	10-K	10.72

10.1(c)	2018 Officer, Directors, Employees and Consultants Nonqualified Stock Option Plan		4/16/2019	10-K	10.73
10.1(c)	2018 Stock Option Agreement – Nonqualified Stock Option		4/16/2019	10-K	10.74
10.1(e)	2018 Stock Option Agreement – Employee Plan		4/16/2019	10-K	10.75
10.1(f)*	Employment Agreement between Company and Stephen T. Chen, Ph.D. dated 12/31/20 and effective 01/01/21	X	3/30/2021	10-K	10.1(f)
10.1(g)*	Amendment No. 1 to Employment Agreement between Company and Stephen T. Chen, Ph.D. effective 01/01/21	X	3/30/2021	10-K	10.1(g)
10.1(h)*	Employment Agreement between Company and Bernard Cohen dated 12/31/20 and effective 01/01/21	X	3/30/2021	10-K	10.1(h)
10.1(i)	Settlement Agreement and Mutual General Release, effective 12/24/20	X	3/30/2021	10-K	10.1(i)
10.1(j)*	Extension of the consulting agreement and pre-existing warrant certificate between the Company and i2China Management Group, LLC (originally dated April 15, 2018), dated November 30, 2020	X	3/30/2021	10-K	10.1(j)
10.1(k)	Securities Purchase Agreement between Company and Ainos, Inc., dated December 24, 2020		12/30/2020	8-K	2.1
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X	3/30/2021	10-K	31.1
99.1	906 Certification	X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104.1	Cover Page Interactive Data File	X

The exhibits listed in the Exhibit Index are filed or incorporated by reference as part of this filing.

+ Schedules (as similar attachments) have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K.

* Indicates a management contract or compensatory plan or arrangement.

ITEM 16.
FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMARILLO BIOSCIENCES, INC.

Date: March 30, 2021	By:	/s/ Stephen Chen
Stephen Chen, Chairman of the Board,
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Chen	Chairman of the Board,	March 30, 2021
Stephen Chen	Director Chief Executive Officer and Chief Financial Officer

/s/ Yasushi Chikagami	Director	March 30, 2021
Yasushi Chikagami

/s/ Daniel Fisher	Director	March 30, 2021
Daniel Fisher

/s/ Nicholas Moren	Director	March 30, 2021
Nicholas Moren

/s/ Beatrice Liu	Director	March 30, 2021
Beatrice Liu

Amarillo Biosciences, Inc.
Financial Statements

Years ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Amarillo Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Amarillo Biosciences, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 1 to the financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2021 raise substantial doubt about its ability to continue as a going concern. These 2020 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/PWR CPA, LLP

We have served as the Company’s auditor since 2020.

Houston, Texas

March 30, 2021

Amarillo Biosciences, Inc.
Balance Sheets

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$22,245	$409,039
Inventory	3,024	4,131
Prepaid expense and other current assets	51,144	32,124
Total current assets	76,413	445,294
Patents, net	180,628	146,263
Property and equipment, net	3,249	5,069
Total assets	$260,290	$596,626

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$145,567	$208,727
Advances from investors	-	100,000
Convertible notes payable	953,001	444,581
Total current liabilities	1,098,568	753,308
Total liabilities	1,098,568	753,308

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.01 par value:
Authorized shares – 10,000,000,
Issued and outstanding shares – 0 at December 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.01 par value:
Authorized shares – 100,000,000,
Issued and outstanding shares –42,066,172 and 40,516,351 at December 31, 2020 and 2019, respectively	420,662	405,164
Additional paid-in capital	4,961,315	4,207,786
Accumulated deficit	(6,220,255)	(4,769,632)
Total stockholders’ equity (deficit)	(838,278)	(156,682)
Total liabilities and stockholders’ equity (deficit)	$260,290	$596,626

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Operations

	Years ended December 31,
	2020	2019
Revenues	$16,563	$11,731
Cost of revenues	(11,277)	(8,772)
Gross margin	5,286	2,959

Operating expenses:
Research and development expenses	389	52,510
Selling, general and administrative expenses	1,445,332	1,530,862
Total operating expenses	1,445,721	1,583,372

Operating loss	(1,440,435)	(1,580,413)

Other income (expense):
Interest expense, net	(10,188)	(885)
Net loss	$(1,450,623)	$(1,581,298)

Basic and diluted net loss per average share available to common shareholders	$(.04)	$(0.04)

Weighted average common shares outstanding – basic and diluted	40,730,934	39,896,388

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	-	$-	39,117,524	$391,175	3,527,238	(3,188,334)	730,079
Issuance of stock for compensation	-	-	231,675	2,317	67,183	-	69,500
Issuance of common stock for cash	-	-	615,000	6,150	123,850	-	130,000
Issuance of stock for debt	-	-	552.152	5,522	94,478	-	100,000
Warrant expense	-	-	-	-	37,984	-	37,984
Option expense	-	-	-	-	357,053	-	357,053
Net Loss	-	-	-	-	-	(1,581,298)	(1,581,298)
Balance at December 31, 2019	-	$-	40,516,351	$405,164	4,207,786	(4,769,632)	(156,682)
Issuance of stock for compensation	-	-	1,149,821	11,498	283,192	-	294,690
Issuance of stock for subscriptions	-	-	400,000	4,000	96,000	-	100,000
Warrant expense	-	-	-	-	11,585	-	11,585
Option expense	-	-	-	-	362,752	-	362,752
Net loss	-	-	-	-	-	(1,450,623)	(1,450,623)
Balance at December 31, 2020	-	$-	42,066,172	$420,662	4,961,315	(6,220,255)	(838,278)

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Statements of Cash Flows

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash flows from Operating Activities
Net loss	$(1,450,623)	$(1,581,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,698	22,241
Stock issued for compensation	150,440
Warrant expense	11,585	37,984
Option expense	362,752	357,053
Changes in operating assets and liabilities:
Inventory	1,107	(4,131)
Prepaid expense and other current assets	(19,020)	(5,544)
Accounts payable and accrued expenses	419,618	261,674
Accrued interest – related party	9,892	2,545
Net cash used in operating activities	(499,551)	(909,476)
Cash flows from Investing Activities
Investment in patents	(7,243)	(11,469)
Capital expenditures	-	(1,638)
Net cash used in investing activities	(7,243)	(13,107)
Cash flows from Financing Activities
Proceeds from private placement offering, net	-	125,048
Proceeds from convertible note payable – related party	120,000	-
Repayment on convertible note payable – related party	-	(70,080)
Net cash provided by financing activities	120,000	54,968
Net change in cash	(386,794)	(867,615)
Cash and cash equivalents at beginning of period	409,039	1,276,654
Cash and cash equivalents at end of period	$22,245	$409,039
Supplemental Cash Flow Information
Cash paid for interest	$855	$903
Non-Cash Transactions
Stock issued for accrued liabilities	104,250	$69,500
Stock issued for subscription	$100,000	$-
Conversion of debt to common stock	$-	$100,000
Stock issued for patent costs	$40,000	$
Stock issued for advances from investors	$-	$100,635

The accompanying notes are an integral part of these financial statements.

Amarillo Biosciences, Inc.
Notes to Financial Statements
December 31, 2020 and 2019

1.
 Organization and Summary of Significant Accounting Policies

Organization and Business

Amarillo Biosciences, Inc. (the "Company" or "the Company"), is a diversified healthcare company engaged in the discovery and development of pharmaceutical and biotech products. The Company is a Texas corporation which was formed in 1984.

The Company primarily operates through three divisions:  Pharmaceutical, Medical and Consumer.  The Pharmaceutical division leverages our data library by applying the Company's experience in the use of low-dose non-injectable interferon (IFN) for the treatment of neoplastic, viral, and fibrotic diseases. The Company seeks to engage in patent licensing and commercialization opportunities with global partners. The Medical division is focused on medical devices and developing technology to treat metabolism related diseases such as Type 1 and Type 2 diabetes in Asia.  The Consumer division includes a range of nutraceutical and food supplement products that utilize a liposomal delivery system.  The Company currently has offices in the United States and Taiwan.  The Company operates in Taiwan under the name AMARILLO BIOSCIENCES, INC. TAIWAN BRANCH.

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

The Pharmaceutical Division is currently seeking to leverage the Company's intellectual property and core technology, low-dose non-injectable interferon, to expand treatment of the aforementioned neoplastic, viral, and fibrotic diseases as well as other potential indications.

Revenue recognized during the year ended December 31, 2020 and 2019 was generated by the Consumer Product division

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no material accounts receivable and no allowance at December 31, 2020 or 2019.

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

Patents and Patent Expenditures

The Company holds patent license agreements and maintains patents that are owned by the Company. All patent license agreements remain in effect over the life of the underlying patents. Accordingly, the patent license fee is being amortized over the estimated life of the patent using the straight-line method. Patent fees and legal fees associated with the issuance of new owned patents are capitalized and amortized over the estimated 15 to 20 year life of the patent. The Company continually evaluates the amortization period and carrying basis of patents to determine whether subsequent events and circumstances warrant a revised estimated useful life or impairment in value. No patent costs were written off for the years ended December 31, 2020, or December 31, 2019.

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

Research and Development

Research and development costs are expensed as incurred. During the years ended December 31, 2020, and December 31, 2019, the Company incurred $40,389 of which $40,000 was paid in stock and $389 in cash and $52,510, respectively, in expenses towards research activities associated with the development of its proprietary pulsatile infusion treatment. Other than corporate administrative and professional accounting fees related to maintaining public listing requirements, a significant portion, if not all, of the Company’s Selling, General & Administrative expenss were also allocated towards the research and development of the Company’s proprietary pulsatile insulin treatment.

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

Basic and Diluted Net Income (Loss) Per Share

As of December 31, 2020, potentially dilutive shares of 678,726 are not included in the calculation of fully diluted net loss per share as the effect with a net loss would be antidilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash. The Company has cash balances in a single U.S. financial institution which, from time to time, could exceed the federally insured limit of $250,000. The Company maintains multiple accounts in its Taiwan Branch office which help to mitigate risk. As of December 31, 2020, cash held in Taiwan accounts amounted to $3,671. No loss has been incurred related to the aforementioned concentration of cash.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2. Property, Equipment and Software, net

Property, equipment and software are stated at cost less accumulated depreciation and consist of the following at December 31, 2020 and 2019:

	2020	2019
Furniture and equipment	$94,625	$94,625
Automobiles	4,912	4,912
Software	8,012	8,012
	107,549	107,549
Less: accumulated depreciation	(104,300)	(102,480)
Property, equipment and software, net	$3,249	$5,069

Depreciation expense amounted to $1,820 for the year ended December 31, 2020 and $10,579 for the year ended December 31, 2019 and is included in selling, general and administrative expenses.

3. Patents, net

Patents are stated at cost less accumulated amortization and consist of the following at December 31, 2020 and 2019:

	2020	2019
Patents	$245,898	$198,655
Less: accumulated amortization	(65,270)	(52,392)
Patents, net	$180,628	$146,263

Amortization expense amounted to $12,878 for the year ended December 31, 2020 and $11,662 December 31, 2019 respectively, and is included in selling, general and administrative expenses.

Estimated future amortization expense is as follows:

2020	12,435
2021	11,222
2022	10,818
2023	10,818
2024	10,818
Thereafter	124,517
Total expense	$180,628

4. Convertible Notes Payable

As of December 31, 2020 and 2019, convertible notes payable consisted of the following:

Note #.	Conversion Rate	Interest Rate	December 31, 2020 Principal Amount	December 31, 2019 Principal Amount
Note 1 – Chen	$0.1680	0.75%	$114,026	$114,026
Note 2 – Chen	$0.1875	0.65%	$262,500	$262,500
Note 3.19 – Chen	$0.2500	1.85%	$39,620	$39,620
Note 4.19 – Chen	$0.2500	1.61%	$14,879	$12,435
Note 5.19 – i2China	$0.2500	1.85%	$16,000	$16,000
Note 6.20 – Chen	$0.2500	1.85%	$216,600	$-
Note 7.20 – Chen	$0.2500	1.60%	$23,366	$-
Note 8.20a – i2China	$0.2500	1.85%	$48,000	$-
Note 8.20b – i2China	$0.2500	1.85%	$84,000	$-
Note 9.21 - Chen	N/A	0.13%	$134,010	$-
Total Convertible Notes – Related Party			$953,001	$444,581

The notes are unsecured and are due on demand. All shares issued on conversion are to be restricted subject to Rule 144 promulgated under the U.S. Securities Act of 1933. The Company may prepay the notes in whole or in part at any time without penalty. The convertible notes due to Dr. Chen are related party notes. See footnote 5.

5. Related Party Transactions

As discussed in Note 4, as of December 31, 2020 and 2019, the Company has convertible notes payable of $953,001 and $444,581, respectively. Interest expense related to these notes for 2020 and 2019 was $9,892 and $4,094, respectively.

Dr. Chen is an officer and Director of the Company. Furthermore, he beneficially owns over 10% of the issued and outstanding stock. Dr. Chen is, therefore, considered a related party. The total related party promissory notes for 2020, were $805,001 as compared to $428,581 in 2019.

6. Common Stock

The shareholders have authorized 100,000,000 shares of voting common shares for issuance. On December 31, 2020, a total of 50,783,942 shares of common stock were either issued (42,066,172), reserved for conversion of convertible debt to stock (3,608,153), held for future exercise of stock options (4,657,000)12 and warrants (452,617).

On January 6, 2020, 400,000 shares were issued at the price of $0.25 per share for the investment of $100,000 in the Company’s2019-2 Private Placement Stock Offering. The investment funds were received on December 31, 2019.

On October 1, 2020, 100,000 shares were issued to UHO Wellness Corporation (UHO) pursuant to a stock for services agreement executed by the Company and UHO on February 13, 2020. The shares were issued at $0.22 per share for preparation and submission of a Taiwan patent application for the Company’s SMART technology. On December 1, 2020, the Company issued 100,000 shares at $0.18 per share to UHO when the aforementioned patent was issued. Issuance of the patent and payment of the shares signified fulfillment of the agreement.
_______________
12 Of the total options granted (4,657,000), 1,912,800 are vested as of December 31, 2020.

On December 30, 2020, 54,780 common shares were issued to the Company’s legal consultant as part of the engagement contract for services for the fiscal year 2019. The total amount of the stock was $14,440. Also on December 30, 2021, 158,528 shares were issued to the Company’s executive consultant for advisory services rendered as part of the engagement contract for 2019 and 2020. The total amount of the stock was $42,000.

On December 30, 2020, Dr. Stephen T. Chen, Ph.D., CEO, received 651,701 as compensation in the amount of $175,000 for 2019 and 2020. Also on December 30, 2020, Bernard Cohen, VP, received 78,203 shares as compensation of $21,000 for 2019 and 2020. Dr. Celee Spidel, former Medical Liaison, received 6,304 common shares for compensation of $2,250 for 2019

On May 11, 2020, the Company Board of Directors unanimously approved a Consent Resolution enacting the 2020-1 Private Placement Memorandum and Subscription of Non-Distributive Intent (PPM Offering) (2020-1 Private Placement Package). The offering was approved for the sale of a maximum of 5,208,334 shares to raise an aggregate amount not to exceed $1,000,000. The stated use of proceeds was for commercialization of technologies and application of funds to operating expenses as necessary. The offering was to be completed not later than July 31, 2020.

On November 30, 2020, the Company Board of Directors approved the extension of the 2020-1 Private Placement Package until March 31, 2021. With the exception of the new closing date, all terms and conditions of the 2021-1 Private Placement Package remain the same as disclosed in the previous paragraph.

On December 18, 2020, the Company Board of Directors approved an increase in the amount of authorized shares for issuance from 100 million common shares to 300 million common shares contingent upon transaction close of the Securities Purchase Agreement with Ainos, Inc. Pursuant to this Agreement, the Company will acquire Patent Assets by issuing 100,000,000 shares of common stock valued at $0.20 to Ainos, Inc.

The Company did not pay any dividends to its common stock shareholders in 2020 and has no plans to do so in the immediate future.

Amarillo Biosciences, Inc. uses the services of American Stock Transfer and Trust Company as the Company’s transfer agent.

7. Preferred Stock

The shareholders have authorized 10,000,000 shares of preferred stock shares for issuance.

No Preferred Equity was outstanding as of December 31, 2020 and 2019 and none is outstanding as of the date of this report.

8. Stock Option and Stock Plans

On September 26, 2018, the Company’s Board of Directors adopted the Amarillo Biosciences, Inc., 2018 Employee Stock Option Plan (the “2018-ESOP”). The 2018-ESOP provides for the grant of Qualified Incentive Stock Options to the Company’s employees. The Board, in its adoption of the 2018-ESOP, directed the Officers to submit the 2018-ESOP to the shareholders for ratification and approval at the next scheduled shareholders meeting. Failure of the ratification and approval of the 2018-ESOP within one year of the effective date renders the qualified options to become nonqualified options for purposes of the U.S Internal Revenue Code. The 2018-ESOP is administered by the Board of Directors of the Company or by a committee of directors appointed by the Board of Directors of the Company (the “Stock Option Committee”) as constituted from time to time. The maximum number of shares of Common Stock which may be issued under the 2018-ESOP is six million (6,000,000) common stock shares which will be reserved for issuance subject to options.

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

On September 26, 2018, the Company’s Board of Directors adopted the Amarillo Biosciences, Inc., 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan (the “2018-NQSOP”). The 2018-NQSOP provides for the grant of Nonqualified Incentive Stock Options to the Company’s employees. The 2018-NQSOP is administered by the Board of Directors of the Company or by the Stock Option Committee as constituted from time to time. The maximum number of shares of Common Stock which may be issued under the 2018-NQSOP is twenty million (20,000,000) common stock shares which will be reserved for issuance subject to options. The option price for the Nonqualified Options is $0.38 exercisable for a period of ten (10) years, with a vesting period of five (5) years at 20% per year commencing one (1) year from date of grant. There are no changes in terms or conditions for shareholders who own or control over ten percent (10%) of the outstanding stock.

On December 18, 2020, the Board of Directors approved the termination of the 2008 Stock Incentive Plan that was previously approved by the board on May 23, 2008 and replaced with the 2018 company stock option plans that were adopted on September 26, 2018.

Equity Compensation Plan Information:

Stock Plans 1	Issue Date Range	Total Shares Authorized	Shares Issued	Shares Remaining
Amarillo Biosciences, Inc., 2018 Employee Stock Option Plan, 2	9/26/18 – 9/26/28	6,000,000	850,000	5,150,000
Amarillo Biosciences, Inc., 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan	9/26/18 – 9/26/28	20,000,000	3,807,000	16,193,000
_______________
1 The Board of Directors has approved all stock, stock option and stock warrant issuances.
2 On September 26, 2019, all Qualified Options became non-qualified options since the 2018-ESOP was not ratified by the stockholders.

Whether qualified or nonqualified, when options are exercised, the Company Common Stock shares will be issued pursuant to Rule 144A meaning that the shares cannot be traded or otherwise exchanged for a minimum period of six months from issue date.

A summary of option activity for the years ended December 31, 2019 and December 31, 2020 are presented below.

Date	Number of Options 1Qualified*	Number of Options Nonqualified	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance December 31, 2018	950,000	3,995,000	$0.38	9 years -	-
Exercised	-	-	-	-	-
Expired or Forfeited	100,000	188,000	$0.38	-	-
Balance December 31, 2019	850,000	3,807,000	$0.38	8 years -	-
Granted 2020	-	-	-	-
Exercised	-	-	-	-	-
Expired or Forfeited			$0.38	-	-
Balance December 31, 2020	850,000	3,807,000	$0.38	7 years -
Vested as of December 31, 2020	390,000	1,522,800	$0.38	7 years -

●
There is one stock owner over 10% currently holding 500,000 qualified options. The exercise price for this option-holder would be $0.418 with an exercise period of 5 years and a vesting period of 4 years at 25% per year.

●
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

As of December 31, 2020, there is $924,180 in unrecognized option expense that will be recognized over the next 2.75 years.

Directors, officers, employees and consultants did not exercise any options in 2019 or 2020.

9. Warrants

On November 30, 2020, the Company’s Board of Directors approved an extension of the consulting agreement and pre-existing warrant certificate between the Company and i2China Management Group, LLC, originally dated April 15, 2018. The warrant is effective from November 25, 2020, until November 25, 2025 at 5:00 P.M. Central Standard Time. The warrant entitles the consultant to purchase 452,617 shares of common stock at an exercise price of $0.27 per share. The warrant was valued at $70,608 and will be expensed over sixty (60) months. The Company used the Black-Scholes option pricing model to value the warrants with the following assumptions applied: (1) Volatility – 201%; (2) Term – 5 years (3) Discount Rate –.39%.

No warrants were exercised in 2020 or 2019.

10. Income Taxes
Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 21% to pretax income from continuing operations as a result of the following:

	December 31, 2020	December 31, 2019
Provision (benefit) at statutory rate	$(305,000)	$(332,000)
Permanent differences	80,000	85,000
Change in valuation allowance	225,000	247,000
	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019, are presented below:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforward	$3,725,000	$5,239,000
Deferred tax assets	3,725,000	5,239,000

Deferred tax liabilities:	-	-
Net deferred tax assets	3,725,000	5,239,000
Valuation allowance	(3,725,000)	(5,239,000)
	$-	$-

At December 31, 2020, the Company has estimated net operating loss carryforwards of approximately $24,948,000 for federal income tax purposes expiring in 2021 through 2040. The ability of the Company to utilize these carryforwards may be difficult and directly dependent upon many factors outside of the Company’s control, including, but not limited to, changes in the legal and regulatory framework and the operational and corporate structure of the Company and shareholders, or sales or transfers of stock by or among shareholders. For example, if the Company has experienced a change of control as defined in the relevant provisions of the IRC,13 the use of any existing tax attributes could be severely limited. The Company does not believe the reorganization has or will impair any tax attributes; however, obtaining value from the tax attributes is a function of the Company’s return to profitable operations and the timeframe of that return. While we believe it is possible, there is no assurance that the Company will return to profitability in the future.

As of December 31, 2020, the Company had open tax years of 2020, 2019 and 2018 which are subject to examination by tax authorities.

11. Commitments and Contingencies

Lease commitment
Our executive and administrative offices are located at 4134 Business Park Drive, Amarillo, Texas in a 1,800 square-foot leased facility. The lease term, which is a semi-annual renewal, begins on January 1 of the calendar year and expires on June 30 of the calendar year. The lease automatically renews on July 1 of the calendar year if termination notice is not given to lessor. The rent in effect on December 31, 2020 was $1,315 per month. The renewed lease for the period January 1, 2021, through March 31, 2021, has a rent cost of $1,315 per month. The monthly lease for a similarly sized office in Taiwan was $2,548 per month or $30,579 annually for a twelve-month lease.
_______________
13 See 26 U.S.C. § 382 (known as Section 382 of the IRC) and related regulations.

Litigation
The Company is not a party to any litigation and is not aware of any pending litigation or unasserted claims or assessments as of December 31, 2020.

Officer Compensation

On January 1, 2021, the Company entered into new employment contracts with Stephen T Chen, the Company’s Chairman, CEO, President, and CFO; and with Bernard Cohen, the Company’s Vice-President of Administration. These new contracts replace the previous contracts which expired on December 31, 2020. The new contracts began January 1, 2021, and extend through March 31, 2021, at which time each contract expires. The job descriptions, duties, titles, benefits, and compensation amounts are identical or proportionate to the expired employment agreements. Compensation for Dr. Chen is set at $20,000 per month (an annual rate of $240,000) in cash, payable bi-monthly, and $8,333.33 monthly (an annual rate of $100,000) payable in shares of the Company’s unregistered, voting common stock. Compensation for Mr. Cohen is set at $70,000 per annum in $5,833.33 cash payable bi-monthly (based on the annual amount of $70,000), and $1,000 payable monthly (annualized at $12,000), payable in shares of the Company’s unregistered, voting common stock.

The contracts provide that the Employee shall devote his entire productive time, ability, attention and energies to the business of the Company. In addition, the contracts protect the property rights of the Company, including inventions and other intellectual property, trade secrets, and proprietary information. The contracts also prohibit Employees from competing directly or indirectly with the business of the Company or its controlled subsidiaries, both during the term of the contracts, and continuing for a period.

12. Subsequent Events

On January 1, 2021, the Company issued Note #10.21 for deferred compensation to Dr. Stephen T. Chen, Chairman, CEO, President, and CFO, in the amount of $54,150, the maximum amount of cash compensation that could be deferred for 2021. The Note is payable on April 1, 2021, and bears interest at the AFR14 short-term rate of 1.85%. The note is an advancing note with a maximum limit of $54,150 whereby the Company promises to repay the aggregate Principal Amount advanced to date up to the stated maximum amount at Maturity. The Company may request and the payee shall advance up to $9,025 on the 15th and last day of each month until the note matures. The Note may be convertible in whole or in part at a conversion price of $0.25 per share into Amarillo Biosciences, Inc., Common voting stock. All shares issued are to be restricted subject to Rule 144 promulgated under the U.S. Securities Act of 1933. The Company may prepay the Note in whole or in part at any time without penalty.

On January 1, 2021, the Company issued Note #11.21 for deferred compensation to i2China Management Group, LLC in the amount of $33,000, the maximum amount of cash compensation that could be deferred in 2021. The Note is payable on April 1, 2021, and bears interest at the AFR15 short-term rate of 1.85%. The note is an advancing note with a maximum limit of $33,000 whereby the Company promises to repay the aggregate Principal Amount advanced to date up to the stated maximum amount at Maturity. The Company may request and the payee shall advance up to $11,000 on the last day of each month until the note matures. The Note may be convertible in whole or in part at a conversion price of $0.25 per share into Amarillo Biosciences, Inc., Common voting stock. All shares issued are to be restricted subject to Rule 144 promulgated under the U.S. Securities Act of 1933. The Company may prepay the Note in whole or in part at any time without penalty.
_______________
14 Applicable Federal Rate
15 Applicable Federal Rate

On January 1, 2021, the Company issued Note #9.21 to Dr. Chen which reduced to writing the various working capital advances through December 2020, and became the ongoing record to track future working capital advances through the Note’s maturity date of April 14, 2021. The maximum aggregate value of Note #9.21 is $325,000 and carries an AFR interest rate of 0.13%. The Company may request in writing, as needed, an advance of funds, not to exceed the specified maximum amount, and the payee shall advance the requested amount until Maturity.

Following is a complete list of Convertible Notes Payable issued by the Company as of December 31, 2020, and subsequent to that Balance Sheet Date.

Note #.	Conversion Rate	Interest Rate16	December 31, 2020 Principal Amount17	December 31, 2019 Principal Amount
Note 1 – Chen	$0.1680	0.75%	$114,026	$114,026
Note 2 – Chen	$0.1875	0.65%	$262,500	$262,500
Note 3.19 – Chen	$0.2500	1.85%	$39,620	$39,620
Note 4.19 – Chen	$0.2500	1.61%	$14,879	$12,435
Note 5.19 – i2China	$0.2500	1.85%	$16,000	$16,000
Note 6.20 – Chen	$0.2500	1.85%	$216,600	$-
Note 7.20 – Chen	$0.2500	1.60%	$23,366	$-
Note 8.20a – i2China18	$0.2500	1.85%	$48,000	$-
Note 8.20b – i2China19	$0.2500	1.85%	$84,000	$-
Note 9.21 - Chen20	N/A	0.13%	$236,905	$-
Note 10.21 - Chen	$0.2500	1.85%	$59,025	$-
Note 11.21 – i2China	$0.2500	1.85%	$37,000	$-
Total Convertible Notes – Related Party			$1,151,921	$444,581
_______________
16 Interest on all Related Party notes is assessed using the short-term or medium-term Applicable Federal Rate (AFR). Applicable Federal Rate is-the minimum interest rate that the Internal Revenue Service (IRS) allows for private loans. The IRS publishes a monthly set of interest rates that the agency considers the minimum market rate for loans, whereas, interest rates less than the AFR would have tax implications.
17 The balances in this column represent the principal of the outstanding notes payable. The principal balance of each note and accrued interest through December 31, 2020, is as follows: (1) $119,221; (2) $271,092; (3.19) $42,622; (4.19) $15,443; (5.19) $17,182; (6.20) $224,120; (7.20) $24,014; (8.20a) $48,702; (8.20b) $85,937; (9) $237,231; (10.21) $59,203; (11.21) $37,107.
18 On November 30, 2020, the Company’s Board of Directors approved an extension of the consulting agreement and pre-existing warrant certificate between the Company and i2China Management Group, LLC, originally dated April 15, 2018. Compensation stated in the updated agreement increased the monthly retainer from $8,000 to $15,000 per month retroactive to January 1, 2020. The retainer increase was $7,000 per month and was retroactively deferred and added to Convertible promissory note #8.20. The retroactive retainer totaled $84,000 and was added to the unpaid balance of the note, $48,000, bringing the total unpaid balance as of December 31, 2020 to $132,000.
19 Note 8.20b is the retroactive retainer. The total indebtedness for Note 8.20 (8.20a + 8.20b) is $132,000; including the accrued interest, the total indebtedness is $134,037.
20 Dr. Chen loaned operating funds to the Company in 2020 on an open-ended basis. Note 9.21was issued in 2021. The note is not convertible and interest will be accrued at the short-term AFR rate.