Form 10-Q
period 2021-03-31
Ainos, Inc.
filed 2021-05-14
CIK 1014763

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[√]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

[ ]
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____to____ Commission File No. 0-20791

AINOS, INC.
(Exact name of registrant as specified in its charter)

TEXAS	75-1974352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8880 Rio San Diego Drive, Ste. 800, San Diego, CA 92108 (858) 869-2986
(Address and telephone number, including area code, of registrant's principal executive offices)

AMARILLO BIOSCIENCES, INC.
4134 Business Park Drive, Amarillo, TX 79110-4225
(Former name or former address if changed since last report)

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

142,240,594 shares of common stock, par value $0.01 per share, outstanding as of May 14, 2021

AINOS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.
Financial Statements
Ainos, Inc.
Balance Sheets
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$9,377	$22,245
Inventory	-	3,024
Prepaid expense and other current assets	32,890	51,144
Total current assets	42,267	76,413
Patents, net	177,051	180,628
Property and equipment, net	2,921	3,249
Total assets	$222,239	$260,290

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$348,548	$145,567
Notes payable – related party	236,854	-
Convertible notes payable – related party	915,016	953,001
Total current liabilities	1,500,418	1,098,568
Total liabilities	1,500,418	1,098,568

Stockholders' equity (deficit)
Preferred stock, $0.01 par value:
Authorized shares - 10,000,000,
Issued and outstanding shares – 0 at March 31, 2021 and December 31, 2020	-	-
Common stock, $0.01 par value:
Authorized shares - 100,000,000,
Issued and outstanding shares – 42,066,172 and 42,066,172 at March 31, 2021 and December 31, 2020, respectively	420,662	420,662
Additional paid-in capital	5,055,420	4,961,315
Accumulated deficit	(6,754,261)	(6,220,255)
Total stockholders’ equity (deficit)	(1,278,179)	(838,278)
Total liabilities and stockholders’ equity (deficit)	$222,239	$260,290

See accompanying notes to financial statements.

Ainos, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$2,121	$15,200
Cost of revenues	(1,249)	(10,806)
Gross margin	872	4,394

Operating expenses:
Selling, general and administrative expenses	522,981	380,268
Total operating expenses	522,981	380,268

Operating loss	(522,109)	(375,874)

Other income (expense):
Interest expense, net	(11,897)	(1,005)
Net loss	(534,006)	(376,879)
Less: Net Income attributable to non-controlling interests	-	-
Net loss attributable to common shareholders	$(534,006)	$(376,879)

Basic and diluted net loss per average share available to common shareholders	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	42,066,172	40,516,351

See accompanying notes to financial statements.

Ainos, Inc.
Statements of Stockholders’ Equity (Deficit)
For the three months ended March 31, 2021 and 2020
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	-	$-	40,516,351	$405,164	4,207,786	(4,769,632)	(156,682)
Warrant expense	-	-	-	-	9,496	-	9,496
Option expense	-	-	-	-	90,688	-	90,688
Net loss	-	-	-	-	-	(376,879)	(376,879)
Balance at March 31, 2020	-	$-	40,516,351	$405,164	4, 307,970	(5,146,511)	(433,377)

Balance at December 31, 2020	-	$-	42,066,172	$420,662	4,961,315	(6,220,255)	(838,278)
Warrant expense	-	-	-	-	3,417	-	3,417
Option expense	-	-	-	-	90,688	-	90,688
Net loss	-	-	-	-	-	(534,006)	(534,006)
Balance at March 31, 2021	-	$-	42,066,172	$420,662	5,055,420	(6,754,261)	(1,278,179)

See accompanying notes to financial statements.

Ainos, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2021	2020

Net cash used in operating activities	$(115,712)	$(119,482)

Cash flows from financing activities
Proceeds from related party note	102,844	-
Net cash provided by financing activities	102,844	-

Net change in cash	(12,868)	(119,482)
Cash and cash equivalents at beginning of period	22,245	409,039
Cash and cash equivalents at end of period	9,377	$289,557
Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Stock issued for accrued liabilities	$-	$-
Stock issued for advances from investors	$-	$-
Conversion of debt to common stock	$-	$-

See accompanying notes to financial statements.

Ainos, Inc.
Notes to Financial Statements
(Unaudited)

1.
Organization and Business. Ainos, Inc., formerly known as Amarillo Biosciences, Inc. (the "Company") is a diversified healthcare company engaged in the discovery and development of pharmaceutical and biotech products. The Company is a Texas corporation which was formed in 1984.

2.
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

3.
Basis of presentation. The accompanying consolidated financial statements, which should be read in conjunction with the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 30, 2021 attached hereto as Exhibit 13 and which is incorporated by this reference, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

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

5.
Common Stock. The shareholders have authorized 100,000,000 shares of voting common shares for issuance. On March 31, 2021, a total of 51,383,130 shares of common stock were either issued (42,066,172), reserved for conversion of convertible debt to stock (4,032,919), issuance to two Company officers and consultants as compensation (174,422), and held for future exercise of nonqualified options and warrants (5,109,617).

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

6.
Convertible Notes Payable and Other Related Party Notes Payable. As of December 31, 2020, the amount of convertible debt principal, on the Company’s balance sheet was $953,001. The total balance of the principal for convertible promissory notes as of March 31, 2021, is $915,016. This amount consisted of the following convertible promissory notes payable to Dr. Stephen T. Chen, Chairman, CEO, President, and CFO, and i2China, a consultant, as shown in the table below.

Note #.	Conversion Rate	Interest Rate	March 31, 2021	December 31, 2020
Note 1 - Chen	$0.1680	0.75%	$114,026	$114,026
Note 2 - Chen	$0.1875	0.65%	$262,500	$262,500
Note 3.19 - Chen	$0.2500	1.85%	$39,620	$39,620
Note 4.19 - Chen	$0.2500	1.61%	$14,879	$14,879
Note 5.19 – i2China	$0.2500	1.85%	$16,000	$16,000
Note 6.20 - Chen	$0.2500	1.85%	$216,600	$216,600
Note 7.20 - Chen	$0.2500	1.60%	$23,366	$23,366
Note 8.20a – i2China	$0.2500	1.85%	$48,000	$48,000
Note 8.20b – i2China	$0.2500	1.85%	$84,000	$84,000
Note 9.21 - Chen	N/A	0.13%	$236,854	$134,010
Note 10.21 – Chen	$0.2500	1.85%	$59,025	-
Note 11 – i2China	$0.2500	1.85%	$37,000	-
Total Convertible Notes (including accrued Interest) – Related Party			$1,151,870	$953,001

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

The Company may request and the payee shall advance up to $9,025 on the 15th and last day of each month until the note matures. The Note may be convertible in whole or in part at a conversion price of $0.25 per share into the Company’s common voting stock. All shares issued are to be restricted subject to Rule 144 promulgated under the U.S. Securities Act of 1933. The Company may prepay the Note in whole or in part at any time without penalty.

On January 1, 2020, the Company issued Note #7.20 to Dr. Stephen T. Chen for deferred reimbursement of expenses advanced on behalf of the Company for $30,000, the maximum amount of reimbursable expense that could be deferred. Actual reimbursable expenses deferred is $23,366. The Note is payable on January 1, 2021, or on demand and bears interest at the AFR1 short-term rate of 1.60%. The note is an advancing note with a maximum limit of $30,000 whereby the Company promises to repay the aggregate Principal Amount advanced to date up to the stated maximum amount at Maturity. The Company may request and the payee shall advance against the Note, until Maturity, the amount submitted on a completed and approved reimbursement form along with documentation of the amount to be advanced. The Note may be convertible in whole or in part at a conversion price of $0.25 per share into the Companuy’s common voting stock. All shares issued are to be restricted subject to Rule 144 promulgated under the U.S. Securities Act of 1933. The Company may prepay the Note in whole or in part at any time without penalty.

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

On January 1, 2021, the Company issued Note #10.21 for deferred compensation to Dr. Stephen T. Chen, Chairman, CEO, President, and CFO, in the amount of $59,025. The Note is payable on April 1, 2021, or on demand and bears interest at the AFR short-term rate of 1.85%. The note is an advancing note with a maximum limit of $59,025 whereby the Company promises to repay the aggregate Principal Amount advanced to date up to the stated maximum amount at Maturity. The Company may request and the payee shall advance up to $9,025 on the 15th and last day of each month until the note matures. The Note may be convertible in whole or in part at a conversion price of $0.25 per share into the Company’s common voting stock.
__________
1 Applicable Federal Rate - the minimum interest rate that the Internal Revenue Service (IRS) allows for private loans. The IRS publishes a monthly set of interest rates that the agency considers the minimum market rate for loans, whereas, interest rates less than the AFR would have tax implications.

On January 1, 2021, the Company issued Note #11 for deferred compensation to i2China Management Group, LLC in the amount of $37,000. The Note is payable on April 1, 2021, or on demand and bears interest at the AFR1 short-term rate of 1.85%. The note is an advancing note with a maximum limit of $37,000 whereby the Company promises to repay the aggregate Principal Amount advanced to date up to the stated maximum amount at Maturity. The Company may request and the payee shall advance up to $11,000 on the last day of each month until the note matures. The Note may be convertible in whole or in part at a conversion price of $0.25 per share.

The notes are unsecured and are due on demand. All shares issued on conversion are to be restricted subject to Rule 144 promulgated under the U.S. Securities Act of 1933. The Company may prepay the notes in whole or in part at any time without penalty. The convertible notes due to Dr. Chen are related party notes.

7.
Other Related Party Transactions. Other than the aforementioned convertible notes activity, there were no related party transactions that occurred during the period from January 1, 2021 to March 31, 2021.

8.
Subsequent Events.

On April 1, 2021, the Company issued Note #11.21 for deferred compensation to Dr. Stephen T. Chen, Chairman, CEO, President, and CFO, in the amount of $18,050.  The Note is payable on May 1, 2021, or on demand and bears interest at the AFR[1] short-term rate of 1.85%.  The note is an advancing note with a maximum limit of $18,050 whereby the Company promises to repay the aggregate Principal Amount advanced to date up to the stated maximum amount at Maturity. The Company may request and the payee shall advance up to $9,025 on the 15th and last day of each month until the note matures.  The Note may be convertible in whole or in part at a conversion price of $0.25 per share into the Company’s common voting stock.

On April 15, 2021, the Company consummated its Securities Purchase Agreement dated December 24, 2020 (“Ainos Agreement”) with a strategic investor, Ainos, Inc., a Cayman Islands corporation (“Investor”) focused on advanced technology diagnostic medical devices and artificial intelligence consumer healthcare solutions. Investor develops and manufactures point-of-care testing (“POCT”) rapid test kit products that include diagnostics for COVID-19 (SARS CoV2 Antigen Rapid Test), pneumonia, vaginal infection and helicobacter pylori (H. pylori) bacterial infection. Investor POCT delivers test results rapidly utilizing biosensors and artificial intelligence algorithms for volatile organic compound (VOC) analysis.  Pursuant to the Agreement, the Company issued 100,000,000 shares of common stock at $0.20 per share to Investor in exchange for certain patent assignments, increased its authorized common stock to 300,000,000 shares, and changed the Company’s name to “Ainos, Inc.” The Company’s prior Board of Directors resigned and seven (7) new board members were elected by our shareholders. In connection with the consummation of the transaction, Mr. Chun-Hsien Tsai was appointed to serve as the Company’s Chairman of Board, President, Chief Executive Officer and Chief Financial Officer. Mr. Chia-Hsi Chen was appointed to serve as the Company’s Chief Operating Officer effective as of April 15, 2021 but thereafter resigned effective as of April 28, 2021. Immediately after the consummation of the transaction and the issuance of the shares to the Investor, the Investor ownership in the Company is approximately 70.30% of the issued and outstanding shares of common stock of the Company. The foregoing description of the closing of the Ainos Agreement is not complete and is qualified in its entirety by the Form 8-K filed by the Company with the SEC on April 21, 2021, attached hereto as Exhibit 99.2 and which is incorporated herein by reference.

On April 27, 2021, the Company issued Note #12.21 for a short-term loan for working capital purposes from Ainos, Inc., a Cayman Islands Corporation in the amount of $15,000.  The Note is payable on October 27, 2021, or on demand and bears interest at the AFR1 short-term rate of 1.85%.  The note has a maximum limit of $15,000 whereby the Company promises to repay the aggregate Principal Amount to date up to the stated maximum amount at Maturity.  The Note may be convertible in whole or in part at a conversion price of $0.20 per share.

On April 28, 2021, Mr. Chia-Hsi Chen resigned as the Company’s Chief Operating Officer as of April 28, 2021 as reported by the Form 8-K filed by the Company with the SEC on May 3, 2021, attached hereto as Exhibit 99.3 and which is incorporated by reference.

On May 5, 2021, the Company issued Note #13.21 for a short-term loan for working capital purposes from Ainos, Inc., a Cayman Islands Corporation in the amount of $20,000.  The Note is payable on November 5, 2021, or on demand and bears interest at the Applicable Federal Rate (short-term rate) of 1.85%.  The note has a maximum limit of $20,000 whereby the Company promises to repay the aggregate Principal Amount to date up to the stated maximum amount at Maturity.  The Note may be convertible in whole or in part at a conversion price of $0.20 per share.

Notes #11.21, #12.21, and #13.21 are un-secured and are due on demand.  All shares issued on conversion are to be restricted subject to Rule 144 promulgated under the U.S. Securities Act of 1933.  The Company may prepay the notes in whole or in part at any time without penalty. The convertible notes due to Dr. Chen and Ainos, Inc., a Cayman Islands Corporation are related party notes.

ITEM 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Overview

Ainos, Inc. (the "Company”) is a Texas corporation formed in 1984 engaged in developing biologics for the treatment of human and animal diseases. Our current focus is research aimed at the treatment of human disease indications, particularly influenza, hepatitis C, thrombocytopenia, and other indications using interferon (IFN) alpha that is administered in a proprietary low-dose non-injectable form. In addition to its core technology the Company is working to expand the Company’s current focus into a diversified healthcare business portfolio in order to generate new revenue streams.

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

Ainos, Inc. Securities Purchase Agreement

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

Pursuant to the Ainos Agreement, upon the closing of the transactions contemplated thereby (the “Closing”), the Company will acquire certain patent assets (the “Patent Assets”) by issuing 100,000,000 shares of common stock (the “Shares”) valued at $0.20 to Purchaser.  The Patent Assets encompass technologies relating to development and manufacturing of point-of-care testing rapid test kit products that include diagnostics for COVID-19 (SARS CoV2 Antigen Rapid Test), pneumonia, vaginal infection and helicobacter pylori (H. pylori) bacterial infection.  The Company anticipates that the Shares issued to the Purchaser will represent approximately 70.30% of the issued and outstanding shares of common stock of the Company and effect a change of control in the Company at the Closing.  The Ainos Agreement provides for certain registration rights to the Purchaser regarding the Shares.

The foregoing description of the Ainos Agreement is not complete and is qualified in its entirety by the text of the agreement, which is included as Exhibit 2.1 to the Form 8-K filed by the Company with the SEC on December 30, 2020, which is incorporated herein by reference.

On December 18, 2020, the Company Board, and on January 25, 2021, the holders owning a majority of the shares of common stock of the Company as of the record date of January 22, 2021 approved certain Company actions required under the Ainos Agreement. The Company filed a Form 14-C definitive information statement regarding the majority stockholder approval of the Company actions required for closing the Ainos transaction on March 19, 2021, which is incorporated herein by reference, and completed mailing of the information statements to its shareholders on March 26, 2021. The Company expects the Closing to occur on or after April 15, 2021, subject to the terms and conditions of the Ainos Agreement.

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

Cost of Compliance with Environmental Regulations

The Company incurred no costs to comply with environment regulations during the timeframe of this report.

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

Premarket Approval (PMA)

Alternatively, if the Company’s device is deemed to be completely new to the U.S. market or classified as a Class III device, the Company will be required to apply for PMA approval. The Medical Device Amendments of 1976 to the FD&C Act established three regulatory classes for medical devices. The three classes are based on the degree of control necessary to assure that the various types of devices are safe and effective. The most regulated devices are in Class III. The amendments define a Class III device as one that supports or sustains human life or is of substantial importance in preventing impairment of human health or presents a potential, unreasonable risk of illness or injury.

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

Research and Development

During the quarter ended March 31, 2021 and the first quarter of 2020, the Company did not incur research and development expenses.

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

Consultants

From time to time, the Company engages consultants as needed for specific areas of responsibility. Presently, the Company has engaged the following consultants: John Junyong Lee, Esq. - Chief Legal Counsel and Corporate Secretary, Dr. Yung-Hsiang Hung - Director-Medical Division; and i2China Management Group, LLC (Mr. Lawrence Lin)- Executive Advisor.

Results of Operations for Quarter Ended March 31, 2021 and 2020:

Revenues. The Company reported revenue for the quarter ended March 31, 2021, of $2,121 from sales of liposomal nutraceuticals. Revenue for the same period in 2020 was $15,200 also from sales of nutraceuticals. The cost of sales for the first quarter of 2021 was $1,249 as compared to $10,806 for cost of sales in 2020. Gross profit for the quarter in 2021 was $872 as compared to $4,394 in 2020, a decrease of $3,522.

Research and Development Expenses. There was no R&D activity in this quarter of 2021 or 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $142,713 (38%) higher in 2021 than 2020 largely due to increased expenses associated with the Securities Purchase Agreement transaction with Ainos Inc.

Operating Loss. The Company's operating loss was $522,109 which was $146,235 (39%) higher for 2021 than 2020 mostly due to the expense of the Securities Purchase Agreement transaction with Ainos Inc.

Interest Expense. During the three months ended March 31, 2021, interest expense, net was $11,897, compared to $1,005 for the three months ended March 31, 2020. The interest expense recognized in the three months ended March 31, 2021 is mostly due to accrued interest for convertible debt notes.

Net Loss. Net loss attributable to common shareholders was $534,006 which was $157,127 (42%) higher during 2021 than 2020. This increase was mainly due to expenses related to processing of our Securities Purchase Agreement with Ainos Inc. in 2021.

Liquidity and Capital Resources

As of March 31, 2021, the Company had available cash of $9,377 whereas it had a cash position of $289,557 for the same period in 2020 and $22,245 as of December 31, 2020. The Company had a working capital deficit of $1,458,151 at the end of March 2021, and a working capital deficit of $580,993 for the same period in 2020, an increase of 151%. As of December 31, 2020, working capital was a deficit of $1,022,155. The average monthly burn rate in 2020 was $65,000. Going forward, we expect that the burn rate will continue to be in that same range.

The Company continues to develop and establish new revenue streams to become, and maintain, the position of a profitable going concern. Two major areas of focus are (1) to continue to leverage the Company’s core technology, the development and application of low-dose oral interferon, and (2) to commercialize its metabolic restoration therapy for the treatment of diabetes and other metabolic diseases. The Company aggressively seeks to monetize its existing intellectual property as well as potential new discoveries and estimates its short-term project development needs to be between $3,000,000 and $6,000,000 depending upon project negotiated terms and structuring yet to be determined.

There can be no assurance that we will be successful in our efforts to make the Company profitable. If those efforts are not successful, we will be forced to cease operations.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this Item 3.

ITEM 4.
Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2021.

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

ITEM 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

The 2020-1 Private Placement Equity Security Offering was unanimously authorized and approved by Consent of the Company’s Board of Directors. The Company offered up to 5,208,334 shares of Common voting stock at a price of $0.192 per share for an aggregate amount of $1,000,000. That offering is currently open and still available for investment.

On July 28, 2020, Dr. Stephen T. Chen, Chairman, CEO, President, and CFO, executed and submitted a Private Placement Memorandum for the purchase of 520,833 common voting shares at $0.192 per share through the Company’s 2020-1 Private Placement Stock Offering. The total amount of the investment subscription was $100,000 of which $85,000 was tendered to the Company by Dr. Chen subject to his payment of the balance of the subscription. Subsequently, the Company and Dr. Chen rescinded the subscription, the Company retained $85,000 previously tendered as an investment, and the Company included the foregoing amount in an open ended, non-convertible promissory note #9.21 as indicated item 6 (Convertible Notes Payable – Related Parties) in the Notes to Financial Statements.

ITEM 3.
Defaults Upon Senior Securities.

None

ITEM 4.
Mine Safety Disclosures.

Not applicable

ITEM 5.
Other Information.

On March 31, 2021, the Company entered into Amendment No. 2 to an Employment Agreement dated December 30, 2020 and effective January 1, 2021 between the Company and Stephen T. Chen (“Chen Agreement”) that extended the agreement to the closing date of the Ainos Agreement and transaction, a copy of which is provided as Exhibit 10.1(l) in this report. The Chen Agreement was reported in the Company’s 10-K report filed with the SEC on March 30, 2021, and is incorporated by this reference.

On March 31, 2021, the Company entered into Amendment No. 1 to an Employment Agreement dated December 30, 2020 and effective January 1, 2021 between the Company and Bernard Cohen (“Cohen Agreement”) that extended the agreement to April 5, 2021, a copy of which is provided as Exhibit 10.1(m) in this report. The Cohen Agreement was reported in the Company’s 10-K report filed with the SEC on March 30, 2021, and is incorporated by this reference.

ITEM 6.
Exhibits.

EXHIBIT INDEX

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-K	FILING DATE WITH SEC	FORM	EXH #	HYPERLINK TO FILINGS

3.1(a)	Restated Certificate of Formation of the Company, dated and filed July 27, 2015		3/30/2016	10-K	3.i.	Restated Certificate of Formation of the Company, dated and filed July 27, 2015.
3.1(b)	Bylaws of the Company, as amended July 10, 2015		3/30/2016	10-K	3.ii.	Bylaws of the Company, as amended July 10, 2015.
4.1(a)	Specimen Common Stock Certificate		8/8/1996	SB-2	4.1	Specimen Common Stock Certificate.
4.1(b)	Form of Underwriter’s Warrant		8/8/1996	SB-2	4.2	Form of Underwriter’s Warrant.
10.1(a)	2008 Stock Incentive Plan dated May 20, 2008		5/22/2008	S-8	10.1(11)	2008 Stock Incentive Plan dated May 20, 2008.
10.1(b)	2018 Employee Stock Option Plan		4/16/2019	10-K	10.72	2018 Employee Stock Option Plan
10.1(c)	2018 Officer, Directors, Employees and Consultants Nonqualified Stock Option Plan		4/16/2019	10-K	10.73	2018 Officer, Directors, Employees and Consultants Nonqualified Stock Option Plan
10.1(c)	2018 Stock Option Agreement – Nonqualified Stock Option		4/16/2019	10-K	10.74	Stock Option Agreement – Nonqualified Stock Option
10.1(e)	2018 Stock Option Agreement – Employee Plan		4/16/2019	10-K	10.75	Stock Option Agreement – Employee Plan
10.1(f)*	Employment Agreement between Company and Stephen T. Chen, Ph.D. dated 12/31/20 and effective 01/01/21		3/30/2021	10-K	10.1(f)	https://www.sec.gov/Archives/edgar/data/1014763/000165495421003517/amar_ex101f.htm
10.1(g)*	Amendment No. 1 to Employment Agreement between Company and Stephen T. Chen, Ph.D. effective 01/01/21		3/30/2021	10-K	10.1(g)	https://www.sec.gov/Archives/edgar/data/1014763/000165495421003517/amar_101g.htm
10.1(h)*	Employment Agreement between Company and Bernard Cohen dated 12/31/20 and effective 01/01/21		3/30/2021	10-K	10.1(h)	https://www.sec.gov/Archives/edgar/data/1014763/000165495421003517/amar_ex101h.htm
10.1(i)	Settlement Agreement and Mutual General Release, effective 12/24/20		3/30/2021	10-K	10.1(i)	https://www.sec.gov/Archives/edgar/data/1014763/000165495421003517/amar_ex101i.htm
10.1(j)*	Extension of the consulting agreement and pre-existing warrant certificate between the Company and i2China Management Group, LLC (originally dated April 15, 2018), dated November 30, 2020		3/30/2021	10-K	10.1(j)	https://www.sec.gov/Archives/edgar/data/1014763/000165495421003517/amar_ex101j.htm

10.1(k)	Securities Purchase Agreement between Company and Ainos, Inc., dated December 24, 2020		12/30/2020	8-K	2.1	https://www.sec.gov/Archives/edgar/data/1014763/000165495420014016/amar_ex2-1.htm
10.1(l)	Amendment No. 2 to Employment Agreement between Company and Stephen T. Chen, Ph.D. dated March 31, 2021	X
10.1(m)	Amendment No. 1 to Employment Agreement between Company and Bernard Cohen dated March 31, 2021	X
13	Form 10-K for period ending December 31, 2020		3/30/2021	10-K		https://www.sec.gov/Archives/edgar/data/1014763/000165495421003517/amar_10k.htm
31.1
Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
32.1
Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002.
X
99.1	906 Certification	X
99.2	Form 8-K reporting on the closing of the Ainos Agreement and transaction		4/21/2021	8-K		https://www.sec.gov/Archives/edgar/data/1014763/000165495421004461/0001654954-21-004461-index.htm
99.3	Form 8-K reporting on the resignation of the Company’s Chief Operating Officer		5/3/21	8-K		https://www.sec.gov/Archives/edgar/data/1014763/000165495421005015/0001654954-21-005015-index.htm
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104.1	Cover Page Interactive Data File	X

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

AINOS, INC.

Date: May 14, 2021	By:	/s/ Chun-Hsien Tsai
Chun-Hsien Tsai, Chairman of the Board,
Chief Executive Officer and Chief Financial Officer