Form 10-Q
period 2021-06-30
Ainos, Inc.
filed 2021-08-20
CIK 1014763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ___________________

FORM 10-Q

___________________

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File No. 0-20791

___________________

AINOS, INC.
(Exact name of registrant as specified in its charter)

  ___________________

Texas	75-1974352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8880 Rio San Diego Drive, Ste. 800, San Diego, CA 92108 (858) 869-2986
(Address and telephone number, including area code, of registrant’s principal executive offices)

___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes     ☒ No

142,442,215 shares of common stock, par value $0.01 per share, outstanding as of August 20, 2021

AINOS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Ainos, Inc.

Balance Sheets

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$606,638	$22,245
Accounts receivable	139,747	-
Inventory	-	3,024
Prepaid expense and other current assets	123,085	51,144
Total current assets	869,470	76,413
Patents, net	19,668,879	180,628
Property and equipment, net	22,923	3,249
Right of Use Asset	61,100	-
Total assets	$20,622,372	$260,290

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$310,481	$145,567
Contract liability	333,763	-
Convertible and other notes payable – related parties	1,526,420	805,001
Convertible and other notes payable	185,000	148,000
Lease obligation – current	20,568	-
Total current liabilities	2,376,232	1,098,568
Lease obligation – non-current	40,583	-
Total liabilities	2,416,815	1,098,568

Stockholders’ Equity (deficit)
Preferred stock, $0.01 par value, 10 million shares authorized, 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.01 par value, 300 million shares authorized, 142,271,815 and 42,066,172 shares outstanding at June 30, 2021 and December 31, 2020, respectively	1,422,718	420,662
Additional paid-in capital	24,286,874	4,961,315
Accumulated deficit	(7,504,035)	(6,220,255)
Total stockholders’ equity (deficit)	18,205,557	(838,278)
Total liabilities and stockholders’ equity (deficit)	$20,622,372	$260,290

See accompanying notes to financial statements.

Ainos, Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020

Revenues	$202,992	$484	$205,113	$15,684
Cost of revenues	(69,508)	(292)	(70,757)	(11,098)
Gross margin	133,484	192	134,356	4,586

Operating expenses:
Research and development expenses	-	389	-	389
Selling, general and administrative expenses	860,030	300,472	1,383,011	680,740
Total operating expenses	(860,030)	(300,861)	(1,383,011)	(681,129)

Operating loss	(726,546)	(300,669)	(1,248,655)	(676,543)

Loss on sale of fixed assets	(2,247)	-	(2,247)	-
Interest expense, net	(20,981)	(1,297)	(32,879)	(2,302)

Profit before income tax	(749,774)	(301,966)	(1,283,781)	(678,845)
Less: Income tax	-	-	-	-
Net loss	(749,774)	(301,966)	(1,283,781)	(678,845)

Basic and diluted net loss per average share available to common shareholders	$(0.01)	$(0.02)	$(0.02)	$(0.02)

Weighted average common shares outstanding – basic and diluted	124,644,759	40,516,351	83,583,583	40,516,351

See accompanying notes to financial statements.

Ainos, Inc.

Statements of Stockholders’ Equity (Deficit)

For the three months ended June, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)

Balance at March 31, 2021	-	$-	42,066,172	$420,662	$5,055,420	$(6,754,261)	$(1,278,179)
Issuance of stock for compensation	-	-	205,643	2,056	137,349	-	139,405
Issuance of stock for acquisition of patents	-	-	100,000,000	1,000,000	19,000,000	-	20,000,000
Warrant expense	-	-	-	-	3,417	-	3,417
Option expense	-	-	-	-	90,688	-	90,688
Net loss for the 2nd-quarter	-	-	-	-	-	(749,774)	(749,774)
Balance at June 30, 2021	-	$-	142,271,815	$1,422,718	$24,286,874	$(7,504,035)	$18,205,557

Balance at March 31, 2020	-	-	40,516,351	$405,164	$4,307,970	$(5,146,511)	$(433,377)

Issuance of stock for cash	-	-	400,000	4,000	96,000	-	100,000
Warrant expense	-	-	-	-	722	-	722
Option expense	-	-	-	-	90,688	-	90,688
Net loss for the 2nd-quarter	-	-	-	-	-	(301,966)	(301,966)
Balance at June 30, 2020	-	$-	40,916,351	$409,164	$4,495,380	$(5,448,477)	$(543,933)

See accompanying notes to financial statements.

Ainos, Inc.

Statements of Stockholders’ Equity (Deficit)

For the six months ended June, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	(Deficit)

Balance at December 31, 2020	-	$-	42,066,172	$420,662	$4,961,315	$(6,220,255)	$(838,278)
Issuance of stock for compensation	-	-	205,643	2,056	137,349	-	139,405
Issuance of stock for acquisition of patents	-	-	100,000,000	1,000,000	19,000,000	-	20,000,000
Warrant expense	-	-	-	-	6,835	-	6,835
Option expense	-	-	-	-	181,376	-	181,376
Net loss for the 1st half year	-	-	-	-	-	(1,283,781)	(1,283,781)
Balance at June 30, 2021	-	$-	142,271,815	$1,422,718	$24,286,874	$(7,504,035)	$18,205,557

Balance at December 31, 2019	-	-	40,516,351	$405,164	$4,207,786	$(4,769,632)	$(156,682)
Issuance of stock for cash	-	-	400,000	4,000	96,000	-	100,000
Warrant expense	-	-	-	-	10,218	-	10,218
Option expense	-	-	-	-	181,376	-	181,376
Net loss for the 1st half year	-	-	-	-		(678,845)	(678,845)
Balance at June 30, 2020	-	$-	40,916,351	$409,164	$4,495,380	$(5,448,477)	$(543,933)

See accompanying notes to financial statements.

Ainos, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2021	2020

Net cash used in operating activities	$(44,726)	$(244,967)

Cash flows from investing activities
Investment in patents	-	(1,270)
Purchase of fixed assets	(23,276)	-
Net cash used in investing activities	$(23,276)	$(1,270)

Cash flows from financing activities
Advances from shareholder	-	10,000
Proceeds from private placement offering, net	-	-
Proceeds from convertible note payable-related party	652,395	-

Net cash used in financing activities	652,395	10,000

Net change in cash	584,393	(236,237)
Cash and cash equivalents at beginning of period	22,245	409,039
Cash and cash equivalents at end of period	$606,638	$172,802
Supplemental Cash Flow Information
Cash paid for interest	$132	$25
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Stock issued for acquisition of patents	$20,000,000	$-
Stock issued for compensation, warrant and option expense	$224,711	$194,690
Stock issued for advances from investors	$-	$100,000
ROU Leased assets	$62,846	$-
Lease Obligation	$62,846	$-

See accompanying notes to financial statements.

Ainos, Inc.

Notes to Financial Statements

(Unaudited)

1.

Organization and Business. Ainos, Inc., formerly known as Amarillo Biosciences, Inc. (the "Company") is a diversified healthcare company engaged in the research and development and sales and marketing of pharmaceutical and biotech products. The Company is a Texas corporation incorporated in 1984.

2.

The Company primarily operates through three divisions: Pharmaceutical, Medical and Consumer. The Pharmaceutical division leverages an extensive library of proprietary clinical research by applying the Company's experience in the use of low-dose non-injectable interferon (IFN) for the treatment of neoplastic, viral, and fibrotic diseases. The Company seeks to engage in patent licensing and commercialization opportunities with global partners. The Medical division is focused on developing technology to treat metabolism related diseases such as type-1 and type-2 diabetes in Asia and point-of-care testing (“POCT”) rapid test kit products that include diagnostics for COVID-19 (SARS CoV2 Antigen Rapid Test), pneumonia, vaginal infection and helicobacter pylori (H. pylori) bacterial infection. The Consumer division is responsible for the sale and marketing of a range of nutraceutical and food supplement products and in deploying technology solutions that can be integrated with consumer electronic devices such as Smartphones. The Company currently has offices in the United States and Taiwan. The Company operates in Taiwan under the name AMARILLO BIOSCIENCES, INC. TAIWAN BRANCH and has updated its registration application to rename its branch office as AINOS, INC. TAIWAN BRANCH.

3.

 Basis of presentation. The accompanying consolidated financial statements, which should be read in conjunction with the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 30, 2021 attached hereto as Exhibit 13 and which is incorporated by this reference, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

4.

 Financial Condition. These financial statements have been prepared in accordance with United States generally accepted accounting principles, assuming that the Company will continue as a going concern. The accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

While the Company has recurring losses and generated negative cash flows from operations, the Company has taken initiatives to improve its business operations. Such initiatives include the procurement of innovative diagnostic technologies and securing a strategic investor, as a result of the closing of a securities purchase agreement with Ainos, Inc. a Cayman Island corporation (“Ainos KY”), on April 15, 2021. Details of the securities purchase agreement transaction are noted in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pursuant with the securities purchase agreement, the Company has introduced new management team members and board directors. On June 14, 2021, the Company became the master sales and marketing agent for the Ainos SARS-CoV-2 Antigen Rapid Test Kit (“Covid-19 Test Kit”). Since June, sales of the Covid-19 Test Kit in Taiwan have begun generating revenues. The Company’s revenues for the first six months of 2021 increased to $205,113 from $15,684 in the same period in 2020. Sales of the Company’s Covid-19 Test Kit directly contributed to the increase of $189,429 in revenues during this period.

As of June 30, 2021, the Company’s financial improvement includes the following:

1. An increase of cash and cash equivalents to $606,638 as of June 30, 2021 from $22,245 as of December 31, 2020.

2. An increase of account receivables to $139,747 as of June 30, 2021 from $0 as of December 31, 2020.

3. An increase of current liability to $2,355,665 as of June 30, 2021 from $1,098,568 as of December 31, 2020. A prepaid revenue of $333,763 will be recognized as sales revenues when the Company completes the shipping of product to its customers. The Company incurred a Convertible Notes Payable and Other Related Party Notes Payable of $758,420 during the first six months of 2021. The Company anticipates certain convertible note holders to exercise their conversion rights, which may limit cash outflow.

4. Total stockholders’ equity of $18,205,607 at the end of June 30, 2021 compared to a negative total stockholders’ equity of $838,278 as of December 31, 2020.

The Company anticipates business revenues and potential financial support to fund the Company’s operations over the next twelve months. Pursuant to the Share Purchase Agreement, Ainos KY may use commercially reasonable efforts to enter into an additional agreement whereby Ainos KY may provide up to $3 million for working capital purposes in the form of a loan or additional shares in the Company.

The Company intends to explore capital raise activities to further bolster its financial condition and fund future businesses.

There can be no assurance that capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans will increase the Company’s liabilities and future cash commitments to the extent such loans would be available. While management believes in its strategic plans, management cannot be certain that such events can be achieved.

5.

Common Stock. The shareholders have authorized 300,000,000 shares of voting common shares for issuance. On June 30, 2021, a total of 154,043,192 shares of common stock were either issued (142,271,815), reserved for conversion of convertible debt to stock (6,661,760), held for future exercise of nonqualified options (4,657,000) and warrants (452,617).

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

9

6.

Convertible Notes Payable and Other Related Party Notes Payable. As of December 31, 2020, the amount of convertible and non-convertible debt principal, on the Company’s balance sheet was $953,001. The total balance of the principal for convertible and other non-convertible promissory notes as of June 30, 2021, is $1,711,421. This amount consisted of the following convertible and other non-convertible promissory notes payable to Dr. Stephen T. Chen, who resigned as Chairman of the Board, President, and Board director April 15, 2021, i2China Management Group LLC, a management consultant, and Ainos KY, as shown in the table below.

Note #.	Conversion Rate	Interest Rate	June 30, 2021	December 31, 2020
Note 1 - Chen	$0.1680	0.75%	$114,026	$114,026
Note 2 - Chen	$0.1875	0.65%	$262,500	$262,500
Note 3.19 - Chen	$0.25	1.85%	$39,620	$39,620
Note 4.19 - Chen	$0.25	1.61%	$14,879	$14,879
Note 5.19 – i2China	$0.25	1.85%	$16,000	$16,000
Note 6.20 - Chen	$0.25	1.85%	$216,600	$216,600
Note 7.20 - Chen	$0.25	1.60%	$23,366	$23,366
Note 8.20a – i2China	$0.25	1.85%	$48,000	$48,000
Note 8.20b – i2China	N/A	1.85%	$84,000	$84,000
Note 9.21 - Chen	N/A	0.13%	$279,405	$134,010
Note 10.21 – Chen	$0.25	1.85%	$59,025	-
Note 11 – i2China	$0.25	1.85%	$37,000	-
Note 11.21 – Chen	$0.25	1.85%	$10,000	-
Note 12.21 - AinosKY	$0.20	1.85%	$15,000	-
Note 13.21 - AinosKY	$0.20	1.85%	$20,000	-
Note 14.21 - AinosKY	$0.20	1.85%	$30,000	-
Note 15.21 - AinosKY	$0.20	1.85%	$35,000	-
Note 16.21 - AinosKY	$0.20	1.85%	$300,000	-
Note 17.21 - AinosKY	$0.20	1.85%	$107,000	-
Total Notes Payable Principal– Related Party and Others			$1,711,421	$953,001

Dr. Stephen T. Chen and i2China Management Group, LLC elected to defer cash compensation during a period of development and fundraising. The parties received both convertible and non-convertible promissory notes in consideration of the deferrals. Ainos KY provided working capital to the Company and received convertible promissory notes in consideration of the working capital loans.

On January 1, 2021, the Company issued Note #10.21 for deferred compensation to Dr. Stephen T. Chen in the amount of $59,025. The Note is payable on April 1, 2021, or on demand and bears interest at the AFR short-term rate of 1.85% up to maturity, then an annual interest rate of 10.00% per annum upon maturity. The note is an advancing note with a maximum limit of $59,025 whereby the Company promises to repay the aggregate Principal Amount advanced to date up to the stated maximum amount at Maturity. The Company may request and the payee shall advance up to $9,025 on the 15th and last day of each month until the note matures. The Note may be convertible in whole or in part at a conversion price of $0.25 per share into the Company’s common voting stock.

On January 1, 2021, the Company issued Note #11 for deferred compensation to i2China Management Group, LLC in the amount of $37,000. The Note is payable on April 1, 2021, or on demand and bears interest at the AFR short-term rate of 1.85% up to maturity, then an annual interest rate of 10.00% per annum upon maturity. The note is an advancing note with a maximum limit of $37,000 whereby the Company promises to repay the aggregate Principal Amount advanced to date up to the stated maximum amount at Maturity. The Company may request and the payee shall advance up to $11,000 on the last day of each month until the note matures. The Note may be convertible in whole or in part at a conversion price of $0.25 per share.

On April 1, 2021, the Company issued Note #11.21 for deferred compensation to Dr. Stephen T. Chen in the amount of $18,050. The Note is payable on May 1, 2021, or on demand and bears interest at the AFR short-term rate of 1.85% up to maturity, then an annual interest rate of 10.00% per annum upon maturity. The note is an advancing note with a maximum limit of $18,050 whereby the Company promises to repay the aggregate Principal Amount advanced to date up to the stated maximum amount at Maturity. The Company may request and the payee shall advance up to $9,025 on the 15th and last day of each month until the note matures. The Note may be convertible in whole or in part at a conversion price of $0.25 per share into the Company’s common voting stock.

On April 27, 2021, the Company issued Note #12.21 for a short-term loan for working capital purposes from Ainos KY in the amount of $15,000. The Note is payable on October 27, 2021, or on demand and bears interest at the AFR short-term rate of 1.85%. The note has a maximum limit of $15,000 whereby the Company promises to repay the aggregate Principal Amount to date up to the stated maximum amount at Maturity. The Note may be convertible in whole or in part at a conversion price of $0.20 per share.

On May 5, 2021, the Company issued Note #13.21 for a short-term loan for working capital purposes from Ainos KY in the amount of $20,000. The Note is payable on November 5, 2021, or on demand and bears interest at the AFR short-term rate of 1.85%. The note has a maximum limit of $20,000 whereby the Company promises to repay the aggregate Principal Amount to date up to the stated maximum amount at Maturity. The Note may be convertible in whole or in part at a conversion price of $0.20 per share.

On May 25, 2021, the Company issued Note #14.21 for a short-term loan for working capital purposes from Ainos KY in the amount of $30,000. The Note is payable on November 25, 2021, or on demand and bears interest at the AFR short-term rate of 1.85%. The note has a maximum limit of $30,000 whereby the Company promises to repay the aggregate Principal Amount to date up to the stated maximum amount at Maturity. The Note may be convertible in whole or in part at a conversion price of $0.20 per share.

On May 28, 2021, the Company issued Note #15.21 for a short-term loan for working capital purposes from Ainos KY in the amount of $35,000. The Note is payable on November 28, 2021, or on demand and bears interest at the AFR short-term rate of 1.85%. The note has a maximum limit of $35,000 whereby the Company promises to repay the aggregate Principal Amount to date up to the stated maximum amount at Maturity. The Note may be convertible in whole or in part at a conversion price of $0.20 per share.

On June 9, 2021, the Company issued Note #16.21 for a short-term loan for working capital purposes from Ainos KY in the amount of $300,000. The Note is payable on December 9, 2021, or on demand and bears interest at the AFR short-term rate of 1.85%. The note has a maximum limit of $300,000 whereby the Company promises to repay the aggregate Principal Amount to date up to the stated maximum amount at Maturity. The Note may be convertible in whole or in part at a conversion price of $0.20 per share.

On June 21, 2021, the Company issued Note #17.21 for a short-term loan for working capital purposes from Ainos KY in the amount of $107,000. The Note is payable on December 21, 2021, or on demand and bears interest at the AFR short-term rate of 1.85%. The note has a maximum limit of $107,000 whereby the Company promises to repay the aggregate Principal Amount to date up to the stated maximum amount at Maturity. The Note may be convertible in whole or in part at a conversion price of $0.20 per share.

All of the aforementioned convertible and non-convertible promissory notes are un-secured and are due on demand. All shares issued on conversion are to be restricted subject to Rule 144 promulgated under the U.S. Securities Act of 1933. The Company may prepay the notes in whole or in part at any time without penalty. The promissory notes due to Dr. Stephen T. Chen and Ainos KY are related party notes.

7.	Other Related Party Transactions.

On April 7, 2021, the Company issued 48,077 voting common stock of the Company to Stephen T. Chen and/or Stephen T. Chen and Virginia M. Chen, Trustees, Stephen T. & Virginia M. Chen Living Trust Dated April 12, 2018 (“Chen”) as partial compensation payable for the period January 1, 2021 through March 31, 2021 under that certain Employment Agreement by and between the Company and Chen effective January 1, 2021 (“Chen Agreement”).

On April 7, 2021, the Company issued 5,769 voting common stock of the Company to Bernard Cohen (“Cohen”) as partial compensation payable for the period January 1, 2021 through March 31, 2021 under that certain Employment Agreement by and between the Company and Cohen effective January 1, 2021 (“Cohen Agreement”).

On April 7, 2021, the Company issued 11,538 voting common stock of the Company to Lawrence Lin (“Lin”) as compensation payable for the period January 1, 2021 through March 31, 2021 under that certain Consulting Agreement by and between the Company and Lin’s company, i2China Management Group, LLC, effective April 15, 2018 (“Lin Agreement”), as amended and made effective on January 1, 2020 (“Lin Amendment”).

On April 7, 2021, the Company issued 109,038 voting common stock of the Company to John Junyong Lee (“Lee”) as compensation payable for the period January 1, 2021 through March 31, 2021 under that certain Legal Retainer Agreement by and between the Company and Lee effective June 21, 2019 (“Lee Agreement”).

On April 15, 2021, the Company consummated its Securities Purchase Agreement dated December 24, 2020 (“Ainos Agreement”) with a strategic investor, Ainos KY. Pursuant to the Ainos Agreement, the Company issued 100,000,000 shares of common stock at $0.20 per share to Investor in exchange for certain patent assignments.

On May 28, 2021, the Company Taiwan branch office entered into an office lease contract with Ting-Chuan Lee, a Company board director. The lease term is from June 2021 to May 2024 and the rental is $1,785 per month.

On June 30, 2021, the Company issued 5,342 voting common stock of the Company to Stephen T. Chen and/or Stephen T. Chen and Virginia M. Chen, Trustees, Stephen T. & Virginia M. Chen Living Trust Dated April 12, 2018 (“Chen”) as compensation payable for the period April 1, 2021 through April 15, 2021 under that certain Employment Agreement by and between the Company and Chen effective January 1, 2021 as amended by Amendment No. 2 that extended the termination date to April 15, 2021 (“Chen Agreement”).

On June 30, 2021, the Company issued 107 voting common stock of the Company to Bernard Cohen (“Cohen”) as compensation payable for the period April1, 2021 through April 5, 2021 under that certain Employment Agreement by and between the Company and Cohen effective January 1, 2021, as amended by Amendment No. 1 that extended the termination date to April 5, 2021(“Cohen Agreement”).

On June 30, 2021, the Company issued 3,846 voting common stock of the Company to Lawrence Lin (“Lin”) as compensation payable for the period April 1, 2021 through June 30, 2021 under that certain Consulting Agreement by and between the Company and Lin’s company, i2China Management Group, LLC, effective April 15, 2018 (“Lin Agreement”), as amended and made effective on January 1, 2020 (“Lin Amendment”).

On June 30, 2021, the Company issued 21,926 voting common stock of the Company to John Junyong Lee (“Lee”) as compensation payable for the period April 1, 2021 through June 30, 2021 under that certain Legal Retainer Agreement by and between the Company and Lee effective June 21, 2019 (“Lee Agreement”).

8.	Subsequent Events.

On July 2, 2021, the Company issued Note #18.21 for a short-term loan for working capital purposes from Ainos KY in the amount of $54,000. The Note is payable on January 2, 2022, or on demand and bears interest at the AFR short-term rate of 1.85%. The note has a maximum limit of $54,000 whereby the Company promises to repay the aggregate Principal Amount to date up to the stated maximum amount at Maturity. The Note may be convertible in whole or in part at a conversion price of $0.20 per share.

On July 30, 2021, the Company issued 20,000 shares of common stock to Ya-Ju (Maggie Wang), previously a branch manager of the Company’s Taiwan branch office. The Company received payment of $7,600 ($0.38 per share) in accordance to a Stock Option Agreement associated with the Company’s 2018 Employee Stock Option Plan.

On July 30, 2021, the Company issued 150,400 shares of common stock to Daniel Fisher, previously a Company board director. The Company received payment of $57,152 ($0.38 per share) in accordance to a Stock Option Agreement associated with the Company’s 2018 Employee Stock Option Plan.

On August 11, 2021, the Company Board of Directors approved the resignation of Mr. Chun-Hsien Tsai as Chief Financial Officer (CFO) and the vacancy was filled by his successor, Ms. Hui-Lan (Celia) Wu, who was elected to serve as the CFO of the Company.

Note #18.21 is un-secured and due on demand. All shares issued on conversion are to be restricted subject to Rule 144 promulgated under the U.S. Securities Act of 1933. The Company may prepay the notes in whole or in part at any time without penalty. The convertible promissory note due to Ainos KY is a related party note.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods.

OVERVIEW

The Company

Ainos, Inc. (the “Company”) is a Texas corporation incorporated in 1984 engaged in the discovery and development of pharmaceutical and biotech products.

The Company currently has offices in the United States and Taiwan. The Company operates in Taiwan under the name AMARILLO BIOSCIENCES, INC. TAIWAN BRANCH and has updated its registration application to rename its branch office as AINOS, INC. TAIWAN BRANCH.

Our Divisions

A.	Our Pharmaceutical Division is dedicated to the research and development of drug therapeutics that support the human immune system and address persistent diseases.

VELDONA (Very Low-Dose Oral Interferon Alpha)

We seek to leverage our extensive library of clinical research by applying the Company’s research in the use of low-dose non-injectable interferon (IFN) for the treatment of neoplastic, viral, and fibrotic diseases. The company’s core pharmaceutical drug development program, VELDONA (Very Low-Dose Oral Interferon Alpha), boasts the most comprehensive library of scientific clinical data for low-dose non-injectable interferon, having completed more than 100 pre-clinical animal and human studies over several decades that support its safety and efficacy.

VELDONA is a late stage drug development program based on over 30 years of clinical trial research on low-dose non-injectable interferon alpha that has shown to be exceptionally effective against numerous human disease indications such as influenza, Sjögren’s syndrome, hepatitis C, thrombocytopenia, HIV, SARS and other conditions ranging from genital warts to canker sores. The drug’s unique mechanism of action has a multitude of treatment applications, in that it is not just directed against a single disease or viral infection, but rather it activates the body’s immune system to achieve the effect of fighting against numerous viruses.

Interferons are a family of natural occurring proteins that can be used to treat many diseases that involve the immune system. Interferon-alpha (IFN-α) is a key modulator in our innate immune response to viral infection. Almost every cell in the body can produce interferon when under attack, but interferon seems to be especially important in the cells that form the frontline defense with the outside world, such as the oral and nasal mucosa. Its anti-viral effects include inhibition of viral replication, destruction of virus-infected cells, and activation of other, important immune cells. IFN-α also has anti-proliferative effects which can be targeted at rapidly spreading viruses or rapidly dividing cancer cells.

Since interferons enhance the immune system in many ways, they are used for many diseases that involve the immune system. For example:

•	Interferon alfa-2a (Roferon-A) is approved by the U.S. FDA to treat hairy cell leukemia, AIDS-related Kaposi’s sarcoma, and chronic myelogenous leukemia;

•	Interferon alfa-2b is approved by the U.S. FDA for the treatment of hairy cell leukemia, malignant melanoma, condylomata acuminata, AIDS-related Kaposi’s sarcoma, chronic hepatitis C, and chronic hepatitis B;

•	Ribavirin is also combined with interferon alfa-2b, interferon alfacon-1 (Infergen), pegylated interferon alfa-2b, or pegylated interferon alpha-2a, all are approved by the U.S. FDA for the treatment of chronic hepatitis C.: and

•	Interferon beta-1a, currently in use to treat multiple sclerosis, and interferon alfa-2b are both under investigation as potential treatments for people with COVID-19 coronavirus disease, the deadly respiratory pandemic caused by the SARS-nCoV-2 virus.

In respect to its VELDONA program, the Company owns three (3) patents issued in the U.S. and one (1) issued in Taiwan as follows:

•	“Treatment of Thrombocytopenia Using Orally Administered Interferon” as described and claimed in U.S. Patent No. 9,526,694 B2 issued December 27, 2016, Owned. Expiration: April 2033.

•	“Treatment of Thrombocytopenia Using Orally Administered Interferon” as described and claimed in U.S. Patent No. 9,750,786 B2 issued September 5, 2017, Owned. Expiration: April 2033.

•	“Treatment of Thrombocytopenia Using Orally Administered Interferon” as described and claimed in U.S. Patent No. 9,839,672 B2 issued December 12, 2017, Owned. Expiration: April 2033.

•	“Treatment of Thrombocytopenia Using Orally Administered Interferon” as described and claimed in TAIWAN Patent No. I592165 issued July 21, 2017, Owned. Expiration: May 2033.

The Company continues to seek to expand its patent licensing and commercialization opportunities for VELDONA with global partners. The Company’s licensing, development and commercialization of its VELDONA patents and research library are subject to approval by the FDA and other regulatory agencies in the U.S., and other regulatory agencies for use and marketing in other countries.

B.	Our Medical Division focuses on research and development of novel therapy protocols and medical devices.

SMART (Simultaneous Metabolic Activation & Restoration Therapy)

Current diabetes treatments aim to control blood glucose levels, but do not address the underlying metabolic features of the disease. We believe that diabetes treatment must go beyond “glucose control.” Our SMART therapy focuses on a protocol-based pulsatile insulin infusion (PII) treatment that mimics the normal pancreas’ functions in stimulating the liver and essentially all cells in the body to process carbohydrates normally

In May 2016, the Company established a diabetes research center in Taiwan to test and accumulate valuable clinical and patient data results from pulsatile insulin infusion therapy (PII), a promising tool for diabetes management currently being commercially developed in the U.S. by various operators. Since then the Company made significant improvements to the original PII protocol to enhance overall efficacy and results. From 2016 to 2017, the diabetes research center conducted a pilot of its proprietary PII protocol involving 20 diabetes patients ranging from early stage to a 30-year diabetic patient with only 20% renal function. Preliminary results demonstrated clinical improvement or stabilization of the pilot patient’s diabetic symptoms.

Based on the clinical data derived from its research pilot testing, the Company developed a proprietary infusion therapy and a novel pulsatile insulin pump in Taiwan that consists of delivering insulin intravenously in pulses, as opposed to the typical subcutaneous route of administration, in order to more closely imitate how the pancreas secretes insulin in healthy non-diabetics. The Company’s treatment design consists of:

•	SMART Initial Patient Screening for HbA1c, fasting blood glucose, pro-insulin, insulin, hsCRP, and adiponectin levels and assessment of diabetic complications- peripheral neuropathy, nephropathy, retinopathy as part of a comprehensive diagnostics, health history, genetic and physical examinations;

•	SMART Pancreas Rescue Protocol involving doses of Insulin glargine Pioglitazone +/- GLP-1 agonist or SGLT-2 inhibitor if needed for weight loss;

•	SMART Pulsatile Insulin Therapy consisting of applying its pulsatile pump for out-patient users along with certain IV supplement for metabolic efficiency; and

•	SMART Lifestyle Coaching that encourages physical activity through training and monitoring, and involves nutritional counseling.

In respect to its SMART Pulsatile Pump, the Company owns three (3) patents issued in Taiwan and China and two (2) of its patent applications in China and the U.S. are pending:

•	“SMART DRUG INJECTION DEVICE” as described and claimed in TAIWAN invention patent application number 108137797, Owned, Issued: November 27, 2020, Expiration: October 18, 2039.

•	“SMART DRUG INJECTION DEVICE” as described and claimed in TAIWAN design utility model patent application number 108213819, Owned, Issued: December 12, 2019, Expiration: November 11, 2038.

•	“SMART DRUG INJECTION DEVICE” as described and claimed in CHINA design utility model patent application number 201921808292.6, Owned, Issued: July 28, 2020, Expiration: June 27, 2039.

•	“SMART DRUG INJECTION DEVICE” as described and claimed in CHINA invention patent application number 201911024619.5, Pending.

•	“SMART DRUG INJECTION DEVICE” as described and claimed in US invention patent application number 17/069,418, Pending.

The Company expects to continue pilot testing of its Pulsatile Pump and proprietary diabetes therapies as preparation for FDA and regulatory approvals in Taiwan. Currently the SMART medical device and SMART therapies have not been approved by the Taiwan FDA and other regulatory agencies and for use and marketing in other countries.

Ainos SARS-CoV-2 Antigen Rapid Test Kit (“Covid-19 Test Kit”)

The Company entered into an exclusive agreement on June 14, 2021 to serve as the master sales and marketing agent for the Ainos SARS-CoV-2 Antigen Rapid Test Kit (“Covid-19 Test Kit”) developed by Taiwan Carbon Nano Corporation (“TCNT”).

On June 7th, the Taiwan Food and Drug Administration (“TFDA”) granted emergency use authorization to TCNT for the Ainos Covid-19 Test Kit that will be sold and marketed under the “Ainos” brand in the Republic of China (“Taiwan”). Once TCNT secures regulatory authorizations from foreign regulatory agencies, Ainos expects to partner with regional distributors to promote sales in other strategic markets. TCNT intends to submit an application for authorization or approval of the test kit product to the U.S. Food and Drug Administration in the future.

The Covid-19 Test Kit uses an antigen rapid test technology jointly developed by Taiwan’s National Health Research Institutes (“NHRI”), National Defense Medical Center (“NDMC”), and TCNT. The medical device includes a lateral flow immunoassay intended for the qualitative detection of SARS-CoV-2 directly from samples of both nasopharyngeal (“NPS”) and nasal swab (“NS”) specimens. Test results are available within 15 minutes and are reported to have high sensitivity and specificity.

Other Point-of-care Testing (“POCT”) Rapid Test Kit Products

In addition to the Ainos COVID-19 (SARS CoV2 Antigen Rapid Test), the Company plans to jointly develop, sell, and/or market other rapid test kit products with a focus on diagnostic medical devices to detect pneumonia, vaginal infection and helicobacter pylori (H. pylori) bacterial infection.

We expect that the following five (5) Patent Assets assigned to the Company by Ainos KY at the consummation of the Ainos transaction will form the basis for the next generation of the Company’s rapid test kit products:

•	A GAS SENSOR AND MANUFACTURE METHOD THEREOF as described and claimed in TAIWAN invention patent number I565944.

•	MEDICAL VENTILATOR CAPABLE OF ANALYZING INFECTION AND BACTERIA OF PNEUMONIA VIA GAS IDENTIFICATION as described and claimed in TAIWAN invention patent number I565945.

•	GAS DETECTOR as described and claimed in TAIWAN invention patent number D183554.

•	MEDICAL VENTILATOR CAPABLE OF ANALYZING INFECTION AND BACTERIA OF PNEUMONIA VIA GAS IDENTIFICATION as described and claimed in Japan Patent No.: JP 6392811 B2. The Company is granted exclusive license rights in Japan from January 1, 2021 to December 31, 2028.

•	GAS DETECTOR as described and claimed in CHINA invention patent number CN 304042244 S. The Company is granted exclusive license rights in China from January 1, 2021 to December 31, 2028.

The Company’s development and commercialization of its rapid test kit products are subject to approval by the FDA and other regulatory agencies in the U.S., and other regulatory agencies for use and marketing in other countries.

C.	Our Consumer Division is dedicated to sales and marketing of consumer health products and internet-based and smart phone-based health monitoring applications

Liposomal Nutraceuticals

We continue our sales activities of liposomal nutraceuticals and food supplements that include Vitamin C, Glutathione, CoQ10, Curcumin/Resveratrol, DHA, and a Multi-Vitamin.

The Company has elected to discontinue its prior efforts in developing oral health supplements in order to allocate resources to more commercially profitable consumer health products and has not extended the following patent: “COMPOSITION AND METHOD FOR PROMOTING ORAL HEALTH” as described and claimed in U.S. Patent No. 6,656,920 B2 issued December 2003, Owned. Expiration: April 2021.

Ainos Smartphone Monitoring App

The Company has developed a consumer-friendly, smartphone-based tracking function that can be used in conjunction with the Ainos SARS-CoV-2 Antigen Rapid Test Kit. Our application enables test results from our rapid test kits to be accessible through a QR code. The QR Code scans the test kit and stores each test kit’s unique ID. We expect this easy to use feature will assist consumers with monitoring, tracking, and validation of their health status, while assisting government public health authorities with data collection and surveillance of outbreaks.

Ainos, Inc. Securities Purchase Agreement

On December 24, 2020, the Company entered into a Securities Purchase Agreement (“Ainos Agreement”) with Ainos, Inc., a Cayman Islands corporation (“Ainos KY”) and certain principal shareholders of the Company including (i) Stephen T. Chen, individually and as Trustee of the Stephen T. Chen and Virginia M. Chen Living Trust, dated April 12, 2018, (ii) Virginia M. Chen, individually and as Trustee of the Stephen T. Chen and Virginia M. Chen Living Trust, dated April 12, 2018, and (iii) Hung Lan Lee (collectively, “Principal Shareholders”).

Pursuant to the Ainos Agreement, the Company acquired certain patent assets (the “Patent Assets”) by issuing 100,000,000 shares of common stock (the “Shares”) valued at $0.20 to Ainos KY. The Patent Assets encompass technologies relating to development and manufacturing of point-of-care testing rapid test kit products that include diagnostics for COVID-19 (SARS CoV2 Antigen Rapid Test), pneumonia, vaginal infection and helicobacter pylori (H. pylori) bacterial infection. As of the April 15, 2021 closing of the Ainos Agreement, Ainos KY owns approximately 70.30% of the issued and outstanding shares of common stock of the Company and its designated officer and directors manage the Company. The Ainos Agreement provides for certain registration rights to Ainos KY regarding the Shares.

The foregoing description of the Ainos Agreement is not complete and is qualified in its entirety by the text of the agreement, which is included as Exhibit 2.1 to the Form 8-K filed by the Company with the SEC on December 30, 2020, which is incorporated herein by reference.

On December 18, 2020, the Company Board, and on January 25, 2021, the holders owning a majority of the shares of common stock of the Company as of the record date of January 22, 2021 approved certain Company actions required under the Ainos Agreement. The Company filed a Form 14-C definitive information statement regarding the majority stockholder approval of the Company actions required for closing the Ainos transaction on March 19, 2021, which is incorporated herein by reference, and completed mailing of the information statements to its shareholders on March 26, 2021. The Ainos transaction closed on April 15, 2021.

Patents and Proprietary Rights

Since inception, the Company has worked to build an extensive patent portfolio for the medical diagnosis and treatment of persistent diseases. This portfolio consists of patents with claims that encompass method of use or treatment, and/or composition of matter and manufacturing. As listed in this Overview section, the Company presently owns eleven (11) issued patents with two patents pending and license rights in Japan and China for two (2) patents under patent licensing agreements. There are no current patent litigation proceedings involving the Company.

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

Research and Development

During the quarter ended June 30, 2021 and the first quarter of 2021, the Company did not incur research and development expenses.

Employees and Consultants

Following the consummation of the Ainos transaction, the Company retained key personnel in its U.S. office to ensure continuity in its operations and as a foundation for future growth:

•	Lawrence Lin through his firm, i2China Management Group, LLC, continues to serve as Executive Advisor to the Company.

•	John Junyong Lee, Esq. continues to serve as Chief Legal Counsel and Corporate Secretary.

•	Chrystal Shelton continues to serves as Administration Manager.

The Company is actively interviewing executives to assist it achieve profitability through an expansion of its product and service lines and market reach. To facilitate this expansion the Company elected to not renew certain employment relationships to enable it to make strategic hiring decisions as follows:

•

Stephen T. Chen’s employment with the Company as Chief Executive Officer (CEO), President and Chief Operating Officer (COO), and Chief Financial Officer (CFO) expired on April 15, 2021, and was not renewed.  Dr. Chen resigned as Chairman of the Board, and Board director on April 15, 2021.

•	Bernard Cohen’s employment with the Company as Vice President - Administration (VP-Admin) expired on April 5, 2021, and was not renewed.

•	Maggie Wang’s employment with the Company as Director of Business Development and manager of the Company’s Taiwan Branch expired on April 30, 2021, and was not renewed.

Results of Operations for Quarter Ended June 30, 2021 and 2020:

Revenues. The Company reported revenue for the quarter ended June 30, 2021, of $202,992 from sales of Ainos SARS-CoV-2 Antigen Rapid Test Kits in Taiwan that began during the month of June. Revenue for the same period in 2020 was $484 from sales of nutraceuticals. The cost of sales for the second quarter of 2021 was $69,508 as compared to $292 for cost of sales in the same period in 2020. Gross profit for the second quarter in 2021 was $133,484 as compared to $192 in that of 2020, an increase of $133,292.

Research and Development Expenses. There was no R&D activity in the second quarter of 2021 compared to $389 during the same period in 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $860,030 (186%) higher in 2021 than 2020 largely due to increased expenses associated with the Securities Purchase Agreement transaction and newly-initiated operational activities, including the sale of the new Ainos SARS-CoV-2 Antigen Rapid Test Kit in Taiwan.

Operating Loss. The Company’s operating loss was $726,546 which was $425,877 (142%) higher for 2021 than 2020 mostly due to the expense of the Securities Purchase Agreement transaction and newly-initiated operational activities as a result of the transaction.

Interest Expense. During the three months ended June 30, 2021, interest expense, net was $20,981, compared to $1,297 for the three months ended June 30, 2020. The interest expense recognized in the three months ended June 30, 2021 is mostly due to accrued interest for convertible debt notes.

Net Loss. Net loss attributable to common shareholders was $749,774 which was $447,808 (148%) higher during 2021 than 2020. This increase was mainly due to expenses related to the Securities Purchase Agreement transaction and newly-initiated operational activities as a result of the transaction.

Results of Operations for the Six Months Ended June 30, 2021 and 2020:

Revenues. The total revenue recognized from the sale of nutraceuticals and Covid-19 Test Kits in Taiwan was $205,113 through June 30, 2021, as compared to $15,684 for the first six months of 2020, an increase of $189,429 or 1,208%.

Cost of Revenues. Cost of sales for the six months ended June 30, 2021 was $70,757 compared to $11,098 for the six months ended June 30, 2020. The increase in cost of sales for 2021 as compared to 2020 for the six month period was $59,659, or 538%. Gross profit for six months ended June 30, 2021 was $134,356 compared to $4,586 for the six months ended June 30, 2020, an increase of $129,770 or 2,830%.

Research and Development Expenses. There was no R&D activity for the six months ended June 30, 2021 compared to $389 during the same period in 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $1,383,011 were incurred for the first six months of 2021, compared to $680,740 for the first six months of 2020, an increase of $702,271 (103%). The increase in 2021 was primarily due to increased expenses associated with the Securities Purchase Agreement transaction and newly-initiated operational activities, including the sale of the new Ainos SARS-CoV-2 Antigen Rapid Test Kit in Taiwan.

Operating Loss. In the six month period ended June 30, 2021, the Company’s operating loss was $1,248,655 compared to an operating loss for the six month period ended June 30, 2020 of $676,543, a $572,112 (85%) increase. The increased selling, general, and administrative expenses in 2021 was a major factor attributable to higher operating loss.

Interest Income and Expense. Interest expense, net was $32,879 for the six months ended June 30, 2021, compared to $2,302 for the six month period ended June 30, 2020, an increase of $30,577 (1,328%). The increase in interest expense for 2021 was precipitated by the deferral of salary for Dr. Stephen T. Chen and consulting fees for i2China, both of which were included in the outstanding balances for Convertible Notes Payable and Other Related Party Notes Payable. There was an increase in outstanding principal debt for the period December 31, 2020, through June 30, 2021, in the amount of $758,420 (80%) from $953,001 to $1,711,421, primarily due to newly issued promissory notes with related parties as described in Convertible Notes Payable and Other Related Party Notes Payable.

Net Loss. The Net Loss for the first half of 2021, increased to $1,283,781 from $678,845 in 2020, an increase of $604,936 (89%) for the period. The major constituents of the increase in net loss are the increases in operating expenses in the first six months of 2021.

Liquidity and Capital Resources

As of June 30, 2021, the Company had available cash of $606,638 whereas it had a cash position of $172,802 for the same period in 2020 and $22,245 as of December 31, 2020. The Company had a working capital deficit of $1,506,762 at the end of June 2021, and a working capital deficit of $689,094 for the same period in 2020, an increase of 119%. As of December 31, 2020, working capital was a deficit of $1,022,155. The average monthly burn rate in 2021 was approximately $100,000 partially attributed to additional one-time expenses related to the Securities Purchase Agreement transaction and the ensuing business development activity. Going forward, we expect that the burn rate will continue to rise in correlation to increased operational activity.

The Company continues to develop and establish new revenue streams to become, and maintain, the position of a profitable going concern. Our major areas of focus are (1) to continue to leverage the Company’s core technology, the development and application of low-dose non-injectable interferon, (2) to commercialize its metabolic restoration therapy for the treatment of diabetes and other metabolic diseases, and (3) as a result of the Securities Purchase Agreement transaction, leverage newly-integrated staffing and capital resources to quickly develop, license and commercialize a scheduled pipeline of medical diagnostic products, beginning with the sales of Covid-19 Test Kits in Taiwan that recently commenced.

There can be no assurance that we will be successful in our efforts to make the Company profitable. If those efforts are not successful, we will evaluate our need to obtain working capital financial assistance from Ainos KY, of up to $3 million, in the form of a loan or additional shares in the Company.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this Item 3.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

We have not experienced any material impact to our internal controls over financial reporting even though our workforce continues to primarily work-from-home due to COVID-19. We are continually monitoring and assessing the COVID-19 situation and its impact on our internal controls.

This interim report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this interim report.

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

Our Expansion Places a Significant Strain on our Management, Operational, Financial, and Other Resources

Increasing our product and service offerings will require scaling our management, financial and research and development resources. The complexity of the current focus of our business on innovative biotechnologies and treatments, digital health, and diagnostic point-of-care testing can place significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions, and our expansion increases these factors. Failure to manage growth effectively could damage our reputation, limit our growth, and negatively affect our operating results.

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

In addition to risks described elsewhere in this section, our international sales and operations are subject to a number of risks, including:

•	local economic and political conditions;

•	government regulation (such as regulation of our product and service offerings and of competition); restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs); nationalization; and restrictions on foreign ownership restrictions on sales or distribution of certain products or services and uncertainty regarding liability for products, services, and content, including uncertainty as a result of less Internet-friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the physical and digital distribution of media products and enforcement of intellectual property rights;

•	business licensing or certification requirements, such as for imports, exports, medical devices and medical treatments;

•	limitations on the repatriation and investment of funds and foreign currency exchange restrictions;

•	difficulty in staffing, developing, and managing foreign operations as a result of distance, language, and cultural differences;

•	compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties;

•	laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans, and taxes; and

•	geopolitical events, including war and terrorism.

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

Our licensing agreements may be dependent on the volume of another company’s sales. Therefore, when the other company’s offerings are not successful, the compensation we receive may be lower than expected or the agreement may be terminated. Moreover, we may not be able to enter into additional or alternative commercial relationships and strategic alliances on favorable terms. We also may be subject to claims from businesses to which we provide these services if we are unsuccessful in implementing, maintaining, or developing these services.

We Face Significant Supply Risk

We are vulnerable to significant supply risks. The Company’s long-time human interferon producer is no longer manufacturing interferon. Plans for further clinical trials and commercialization of a low-dose interferon product are dependent upon identifying a new source of interferon. The Company is actively seeking a new manufacturing partner and exploring sourcing options. Procuring a new source of interferon may require additional studies to compare results to the Company’s research and further clinical trials may have to be performed. The Company’s inability to secure interferon supplies may adversely affect our operating results.

The Company is the master sales and marketing agent for the Ainos Covid-19 Test Kit developed by Taiwan Carbon Nano Corporation (“TCNT”), a related party.  The Company sources the Ainos Covid-19 Test Kit exclusively from TCNT.  TCNT currently manufactures the Covid-19 Test Kit in Taiwan.  Any unexpected supply disruption by TCNT may adversely affect our business results.

We plan to develop, sell, and/or market other rapid test kit products with a focus on point-of-care diagnostic medical devices. We may continue to rely on TCNT to manufacture these devices. Any unplanned supply risk at TCNT may negatively affect our future business plan.

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

Our results of operations may be negatively impacted by the COVID-19 outbreak

To date the outbreak has not had a material adverse impact on our operations. The future impact of the outbreak is highly uncertain and cannot be predicted, and there is no assurance that the outbreak will not have a material adverse impact on the future results of the Company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Mine Safety Disclosures.

Not applicable

ITEM 5. Other Information.

Following the consummation of the Ainos Agreement and transaction, the following individuals were elected and/or appointed to their respective roles on the Board and to the Company:

•	Chun-Hsien Tsai, age 52, serves as Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, and director of the Company. He concurrently serves as the Chairman of the Board of Directors Ainos, Inc., a Cayman Islands corporation, the Chairman of the board of directors of Taiwan Carbon Nano Technology Co., and as the Chief Executive Officer of AI Nose Corporation. Mr. Tsai has served in each of these roles since 2012. In his capacity as the Chief Executive Officer of Taiwan Carbon Nano Technology Co., Mr. Tsai oversaw the completion of the world’s first carbon nanotube reactor. Mr. Tsai also currently serves as a member of the Taiwan Energy Storage Alliance and a member of the China Alternative Energy Association. Mr. Tsai owns more than 150 patents.

•	Chung-Yi Tsai, age 45, serves as a director of the Company. He has served as the Executive Business Manager in the Automotive Business Unit of Maxim Integrated since November 2019, where he manages the high voltage (off battery) power management ICs for automotive ADAs & safety, information, telematics & head unit applications. From October 2013 through November 2019, Mr. Tsai served as a Senior Product Marketing Manager in the Battery & Optical Business Unit of Intersil Corporation. In such role, Mr. Tsai managed computer core power, battery charger and USB/USB power delivery product lines focused on computing and consumer markets.

•	Chun-Jung Tsai, age 50, serves as a director of the Company. He concurrently serves as the Executive Director of Ainos, Inc., a Cayman Islands corporation and as the Executive Director of Taiwan Carbon Nano Technology Co. Mr. Tsai has served in both of these roles since 2012. In his capacity as the Executive Director of Taiwan Carbon Nano Technology Co., Mr. Tsai oversaw the completion of the world’s first carbon nanotube reactor.

•	Ting-Chuan Lee, age 38, serves as a director of the Company. She has served as a director on the board of directors of Taiwan Carbon Nano Technology Co. since 2012. From 2012 to 2017, Ms. Lee served as the Chairman of the board of directors of Taiwan Carbon Nano Technology Co. Ms. Lee holds a master’s degree of science from the Nation Taiwan University and a bachelor’s of science degree from the National Cheng Kung University.

•	Wen-Han Chang, age 58, serves as a director of the Company. He also currently serves as the Medical Director of the Department of Emergency Medicine for Mackay Memorial Hospital in Taiwan, the President of the Taiwan Society of Health Technology and Intelligence Medicine, and the Executive Director of the Taiwan Society of Geriatric Emergency & Critical Care Medicine. In addition, Mr. Chang is an Honorary President of the Taiwan Society of Engineering Technology and Practical Medicine, a Director on the board of directors of the Taiwan Society of Emergency Medicine, a Director on the board of directors of the Taiwan Society of Emergency Management Medicine, and a Supervisor of the Emergency and Critical Care Medicine Society. From September 2015 to May 2019, Mr. Change served as a Vice President General at Mackay Memorial Hospital.

•	Yao-Chung Chiang, age 68, serves as a director of the Company. He is also the current Chairman of the board of directors of the Taiwan High Speed Rail Corporation. Mr. Chiang has previously served as the Chairman of the board of directors for the China Steel Chemical Corporation, Kaohsiung Rapid Transit Corporation, China Steel Corporation and China Airlines. Mr. Chiang holds a Ph.D. in Mechanical Engineering from the University of Wisconsin-Madison and a master’s degree in Mechanical Engineering from the National Cheng Kung University.

•	Hsiu-Chen Chiu, age 46, serves as a director of the Company and is currently an Attorney-at-Law at the Da Sheng International Law Firm, with certifications to practice law in both China and Taiwan, including Taiwan patent and trademark matters. Ms. Chiu received her Ph.D. from Tsinghua University in China and her LL.M. from the National Chengchi University in Taiwan.

•	John Junyong Lee, Esq., age 55, serves as a non-director, Corporate Secretary of the company and is also serving as Chief Legal Counsel. Mr. Lee has diverse experience in federal compliance and corporate governance matters in addition to extensive work in investment and transactional structuring, licensing and technology transfers, joint ventures and foreign direct investments in the U.S. and internationally. Mr. Lee received his Bachelor of Arts degree in International Relations from Claremont McKenna College, Juris Doctorate degree from the Columbus School of Law, The Catholic University of America, and is licensed to practice law in the District of Columbia.

In addition, pursuant to the closing conditions of the Ainos Agreement and transaction, the following events occurred:

•	The Company filed a Restated Certificate of Formation with the Texas Secretary of State on April 15, 2021 that changed the name of the corporation from “Amarillo Biosciences, Inc.” to “Ainos, Inc.”, increased the authorized shares of common stock from One Hundred Million to Three Hundred Million, one-cent ($0.01) par value, changed the registered agent and registered office from Bernard Cohen to CT Corporation System, and amended the Certificate to show the names of the current Board of Directors.

•	On April 30, 2021, the Company closed its office location at 4134 Business Park Dr., Amarillo, TX 79110 and subsequently established an office location at 8880 Rio San Diego Drive, Suite 800, San Diego, CA 92108. The Company main office telephone number also changed from (806) 376-1741 to (858) 869-2986.

•	The Company filed a Statement and Designation by Foreign Stock Corporation with the California Secretary of State on May 12, 2021 registering the Company as “Ainos, Inc., which will do business in California as Ainos USA.”

•	FINRA approved the Company’s registration of its new corporate name as “Ainos, Inc”, CUSIP Number 00902F105, and new symbol “AIMD”. These changes were announced by FINRA on May 21, 2021 and were made effective May 24, 2021.

ITEM 6. Exhibits.

EXHIBIT INDEX

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-Q	FILING DATE WITH SEC	FORM	EXH #	HYPERLINK TO FILINGS

3.1(a)	Restated Certificate of Formation of the Company, dated April 15, 2021 and filed April 21, 2021		4/21/2021	8-K	3.1	https://www.sec.gov/Archives/edgar/data/0001014763/000165495421004461/amar_ex31.htm
3.1(b)	Bylaws of the Company, as amended July 10, 2015		3/30/2016	10-K	3.ii.	Bylaws of the Company, as amended July 10, 2015.
4.1(a)	Specimen Common Stock Certificate		8/8/1996	SB-2	4.1	Specimen Common Stock Certificate.
4.1(b)	Form of Underwriter’s Warrant		8/8/1996	SB-2	4.2	Form of Underwriter’s Warrant.
10.1(a)	2008 Stock Incentive Plan dated May 20, 2008		5/22/2008	S-8	10.1(11)	2008 Stock Incentive Plan dated May 20, 2008.
10.1(b)	2018 Employee Stock Option Plan		4/16/2019	10-K	10.72	2018 Employee Stock Option Plan
10.1(c)	2018 Officer, Directors, Employees and Consultants Nonqualified Stock Option Plan		4/16/2019	10-K	10.73	2018 Officer, Directors, Employees and Consultants Nonqualified Stock Option Plan
10.1(d)	2018 Stock Option Agreement – Nonqualified Stock Option		4/16/2019	10-K	10.74	Stock Option Agreement – Nonqualified Stock Option
10.1(e)	2018 Stock Option Agreement – Employee Plan		4/16/2019	10-K	10.75	Stock Option Agreement – Employee Plan
10.1(f)	Securities Purchase Agreement between Company and Ainos, Inc., dated December 24, 2020		12/30/2020	8-K	2.1	https://www.sec.gov/Archives/edgar/data/1014763/000165495420014016/amar_ex2-1.htm
13	Form 10-K for period ending December 31, 2020		3/30/2021	10-K		https://www.sec.gov/Archives/edgar/data/1014763/000165495421003517/amar_10k.htm
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

		X
99.1	906 Certification	X
99.2	Form 8-K reporting on the closing of the Ainos Agreement and transaction		4/21/2021	8-K		https://www.sec.gov/Archives/edgar/data/1014763/000165495421004461/0001654954-21-004461-index.htm
99.3	Form 8-K reporting on the resignation of the Company’s Chief Operating Officer		5/3/2021	8-K		https://www.sec.gov/Archives/edgar/data/1014763/000165495421005015/0001654954-21-005015-index.htm
99.4	Form 8-K reporting on new Chief Financial Officer, et al		8/16/2021	8-K		Form 8-K reporting CFO, et al
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104.1	Cover Page Interactive Data File	X

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

AINOS, INC.

Date: August 20, 2021	By:	/s/ Chun-Hsien Tsai
Chun-Hsien Tsai, Chairman of the Board, and Chief Executive Officer

Date: August 20, 2021	By:	/s/ Hui-Lan Wu
Hui-Lan Wu, Chief Financial Officer

