Form 10-Q
period 2021-09-30
Ainos, Inc.
filed 2021-11-15
CIK 1014763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to____

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

142,442,215 shares of common stock, par value $0.01 per share, outstanding as of November 15, 2021

AINOS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Ainos, Inc.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$706,931	$22,245
Accounts receivable	44,643	-
Inventory	175	3,024
Prepaid expense and other current assets	133,065	51,144
Total current assets	884,814	76,413
Patents, net	19,011,337	180,628
Property and equipment, net	39,956	3,249
Right of Use Asset	55,724	-
Other Assets	1,795	-
Total assets	$19,993,626	$260,290

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$578,549	$145,567
Contract liabilities	37,616	-
Convertible notes payable – related party	2,000,193	805,001
Convertible notes payable	185,000	148,000
Lease Obligation-Current	20,619	-
Total current liabilities	2,821,977	1,098,568
Non-current liabilities:
Lease Obligation-Non current	35,289	-
Total liabilities	2,857,266	1,098,568

Stockholders' equity (deficit)
Preferred stock, $0.01 par value, 10 million shares authorized, 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Common Stock, $0.01 par value, 300 million shares authorized, 142,442,215 and42,066,172 shares outstanding at September 30, 2021 and December 31, 2020, respectively	1,424,422	420,662
Additional paid-in capital	24,369,245	4,961,315
Accumulated deficit	(8,664,145)	(6,220,255)
Translation adjustment	6,838	-
Total stockholders’ equity (deficit)	17,136,360	(838,278)
Total liabilities and stockholders’ equity (deficit)	$19,993,626	$260,290

See accompanying notes to financial statements.

Ainos, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Revenues	$363,052	$192	$568,164	$15,876
Cost of revenues	103,638	123	174,395	11,221
Gross margin	259,414	69	393,769	4,655

Operating expenses:
Research and development expenses	646,798	-	646,798	389
Selling, general and administrative expenses	795,958	321,153	2,178,969	1,001,893
Total operating expense	1,442,756	321,153	2,825,767	1,002,282

Operating loss	(1,183,342)	(321,084)	(2,431,998)	(997,627)

Non-operating income and expenses
Interest Income, net	23,517	(2,201)	(9,361)	(4,503)
Other Losses	(285)	-	(2,532)	-
Total Non-operating income and expenses	23,232	(2,201)	(11,893)	(4,503)
Profit before income tax	(1,160,110)	(323,285)	(2,443,891)	(1,002,130)
Less: Income tax	-	-	-	-
Net loss	(1,160,110)	(323,285)	(2,443,891)	(1,002,130)

Basic and diluted net loss per average share available to common shareholders	(0.10)	(0.01)	(0.03)	(0.02)

Weighted average common shares outstanding – basic and diluted	142,419,337	40,516,351	75,919,713	40,620,055

See accompanying notes to financial statements.

Ainos, Inc.

Statements of Stockholders’ Equity (Deficit)

For the three months ended September 30, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Translation	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Adjustment	(Deficit)

Balance June 30, 2021	-	$-	142,271,815	$1,422,718	$24,286,875	$(7,504,035)	-	$18,205,557
Issuance of stock for compensation	-	-	-	-	-	-	-	-
Issuance of stock for Patent assets	-	-	-	-	-	-	-	-
Issuance of stock for Option	-	-	170,400	1,704	63,048	-	-	64,752
Warrant expense	-	-	-	-	3,417	-	-	3,417
Option expense	-	-	-	-	15,905	-	-	15,905
Net loss	-	-	-	-	-	(1,160,110)	-	(1,160,109)
Translation adjustment	-	-	-	-	-	-	6,838	6,838
Balance September 30, 2021	-	$-	142,442,215	$1,424,422	$24,369,245	$(8,664,145)	6,838	$17,136,360

Balance June 30, 2020	-	$-	40,516,351	$405,164	$4,299,196	$(5,448,477)	-	(744,117)
Issuance of stock for compensation	-	-	-	-	-	-	-	-
Issuance of stock for cash	-	-	400,000	4,000	96,000	-	-	100,000
Warrant expense	-	-	-	-	9,496	-	-	9,496
Option expense	-	-	-	-	181,376	-	-	181,376
Net loss for the period ended June 30, 2020	-	-	-	-	-	(323,285)	-	(323,285)
Translation adjustment	-	-	-	-	-	-	-	-
Balance September 30, 2020	-	$-	40,916,351	$409,164	$4,586,068	$(5,771,762)	-	$(776,530)

See accompanying notes to financial statements.

Ainos, Inc.

Statements of Stockholders’ Equity (Deficit)

For the nine months ended September 30, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Translation	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Adjustment	(Deficit)

Balance December 31, 2020	-	$-	42,066,172	$420,661	$4,961,315	$(6,220,254)	-	$(838,278)
Issuance of stock for compensation	-	-	205,643	2,056	137,349	-	-	139,405
Issuance of stock for Patent assets	-	-	100,000,000	1,000,000	19,000,000	-	-	20,000,000
Issuance of stock for Option	-	-	170,400	1,704	63,048	-	-	64,752
Warrant expense	-	-	-	-	10,252	-	-	10,252
Option expense	-	-	-	-	197,281	-	-	197,281
Net loss	-	-	-	-	-	(2,443,891)	-	(2,443,891)
Translation adjustment	-	-	-	-	-	-	6,838	6,838
Balance September 30, 2021	-	$-	142,442,215	$1,424,422	$24,369,245	$(8,664,145)	6,838	$17,136,360

Balance December 31, 2019	-	$-	40,516,351	$405,164	$4,207,786	$(4,769,632)	-	$(156,682)
Issuance of stock for compensation	-	-	-	-	-	-	-	-
Issuance of stock for cash	-	-	400,000	$4,000	96,000	-	-	100,000
Issuance of stock for debt
Warrant expense	-	-	-	-	10,218	-	-	10,218
Option expense	-	-	-	-	272,064	-	-	272,064
Net loss	-	-	-	-	-	(1,002,130)	-	(1,002,130)
Translation adjustment	-	-	-	-	-	-	-	-
Balance September 30, 2020	-	$-	40,916,351	$409,164	$4,586,068	$(5,771,762)	-	$(776,530)

See accompanying notes to financial statements.

Ainos, Inc.
Condensed Statements of Cash Flow
(Unaudited)

	Nine months ended September 30, 2021
	2021	2020

Net cash used in operating activities	$(569,150)	$(244,967)

Cash flows from investing activities
Investment in patents	-	(1,891)
Purchase of fixed assets	(41,581)	-
Proceeds from disposal of property, plant and equipment	36	-
Increase in refundable deposits	(1,795)	-
Net cash flows used in investing activities	(43,340)	(1,891)
Cash flows from financing activities
Advances from shareholder	-	35,000
Proceeds from private placement offering, net	-	50,000
Proceeds from exercise of share options	64,752	-
Payments of lease liabilities	(6,815)	-
Proceeds from convertible note payable –related party	1,232,192	-

Net cash provided by financing activities	1,290,129	85,000

Effect of changes in exchange rates	7,046	-
Net change in cash and cash equivalents	677,639	(325,272)
Cash and cash equivalents at beginning of period	22,245	409,039
Cash and cash equivalents at end of period	706,931	83,767
Supplemental Cash Flow Information
Interest paid	$9,363	$4,895
Non-Cash Transactions
Stock issued for acquisition of patents	$20,000,000	$-
Stock issued for compensation, warrant and option expense	$346,938	$-
Stock issued for advances from investors	$-	$100,000
ROU Leased assets	$62,723	$-
Lease obligation	$62,723	$-

See accompanying notes to financial statements.

Ainos, Inc.

Notes to Financial Statements

(Unaudited)

1.

Organization and Business. Ainos, Inc., formerly known as Amarillo Biosciences, Inc. (the “Company”) is a diversified healthcare company engaged in the research and development and sales and marketing of pharmaceutical and biotech products. The Company is a Texas corporation incorporated in 1984. The Company currently has offices in the United States and Taiwan. The Company operates a branch office in Taiwan registered as AINOS, INC. TAIWAN BRANCH.

2.

The Company is engaged in developing biologics for the treatment of human and animal diseases. Our current focus is research aimed at the treatment of human disease indications, including Sjögren’s syndrome, thrombocytopenia, and other indications using interferon (IFN) alpha that is administered in a proprietary low-dose non-injectable form. In addition to our core technology, we are working to expand our current focus into a diversified healthcare business portfolio in order to generate new revenue streams. We own patents with claims that encompass method of use or treatment, and/or composition of matter and manufacturing as well as design utility and/or invention. Of twelve issued patents, four patents are related to the low-dose oral delivery of interferon, three patents are associated with treatment of metabolic disorders, and five patents related to the development and manufacturing of point-of-care testing rapid test kit products that include diagnostics for COVID-19 (SARS CoV2 Antigen Rapid Test), pneumonia, vaginal infection and helicobacter pylori (H. pylori) bacterial infection.

We primarily operate three business units: the Pharmaceutical, Medical Devices and Preventive Medicine Divisions. Our Pharmaceutical Division is focused on low-dose, orally administered lozenges containing the natural immune system activator interferon-alpha as a treatment for a variety of disease indications. We own a proprietary library of over thirty years of scientific and clinical data on the human and animal applications of low-dose oral interferon. Our Medical Device Division is dedicated to developing a novel insulin pump and further development of point-of-care rapid test kits for the detection and diagnosis of human infections. Our Preventative Medicine Division, which has been restructured from our former Consumer Product Division, is focused on SRNA-based therapeutics.

3.

Basis of presentation. The accompanying consolidated financial statements, which should be read in conjunction with the audited financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 30, 2021 attached hereto as Exhibit 13 and which is incorporated by this reference, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

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

While the Company has recurring losses and generated negative cash flows from operations, the Company has taken initiatives to improve its management capacity and business operations. Such initiatives include the procurement of innovative diagnostic technologies and securing a strategic investor, as a result of the closing of a securities purchase agreement with Ainos, Inc. a Cayman Island corporation (“Ainos KY”) on April 15, 2021 (the “Ainos KY Transaction”). Details of the Ainos Transaction were disclosed in the Company’s Form 10-Q filing for the second quarter of 2021.

After closing the Ainos KY Transaction, the Company engaged additional management resources including Mr. Chun-Hsien Tsai as Chairman and CEO, Ms. Hui-Lan (Celia) Wu as CFO and Mr. Chih-Heng (Jack Lu) as Head of Corporate Development, retained key management and legal staff, and implemented new business initiatives. On June 14, 2021, the Company became the master sales and marketing agent for the Ainos SARS-Cov-2 Antigen Rapid Test Kit (“Ainos Covid-19 Test Kit”) which has generated $568,164 in sales thus far in 2021.

As of September 30, 2021, the Company’s financial improvement includes the following:

Total stockholder’s equity increased to $17,136,360 as of September 30, 2021 compared to a negative total shareholder’s equity of $838,278 as of December 2021.

Cash and cash equivalents increased to $706,931 as of September 30, 2021 compared to $22,245 at December 31, 2020. This is attributable to increased revenues from sales of our Ainos Covid-19 Test Kit in Taiwan and operational loans made to the Company by Ainos KY. The Company’s revenues increased to $568,164 during this reporting period compared to $15,876 as of third quarter of 2020.

The Company anticipates business revenues and potential additional financial support from Ainos KY and other entities to fund the Company’s operations over the next twelve months. The Company may raise additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available when needed and at adequate levels, the Company will need to reevaluate its operating plan.

There can be no assurance that capital will be available as necessary to meet the Company's working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. Any issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans will increase the Company's liabilities and future cash commitments to the extent such loans would be available. While management believes in its strategic plans, management cannot be certain that projected financial results can be achieved.

5.	Common Stock. As of September 30, 2021 there was an increase of $1,003,760 in par value common stock primarily as a result of the Ainos KY Transaction.

6.

Convertible Notes Payable and Other Related Party Notes Payable. As of September 30, 2021 and December 31, 2020, the amount of convertible and non-convertible debt principal was $2,185,953 and $953,001, respectively. The details of the convertible and other non-convertible promissory notes payable are shown in the table below.

			Annual Interest Rate				Unpaid Principal Balance
No#	Effective Date	Due Date	From Effective	Following Maturity	Payee	Issuing Purpose	Sep 30, 2021	Dec 31, 2020
Payee: Dr. Stephen T. Chen, resigned as Chairman of the Board, President, and Board director April 15, 2021
#1.16	2016/01/30	Payable on demand	0.75%	NA	Stephen Chen	working capital	114,026	114,026
#2.16	2016/03/18	Payable on demand	0.65%	NA	Stephen Chen	working capital	262,500	262,500
#3.19	2019/09/01	2020/09/01	1.85%	10%	Stephen Chen	salary	39,392	39,620
#4.19	2019/12/01	2020/12/31	1.61%	10%	Stephen Chen	working capital	14,879	14,879
#6.20	2020/01/01	2021/01/01	1.85%	10%	Stephen Chen	salary	216,600	216,600
#7.20	2020/01/01	2021/01/02	1.60%	10%	Stephen Chen	working capital	23,366	23,366
#9.20	2020/01/01	2021/04/14	0.13%	10%	Stephen Chen	working capital	279,405	134,010
#10.21	2021/01/01	2021/04/01	1.85%	10%	Stephen Chen	salary	59,025
#11.21	2021/04/01	2021/05/01	1.85%	10%	Stephen Chen	salary	10,000
							1,019,193	805,001

Payee: Ainos KY, an affiliated company
#12.21	2021/04/27	2021/10/27	1.85%	NA	Ainos KY	working capital	15,000
#13.21	2021/05/05	2021/11/05	1.85%	NA	Ainos KY	working capital	20,000
#14.21	2021/05/25	2021/11/25	1.85%	NA	Ainos KY	working capital	30,000
#15.21	2021/05/28	2021/11/28	1.85%	NA	Ainos KY	working capital	35,000
#16.21	2021/06/09	2021/12/09	1.85%	NA	Ainos KY	working capital	300,000
#17.21	2021/06/21	2021/12/21	1.85%	NA	Ainos KY	working capital	107,000
#18.21	2021/07/02	2022/01/02	1.85%	NA	Ainos KY	working capital	54,000
#19.21	2021/09/01	2021/03/01	1.85%	NA	Ainos KY	working capital	120,000
#20.21	2021/09/28	2021/03/28	1.85%	NA	Ainos KY	working capital	300,000
							981,000	0
			Convertible and other notes payable- related parties				2,000,193	805,001

Payee: i2China Management Group LLC, a management consultant
#5.19	2019/09/01	2020/09/01	1.85%	10%	i2China	consulting fee	16,000	16,000
#8a.20	2020/01/01	2021/01/01	1.85%	10%	i2China	consulting fee	48,000	48,000
#8b.20	Retroactive from 2020/01/01	2021/01/01	1.85%	10%	i2China	consulting fee	84,000	84,000
#11.21	2021/01/01	2021/04/01	1.85%	10%	i2China	consulting fee	37,000
			Convertible and other notes payable				185,000	148,000
			Total Convertible and other notes payable				2,185,193	953,001

All of the aforementioned convertible and non-convertible promissory notes are unsecured and due on demand. All shares issued upon conversion are restricted and subject to Rule 144 promulgated under the U.S. Securities Act of 1933 (the “Securities Act”); subject to any exemptions or exclusions under the Act. The Company may prepay the notes in whole or in part at any time without penalty.

The promissory notes due to Dr. Stephen T. Chen and Ainos KY are related party notes.

i2China Management Group, LLC (“i2China”) and Dr. Stephen T. Chen (together the “Payees”), have both agreed to waive any and all rights pertaining to the conditional term “Annual Interest Rate on Matured, Unpaid Amounts: 10% per annum, compounded annually of Convertible Notes” in regards to interest charged on any unpaid amounts following maturity for all of their respective notes. The Company and the Payees agree that the originally agreed annual interest rate will continue to be valid for any unpaid amounts after maturity. The amended terms of the above convertible notes were made during 2021 Q3 on September 1, 2021. The waived interest amount was $45,875.

				Unpaid	Interest Rate		Interest amount			Interest
No#	Date	Payee	Description	Principal Amount	Original	after Maturity	Original rate	10%	Total	after Maturity	Interest Waived
#1.16	1/30/2016	Stephen	working capital	114,026	0.75%	NA	5,624	0	5,624	5,624	0
#2.16	3/18/2016	Stephen	working capital	262,500	0.65%	NA	9,447	0	9,447	9,447	0
#3.19	9/1/2019(DS)	Stephen	salary	39,392	1.85%	10%	714	4,340	5,054	1,518	3,536
#4.19	12/1/2019(DE)	Stephen	working capital	14,879	1.61%	10%	257	1,132	1,389	439	950
#6.20	1/1/2020(DS)	Stephen	salary	216,600	1.85%	10%	2,179	16,363	18,543	5,206	13,336
#7.20	1/1/2020(DE)	Stephen	working capital	23,366	1.60%	10%	72	1,753	1,825	352	1,473
#9.20	11/2020 (Open)	Stephen	working capital	279,405	0.13%	10%	81	12,864	12,945	248	12,697
#10.21	1/1/2021(DS)	Stephen	salary	59,025	1.85%	10%	178	2,968	3,146	725	2,421
#11.21	4/1/2021(DS)	Stephen	salary	10,000	1.85%	10%	15	420	435	93	342
				1,019,193	1.85%	10%	18,566	39,841	58,407	23,653	34,754

#5.19	9/1/2019	i2China	consulting fee	16,000	1.85%	10%	253	1,759	2,012	579	1,433
#8a.20	1/1/2020	i2China	consulting fee	48,000	1.85%	10%	483	3,626	4,109	1,154	2,955
#8b.20	1/1/2020	i2China	retroactive increase	84,000	1.85%	10%	1,554	6,399	7,953	2,738	5,215
#11.21	1/1/2021(DS)	i2China	consulting fee	37,000	1.85%	10%	107	1,860	1,967	450	1,517
				185,000			2,397	13,645	16,041	4,920	11,121
TOTAL ACCRUED				1,204,193			20,963	53,485	74,448	28,573	45,875

The accrued interest amount was $31,983 and $18,691 as of September 30, 2021 and December 31, 2020, respectively.

7.	Related Party Transactions

The following is a list of related parties who have undertaken transactions with the Company during this reporting period:

Name of the related party	Relationship	Description
Taiwan Carbon Nano Technology Corporation (TCNT)	Affiliated company
Ainos, Inc. (Cayman Island) ( Ainos KY)	Affiliated company
ASE Technology Holding	Affiliated company	Parent company of ASE Test Inc. which is Ainos KY's board member and with more than 10% of the voting rights
i2 China Management Group LLC (i2 China)	Affiliated company	Sole member owner is Lawrence Lin, EVP Operations effective August 1, 2021
Dr. Stephen T. Chen	Principal owner	Shareholder with more than 5% of Company voting rights, Ainos' former Chairman, President, CEO and CFO
Chun-Hsien Tsai	Board of Director, Executive Officer and Immediate Family	Chairman of BOD, President, CEO and spouse of Ting-Chuan Lee
Ting-Chuan Lee	Board of Director and Immediate Family	Spouse of Chun Hsien Tsai
Hui-Lan Wu	Executive Officer	CFO
Lawrence Lin	Key management	EVP Operations effective August 1, 2021
Chih-Heng Lu	Key management	Director of Corporate Development and Corporate Secretary
John Junyong Lee	Key management	Chief Legal Counsel and Corporate Secretary rewarded by fixed monthly fee and performance bonus effective September 1,2021 Chief Legal Counsel and Corporate Secretary
Chien-Hsuan Huang	Immediate Family of Director	Spouse of Wen-Han Chang
Bernard Cohen	Former CFO	Resigned on April 5, 2021

Below is a summary of the significant related party transactions entered into by the Company over the first nine months of 2021:

Financial support

	Convertible Note		Related Interest Expense
	Nine months ended September 30, 2021	As of September 30, 2021	Nine months ended September 30, 2021	As of September 30, 2021
Ainos KY	981,000	981,000	3,410	3,410
i2China	37,000	185,000	2,087	4,920
Dr. Stephen T. Chen	15,272	1,019,193	5,936	23,653
	1,033,272	2,185,193	11,433	31,983

i2China became an affiliate of the Company as of August 1, 2021. From August 1, 2021 to September 30, 2021, interest payable to i2China amounted to $496.

Other transactions

-	Inventory purchases from TCNT totaling $173,657.
-	Product co-development agreement with TCNT resulting in $117,386 in costs and $122,680 in accounts payable.
-	Sale of products to ASE Technology Holding totaling $185,376.
-	Three-year office space was leased from a related party resulting in ROU Asset totaling $55,728 and Lease Obligations totaling $55,908. The Company makes monthly lease payments of $1,785.
-	Product development consulting fee of $7,215 payable to Huang Chien-Hsuan, of which $6,671 remains outstanding and payable.

-	Product development consulting fee of $7,215 payable to Huang Chien-Hsuan, of which $6,671 remains outstanding and payable.
-

On August 1, 2021, the Company entered into a five-year product development agreement with TCNT. Pursuant to the agreement both parties will endeavor to develop pharmaceutical, medical and preventive medicine related products.  Under the agreement the Company is designated as the exclusive sales agent of the resulting products.  The agreement also provides for the Company to bear the expenses of product development and for TCNT to contribute personnel and facilities. Both parties shall each jointly own an equal proportion of the intellectual property rights arising from the product co-development cooperation. As a result, the Company incurred $117,386 in product co-development expenses and $122,680 in accounts payable during the reporting period.

-	The Company issued common stock as partial compensation to Dr. Stephen T. Chen and Bernard Cohen as follows:

		Shares	Par Value	Paid in Excess of Par	Total amount	Price per share
06/30/2021	Bernard Cohen	5,876	58.76	3,107.89	3,166.65	0.5389
06/30/2021	Dr. Stephen T. Chen	53,419	534.19	32,799.14	33,333.33	0.6240
		59,295	593	35,907	36,500

8.	Subsequent Events.

The Company engaged PricewaterhouseCoopers, Taiwan (“PWC”) as independent accountants of Ainos Inc. Taiwan Branch under an engagement agreement dated October 4, 2021 (“Audit Engagement”). The Audit Engagement covers audit services for the years ending December 31, 2021 and 2022 and PWC will issue interfirm audit reports for group reporting purposes to the Company’s group audit firm, PWR CPA, LLP. Additionally, the Company engaged PWC under separate agreements dated October 4, 2021 for PWC to render advisory services in connection to the Company’s internal controls over financial reporting as required under section 404 of the Sarbanes-Oxley Act (“SOX Engagement”) and in respect to compliance with Taiwan corporate income tax requirements for the tax years ending December 31, 2021 and 2022 (“Taiwan Tax Engagement”).

On October 6, 2021, the Company board of directors approved and adopted the following resolutions:

•	Effective August 30, 2021, the Board appointed Hsiu-Chen Chiu and Wen-Han Chang to serve on the Compensation Committee;

•	Effective August 30, 2021, the Board appointed Yao-Chung Chiang, Wen-Han Chang and Hsiu-Chen Chiu to serve on the Audit Committee;

•

Board approval of the Company’s 2021 Employee Stock Purchase Plan, 2021 Stock Incentive Plan, and 2021 Director Compensation Policy and, if required, shall submit the same for formal adoption by a vote of the Company’s shareholders

•	Board approval of the Company’s Related Transaction Policy, Hedging Policy, and the Diversity Policy of the Board; and

•	Board approval of the Company’s engagement agreements dated October 4, 2021 with PricewaterhouseCoopers, Taiwan (“PWC”)

On November 1, 2021, the Company engaged its former President and CEO, Dr. Stephen T. Chen, as a consultant to assist with its pharmaceutical division. The Company agrees to pay Dr. Chen 50,000 New Taiwan Dollars (NTD) per month for a period of one year for his services. With over 30 years of pharmaceutical professional experience, we expect Dr. Chen to provide technical assistance on our pharmaceutical development initiatives, analyze results from second phase interferon studies for Thrombocytopenia, and contribute to the protocol design of the third phase of interferon development focused on Sjögren’s syndrome. Lastly, we expect that Dr. Chen will provide assistance for our mass commercial production of low-dose interferon products.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods.

OVERVIEW

The Company

Ainos, Inc. (the “Company”) is a Texas corporation incorporated in 1984 engaged in the discovery and development of pharmaceuticals, medical devices and preventative medicine. The Company currently has offices in the United States and Taiwan. The Company operates a branch office in Taiwan registered as AINOS, INC. TAIWAN BRANCH.

Our Business Divisions

We operate through three business divisions: Pharmaceutical, Medical Devices and Preventive Medicine. Our Preventive Medicine Division was formerly the Consumer Product Division.

Pharmaceutical: Low-dose lozenge interferon alpha (IFN-α) Research. Our core pharmaceutical drug development platform, VELDONA (Very Low-Dose Oral Interferon Alpha), is the result of more than thirty years of clinical research on low-dose non-injectable interferon alpha (IFN-α), which has been shown to be effective in trials against a variety of diseases, including thrombocytopenia, Sjögren’s syndrome, hepatitis C, influenza, HIV, SARS, and other conditions ranging from genital warts to canker sores. Shifting to a more focused approach, we plan to conduct further clinical trials of VELDONA on thrombocytopenia and Sjögren’s syndrome.

Medical Devices: Our previous focus on insulin infusion therapy under our SMART (Simultaneous Metabolic Activation & Restoration Therapy) treatment resulted in the development of a prototype novel insulin pulsatile pump. Our pump prototype delivers insulin intravenously in pulses, as opposed to the typical subcutaneous route of administration, in order to more closely imitate how the pancreas secretes insulin in healthy non-diabetics. The pump requires additional stages of development and is subject to further studies. Meanwhile, we have expanded our product lines to include COVID-19 diagnostics and VOC diagnostics. Going forward we plan to accelerate commercialization of these new products following receipt of the applicable regulatory approval.

Preventive Medicine: We have restructured our former Consumer Product Division into a Preventive Medicine Division to expand our focus on treatments to prevent disease. Our previous efforts in the sale and marketing of liposomal nutraceutical and food supplements lacked synergies with our focus on specific disease indications and pharmaceutical treatment potentials. While we continue to believe in the efficacy of nutrition as a primary contributor to human health, we restructured this division in the third quarter of 2021 in order to incorporate a broader perspective centered on preventative interventions and to pivot towards more cutting-edge, revolutionary technologies. Going forward we are seeking new efforts on SRNA-based therapeutics development, to truly effect medical approaches that prevent the advancement of diseases. Our focus will be on fundamental research and development of vaccines with the intent to seek out-licensing opportunities and strategic partnerships when appropriate.

Our Medtech Transformation

The COVID-19 pandemic has fundamentally changed the healthcare and medical industries. Digital transformation of healthcare is underway to provide access to quality healthcare with reduced physical contact. As a result, telehealth adoption has substantially accelerated. We believe that better telehealth service requires enhanced telehealth-enabled diagnostics, and therefore we anticipate the need for rapid, convenient, low-cost, cloud-connected digital diagnostics. In addition, the recent commercialization of mRNA COVID-19 vaccines suggests SRNA's has established SRNA’s promising potential in expediting pharmaceutical innovation. In order to meet these structural changes, we are transforming to a diversified medtech company.

We envision playing a major role in the digital healthcare revolution through an evolution in artificial intelligence, enabled by our AI Nose platform. We believe our AI Nose technology platform can potentially enable the eventual utilization of smell digitization for a plethora of applications, beginning with healthcare volatile organic compound (VOC) diagnostics. In our view, VOCs within the human body can be digitally profiled to facilitate personalized medicine. We refer to the digital identification of VOCs as “Smell ID.” As we train our AI algorithm with more Smell ID data, we believe we can provide more value-added service to our customers.

Our Strategic Partner

Ainos, Inc., a Cayman Islands incorporated company (“Ainos KY”), acquired majority ownership and management of the Company earlier this year. Under a Securities Purchase Agreement that closed on April 15, 2021 (the “Ainos KY Transaction”), we acquired intellectual properties valued at approximately $20 million that included VOC AI algorithms, digital nose technology, and a pipeline of innovative point-of-care testing (POCT) diagnostic technologies for a myriad of diseases including COVID-19, vaginitis and certain sexual transmitted diseases (STD), pneumonia and helicobacter pylori (h. pylori).

We expect that our newly-acquired in vitro POCTs can generate organic cash flows to support our business while we invest in our Pharmaceutical and Preventive Medicine Divisions. We have successfully commercialized our Ainos Covid-19 Test Kit this year in Taiwan and plan to commercialize other new in-vitro POCT diagnostics over the next several years if our products receive regulatory approval.

Ainos KY has also provided financial and management resources to supplement our business management capacity and operations. The current Board of Directors represents a broad spectrum of scientific, management, legal, and financial expertise that will be necessary to implement our business plans. After closing the Ainos KY Transaction, the Company engaged additional management resources including Mr. Chun-Hsien Tsai as Chairman and CEO, Ms. Hui-Lan (Celia) Wu as CFO and Mr. Chih-Heng (Jack) Lu as Head of Corporate Development, retained key management and legal staff.

Ainos Transformational Technologies

The intellectual property and other assets acquired from Ainos KY address key gaps in our former business model and provide a foundation for a more holistic drug and medical device development program.

First, by infusing the Company with VOC + AI algorithms and digital nose technology, we are now positioned to transition from our treatment-driven model for medical interventions to a more proactive diagnostic-driven pharmaceutical, medical device, and preventative medicine business plan. Ainos’ VOC AI assets are central to our telehealth friendly, point-of-care diagnostic-driven approaches throughout our Company’s product development program.

VOC Diagnostics. Volatile organic compounds (VOCs) profiles measured in exhaled breath as well as from headspaces of feces or urine samples are a source of information with respect to disease detection. Emerging advances in analytical technologies in the detection and measurement of VOCs in clinical matrices have generated increasing interest for their use in evaluating the diagnostic potential of VOCs for different diseases. VOCs represent a wide range of stable chemicals, are volatile at ambient temperature (may emit odors), and are detectable in exhaled breath, urine, feces, and sweat. Testing clinical samples for VOCs offers an option for developing rapid and potentially inexpensive disease screening tools. Most of the studies on volatile biomarkers have been carried out on exhaled-breath samples, although other clinical matrices, such as urine and feces, have also been investigated. Analysis of breath samples for testing of volatiles can be performed frequently in follow-up studies and may reflect disease progression and be helpful in monitoring therapeutic intervention. Moreover, breath tests are noninvasive and thus suitable for critically ill patients in intensive care units and small children.

AI Nose Technology Platform. Our AI Nose technology platform comprises the key building block of our VOC-based approaches. AI Nose’s main technology pillars include the digital nose sensor array, our proprietary VOC AI analytics, Smell ID, and our Company’s extensive knowhow of VOC-based medical device engineering. Our technology digitally profiles each VOC as a Smell ID and as more Smell IDs are collected for individuals, we may be able to build personalized medical treatment based on this data.

Our early efforts to develop a diabetes-focused insulin pump have significantly expanded into a more comprehensive development of a wide range of innovative point-of-care testing (POCT) diagnostic technologies, starting with our recent launch of the Ainos COVID-19 Antigen Test Kit in Taiwan.

COVID-19 Antigen Test Kit. On June 14, 2021 we entered into an exclusive agreement to serve as the master sales and marketing agent for the Ainos SARS-CoV-2 Antigen Rapid Test Kit (“Ainos Covid-19 Test Kit”) for Taiwan Carbon Nano Corporation (“TCNT”), the majority shareholder of Ainos KY. The Ainos COVID-19 Test Kit has been granted the CE mark, enabling us to market the product in Europe. On June 7, 2021, the Taiwan Food and Drug Administration (“TFDA”) granted emergency use authorization for the Ainos COVID-19 Test Kit for use by healthcare professionals in Taiwan.

The Ainos Covid-19 Test Kit uses an antigen rapid test technology jointly developed by Taiwan’s National Health Research Institutes (“NHRI”), National Defense Medical Center (“NDMC”), and TCNT. Our test kit features a smartphone-based test management function, which can be accessed through a data matrix code. The data matrix code stores each test kit’s unique ID. Each user will be able to store the results directly to the individual’s mobile phone.

Continuous personalized testing and community-wide tracing capabilities are fully integrated in our rapid test kit designs by leveraging smart phone applications and cloud-based technologies.

We developed a comprehensive, end-to-end, cloud-based COVID-19 management platform that allows individuals and organizations to manage tests and trace infection effectively. Our platform is comprised of our test kits, a consumer app and an enterprise app.

We aim to empower our customers and telehealth practitioners with rapid, accurate and non-invasive tools to monitor health with our Ainos Flora, Ainos Pen and CHS340 VAP rapid test devices.

Ainos Flora. We designed our iF-award winning Ainos Flora to empower patients to effortlessly, non-invasively and quickly test their vaginal health at home. Through specialized digital nose sensor arrays and A.I. algorithms, Ainos Flora is designed to detect vaginal infection and common STDs (including bacterial vaginosis, fungus infection, gonorrhea and trichomoniasis) in minutes. Ainos Flora is portable, handheld, and enables remote monitoring by designated medical professionals. Patients can store test results in a mobile app. Ainos Flora is designed to give women back control of monitoring their personal health.

Ainos Pen. Conventional breathalyzers are typically single-purpose and primarily designed to test for alcohol and drug use. Ainos Pen is a multi-purpose, cloud-connected breathalyzer intended for routine health monitoring. By enabling self-care at home, we anticipate Ainos Pen will create new applications for the telehealth ecosystem by allowing its users to non-invasively monitor their health. Ainos Pen securely stores test data in a complimentary mobile app with the ability to upload test data to a cloud server for access by designated healthcare providers. Through telehealth and A.I. analytics, patients can provide comprehensive and long-term health data to their healthcare providers.

CHS430 VAP Rapid Test. Ventilator-associated pneumonia (VAP) is one of the most frequent ICU-acquired infections. Reported prevalence varies widely from 5% to 40%. Causes of VAP include prolonged duration of mechanical ventilation or endotracheal intubation. The estimated mortality of VAP is around 10%, with higher mortality rates in surgical ICU patients and in patients with mid-range severity scores at admission. CHS430 is a patented portable breathalyzer that connects into a respirator’s y-connector and detects VAP within 10 minutes. It is designed to screen VAP infections and the likely causation pathogen. A specialized sensor array and algorithms quickly identify infections and the most common bacterial species related to VAP. The device is easy to operate with the press of a button. The sensor array inside the device is designed to be periodically replaced.

Our Divisions and Product Lines

As part of our medtech transformation strategy, we reclassified our divisions into the Pharmaceutical Division, Medical Device Division and Preventive Medicine Division.

Our Pharmaceutical Division researches and develops drug therapeutics that support the human immune system and address persistent diseases.

VELDONA Pharmaceutical Drug Development Program

Since our inception we have engaged in the research of low-dose non-injectable interferon delivered through nasal, oral mucosal, topical and transdermal pathways and in liquid, ointment or lozenge forms. Our core pharmaceutical drug development platform, VELDONA (Very Low-Dose Oral Interferon Alpha), is predicated on a comprehensive library of scientific clinical data for low-dose non-injectable interferon, including more than 100 clinical and pre-clinical animal and human studies conducted over several decades that we believe substantiates its safety and efficacy. We have an accomplished track record of completing numerous late-stage clinical trials for a variety of disease indications and also own several active patents associated with the treatment of thrombocytopenia, related to the prevention of viral recurrence of hepatitis C.

Ainos differentiates itself from other interferon drug developers through the distinct advantage of owning a proprietary library of over sixty late-stage clinical studies and trials aggregated over decades of research experience. The VELDONA platform leverages our research of numerous disease indications where we have established safety data for the use of low-dose non-injectable interferon from over thirty years of clinical studies and trials without any adverse side effects from low-dose interferon. We believe we have a higher likelihood to potentially accelerate clinical trials without the need to substantiate safety data through preliminary trials normally required for new drug applications.

We believe that low-dose non-injectable interferon therapeutics have broad potential applications for new drugs and nutraceuticals that address infectious diseases, autoimmune diseases and cancer. It has anti-proliferative effects which can be targeted at rapidly spreading viruses or rapidly dividing cancer cells. We believe VELDONA is a safe, universal and multi-functional product that is a well-suited for the prevention and treatment of viral infections. We have developed a proprietary formulation for the production of an IFN-α lozenge that can be administered sublingually as a small tablet in doses ten-thousand times less than FDA-approved high-dose injectable interferon therapies, which we believe may dramatically reduce side effects. The VELDONA lozenge is also stable at room temperature, which makes them easy and inexpensive to transport, store and administer.

Interferon-alpha (IFN-α)

Ainos currently focuses primarily on therapeutic applications of interferon-alpha (IFN-α). Interferons are a family of natural occurring proteins that can be used to potentially treat many diseases that involve the immune system – for example, cancers, hepatitis, AIDS, multiple sclerosis (MS), genital and perianal warts, and granulomatous disease. IFN-α is a key modulator in our innate immune response to viral infection. Almost every cell in the body can produce interferon when under attack, but research indicates that interferon seems especially important in the cells that form the frontline defense with the external environment, such as the oral and nasal mucosa. Its anti-viral effects include inhibition of viral replication, destruction of virus-infected cells, and activation of other, important immune cells. IFN-α also has anti-proliferative effects which can be targeted at rapidly spreading viruses or rapidly dividing cancer cells.

High-dose systemically administered IFN-α has been used alone or in combination to treat a variety of diseases, including hepatitis C, polycythemia vera, and adult T-cell leukemia/lymphoma (ATLL). While IFN-α has powerful anti-viral and anti-proliferative actions, its therapeutic success has been limited by a host of adverse effects some of which are life-threatening, such as neutropenia and thrombocytopenia. Our research with low-dose oral IFN-α in animal and human clinical trials has shown promise to deliver equal or superior efficacy to that of high-dose systemic IFN-α without the associated adverse effects. A significantly lower dose of IFN-α and its absorbance across the mucous membrane of the oral cavity, more closely mimics our innate immune response. Our oral IFN-α lozenges, VELDONA, exert both local and systemic effects, but at such low doses that the adverse events which plague high dose injectable IFN are not an issue. In fact, low-dose oral IFN-α has even been shown to reverse some of the adverse effects of thrombocytopenia directly caused by high-dose IFN. The Company is in prime position to meet this need having secured several patents for the treatment of thrombocytopenia using orally administered IFN-α.

We have aggregated many years of testing in the use of low-dose oral IFN-α for applications ranging from the common cold and warts to cancers and HIV. The therapeutic diversity of IFN-α stems from its ability to induce the transcription of hundreds of genes that stimulate the immune system. These genes effect numerous parts of the innate and adaptive immune system, including antigen processing and presentation, leukocyte migration, lymphocyte activation, immune effector and modulation functions, apoptosis, hematopoiesis, enzymatic destruction of viral RNA. In the past, we typically used natural human cell interferon in clinical trials as this was the specific form manufactured by our previous investment partner, Hayashibara Co., Ltd. We are now considering a substitute form of recombinant interferon product to replace natural human cell interferon and plan on conducting pilot studies to establish efficacy prior to advancing further clinical trials for our target disease indications.

Much clinical trial research has already evidenced recombinant interferon to be effective in adjuvant cancer therapies and FDA-approved high-dose injectable recombinant interferon alfa-2b treatments have been used globally to treat a multitude of disease indications such as AIDS-related Kaposi sarcoma, lymphoma, hairy cell leukemia and melanoma. In fact, interferon alpha (IFN-α), a cytokine that is responsible for regulating and activating the immune response, was the first cancer immunotherapy approved by the FDA in 1986. This helps support a higher level of certainty that recombinant interferon should demonstrate a desired level of efficacy, especially given that low-dose IFN-α is delivered as a miniscule dose compared to high-dose injectable IFN-α treatments. We plan to conduct pilot clinical trials starting in the first half of 2022 to validate newly-sourced interferon material and pursue several disease indications including thrombocytopenia, and Sjögren’s syndrome. We intend to continue exploring the modernization of interferon technology by researching new sources and types of interferon and are looking into methods of new interferon production, preparation, and purification methods.

Clinical Trials for Key Disease Indications

We plan to orchestrate a concerted effort with research and medical expert supporters of the VELDONA drug program to facilitate the advancement of various low-dose IFN-α formulations and delivery modalities. We own proprietary clinical data on previously studied indications that can potentially be delivered to market at minimal clinical trial cost. The Company plans to resume clinical studies for key disease indications. In the near term, we will seek to advance our drug program with a particular focus on conducting clinical trials for two disease indications – thrombocytopenia and Sjögren’s syndrome. We believe these two indications can reach late-stage trials with the highest probability of successful approval in the shortest time. At any time during the drug development stage, the Company aims to out-license the intellectual property, ultimately acquiring global approvals for various disease indications.

Thrombocytopenia

In a 2014 data study, “Efficacy of Low Dose Oral Interferon-alpha in Preventing Hepatitis C Relapse,” was published based on a phase 2 clinical trial of 169 hepatitis C patients conducted at Chang Gung Hospital in Taiwan that found VELDONA to reduce the relapse rate of hepatitis C and improve the function of platelets. In connection with this study, Ainos received four thrombocytopenia related patents. Low-dose oral IFN-α can contribute to reversing the immunosuppressive tumor microenvironment and prevent some of the dangerous side-effects of chemotherapy such as thrombocytopenia. We will leverage our previous clinical trial experience to prepare a well-designed protocol to test whether VELDONA is effective in treating thrombocytopenia and determine whether it can continue the next-stage trials.

Sjögren’s Syndrome

The Company intends to resume late-stage clinical trials in late 2022 for Sjögren’s syndrome, an immune system disorder characterized by dry eyes and dry mouth. We previously reached two phase 3 trials in 2003 but were unable to conduct the final FDA-mandated studies for drug approval due to capital constraints (“Treatment of primary Sjögren’s syndrome with low-dose human interferon alfa administered by the oromucosal route: combined phase III results”). Ainos will reference its previous research to design an efficient phase 3 study based on previous FDA guidance.

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

Our Medical Device Division focuses on research and development of novel medical devices.

Innovations in point-of-care testing

We develop, market, and sell various easy-to-use, cloud-connected POCT diagnostics for infectious disease indications. Our product pipeline target indications include COVID-19, vaginitis, certain sexually transmitted diseases (STD), ventilator-associated pneumonia (VAP), and helicobacter pylori (H. pylori). We categorize our POCT portfolio into the following:

COVID-19 POCT. This category currently includes an antigen rapid test kit based on lateral flow immunoassay technology, a molecular test kit based on reverse transcription loop-mediated isothermal amplification (“RT-LAMP”) technology, and test management apps for personal and enterprise users. The COVID-19 antigen test kit includes professional-use and at-home SKUs. The professional SKU targets the professional healthcare segment, while at-home SKUs aims the at-home self-testing segment. We also offer a cloud-based test management platform with a personal app as well as an enterprise app. Our molecular tests comprised of test kit assay and a low-cost portable tester.

VOC-based POCT. This category employs digital nose sensors and AI algorithms to detect and analyze VOC biomarkers for rapid detection of infectious disease and everyday self-care. We further implement wireless and secured cloud technologies to enable seamless, easy-to-use test data transmission to the telehealth community. Our target disease indications include vaginitis, STD, VAP, and H. pylori. We anticipate that our near-term revenue stream for VOC-based POCTs will mainly come from hardware sales. Longer-term, we plan to introduce a subscription-based analytics service to our customers, and when sales of medical devices reach scale, we anticipate subscription revenue to create substantial operating cash flow.

The opportunities of digital nose innovation

The digital nose, also known as the electric nose (e-nose) or, more generally, gas sensor, is a more scalable technology to analyze VOCs in a clinical setting, in our view. Comprised of gas sensors, the digital nose electronically mimics the human nose and the advancement in semiconductor manufacturing technologies allow digital noses to be made small, and at low cost. When combined with a pattern recognition algorithm, the digital nose directly detects components of different VOCs present in a gas mixture, which eliminates the need for complex preprocessing steps. A digital nose can be customized for specific applications using an array of sensors, which can detect volatile components included in a predetermined VOC profile. With the help of algorithms and other electronic components such as microprocessors, and wireless technologies, the digital nose can convert a VOC profile into unique digital signals that can be understood by many electric devices, which may enable a digital nose to be quickly developed into many easy-to-use, affordable, portable, cloud-connected POCTs for a wide range of diseases. We believe these potential new tools could facilitate new telehealth services previously unavailable.

Our AI Nose technology platform

Our AI Nose technology platform comprises the key building block of our VOC-based POCT. AI Nose’s main technology pillars include the digital nose sensor array, our proprietary VOC AI analytics, Smell ID, and the Company’s extensive knowhow of VOC-based medical device engineering. Our technology digitally profiles each VOC as a Smell ID and as more Smell IDs are collected for individuals, we may be able to build personalized medical treatment based on this data. We believe Smell ID’s long-term potential goes beyond healthcare. As we populate AI with more Smell ID, we believe we may eventually enable the AI Nose to detect smell in the broader, non-healthcare settings.

COVID-19 Antigen Test Kit

Antigen test kits have been vital in testing COVID-19 at high frequency, large scale, and at low cost. Most EUA-approved test kits claim nearly identical value propositions and these essential functions are already commoditized. In our opinion, helping communities to better store and report the test results, and assisting organizations to better trace infection are critical attributes as countries try to reopen their economies. Unfortunately, few COVID-19 antigen test kits in the market provide these services. While testing labs are required to report their findings, many at-home tests are not required to report results to the health authorities.

We have developed a comprehensive, end-to-end, cloud-based platform that allows individuals and organizations to manage tests and trace infection effectively. Our platform is comprised of our test kit, a consumer app and an enterprise app. Consumers can visually see the test result on our test kit without using the app. We launched a free, consumer-friendly app called the Ainos Antigen Rapid Test App, available on iOS and Android. The app is currently available in Taiwan and we plan to roll out to additional countries in which we receive authorization to market, if approved. The app provides a simple and comprehensive interface platform to manage test results with the following vital services:

•	Secure log-in: User logs in with email and mobile phone number, receives a PIN number to authenticate.

•	Double authentication: Each test kit carries a data matrix code storing a unique serial number. User takes a selfie, and then scans the data matrix code before and after testing. This establishes a double authentication protocol for a reliable at-home testing experience.

•	Digital test report: Our app stores and displays vital information from the user’s latest test. The report includes the result, the unique I.D. number of the test kit associated with the test result, the date of the test and the user’s picture. Another Ainos user can scan the test report’s QR code. With this function, the user can display and share results with businesses, organizations, and healthcare authorities, allowing informed and safe gathering of data as well as improved test management.

•	Manage test results. The app stores all past tests results performed by the test kit and uploads these results to our secure cloud server. If the test kit is purchased by an organization that uses our enterprise app, the organization can access the user’s testing history in the enterprise app to facilitate remote tracing of COVID-19.

•	Filter visitors at entry. The app can scan another person’s digital test report. Organizations and business owners can use this function at any point of entry, creating a safe environment for gathering.

•	Proximity alert. The app notifies the user if someone tested positive has been in proximity with the user.

Our Ainos Enterprise App is a centralized, cloud-based COVID-19 test management platform designed for public and private institutions. With this app, institutions can centrally manage and trace COVID-19 testing. The key features are:

•	Manage test result centrally. The app tracks inventory and sends testing reminders, daily reports to a designated person. An app administrator can download the test results as a spreadsheet.

•	Trace footprint of positive cases. The app administrator can trace a positive case’s footprint over the past seven days.

COVID-19 Nucleic Acid Test Kit

COVID-19 testing methods generally fall into three categories: molecular tests, antigen tests and antibody tests. The molecular test features the best accuracy. Current molecular tests rely on centralized laboratory testing, and face complex sample transportation, logistics, and throughput challenges. As a result, molecular test results can take from two to 14 days, require highly trained technicians to operate complex instruments and are generally expensive. These attributes present challenges to the rollout of testing capacity at the scale needed to meet current global demand. Lastly, effectively tracking molecular test results is difficult, as reporting is often conducted manually.

Based on our proprietary reverse transcription loop-mediated isothermal amplification (RT-LAMP) technology, Ainos has developed a fast and affordable molecular test. It consists of a color-changing assay that is compatible with standard PCR machines and portable, low-cost equipment. We offer the following functionality to our customers and when combined, we believe that they enable accurate, fast, cost-effective COVID-19 management.

•

Intuitive test results. Our assay displays test results by change of color. Yellow indicates positive results while red indicates negative results, permitting the naked eye or a smartphone camera to easily interpret the test result.

•	Quick result: Our assay delivers test results in 30-40 minutes, faster than a traditional test that may take from one hour to a two-day cycle.

•	Compatible with standard PCR machines. We have designed our assay to be compatible with most standard PCR machines. As a result, healthcare stakeholders can quickly deploy our assay without investing in new equipment.

•

Portable, low-cost equipment. Our RT-LAMP assay tests COVID-19 at a constant temperature. This allows us to develop a portable test device. As the result, we can deliver PCR-comparable performance with portability and low-cost. In contrast, standard PCR tests operate at multiple temperature changes, which require complex and large machines.

Ainos Flora – discreet, telehealth-enabled STD tests in your hands

Invasive sampling is essential in the diagnosis of certain sexually transmitted diseases (STDs), such as vaginitis, gonorrhea, chlamydia and trichomoniasis. Pelvic exams are conducted primarily in an outpatient setting as they require the trained operation of specialized instruments.

Conventional testing methods, including pelvic exams, have several disadvantages. First, while the pelvic test/whiff test is quick, the wait time at the outpatient clinic is often long. Second, patients commonly feel anxiety before and during the pelvic exam. Third, the pelvic test and pH test cannot by themselves provide a definitive diagnosis. Fourth, the laboratory culture test takes a few hours to a few days to complete. Fifth, the pelvic exam is vulnerable to healthcare disputes. Lastly, the overall inconvenience may discourage follow-up visits and treatments. These shortcomings have two critical implications. First, crowded hospitals and clinics and long wait times may amplify patients’ anxiety levels. This may discourage patients with STD-suspected infections from getting tested or cause delays in seeking medical help. This may increase the risk of patients with mild symptoms unknowingly contributing to the spread of STDs. Second, it implies that the STD testing market size could be larger than reported by market research data.

We have designed our iF-award winning Ainos Flora to empower patients to effortlessly, non-invasively and quickly test their vaginal health at home. Through specialized digital nose sensor arrays and A.I. pattern recognition, Ainos Flora is designed to detect vaginal infection and common STDs (including bacterial vaginosis, fungus infection, gonorrhea and trichomoniasis) in minutes. Ainos Flora is portable, handheld, and enables remote monitoring by designated medical professionals. Patients can store test results in a mobile app.

Flora is designed to give women back control of monitoring their personal health with the following clinical and commercial benefits:

•	Convenience. Ainos Flora’s form factor is designed to allow easy self-testing or clinical testing.

•	Non-invasive and no skin contact. The digital nose sensors enable Flora to gather and analyze a pathogen’s metabolic VOC a few centimeters away from the private area, without skin contact.

•	Results within minutes. The complex digital nose sensor and A.I. algorithm work together to deliver test results in about one minute. In contrast, a culture test can take days.

•	Remote monitor. A complementary mobile app wirelessly receives test results from Ainos Flora and uploads results to our secure cloud server. A patient’s designated physicians can then download the test results and remotely prescribe treatment. The process is designed to avoid potentially long wait times and remain discreet.

Ainos Pen – a multipurpose breathalyzer for everyday telehealth

Conventional breathalyzers are typically single-purpose and primarily designed to test for alcohol and drug use. Ainos Pen is a multi-purpose, cloud-connected breathalyzer intended for routine health monitoring. By enabling self-care at home, we anticipate Ainos Pen will create new applications for the telehealth ecosystem by allowing users to non-invasively monitor their health. Ainos Pen securely stores test data in a complimentary mobile app with the ability to upload test data to a cloud server for access by designated healthcare providers. Through telehealth and A.I. analytics, patients can provide comprehensive and long-term health information for their healthcare providers.

Ainos Pen brings easy-to-use testing in a sleek pocket-sized form factor. This portable breath analyzer identifies VOCs from human breath in minutes and our A.I. algorithms. We designed the Ainos Pen to detect total VOC, eCO2, carbon monoxide, ethanol, hydrogen sulfide, and ammonia. Inside the Ainos Pen, the digital nose sensor technology can be built to specifications for monitoring various health conditions, such as halitosis (bad breath), gastrointestinal, liver, renal health, and smoking habits. Additional functions can potentially be created as we identify more new VOC biomarkers.

CHS430: ventilator-associated pneumonia (VAP) detection within 10 minutes

Ventilator-associated pneumonia (VAP) is one of the most frequent ICU-acquired infections. Reported prevalence varies widely from 5% to 40%. Causes of VAP include prolonged duration of mechanical ventilation or endotracheal intubation. The estimated mortality of VAP is around 10%, with higher mortality rates in surgical ICU patients and in patients with mid-range severity scores at admission. VAP also imposes a significant economic burden.

In our opinion, the current diagnosis of VAP is inefficient in method and speed, which complicates treatment, prevention and affects patient outcomes. The first step of diagnosis relies on clinical evaluation (e.g. evaluation of symptoms, use of a Clinical Pulmonary Infection Score (“CPIS”) and chest x-rays) and culture analysis. However, no single clinical criterion is sufficient to provide a definitive diagnosis. The second step of diagnosis is to perform microbiological sampling for culture analysis. However, sampling techniques for VAPs can be confusing. Culture analysis is a complex and slow process that increases the risk of antibiotics overuse. Performing culture analysis requires trained clinicians while sampling is often invasive and poses a threat to intensive care unit (ICU) patients who are already physically and emotionally vulnerable. Culture test results are often delayed, and during the wait time, healthcare providers may prescribe broad-spectrum antibiotics empirically, which may lead to poor patient outcome. The prescription of broad-spectrum antibiotics prior to a diagnosis raises the risk of antibiotic resistance, as studies suggest that VAP accounts for nearly 50% of all antibiotic consumption in ICUs in the United States.

CHS430 is a patented portable breathalyzer that connects into to the y-connector of a respirator and detects VAP within 10 minutes. It is designed to screen VAP infections and the likely causation pathogen, subject to further clinical validation. The device quickly screens a patient’s breath VOC using an AI-powered digital nose. A specialized sensor array and algorithms quickly identify infections and the most common bacterial species related to VAP. The sensor array inside the device is designed to be periodically replaced. The device also requires regular maintenance.

CHS430 is intended for use by medical professionals, particularly in critical care centers and ICUs. We believe the device serves as a rapid screening tool and enables faster, better decision making by critical care providers.

Key benefits include:

•	Quick result. CHS430 completes self-cleaning and testing within 10 minutes, faster than a culture test.

•	Non-invasive testing. The device non-invasively analyzes a patient’s breath VOC, improving quality of care and avoiding the cross-contamination risk associated with invasive sampling.

•	Easy-to-use. Connecting CHS430 to the y-tube requires minimal training. CHS430 self-cleans and begins testing with a simple press of button. The device can monitor the patient in real-time at customizable intervals.

•	Better treatment options. Faster bacteria identification allows doctors to select the right treatment path earlier than culture analysis.

•	Improves outcome. Early identification leads to better patient outcomes. Treating VAP requires the right antibiotic for the right strain at the right time and mistakes can result in harm to patients. Early detection reduces the risk of mortality or disease metastasis.

AI Nose – healthcare digital nose for consumer electrics

We are developing a highly integrated multi-element digital nose sensor module, called the AI Nose. AI Nose is comprised of four sensor chips and an integrated digital processing chip. The sensor chip’s structure utilizes a complex semiconductor manufacturing process called microelectromechanical systems (MEMS).

We are developing AI Nose to introduce powerful VOC detection to the healthcare market. Each module can work alone or in arrays. We also designed the module’s form factor to be small enough so that it can be adopted into mobile devices such as smartphones. We believe that the AI Noise offers a great companion technology for medtech innovators to launch the next generation of healthcare devices. AI Nose can detect breath VOCs or environmental VOCs at the parts-per billion (ppb) level. Because exhaled VOCs are produced at the ppb level, we believe AI Nose is an ideal solution to monitor health.

Our digital nose technology learns to recognize scent in much the same way human learn to smell. In the presence of a VOC, AI Nose generates a digital signal corresponding to the incoming VOC’s unique profile (“the Smell ID”). As we collect and populate our database with more Smell IDs, we can train AI Nose to be smarter and more accurate. Combined with a subscription-based service, we plan to provide analytic and monitoring services to our customers.

Our Preventive Medicine Division is dedicated to developing innovative technologies that prevent disease, disability, and death while promoting health and well-being.

sRNA research initiative

Ainos is in the process of establishing a synthetic RNA (SRNA) technology platform capable of producing messenger RNAs (mRNAs) and/or short inhibitory RNAs (siRNAs) for potential vaccine development and disease treatment. Based on this platform, our short-term goal is to research and develop 2nd generation COVID-19 mRNA vaccines. Our long-term goal is to develop therapeutic RNA drugs featuring the use of mRNA and siRNA as genetic modulators for effective control of aberrant immune or genetic disorders.

We believe effective production of RNA based vaccines or therapeutics through SRNA platform represents promising potential for numerous biomedical applications and disease prevention. Although clinical implementation of SRNAs as drugs to treat human diseases is still rare, we believe this is changing as clinical application of mRNAs are proving to be successful in expressing functional protein antigens and inducing protective neutralizing antibodies against the SARS-CoV-2 virus. As RNA’s fabrication, purification, and cellular delivery technologies continue to advance, we anticipate increased interest in the use of RNA-based vaccines or therapeutics to treat various human diseases for two reasons. First, SRNAs are cost-effective and simple to manufacture. Second, SRNAs can be rapidly developed as personalized drugs for most clinical and inherited diseases.

Due to the continuous outbreaks and the emergent SARS-CoV-2 variants, our short-term goal focuses on developing 2nd generation SARS-CoV-2 vaccines using a synthetic mRNA-based platform. We plan to use the full-length spike gene sequence of the British alpha variant (lineage B1.1.7) and the Indian delta variant (lineage B.1.617.2) as reference sequences to generate mRNA vaccines with 6 proline mutations. We also plan to adopt sequence modifications and codon optimization of the mRNA vaccines. We will test vaccine delivery with a liposome of known formulation and evaluate the immunization through intramuscular (systemic) and nasal (mucosal) routs in mice. We anticipate the research will generate a T helper 1 (Th1) biased immune response with potent neutralization antibody and effector CD8 T cell response. In addition, relevant recombinant spike proteins will be produced in Baculovirus expression systems. These proteins can be used as alternative immunogens, immunostimulatory adjuvants, or antigens to develop therapeutic monoclonal antibodies.

Our long-term vision is to enable treatment of inflammatory diseases and cancers. We will generate mRNAs and/or siRNAs critical for immune modulations or tumor suppression. These mRNAs may express tumor suppressors, cancer-associated antigens, or immune agonists, while siRNAs may be used to degrade disease associated genes of aberrant expression.

We plan to focus on the research and development of the technology. In addition, we intend to explore strategic partnership opportunities upon completion of phase 1 clinical trial(s).

Our asset-light manufacturing model

We operate an asset light business model that allows us to fully dedicate resources towards technological innovation and business development. We believe this strategy allows us to optimize capital and stay cost competitive by working with suppliers in Asia.

Taiwan Carbon Nano Technology Corporation (TCNT) is our primary manufacturing partner. On August 1, 2021, we entered into a Product Co-development Agreement with TCNT. Pursuant to the agreement, TCNT will manufacture our POCT products. TCNT operates its facilities in conformance with a variety of International Organization for Standardization (ISO) and Good Manufacturing Practice (GMP) certifications, with most of our healthcare facilities’ quality management systems meeting ISO 13485. Based on our design of the AI Nose module and our co-developed manufacturing process, TCNT subcontracts to other semiconductor manufacturers including a specialized contract manufacturer that produces our sensors and an outsourced semiconductor assembly and testing company, or “OSAT” company, that assembles our sensors into a highly miniaturized module and tests the functionality.

We expect that the following five (5) Patent Assets assigned to the Company as a result of the Ainos transaction will form the basis for the next generation of the Company’s rapid test kit products:

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

Employees and Consultants

As of September 30, 2021, the Company had a total of twenty-seven employees, compared to four in the same period 2020. Research and development employees currently represent approximately 33% of our total employees. In the future, we plan to increase research and development human resources to support our various technology development efforts.

Following the consummation of the Ainos Transaction, the Company retained key personnel in its U.S. office to ensure continuity in its operations and as a foundation for future growth:

•	Lawrence Lin, who previously worked as Executive Advisor to the Company through his firm, i2China Management Group, LLC, is now an employee serving as Executive Vice-President of Operations.

•	John Junyong Lee, Esq. continues to serve as Chief Legal Counsel and Corporate Secretary.

•	Chrystal Shelton continues to serves as Administration Manager.

The Company is actively interviewing additional research and development, management, manufacturing, and sales and marketing personnel to broaden its product and service lines and market reach.

Results of Operation for Quarter Ended September 30, 2021 and 2020

Revenues, Costs and Gross Margins

	Three months ended September 30,
	2021	2020
Revenues	$363,052	$192
Cost of revenues	(103,638)	(123)
Gross margin	$259,414	$69

Revenues for the quarter ended September 30, 2021 was $363,052, compared to $192 in the same period of 2020. Cost of revenues was $103,638, compared to $123 in the same period of 2020. Gross margin was $259,414, compared to $69 in the same period of 2020. The Company began sales of its Ainos Covid-19 Test Kits in June this year, of which 64% were sold through distribution channels and the remaining 36% mainly sold to enterprises, schools and medical institutions.

Research and Development Expenses

	Three months ended September 30,
	2021	2020
Research and development expenses	$646,798	-

During the quarter ended September 30, 2021, the Company’s research and development expenses increased to $646,798 primarily due to spending on testing and development of the Ainos Covid-19 Test Kit and a mold to be used for manufacturing of our AI Nose pen product.

Since August 2021, in support of our medtech transformation we have begun expanding our research and development staffing and committed additional resources into technology and product developments across our Pharmaceutical, Medical Device and Preventive Medicine divisions. As a result, we incurred increased R&D expenses that reflect increased salary for R&D personnel, amortization of acquired intellectual properties, as well as expenses for technology development and technology license fees.

For the Pharmaceutical Division, we have established a focused approach to our core pharmaceutical drug development platform, VELDONA (Very Low-Dose Oral Interferon Alpha). We plan to analyze and explore new applications for VELDONA to optimize business opportunities. To execute this new approach, we plan to conduct further clinical trials of VELDONA for thrombocytopenia and Sjögren’s syndrome, for which we are deploying key resources that include staffing, capital and securing strategic business relationships with various partners, including biotech companies and medical research centers.

For the Medical Device Division, we have implemented a product roadmap for our diagnostics business. We are focused on establishing partnerships for technology development, clinical trials and business development in order to facilitate our product launch schedule.

For the Preventive Medicine Division, we have set up a research initiative for SRNA technologies to truly effect medical approaches that prevent the advancement of diseases. Our focus is on fundamental research and development of vaccines with the intent to seek out-licensing opportunities and strategic partnerships when appropriate. We have invested in additional staffing, and initiated product development partnerships with medical centers and universities for our mRNA vaccine research initiative.

Selling, General and Administration Expenses

	Three months ended September 30,
	2021	2020
Selling, general and administrative expenses	$795,958	$321,153

Our selling, general and administration expense was $795,958, compared to $321,153 in the same period of 2020. The increase was associated with increased marketing expenses of our Ainos Covid-19 Test Kit, expenses related to the Ainos KY Transaction, an increase of employee salaries and professional service fees for corporate governance and legal compliance matters.

Operating Loss

	Three months ended September 30,
	2021	2020
Operating loss	$(1,183,343)	$(321,084)

Our operating loss was $1,183,343 during the third quarter of 2021, compared to an operating loss of $321,084 in the same period of 2020 as a result of expenses associated with the Ainos KY Transaction and newly-initiated operational activities.

Net Loss

	Three months ended September 30,
	2021	2020
Net loss	$(1,161,110)	$(323,285)

Net loss was $1,161,110 for the three months ended September 30, 2021, compared to $323,285 in the same period of 2020.

Results of Operation for the Nine months Ended September 30, 2021 and 2020

Revenues, Costs and Gross Margins

	Nine months ended September 30,
	2021	2020
Revenues	$568,164	$15,876
Cost of revenues	(174,395)	(11,221)
Gross margin	$393,769	$4,655

Revenues for the first nine months of 2021 were $568,164, compared to $15,876 in the same period of 2020. Cost of revenue was $174,395 compared to $11,221 in the same period of 2020. Gross margin was $393,769 compared to $4,655 in the same period 2020. The Company began sales of its Ainos Covid-19 Test Kits in June 2021, of which 62% are sold through distribution channels and the remaining 38% mainly sold to enterprises, schools and medical institutions.

Research and Development Expenses

	Nine months ended September 30,
	2021	2020
Research and development expenses	$646,798	$389

Research and development cost for the nine months of 2021 was $646,798, compared to $389 in the same period of 2020. The increase was due to the purchase of patents under the Ainos KY Transaction and associated new product development and research expenses.

Selling, General and Administrative Expenses

	Nine months ended September 30
	2021	2020
Selling, general and administrative expenses	$2,178,969	$1,001,893

Selling, general and administrative expenses were $2,178,969 for the nine months ended September 30, 2021, compared to $1,001,893 in the same period of 2020. The increase was associated with increased marketing expenses for the Ainos Covid-19 Test Kit, expenses related to the Ainos KY Transaction, an increase of employee salaries, and professional service fees for corporate governance and legal compliance matters.

Operating Loss

	Nine months ended September 30
	2021	2020
Operating loss	$(2,431,998)	$(997,627)

Company operating loss was $2,431,998 for the nine months ended September 30, 2021, compared with $997,927 in the same period of 2020. This was the result of an increase of sales, research and development, and newly-initiated operational expenses.

Net Loss

	Nine months ended September 30,
	2021	2020
Net loss	$(2,443,891)	$(1,002,130)

Net loss was $2,443,891 for the nine months ended September 30, 2021, compared to $1,002,130 in the same period of 2020.

Liquidity and Capital Resources

As of September 30, 2021, the Company had available cash of $706,931 whereas it had a cash position of $83,767 for the same period in 2020 and $22,245 as of December 31, 2020. The Company had a working capital deficit of $1,937,163 at the end of September 30, 2021, and a working capital deficit of $919,880 for the same period in 2020, an increase of 111%. As of December 31, 2020, working capital was a deficit of $1,022,155.

The Company anticipates business revenues and potential financial support to fund the Company’s operations over the next twelve months. There can be no assurance that we will be successful in our efforts to make the Company profitable. If those efforts are not successful, the Company may raise additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available when needed and at adequate levels, the Company will need to reevaluate its operating plan.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this Item 3.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

We have not experienced any material impact to our internal controls over financial reporting even though our workforce continues to primarily work-from-home due to COVID-19. We are continually monitoring and assessing the COVID-19 situation and its impact on our internal controls.

This quarter report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this quarter report.

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

We Face Supply Risk

We are vulnerable to supply risks. The Company’s long-time human interferon producer is no longer manufacturing interferon. Plans for further clinical trials and commercialization of a low-dose interferon product are dependent upon identifying a new source of interferon. The Company has secured a supply partner for current needs but will continue to actively seek new alternative suppliers and explore additional sourcing options. Procuring a new source of interferon may require additional studies to compare results to the Company’s research and further clinical trials may have to be performed. The Company’s inability to secure interferon supplies may adversely affect our operating results.

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

Government Regulation Is Evolving and Unfavorable Changes Could Harm Our Business

We are subject to general business regulations and laws, as well as regulations and laws specifically governing biologics, pharmaceuticals, and medical devices and treatments. A large number of jurisdictions regulate our operations, and the extent, nature, and scope of such regulations is evolving and expanding as the scope of our businesses expands. We are regularly subject to formal and informal reviews and investigations by governments and regulatory authorities under existing laws, regulations, or interpretations or pursuing new and novel approaches to regulate our operations. Unfavorable regulations, laws, decisions, or interpretations by government or regulatory authorities applying those laws and regulations, or inquiries, investigations, or enforcement actions threatened or initiated by them, could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), diminish the demand for, or availability of, our products and services, increase our cost of doing business, require us to change our business practices in a manner materially adverse to our business, damage our reputation, impede our growth, or otherwise have a material effect on our operations.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Mine Safety Disclosures.

Not applicable

ITEM 5. Other Information.

Employment Offer Letters to CEO and CFO

On August 11, 2021, the Company and the CEO of the Company executed an Offer Letter, subject to mutual agreement of employment terms and conditions and approval of the Board, under which Mr. Tsai was offered a monthly salary of 250,000 New Taiwan Dollars (equivalent to approximately $8,929), a year-end bonus of 2 months’ salary, and a variable compensation based on Company profit targets decided by the Company’s Compensation Committee, and payable as 10-30% of total annual compensation in the form of cash, securities and/or other discretionary remuneration. An initial equity grant to Mr. Tsai will be determined by the Compensation Committee at a later date. Other benefits, including labor insurance, health insurance and other benefits, will be based on local regulations and the Company’s policies.

On August 11, 2021, the Company and the CFO of the Company executed an Offer Letter, subject to mutual agreement of employment terms and approval of the Board, under which Ms. Wu was offered a monthly salary of 230,000 New Taiwan Dollars (equivalent to approximately $8,214), a year-end bonus of 2 months’ salary, and a variable compensation based on Company profit targets decided by the Company’s Compensation Committee, and payable as 10-30% of total annual compensation in the form of cash, securities and/or other discretionary remuneration. An initial equity grant to Ms. Wu will be determined by the Compensation Committee at a later date. Other benefits, including labor insurance, health insurance and other benefits, will be based on local regulations and the Company’s policies.

As part of our Board’s commitment to corporate governance, our Company’s Board adopted the following policies governing the Board, the Company, and its Committees:

Board Policies

Rules and Procedures of Board of Directors Meetings, adopted August 20, 2021, incorporated herein by this reference, and attached hereto as Exhibit 99.1;

Corporate Governance Policies of the Board of Directors, adopted August 20, 2021, incorporated herein by this reference, and attached hereto as Exhibit 99.2;

Charter of the Audit Committee of the Board of Directors, adopted August 20, 2021, incorporated herein by this reference, and attached hereto as Exhibit 99.3;

Charter of the Compensation Committee of the Board of Directors, adopted August 20, 2021, incorporated herein by this reference, and attached hereto as Exhibit 99.4;

Insider Trading Policy of the Board of Directors, as amended and adopted August 20, 2021, incorporated herein by this reference, and attached hereto as Exhibit 99.5; and

Code of Business Conduct and Ethics, adopted August 20, 2021, as reported in our Form 8-K, incorporated herein by this reference, filed on August 26, 2021 and attached hereto as Exhibit 99.6

Amendments to Bylaws

The Board of Directors of the Company approved the following amendment to Article II, Section 10 of the Company’s Bylaws effective August 20, 2021, as reported in our Form 8-K, incorporated herein by this reference, filed on August 26, 2021:

“Section 10. Compensation. The Board of Directors may provide for the compensation to members of the Board of Directors upon the recommendation of its Compensation Committee and in accordance with its Compensation Policies; provided, that nothing contained herein shall be construed to preclude any director from serving the Corporation in any other capacity or receiving compensation therefor.” (emphasis added)

Prior to the amendment, Article II, Section 10 of the Company’s Bylaws provided as follows:

“Section 10. Compensation. Directors as such shall not receive any stated salary for their services, but by resolution of the Board a fixed sum and expense of attendance, if any, may be allowed for attendance at such regular or special meetings of the Board; provided, that nothing contained herein shall be construed to preclude any director from serving the Corporation in any other capacity or receiving compensation therefor.”

Additionally, the Board of Directors of the Company approved an administrative amendment to the Company’s Bylaws replacing the Company’s former corporate name, “AMARILLO CELL CULTURE COMPANY, INCORPORATED” to the Company’s current corporate name “Ainos, Inc.”

ITEM 6. Exhibits.

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-K	FILING DATE WITH SEC	FORM	EXH #	HYPERLINK TO FILINGS

3.1(a)	Restated Certificate of Formation of the Company, dated April 15, 2021 and filed April 21, 2021		4/21/2021	8-K	3.	Restated Certificate of Formation of the Company, dated and filed July 27, 2015.
3.2	Bylaws of the Company, as amended August 20, 2021	X
4.1	Specimen Common Stock Certificate		8/8/1996	SB-2	4.1	Specimen Common Stock Certificate.
31.1(a)

Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350	X
99.1	Rules and Procedures of Board of Directors Meetings, adopted August 20, 2021	X
99.2	Corporate Governance Policies of the Board of Directors, adopted August 20, 2021	X
99.3	Charter of the Audit Committee of the Board of Directors, adopted August 20, 2021	X
99.4	Charter of the Compensation Committee of the Board of Directors, adopted August 20, 2021	X
99.5	Insider Trading Policy of the Board of Directors, as amended and adopted August 20, 2021	X
99.6	Code of Business Conduct and Ethics, adopted August 20, 2021		8/26/21	8-K	5.05	https://www.sec.gov/ix?doc=/Archives/edgar/data/1014763/000165495421009457/amar_8k.htm
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104.1	Cover Page Interactive Data File	X

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

AINOS, INC.

Date: November 15, 2021	By:	/s/ Chun-Hsien Tsai
Chun-Hsien Tsai, Chairman of the Board, and
Chief Executive Officer

Date: November 15, 2021	By:	/s/ Hui-Lan Wu
Hui-Lan Wu, Chief Financial Officer

