Form 10-Q/A
period 2021-09-30
Ainos, Inc.
filed 2021-11-18
CIK 1014763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) of Ainos, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, originally filed with the Securities and Exchange Commission on November 15, 2021 (the “Original Report”).

This Amendment is being filed solely to correct two (2) typographical errors as follows:

Under Item 1. Financial Statements, Footnote 4 of the Notes to Financial Statements (Unaudited), should read: “Total stockholder’s equity increased to $17,136,360 as of September 30, 2021 compared to total shareholder’s equity of $838,278 as of December 2020.”

Under Item 1. Financial Statements, Condensed Statements of Cash Flow (Unaudited), reference to “Net increase in cash and cash equivalents” should read “Net change in cash and cash equivalents.”

This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Report. No other changes have been made to the Original Report.

This Amendment has been signed as of a current date, and includes new certifications by the registrant’s principal executive officer and principal financial officer, which are being filed as exhibits to this Amendment.

2

ITEM 6. Exhibits.

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-Q	FILING DATE WITH SEC	FORM	EXH #	HYPERLINK TO FILINGS

3.1	Restated Certificate of Formation of the Company, dated April 15, 2021 and filed April 21, 2021		4/21/2021	8-K	3.1	https://www.sec.gov/Archives/edgar/data/0001014763/000165495421004461/amar_ex31.htm
3.2	Bylaws of the Company, as amended August 20, 2021		11/15/21	10-Q	3.2	https://www.sec.gov/Archives/edgar/data/0001014763/000165495421012154/aimd_ex32.htm
31.1

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

3

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AINOS, INC.

Date: November 17, 2021	By:	/s/ Chun-Hsien Tsai
Chun-Hsien Tsai, Chairman of the Board, and Chief Executive Officer

Date: November 17, 2021	By:	/s/ Hui-Lan Wu
Hui-Lan Wu, Chief Financial Officer

4