Form 10-K
period 2021-12-31
Ainos, Inc.
filed 2022-03-21
CIK 1014763

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the Fiscal Year Ended December 31, 2021

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] Commission File Number 0-20791

AINOS, INC.
(Exact name of registrant as specified in its charter)

Texas	75-1974352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8880 Rio San Diego Drive, Ste.800, San Diego, CA	92108
(Address of principal executive offices)	Zip Code

Issuer’s telephone number, including area code: (858) 869-2986

Securities registered under Section 12(b) of the Exchange Act. None.

Securities registered under Section 12(g) of the Exchange Act. Common Stock, Par Value $.01

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of December 31, 2021, there were issued and outstanding 144,379,308 shares of the registrant’s common stock, par value $0.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of 21,736,044 shares of common stock held by non-affiliates of the registrant was approximately $18,258,277 (based on the closing price of $0.84 for the common stock on the OTCPK:AIMD December 31, 2021). Shares of common stock held by officers, directors and each shareholder owning 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares of the Registrant’s common stock issued and outstanding as of March 18, 2022 was 144,379,308.

PART I

The following contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth in “Management’s 2022 Plan of Operations” as well as those discussed elsewhere in this Form 10-K. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

ITEM 1. BUSINESS.

Overview

Ainos Inc., formerly Amarillo Biosciences, Inc. (the “Company”, “we” or “us”), is engaged in developing medical technologies for point-of-care (“POCT”) testing and safe and novel medical treatment for a broad range of disease indications. Since our inception in 1984, we have concentrated our resources on business planning, raising capital, research and clinical development activities for our programs, securing related intellectual property and commercialization of proprietary therapeutics using low-dose non-injectable interferon (“IFN”). In addition to our core IFN technology, we are committed to developing a diversified healthcare business portfolio to include medical devices and consumer healthcare products.

Although we have historically been involved in extensive pharmaceutical research and development of low-dose oral interferon as a therapeutic, we are prioritizing the commercialization of medical devices as part of our diversification strategy. Since the beginning of 2021, we have acquired significant intellectual property from our majority shareholder, Ainos KY, to expand our potential product portfolio into Volatile Organic Compounds (“VOC”) and COVID-19 POCTs. This includes 51 issued and pending patents related to VOC technologies and 3 issued patents for COVID-19 POCT products. We expect our underlying intellectual property to enable us to expedite the commercialization of our medical device pipeline, beginning with Ainos-branded COVID-19 POCT product candidates.

Medtech Solutions

Our portfolio of medtech solutions is currently comprised of the following:

•	COVID-19 Antigen Rapid Test Kit and Ainos’ Cloud-based Test Management Apps. Our cloud-based test management platform is comprised of an antigen rapid test kit, a personal application, or app, and an enterprise app. We anticipate our management apps will allow individuals and organizations to seamlessly manage tests, trace infections, and share results. As the first commercialized COVID-19 product we sell, we currently market the Ainos COVID-19 antigen rapid test kit in Taiwan under emergency use authorization (“EUA”) issued by the Taiwan Federal and Drug Administration (“TFDA”) in 2021. We market the Ainos COVID-19 antigen rapid test kit under our brand name. The kit is manufactured by TCNT, our product co-developer. See “Part I, Item 1 - Strategic Investment and Business Development with Ainos KY”. We expect TCNT to apply for EUA authorization from the U.S. FDA (“FDA”) in mid-2022 and, if a EUA is issued by the FDA, we intend to market this product in the U.S.

•	COVID-19 Nucleic Acid Test. Our solution consists of a color-changing assay that is compatible with standard Polymerase Chain Reaction (“PCR”) machines and delivers test results within 40 minutes, faster than a typical PCR test turnaround time of a few hours to several days. In addition to our assay’s compatibility with existing PCR equipment, we will also offer portable, low-cost test equipment intended to help medical professionals quickly scale testing capacity. We will market the product under the Ainos brand name, and our co-developer TCNT will manufacture the product. See “Part I, Item 1 - Strategic Investment and Business Development with Ainos KY.” The product is currently under EUA review by the TFDA and we expect TCNT to submit for EUA review by the FDA in mid-2022.

•	VOC POCT – Ainos Flora. Our Ainos Flora device will perform a non-invasive test for female vaginal health and certain sexually transmitted diseases (“STDs”) including vaginitis, gonorrhea and trichomoniasis, within a few minutes. We expect Ainos Flora will provide convenient, discreet, rapid testing in a point-of-care setting which will allow women to self-test at home. We are conducting clinical trials in Taiwan and plan to seek TFDA approval for marketing in Taiwan and FDA 510(k) clearance for marketing in the U.S. in the second quarter of 2022.

•	VOC POCT – Ainos Pen. Our Ainos Pen device is a cloud-connected, multi-purpose, portable breath analyzer that is intended to monitor health conditions including oral, gastrointestinal, liver, and renal health within minutes. We expect consumers to be empowered to share their self-test results with their physicians through in-person and telehealth medical consultations. We intend to explore commercialization opportunities with third-party technology and manufacturing collaborators as a non-medical, consumer device in the second quarter of 2022.

•	VOC POCT – CHS430. The CHS430 device is intended to provide non-invasive testing for ventilator-associated pneumonia within 10 minutes, as compared to current standard of care invasive culture tests that typically take more than two days to provide results. We plan to be the exclusive sales agent for CHS430, pursuant to our Product Development Agreement with our co-developer, TCNT, who will manufacture the product. We intend to collaborate with TCNT to conduct clinical trials in Taiwan, after which we expect TCNT to submit applications for TFDA approval for marketing in Taiwan and FDA 510(k) clearance for marketing in the U.S. in 2023.

•	Very Low-Dose Oral Interferon Alpha (“VELDONA”). VELDONA is a low-dose oral interferon alpha (“IFN-α”) formulation based on our nearly four decades of research on IFN-α’s broad treatment applications. We recently initiated a strategic relationship with InnoPharmax, Inc. to jointly develop and market an orally administered cytotoxin-induced complementary combined therapy (“CICCT”) for the treatment of COVID-19 and other potential viral infections. We plan to initiate Phase 2/3 clinical trials for our CICCT treatment in the second quarter of 2022 in Taiwan. We also plan to advance our VELDONA development efforts for disease indications such as thrombocytopenia and Sjögren’s syndrome in 2023.

•	Synthetic RNA (“SRNA”). We are developing a SRNA technology platform in Taiwan. Our initial focus is to develop a potential COVID-19 mRNA vaccine platform using the full-length spike or the RBD gene sequence of the alpha and delta variants as reference sequences. We plan to continue developing these technologies with the goal of initiating clinical trials in Taiwan in 2023.

An integral part of our operating strategy is to create multiple revenue streams through commercializing our product portfolio and leveraging our intellectual property patents, including potentially out-licensing or forming strategic relationships to develop our medical devices, consumer healthcare products and low-dose interferon therapeutics.

In 2022, we are prioritizing the commercialization of our POCT devices, beginning with seeking EUA authorizations for the COVID-19 POCT product candidates and plans to commercialize our other POCT product candidates. As a general strategy, we plan to conduct clinical trials in Taiwan and use the data to apply for TFDA approval and FDA clearance via the 510(k) or comparable pathway. If our products are approved, we plan to work with third-party distributors to market our products in countries where we receive regulatory approval and to seek various business relationships with other medtech companies to market our products. At the same time, we plan to initiate clinical trials for the CICCT and SRNA programs over the course of this year.

Our ability to generate product revenue sufficient to achieve profitability will depend on further successful development and commercialization of one or more of our current or future product candidates and programs. We anticipate our POCT products candidates to potentially generate organic cash flows to support our business while we invest in our other pipeline projects. We expect to continue to incur significant expenses for the next few years as we advance our product candidates through preclinical development, clinical trials and regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution, and legal and regulatory compliance. We may also incur expenses in connection with strategic relationships for the development of additional product candidates. Furthermore, we expect to continue to incur costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

Until we can generate significant revenue from product sales, if ever, we expect to finance our operations with business revenues and proceeds from external sources. We may pursue additional funding that may include our entry into or expansion of borrowing arrangements; research and development incentive payments, government grants, co-financing from pharmaceutical companies and other corporate sources; and potential future collaboration agreements with pharmaceutical companies or other third parties. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization, potential in-licenses or acquisitions plans for one or more of our product candidates.

We are unable to predict the timing or amount of unexpected expenses or when or if we will be able to achieve or maintain profitability due to the numerous risks and uncertainties associated with product development and related legal regulatory requirements. When we are eventually able to generate additional product sales, those sales may not be sufficient to become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of December 31, 2021, we had available cash and cash equivalents of 1,751,499. We anticipate business revenues and further potential financial support from outside sources to fund our operations over the next twelve months. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect. See “Part II, Item 7 - Liquidity and Capital Resources” for additional information. To finance our continuing operations, we will need to raise additional capital, which cannot be assured.

Strategic Investment and Business Development with Ainos KY

In order to facilitate our diversification strategy through development and commercialization of an expanded base of product offerings we secured a strategic investor, Ainos KY. In December 2020, we entered into a Securities Purchase Agreement pursuant to which, on April 15, 2021, in exchange for 100,000,000 shares of our common stock, we acquired intellectual property assets from Ainos KY valued at approximately $20,000,000. Through this relationship, we have implemented several strategic initiatives over the past year to augment our product development pipeline and achieve a strengthened financial position. The foregoing description of the Securities Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which was filed with the SEC on December 30, 2020 as Exhibit 2.1 in our Form 8-K, is attached as Exhibit 10(i) to this Form 10-K, which is incorporated by this reference. A copy of our Form 8-K reporting the closing of the SPA transaction filed on April 21, 2021 with the SEC is attached hereto as Exhibit 10(ii) and is incorporated herein by this reference.

The following are highlights of recent major corporate milestones that we believe will serve as catalysts for us to develop and commercialize a multi-faceted product portfolio pipeline over the next several years:

•	On June 14, 2021, we became the master sales and marketing agent for the Ainos COVID-19 antigen rapid test kit and Ainos nucleic acid test kit under a Sales and Marketing Agreement by and between our Company and Ainos KY effective May 28, 2020 to May 27, 2025, respectively. Under the Agreement we are authorized to sell and market the products in Taiwan, designate third-party distributors, and are entitled to 60% profit share on net results of such sales after costs. The foregoing description of the Sales and Marketing Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is attached as Exhibit 10(iii) to this Form 10-K, which is incorporated by this reference. We generated $568,164 in revenue from sales of the Ainos COVID-19 antigen rapid test kit in Taiwan as of the end of 2021.

•	On November 18, 2021, Ainos KY agreed to increase its strategic investment to further bolster our POCT business through an Asset Purchase Agreement pursuant to which we acquired additional intellectual property and equipment assets valued at approximately $26,000,000 including technical know-how, medical device manufacturing, testing and office equipment in Taiwan and hired certain of Ainos KY’s R&D personnel. As payment for the assets, in January 2022, we issued to Ainos KY a non-interest bearing Convertible Note in the principal amount of $26,000,000. See “– Liquidity and Capital Resources” for additional information. The foregoing description of the Asset Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which was filed with the SEC on November 22, 2022 as Exhibit 2.1 in our Form 8-K, is attached as Exhibit 10(iv) to this Form 10-K, which is incorporated by this reference. A copy of our Form 8-K reporting the closing of the transaction filed on February 3, 2022 with the SEC is attached hereto as Exhibit 10(v) and is incorporated herein by this reference.

•	On December 7, 2021, we entered into a strategic relationship with InnoPharmax, Inc., a biopharmaceutical company focused on new oral drug formulations, to jointly develop and promote an orally administered CICCT for the treatment of COVID-19 and potentially other viral infections. The CICCT initiative leverages our interferon clinical data on influenza and integrates our interferon therapeutic platform, VELDONA, and InnoPharmax’s antiviral drug, GemOral. The foregoing description of the Oral Antiviral Therapy Development and Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is attached as Exhibit 10(vi) to this Form 10-K, which is incorporated by this reference. A copy of our Form 8-K reporting our agreement with InnoPharmax filed on December 8, 2021 with the SEC is attached hereto as Exhibit 10(vii) and is incorporated herein by this reference.

Impact of COVID-19 on Our Business

The COVID-19 pandemic presented us an opportunity to grow our business in 2021. We began selling and recording product revenue for Ainos COVID-19 antigen rapid test kits in June 2021 after TCNT obtained TFDA EUA in the same month. Between June and December 2021, we generated $568,164 of revenues from the Ainos COVID-19 antigen rapid test kit.

In 2021, substantially all of our operating revenue came from the sale of the Ainos COVID-19 antigen rapid test kits in Taiwan. COVID-19 infection rates have been well controlled in Taiwan. According to Taiwan Centers for Disease Control (“Taiwan CDC”), total cases in Taiwan were just 17,029 as of December 31, 2021. Over the same period, total cases in the U.S. were around 54,800,000. As a result, the total revenues we generated from our Ainos COVID-19 antigen rapid test kits were fewer than we had anticipated. We intend to broaden our market reach if TCNT successfully obtains regulatory clearance in the U.S. or other countries.

We believe affordable, easy-to-use, rapid COVID-19 testing will continue to be in demand at least in the short-term. We anticipate our management apps, when used with the Ainos antigen rapid test kit, will allow individuals and organizations to effectively manage tests, trace infections, and share results. We also anticipate the Ainos COVID-19 nucleic acid test can help medical professionals quickly scale testing capacity if the product receives regulatory clearance.

We are continuing to monitor the potential impact of the pandemic, but we cannot be certain the future impact on our business, financial condition, results of operations and prospects. Depending on developments relating to the pandemic, including the emergence of new variants, the pandemic may affect our ability to initiate and complete research studies, delay the initiation of our future research studies, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects.

Patents and Proprietary Rights

The Company has built an extensive patent portfolio of intellectual property consisting of patents related to VOC technologies, POCT products, and low-dose orally administered interferon that encompass method of use or treatment, and/or composition of matter and manufacturing. The Company presently owns a total of 62 patents, of which 43 are active patents and 19 are pending patent approval as more particularly described in Exhibit 99(i) attached hereto and incorporated by this reference.

There are no current patent litigation proceedings involving the Company.

Government Regulation

Regulation of Medical Devices in Taiwan

Our product candidates and operations are subject to the Taiwan Medical Devices Act and its implementation regulations (collectively the “Taiwan MDA”), which govern the development, design, pre-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution of medical devices. Under the Taiwan MDA, medical devices, depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to provide reasonable assurance of its safety and effectiveness, will be subject to differentiated level of review and examination of TFDA before marketing the device. Unless an exemption applies, each medical device requires either (a) an approval granted by TFDA or (b) a registration with TFDA before launching distribution or marketing in Taiwan. The latter is a simplified premarket review process applicable to some medical devices classified as “lower risk level” items listed in the TFDA announcement. Our product candidates are not on the list of “lower risk level” and the approval of TFDA will be required for us to launch distribution or marketing of such products in Taiwan.

Additionally, the TFDA may grant emergency use authorizations (“EUA”) to allow commercial distribution of medical devices intended to address the public health emergency during public emergencies. The TFDA needs to assess the potential effectiveness of such medical device on a case-by-case basis using a risk-benefit analysis and will require the submission of pre-clinical studies and clinical trials. The TFDA also may revise or revoke an issued EUA if the circumstances justifying such granting no longer exist, the criteria for its granting of EUA are no longer met, or other circumstances make a revision or revocation appropriate to protect the public health or safety. We were issued with a EUA from TFDA for distribution of our Ainos SARS-CoV-2 Antigen Rapid Test Kit on June 7, 2021.

Concerning the post-marketing regulatory requirements apply, a company engaging in medical devices business will be required to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the design and manufacturing process and report to FDA when the device it markets has or may have caused or contributed to a death or serious injury. The FDA also has broad discretion to take compliance and enforcement actions, such as requiring a safety surveillance report to be submitted regularly for review, ordering corrections, and conducting on-site inspection if it has any regulatory concerns. Failure to comply with applicable requirements under the MDA may subject a device and/or manufacturers, including us, to a variety of administrative sanctions, such as the TFDA’s refusal to approve pending premarket applications, mandatory product recalls, import detentions, business suspension or license/listing cancellation, administrative fines up to NT$50,000,000, product seizures and destruction, civil monetary penalties and/or criminal prosecution and criminal penalties up to NT$50,000,000. Any company engaging in medical devices business may be additionally subject to ten times the criminal fines for each violation made by its authorized representative and/or employees.

Personal Data Protection Laws in Taiwan

Under the Taiwan Personal Data Protection Act (“PDPA”), each individual or governmental or non-governmental agencies, including our affiliate in Taiwan, should be subject to certain requirements and restrictions for collecting, processing or using personal data. The definition of “personal data” is extended to cover a broad scope, including name, birthday, ID, special features, fingerprints, marriage status, family, education, occupation, medical records, medical history, genetic information, sex life, health examination report, criminal records, contact information, financial status, social activities, and any other data which is sufficient to directly or indirectly identify a specific person. Due to the nature of the use of medical devices, our operation and the operation of our partners might collect, process, or use the data pertaining to a person’s medical records and healthcare, genetics (collectively, sensitive data), which is subject to stricter scrutiny. Generally, we can only obtain such sensitive data when the person consents in writing or electronically. Furthermore, in September 2021, the TFDA published the draft bill of Regulations Governing Security Measures of the Personal Information File for the Business of Wholesale of Medical Devices and Retail Sale of Medical Apparatus authorized under the PDPA, which requires the medical devices wholesalers and retailers to adopt necessary data security/protection measures, and establish prevention and reporting mechanisms in relation to any data breach. The draft bill also empowers the TFDA to conduct regular inspections and audits. If we fail to comply with the PDPA, we may be subject to serious punishment for civil claims, criminal offenses and administrative liabilities: the ceiling of the aggregate compensation amount for damages payable in a single case will be up to NT$200,000,000 or the actual value of loss arising from our violation provided the amount of actual value of such loss is higher than NT$200,000,000; the defendant may be subject to an imprisonment of up to five years; and the penalty for administrative liabilities will be up to NT$500,000 for each violation, and may be imposed consecutively if such violation continues.

Regulation of Medical Devices in the United States

Our product candidates and operations are subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act of 1938 and its implementing regulations, collectively referred to as the FDCA, as well as other federal and state regulatory bodies in the United States. The laws and regulations govern, among other things, product design and development, pre-clinical and clinical testing, manufacturing, packaging, labeling, storage, record keeping and reporting, clearance or approval, marketing, distribution, promotion, import and export and post-marketing surveillance.

The FDA regulates the development, design, pre-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution of medical devices in the United States to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as FDA refusal to approve pending premarket applications, issuance of warning letters, mandatory product recalls, import detentions, civil monetary penalties, and/or judicial sanctions, such as product seizures, injunctions, and criminal prosecution.

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, approval of a premarket approval, or PMA, or grant of a de novo request for classification. During public emergencies, FDA also may grant emergency use authorizations to allow commercial distribution of devices intended to address the public health emergency. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to provide reasonable assurance of its safety and effectiveness.

Class I devices include those with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to the FDA’s “general controls” for medical devices. Some Class I or low risk devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.

Class II devices are moderate risk devices that require premarket review and clearance by the FDA through the 510(k) premarket notification process, though certain Class II devices are exempt from this premarket review process. Unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. If the FDA determines that the device, or its intended use, is not substantially equivalent to a legally marketed device, the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill more rigorous premarketing requirements.

Class III devices include devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices and devices deemed not substantially equivalent to a predicate device following a 510(k) submission. Submission and FDA approval of a PMA application is required before marketing of a Class III device. As with 510(k) submissions, unless an exemption applies, PMA submissions are subject to user fees.

Emergency Use Authorization

In emergency situations, such as a pandemic, the FDA has the authority to allow unapproved medical products or unapproved uses of cleared or approved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions caused by chemical, biological, radiological, or nuclear warfare threat agents when there are no adequate, approved, and available alternatives.

Under this authority, the FDA may issue an EUA for an unapproved device if the following four statutory criteria have been met: (1) a serious or life-threatening condition exists; (2) evidence of effectiveness of the device exists; (3) a risk-benefit analysis shows that the benefits of the product outweigh the risks; and (4) no other alternatives exist for diagnosing, preventing, or treating the disease or condition.

Once issued, an EUA will remain in effect and generally terminate on the earlier of (1) the determination by the Secretary of Health and Human Services that the public health emergency has ceased or (2) a change in the approval status of the product such that the authorized use(s) of the product are no longer unapproved. After the EUA is no longer valid, the product is no longer considered to be legally marketed and one of the FDA’s non-emergency premarket pathways would be necessary to resume or continue distribution of the subject product.

The FDA also may revise or revoke an EUA if the circumstances justifying its issuance no longer exist, the criteria for its issuance are no longer met, or other circumstances make a revision or revocation appropriate to protect the public health or safety.

On January 31, 2020, the Secretary of HHS issued a declaration of a public health emergency related to COVID-19. On February 4, 2020, HHS determined that COVID-19 represents a public health emergency that has a significant potential to affect national security or the health and security of U.S. citizens living abroad and, subsequently, declared on March 24, 2020, that circumstances exist to justify the authorization of emergency use of medical devices, including alternative products used as medical devices, during the COVID-19 pandemic, subject to the terms of any authorization as issued by the FDA. On February 29, 2020, the FDA issued an immediately in effect guidance with policy specific to development of in vitro point-of-care tests during the COVID-19 public health emergency. This guidance was updated on March 16, 2020, May 4, 2020 and May 11, 2020. We received an EUA from the FDA for the Ainos COVID-19 antigen rapid test kit on November 17, 2020.

510(k) Clearance Marketing Pathway

Our current products are class II and, but for the immediate ability to seek an EUA, would be subject to premarket notification and clearance under section 510(k) of the FDCA. To obtain 510(k) clearance for a medical device, an applicant must submit to the FDA a 510(k) submission demonstrating that the proposed device is “substantially equivalent” to a legally marketed device, known as a “predicate device.” A showing of substantial equivalence sometimes, but not always, requires clinical data. Once the 510(k) submission is accepted for review, by regulation, the FDA has 90 calendar days to review and issue a determination. As a practical matter, clearance may take and often takes longer. Upon review, the FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, the FDA collects user fees for certain medical device submissions and annual fees and for medical device establishments. For fiscal year 2020, the standard user fee for a 510(k) premarket notification application is $11,594.

Before the FDA will accept a 510(k) submission for substantive review, the FDA will first assess whether the submission satisfies a minimum threshold of acceptability. If the FDA determines that the 510(k) submission is incomplete, the FDA will issue a “Refuse to Accept” letter which generally outlines the information the FDA believes is necessary to permit a substantive review and to reach a determination regarding substantial equivalence. An applicant must submit the requested information within 180 days before the FDA will proceed with additional review of the submission.

If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, for example, due to a finding of a lack of a predicate device, that the device has a new intended use or different technological characteristics that raise different questions of safety or effectiveness when the device is compared to the cited predicate device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device. If the FDA determines that the information provided in a 510(k) submission is insufficient to demonstrate substantial equivalence to the predicate device, the FDA generally identifies the specific information that needs to be provided so that the FDA may complete its evaluation of substantial equivalence, and such information may be provided within the time allotted by the FDA or in a new 510(k) submission should the original 510(k) submission have been withdrawn.

After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) marketing clearance or, depending on the modification, PMA approval. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance. Many minor modifications today are accomplished by a “letter to file” in which the manufacturer documents the rationale for the change and why a new 510(k) submission is not required. However, the FDA may review such letters to file to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) marketing clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.

Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced forthcoming steps that the FDA intends to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. In May 2019, the FDA solicited public feedback on these proposals. The FDA requested public feedback on whether it should consider certain actions that might require new authority, such as whether to sunset certain older devices that were used as predicates under the 510(k) clearance pathway. These proposals have not yet been finalized or adopted, and the FDA may work with Congress to implement such proposals through legislation.

PMA Approval Pathway

A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process. The PMA must be supported by extensive data, including data from pre-clinical studies and clinical trials. Review may take anywhere from 180 days to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR.

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions, it may also condition PMA approval on some form of post-market surveillance. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

None of our test kits are currently approved under a PMA, nor are we currently seeking approval under a PMA for the Ainos COVID-19 antigen rapid test kit. However, we may in the future develop devices which will require the approval of a PMA.

De novo Classification

Medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they pose. To market low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, a manufacturer may request a de novo down-classification on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. In the event the FDA determines the data and information submitted demonstrate that general controls or general and special controls are adequate to provide reasonable assurance of safety and effectiveness, the FDA will grant the de novo request for classification. When the FDA grants a de novo request for classification, the device is granted marketing authorization and further can serve as a predicate for future devices of that type, through a 510(k) premarket notification.

We are not currently seeking a de novo classification for the Ainos COVID-19 antigen rapid test kit or any device in development.

Clinical Trials

Clinical trials are typically required to support a PMA, oftentimes for a de novo request for classification, and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. The clinical trials must be approved by, and conducted under the oversight of, an Institutional Review Board, or IRB, for each clinical site. If an IDE application is approved by the FDA and one or more IRBs, clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA.

If the device is considered a ”non-significant risk,” IDE submission to FDA is not required. Instead, only approval from the IRB overseeing the investigation at each clinical trial site is required. After a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons.

Post-market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•	Establishment registration and device listing with the FDA;
•	QSR requirements, which require manufacturers and contract manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the design and manufacturing process;
•	Labeling regulations and FDA prohibitions against the promotion of investigational products, or “off-label” uses of cleared or approved products;
•	Clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;

•	Medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•	Post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	customer notifications for repair, replacement, refunds;
•	recall, withdrawal, administrative detention, or seizure of our test kits;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusal of or delay in granting our requests for 510(k) clearance or PMA approval of new test kits or modified test kits;
•	withdrawing 510(k) clearance or PMA approvals that are already granted;
•	refusal to grant export approval for our test kits; or
•	criminal prosecution.

Health Insurance Portability and Accountability Act

We are subject to compliance with the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Healthcare Information Technology for Economic and Clinical Health Act of 2009, or HIPAA, among other things, established federal protection for the privacy and security of protected health information, or PHI. The HIPAA privacy regulations protect PHI by limiting its use and disclosure, giving patients the right to access certain information about them, and limiting most disclosures of PHI to the minimum amount necessary to accomplish an intended purpose. The HIPAA security standards require the adoption of administrative, physical, and technical safeguards and the adoption of written security policies and procedures.

In addition, various states, such as California and Massachusetts, have implemented similar privacy and security laws and regulations. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely, and new privacy and security laws in this area are evolving. Requirements of these laws and penalties for violations vary widely.

Failure to comply with HIPAA, Healthcare Information Technology for Economic and Clinical Health Act of 2009 or their implementing regulations, and similar state laws, may result in significant penalties, including civil, criminal and administrative penalties, fines, imprisonment and exclusion from participation in federal or state healthcare programs, and the curtailment or restructuring of our operations.

U.S. Federal, State and Foreign Fraud and Abuse Laws

The U.S. federal and state governments have enacted, and actively enforce, a number of laws to address fraud and abuse in federal healthcare programs. Our business is subject to compliance with these laws.

Anti-Kickback Statutes

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual, or the purchase, order, arrangement for, or recommendation of, items or services for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare or Medicaid. Many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of recipients for healthcare products or services reimbursed by any source, not only government healthcare programs, and may apply to payments made directly by the patient.

Government officials have focused their enforcement efforts on the marketing of healthcare services and products, among other activities, and recently have brought cases against companies, and certain individual sales, marketing and executive personnel, for allegedly offering unlawful inducements to potential or existing customers in an attempt to procure their business.

Federal False Claims Laws

The FCA prohibits any person or entity, among other things, to knowingly present, or cause to be presented, a false or fraudulent claim for payment of government funds and knowingly making, using or causing to be made or used, a false record or statement to get a false claim paid or to avoid, decrease or conceal an obligation to pay money to the federal government. The qui tam provisions of the FCA allow a private individual to bring actions on behalf of the federal government alleging that the defendant has violated the FCA and to share in any monetary recovery. In addition, various states have enacted false claims laws analogous to the FCA, and many of these state laws apply where a claim is submitted to any third-party payor and not only a federal healthcare program.

Violations of the FCA may result in treble damages and significant mandatory penalties, civil monetary penalties, and violators may be subject to exclusion from participation in federal healthcare programs such as Medicare and Medicaid. Many medical device manufacturers and healthcare companies have reached substantial financial settlements with the federal government for a variety of alleged improper activities and have entered into corporate integrity agreements with OIG, under which the companies undertake certain compliance, certification and reporting obligations, to avoid exclusion from federal health care program.

Our activities, including those relating to the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our test kits (once approved) and the sale and marketing of our test kits (once approved), may be subject to scrutiny under the federal Anti-Kickback Statute and the FCA. We are also subject to other criminal federal laws that prohibit making false or fictitious claims and false statements to the federal government.

HIPAA Fraud Statute

HIPAA, among other things, imposes criminal liability for knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

Open Payments

The federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, medical devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to payments and other “transfers of value” to physicians, and teaching hospitals, and requires applicable manufacturers to report annually ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report information and transfers of value provided (beginning in 2021) to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. Failure to submit timely, accurate and complete reports may result in substantial monetary penalties. We are subject to the Open Payments Program and the information we disclose may lead to greater scrutiny, which may result in modifications to established practices and additional costs. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals.

Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act of 1977, or FCPA, prohibits any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring them to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, if any, and to devise and maintain an adequate system of internal accounting controls for international operations.

U.S. Health Reform

Changes in healthcare policy could increase our costs, decrease our revenue and impact sales of and reimbursement for our current and future products once approved. The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our test kits profitably once approved. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our test kits once approved. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our test kits once approved.

The implementation of the Affordable Care Act in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. The CARES Act and other COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We believe that there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to reduce costs and potentially affect individual healthcare benefits. Certain of these changes could impose additional limitations on the rates we will be able to charge for our current and future products or the amounts of reimbursement available for our current and future products from governmental agencies or third-party payors.

Employees

As of December 31, 2021, we had 34 full-time employees and 1 part-time employee. Of these 17 employees, a majority of our employees, are dedicated to research and development. Our employees are primarily located in Taiwan with some of our employees located in California. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have good relations with our employees. We plan to continue expand our manpower in research development, sales and marketing, and general operation to support our business programs.

Executive Officers

Chun-Hsien Tsai. Mr. Tsai has served as our Chairman of the Board of Directors, President, Chief Executive Officer, and as a director since April 15, 2021. From April 15, 2021 until August 11, 2021, he also served as Chief Financial Officer. He concurrently serves as the CEO and Chairman of the Board of Directors of Ainos KY, as the Chairman of the Board of Directors of Taiwan Carbon Nano Technology Co., and as the Chief Executive Officer and director of AI Nose Corporation. Mr. Tsai has served as Chairman and CEO of Taiwan Carbon Nano Technology since July 2018, as a director and President of Ainos KY since October 2017, and in each of his other roles since 2012. In his capacity as the Chief Executive Officer of Taiwan Carbon Nano Technology Co., Mr. Tsai oversaw the completion of the world’s first carbon nanotube reactor. Mr. Tsai also currently serves as a member of the Taiwan Energy Storage Alliance and a member of the China Alternative Energy Association. Mr. Tsai owns more than 150 patents. Mr. Chun-Hsien Tsai is the brother of Mr. Chung-Yi Tsai and Mr. Chun-Jung Tsai. He is also the husband of Ms. Ting-Chuan Lee.

Hui-Lan Wu. Ms. Wu has served as our Chief Financial Officer since August 11, 2021. She has nearly 30 years of accounting, audit and management consulting experience. Before joining Ainos, Ms. Wu was a partner at KPMG Taiwan where she provided audit services to private and public companies in the technology, medical and chemical material sectors. She has mentored startup companies at the Center of Industry Accelerator and Patent Strategy at the National Yang Ming Chiao Tung University, and iLab Accelerator in Taiwan. Ms. Wu has devoted herself to promote impact investing in Taiwan. She received her Executive MBA from National Yang Ming Chiao Tung University and is a Certified Public Accountant in Taiwan and China.

Lawrence K. Lin. Mr. Lin has served as Executive Vice President of Operations since August 1, 2021. Prior to his appointment, Mr. Lin served as Executive Advisor to the previous CEO and chairman of the Company and provided executive management consulting for Aquahelio Resources LLC, an unaffiliated company. Mr. Lin brings more than 30 years of global cross-border strategic management consulting and financial investment experience at leading institutional corporates, such as Andersen Consulting, Salomon Smith Barney, and Credit Suisse First Boston. Mr. Lin has managed investment assets across several geographical locations, including the U.S., China and Taiwan, and advised on many private capital and structured public equity transactions for issuers in real estate, healthcare and consumer sectors. He spent nearly 15 years as an entrepreneur managing an independent Shanghai-based advisory and merchant banking practice where he completed numerous corporate acquisition and investment financing advisory mandates. Mr. Lin has a dual MBA in Finance & International Business from New York University- Stern School of Business.

Consultants

From time to time, the Company engages consultants as needed for specific areas of responsibility. Presently, the Company has engaged the following consultants: John Junyong Lee, Esq. - Chief Legal Counsel & Corporate Secretary, Dr. Stephen T. Chen – Pharmaceutical Development Consultant, Dr. Manfred Beilharz – Clinical Studies Advisor and Ms. Chien-Hsuan Huang – Product Development Consultant.

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

Risks Related to Our Business and Strategy

Risks related to our limited operating history, financial position, and need for additional capital

Risks related to our limited operating history, financial position, and need for additional capital

We have a history of operating losses that are expected to continue for the foreseeable future, and we are unable to predict the extent of future losses, or whether we will generate significant revenues or achieve or sustain profitability.

We are focused on product development and have generated minimal revenue to date. Additionally, we expect to continue to incur operating losses until we are able to commercialize or license our products. These operating losses have adversely affected and are likely to continue to adversely affect our working capital, total assets and stockholders’ deficit. We have generated operating losses of $3,867,426 and $1,440,435 in the twelve months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had net operating carryforwards of approximately $20,747,517 for federal income tax purposes expiring in 2022 through 2041. We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

We believe that our cash on hand, along with the anticipated net proceeds from products and additional financing, will enable us to fund our operations over the medium term based on our current plan. We are dependent on obtaining, and are continuing to pursue, necessary funding from outside sources, including obtaining additional funding from the issuance of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. The successful commercialization of any of our products will require us to perform a variety of functions, including:

•	continuing to undertake preclinical and clinical development;
•	engaging in the development of product candidate formulations and manufacturing processes;
•	interacting with the applicable regulatory authorities and pursuing other required steps for regulatory approval;

•	engaging with payors and other pricing and reimbursement authorities;
•	submitting marketing applications to and receiving approval from the applicable regulatory authorities; and
•	manufacturing the applicable products and product candidates in accordance with regulatory requirements and, if ultimately approved, conducting sales and marketing activities in accordance with health care, Taiwan Food and Drug Administration, or TFDA, U.S. Food and Drug Administration, or FDA, and similar foreign regulatory authority laws and regulations.

Our revenue for at least the near term will almost exclusively depend on sales of the Ainos COVID-19 test kits until we can develop, obtain regulatory clearance or other appropriate authorization for, and commercialize additional product candidates.

We expect that sales of the Ainos COVID-19 antigen rapid test kits will account for majority of our revenue until at least such time as we can commercialize additional tests or other products. As a result, our ability to execute our growth strategy and become profitable in the near term will depend upon consumer adoption of the Ainos COVID-19 test kits. We currently have a very small number of customers for the Ainos COVID-19 antigen rapid test kits in Taiwan. We may not be able to successfully acquire new customers in a timely manner or at all. If we are unable to expand our customer base, we may not be able to increase our revenue. Adoption and use of the Ainos COVID-19 antigen rapid test kits will depend on several factors, including, but not limited to the accuracy, affordability and ease of use of our product as compared to other products and products that compete with the Ainos COVID-19 antigen rapid test kits.

Because we expect virtually all of our revenue for at least the near term to be generated from sales of the Ainos COVID-19 antigen rapid test kits in Taiwan, the failure of the Ainos COVID-19 antigen rapid test kits to gain market acceptance or retain regulatory authorization under our EUA in Taiwan may have a material adverse effect on our business, operating results and financial condition.

We have generated very little revenue from product sales and may never become profitable.

Our ability to generate product sales and achieve profitability depends on our ability, alone or with collaborative partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our current and future product candidates. Our product candidates will require additional clinical, manufacturing, and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we generate significant product sales.

We cannot assure you that we will meet our timelines for our development programs, which may be delayed or not completed for a number of reasons. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’, ability to successfully:

•	complete research and obtain favorable results from preclinical and clinical development of our current and future product candidates, including addressing any clinical holds that may be placed on our development activities by regulatory authorities;
•	seek and obtain regulatory and marketing approvals for any of our product candidates for which we complete clinical trials, as well as their manufacturing facilities;
•	launch and commercialize any of our product candidates for which we obtain regulatory and marketing approval by establishing a sales force, marketing, and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
•	qualify for coverage and establish adequate reimbursement by government and third-party payors for any of our product candidates for which we obtain regulatory and marketing approval;
•	develop, maintain, and enhance a sustainable, scalable, reproducible, and transferable manufacturing process for the product candidates we may develop;
•	establish and maintain supply and manufacturing capabilities or capacities internally or with third parties that can provide adequate, in both amount and quality, products, and services to support clinical development and the market demand for any of our product candidates for which we obtain regulatory and marketing approval;
•	obtain market acceptance of current or any future product candidates and effectively compete to establish market share;
•	maintain a continued acceptable safety and efficacy profile of our product candidates following launch;
•	address competing technological and market developments;
•	implement internal systems and infrastructure, as needed;

•	negotiate favorable terms in any collaboration, licensing, or other arrangements into which we may enter and performing our obligations in such collaborations;
•	maintain, protect, enforce, defend, and expand our portfolio of intellectual property rights, including patents, trade secrets, and know-how;
•	avoid and defend against third-party interference, infringement, and other intellectual property claims; and
•	attract, hire, and retain qualified personnel.

Even if one or more of our current and future product candidates are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond our expectations if we are required by the TFDA, the FDA or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. If we are required to conduct additional clinical trials or other testing of our product candidates that we develop beyond those that we currently expect, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive, or if there are safety concerns, we may be delayed in obtaining marketing approval for our product candidates, not obtain marketing approval at all, or obtain more limited approvals. Even if we are able to generate revenues from the sale of any approved product candidates, we may not become profitable and may need to obtain additional funding to continue operations.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the Company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our Company also could cause you to lose all or part of your investment.

Our business, operations and clinical development plans and timelines and supply chain could be adversely affected by the effects of epidemics, including the ongoing COVID-19 pandemic.

Our business could be adversely affected by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, contract research organizations and other third parties upon whom we rely. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Many geographic regions have imposed, or in the future may impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19. These measures may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

We are dependent on a worldwide supply chain for products to be used in our clinical trials and, if approved by the regulatory authorities, for commercialization. Quarantines, shelter-in-place and similar government orders, or the expectation that such orders, shutdowns or other restrictions could occur, whether related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which could disrupt our supply chain. For example, any manufacturing supply interruption of any product candidate could adversely affect our ability to conduct ongoing and future clinical trials of such product candidate. In addition, closures of transportation carriers and modal hubs could materially impact our clinical development and any future commercialization timelines.

If our relationships with our suppliers or other vendors are terminated or scaled back as a result of the COVID-19 pandemic or other health epidemics, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Switching or adding additional suppliers or vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new supplier or vendor commences work. As a result, delays could generally occur, which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. See “Risks Related to Our Dependence on Third Parties.”

In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic and public health measures imposed by the respective national governments of countries in which the clinical sites are located. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city or state governments could adversely impact our clinical trial operations.

We are continuing to monitor the potential impact of the pandemic, but we cannot be certain the future impact on our business, financial condition, results of operations and prospects. Depending on developments relating to the pandemic, including the emergence of new variants, the pandemic may affect our ability to initiate and complete research studies, delay the initiation of our future research studies, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects.

The global pandemic of COVID-19 continues to evolve rapidly. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

We need to raise additional capital to operate our business. If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development.

We are a company primarily focused on product development and have generated little product revenues to date. Until, and if, we receive approval from the TFDA, FDA and other regulatory authorities for our product candidates, we cannot sell our products and will not have product revenues. We had cash and cash equivalents of approximately $1,751,499 as of December 31, 2021, and we will need to continue to seek capital from time to time to continue to capitalize the development and commercialization of our product candidates and to acquire and develop other product candidates. Our actual capital requirements will depend on many factors. For instance, our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment or a change in COVID-19 treatment modalities. If we experience unanticipated cash requirements, we may need to seek additional sources of financing, which may not be available on favorable terms, if at all.

However, we may not be able to secure funding when we need it or on favorable terms. If we cannot raise adequate funds to satisfy our capital requirements, we will have to delay, scale-back or eliminate our research and development activities, clinical studies or future operations, we may be unable to complete planned nonclinical studies and clinical trials or obtain approval of our product candidates from the TFDA and FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and attractive business opportunities, reduce overhead, or discontinue operations. We may also be required to obtain funds through arrangements with collaborators, which arrangements may require us to relinquish rights to certain technologies or products that we otherwise would not consider relinquishing, including rights to future product candidates or certain major geographic markets. We may further have to license our technology to others. This could result in sharing revenues which we might otherwise retain for ourselves. Any of these actions may harm our business, financial condition and results of operations.

The amount of capital we may need depends on many factors, including the progress, timing and scope of our product development programs; the progress, timing and scope of our nonclinical studies and clinical trials; the time and cost necessary to obtain regulatory approvals; the time and cost necessary to further develop manufacturing processes and arrange for contract manufacturing; our ability to enter into and maintain collaborative, licensing and other commercial relationships; and our partners’ commitment of time and resources to the development and commercialization of our products.

We may be unable to access the capital markets and even if we can raise additional funding, we may be required to do so on terms that are dilutive to you.

The capital markets have been unpredictable in the recent past for unprofitable companies such as ours. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control. As a result, we cannot assure you that we will be able to secure financing on terms attractive to us, or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, results of operations, financial condition and our continued viability will be materially adversely affected.

Our operating results may fluctuate significantly, which will make our future results difficult to predict and could cause our results to fall below expectations.

Our quarterly and annual operating results may fluctuate significantly, which will make it difficult for us to predict our future results. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

•	the timing and cost of, and level of investment in, research, development and commercialization activities, which may change from time to time;
•	the timing and status of enrollment for our clinical trials;
•	the timing of regulatory approvals, if any, in the United States and internationally;
•	the timing of expanding our operational, financial and management systems and personnel, including personnel to support our clinical development, quality control, manufacturing and commercialization efforts and our operations as a public company;
•	the cost of manufacturing, as well as building out our supply chain, which may vary depending on the quantity produced, and the terms of any agreements we enter into with third-party suppliers;
•	the timing and amount of any milestone, royalty or other payments due under any current or future collaboration or license agreement;
•	coverage and reimbursement policies with respect to any future approved products, and potential future drugs that compete with our products;
•	the timing and cost to establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with current or future collaborators;
•	expenditures that we may incur to acquire, develop or commercialize additional products and technologies;
•	the level of demand for any future approved products, which may vary significantly over time;
•	future accounting pronouncements or changes in accounting principles or our accounting policies; and
•	the timing and success or failure of nonclinical studies and clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or collaboration partners.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

Risks related to product development and regulatory process

We are early in our development efforts of some of our product candidates, and our business is dependent on the successful development of our current and future product candidates. If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.

Our product candidates are in different stages of clinical development. Our current and future product candidates may never achieve expected levels of efficacy or an acceptable safety profile. Our use of clinically validated targets to pursue treatments does not guarantee efficacy or safety or necessarily reduce the risk that our current or future product candidates will not achieve expected levels of efficacy or an acceptable safety profile.

The success of our business, including our ability to finance our Company and generate revenue from products in the future will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. Our current product candidates, and any future product candidates we develop, will require additional nonclinical and clinical development, management of clinical, nonclinical and manufacturing activities, marketing approval in the United States and other markets, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales.

As a company, we have limited experience in preparing, submitting and prosecuting regulatory filings. If we do not receive regulatory approvals for current or future product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a product candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights, as well as the availability of competitive products, third-party reimbursement and adoption by physicians.

We plan to seek regulatory approval to commercialize our product candidates both in the United States and in select foreign countries. While the scope of regulatory approval in other countries is generally similar to that in the United States, in order to obtain separate regulatory approval in other countries we must comply with numerous and varying regulatory requirements of such countries. We may be required to expend significant resources to obtain regulatory approval and to comply with ongoing regulations in these jurisdictions.

The success of our current and future product candidates will depend on many factors, which may include the following:

•	sufficiency of our financial and other resources to complete the necessary nonclinical studies and clinical trials, and our ability to raise any additional required capital on acceptable terms, or at all;
•	the timely and successful completion of our nonclinical studies and clinical trials for which the TFDA, FDA, or any comparable foreign regulatory authority, agree with the design, endpoints, or implementation ;
•	receipt of regulatory approvals or authorizations to conduct future clinical trials or other studies beyond those planned to support approval of our product candidates;
•	successful enrollment and completion of clinical trials;
•	successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidates in the intended populations;
•	timely receipt and maintenance of marketing approvals from applicable regulatory authorities;
•	establishing, scaling up and scaling out, either alone or with third-party manufacturers, cGMP compliant manufacturing capabilities of clinical supply for our clinical trials and commercial manufacturing (including licensure), if any of our product candidates are approved;
•	entry into collaborations to further the development of our product candidates in select indications or geographies;
•	obtaining and maintaining regulatory exclusivity for our product candidates as well as establishing competitive positioning amongst other therapies; and
•	successfully launching commercial sales of our product candidates and obtaining and maintaining healthcare coverage and reimbursement from third party payors, if approved.

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully obtain regulatory approval of or commercialize the product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for our current or future product candidates, we may not be able to continue our operations. Even if regulatory approvals are obtained, we may never be able to successfully commercialize any products. Accordingly, we cannot provide assurances that we will be able to generate sufficient revenue through the sale of products to continue our business.

If the FDA or other regulatory bodies revoke or terminate our Emergence Use Authorization (“EUA”) or other regulatory authorizations for Ainos COVID-19 test kits, we will be required to stop commercialization of COVID-19 test kits unless we, or our manufacturing collaborators, can obtain 510(k) or other clearance or approval for our COVID-19 test and its currently authorized uses.

Taiwan Carbon Nano Technology (“TCNT”), our manufacturing collaborator and our affiliate company, intend to submit EUAs to the FDA for Ainos COVID-19 test kits. We cannot predict if TCNT’s submission will be approved or, if approved, how long either of the EUAs will remain in effect, and TCNT may not receive advance notice from the TFDA or FDA regarding revocation of either or both of our EUAs. If EUAs are terminated or TCNT’s submissions are not accepted, we will be required to cease commercialization of Ainos COVID-19 test kits in the United States, unless and until TCNT has obtained marketing authorization from the FDA through another regulatory pathway, possibly requiring us to obtain a 510(k) or other marketing authorization from the FDA for the Ainos COVID-19 test kits. Changing policies and regulatory requirements could limit, delay or prevent further commercialization of Ainos COVID-19 test kits and could materially adversely impact our business, financial condition, results of operations and future prospects.

Clinical product development involves a lengthy and expensive process, with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current and future product candidates, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our business, financial condition, results of operations and prospects.

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate that our products are safe and effective in humans. Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. We may experience delays in completing current and future clinical trials. We may also experience numerous unforeseen events prior to, during, or as a result of our nonclinical studies or clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

•	regulators, Institutional Review Boards (“IRBs”) or ethics committees may not authorize us to conduct the clinical study;

•	we may experience delays due to challenges with third-party contractors and contract research organizations (“CROs”), including negotiating agreement terms, compliance with regulatory requirements, compliance with clinical trial protocols;
•	it may be difficult to enroll a sufficient number of suitable patients, or enrollment may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•	the supply or quality of materials for product candidates we develop or other materials necessary to conduct clinical trials may be insufficient or inadequate; and
•	we may experience disruptions by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including the current COVID-19 pandemic and future outbreaks of the disease.

We could encounter delays if a current or future clinical trial is suspended or terminated by us, by the TFDA, FDA or other regulatory authorities and/or review boards. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the TFDA, FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates.

If we experience termination or delays in the completion of any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates may be delayed. In addition, any delays in completing our clinical trials will likely increase our costs, slow down our product candidate development and approval process and impact our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do, shorten any periods during which we may have the exclusive right to commercialize our product candidates, impair our ability to commercialize our product candidates and harm our business and results of operations.

Any of these occurrences may harm our business, financial condition and prospects significantly. Delays in clinical product development present material uncertainty and risk with respect to our clinical trials, business, and financial condition.

We and our collaboration partners have conducted and intend to conduct clinical trials for selected product candidates at sites outside the United States, and for any of our product candidates for which we seek approval in the United States, the FDA may not accept data from trials conducted in such locations or may require additional U.S.-based trials.

We and our collaboration partners have conducted and plan to continue to conduct, clinical trials outside the United States, particularly in Taiwan. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any clinical trials that we or our collaboration partners conduct outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay or permanently halt our ability to develop and market these or other product candidates in the United States. In other jurisdictions, for instance, in Taiwan, there is a similar risk regarding the acceptability of clinical trial data conducted outside of that jurisdiction.

Our long-term prospects depend in part upon discovering, developing and commercializing additional products, including POCT testing devices, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates, including POCT testing devices, beyond those we currently have in development. The success of a product candidate is unknown and initial product development success may not result in a viable commercial product. The product development process may require changes in manufacturing methods and formulation/design or additional validation testing. We may also make changes as we work to optimize our manufacturing processes, but we cannot be sure that even minor changes in our processes will result in products that are safe and effective or that will be approved for commercial sale. If a product candidate fails to develop as expected, or we experience additional and/or unforeseen development costs and/or delays, we could face additional costs and/or loss of expected future revenue, which would adversely affect our current financial position and future prospects may be adversely affected.

Even if we complete the necessary nonclinical studies and clinical trials, the marketing approval process is expensive, time consuming and uncertain, which may prevent us or any of our future collaboration partners from obtaining approvals for the commercialization of our current product candidates and any other product candidate we develop.

Any current or future product candidates, including medical device products, we may develop and the activities associated with their development and commercialization, including their design, testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in Taiwan and other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. It is possible that some of our current or future product candidates will not obtain regulatory approval in the jurisdiction we are targeting. We have limited experience in filing and supporting the applications necessary to gain marketing approvals, but we expect to rely on third-party CROs or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive applications to the various regulatory authorities. Product candidates we develop may not be effective or may prove to have adverse characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, in Taiwan, the United States and other jurisdictions, is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical or other studies. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments. If we experience delays in obtaining marketing approval or if we fail to obtain marketing approval of any current or future product candidates we may develop, the commercial prospects for those product candidates may be harmed, and our ability to generate revenues will be materially impaired.

Even if a current or future product candidate, including medical device products, receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any current or future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community, or such participants may prefer existing treatment options. If the product candidates we develop, including medical device products, do not achieve an adequate level of market acceptance, we may not generate expected levels of revenues associated with such products, which may prevent those products from becoming profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative tools;
•	the ability to offer our products, if approved, for sale at competitive prices;
•	convenience and ease of use;
•	the willingness of the target market to adopt new technologies; and
•	the strength of marketing and distribution support.

The total addressable market opportunity for our current and future products may be much smaller than we estimate.

Our estimates of the total addressable market for our product candidates are based on internal and third-party estimates as well as a number of significant assumptions. Market opportunity estimates and growth forecasts included in this report are subject to significant uncertainty and are based on assumptions and estimates. These estimates, which have been derived from a variety of sources, including market research and our own internal estimates, may prove to be incorrect. Further, the continued development of, and approval or authorizations for, vaccines and therapeutic treatments may affect these market opportunity estimates. Our market opportunity may also be limited by new POCT tests or other products that enter the market. If any of our estimates prove to be inaccurate, the market opportunity for platform and products could be significantly less than we estimate. If this turns out to be the case, our potential for growth may be limited and our business and future prospects may be materially adversely affected.

We may not obtain approval for our product candidates in any jurisdictions.

Approval of a product candidate in one jurisdiction by a regulatory authority, such as the TFDA or FDA, does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions. Commercialization of our product candidates will be subject to the regulatory requirements governing marketing authorization in the jurisdiction in which they are sold.

Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in Taiwan and the United States, including additional nonclinical studies or clinical trials. In many countries outside Taiwan and United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any product candidates, if approved, is also subject to approval. For example, obtaining approval for our product candidates in the European Union (the EU) from the European Commission following the opinion of the EMA, would be a lengthy and expensive process. The EMA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Approval of certain product candidates outside of Taiwan and the United States, particularly those that target diseases that are more prevalent outside of the United States, will be particularly important to the commercial success of such product candidates. Obtaining regulatory approvals in various jurisdictions and complying with the regulatory requirements of multiple jurisdictions could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product candidate. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. Our ability to successfully commercialize any product candidates, whether as a single agent or in combination, will also depend in part on the extent to which coverage and reimbursement for these product candidates and related treatments is available from government authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, and establish reimbursement levels. It is difficult to predict at this time what government authorities and third-party payors may decide with respect to coverage and reimbursement for our programs (if approved).

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities, particularly in the European Union, and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products and requiring substitutions of generic products and/or biosimilars. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any approved products.

We face an inherent risk of product liability as a result of the clinical testing of product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product candidate we develop is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of any approved products. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for any approved product;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	initiation of investigations by regulators;
•	costs to defend litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary payments to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	exhaustion of any available insurance and our capital resources;
•	adverse effects to our results of operations and business;
•	the inability to commercialize any product candidate; and
•	a decline in our share price.

Our inability to obtain sufficient product liability insurance at an acceptable cost or at all to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with collaboration partners.

Additionally, insurance coverage is increasingly expensive. We may not be able to maintain insurance, including product liability insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise, if at all, that could have an adverse effect on our business and financial condition. Our product liability insurance policy contains various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Similar challenges to obtaining coverage and reimbursement will apply to companion POCTs that we or our collaborators may develop. Even if our agreements with current or future collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Our employees, independent contractors, principal investigators, consultants, commercial partners, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other misconduct. We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, agents, contractors, or collaborators that would violate the laws or regulations of the jurisdictions in which we operate, including, without limitation, employment, foreign corrupt practices, trade restrictions and sanctions, environmental, competition, and patient privacy and other privacy laws and regulations. Misconduct by employees could include failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us, or similar requirements and laws of regulatory authorities in other jurisdictions. In particular, sales, marketing, and business arrangements in the healthcare industry in the US and other jurisdictions are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, labeling, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations and prospects, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, individual imprisonment, disgorgement of profits, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of noncompliance with the law, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and pursue our strategy.

Any disruption in our research and development facility could adversely affect our business, financial condition and results of operations.

Our facility may be affected by natural or man-made disasters. We are vulnerable to damage from other types of disasters, including power loss, attacks from extremist organizations, fires, floods, and similar events. If our facilities are affected by a natural or man-made disaster, we may be forced to curtail our operations and/or rely on third-parties to perform some or all of our research and development activities. Although we believe we possess adequate insurance in light of our current operations, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In the future, we may choose to expand our operations in either our existing facilities or in new facilities.

Our business and operations would be adversely affected in the event that our computer systems or those of our partners, contract research organizations, contractors, consultants or other third parties we work with were to suffer system failures, cyber-attacks, loss of data or other security incidents.

Despite the implementation of security measures, our computer systems, as well as those of our partners, contract research organizations, contractors, consultants, law and accounting firms and other third parties we work with, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, ransomware attacks, denial-of-service attacks, cybercriminals, natural disasters, terrorism, war and telecommunication and electrical failures. We rely on our partners and third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. The risks of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber-terrorists, have increased significantly and are becoming increasingly difficult to detect.

If a failure, accident or security breach were to occur and cause interruptions in our operations, or the operations of our partners or third-party providers, it could result in a misappropriation of confidential information, including our intellectual property or financial information or clinical trial participant personal data, a material disruption or delay in our drug development programs, and/or significant monetary losses. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials, or chemistry, manufacturing and controls data for our product candidates could result in delays in regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any such breach, loss or compromise of clinical trial participant personal data may also subject us to civil fines and penalties under the privacy laws of the European Union or other countries as well as state and federal privacy laws in the United States.

Risks related to reliance on third parties

We rely substantially on Taiwan Carbon Nano Technology (“TCNT”), an affiliate of our Company, to co-develop products.

We rely substantially, and intend to continue to rely substantially on, TNCT to co-develop pharmaceutical, medical and preventive medicine related products for which we are designated as TCNT’s exclusive sales agent. Our Product Development Agreement (“TCNT Agreement”) with TCNT is effective until mid-2026.

Any termination or loss of rights under the TCNT Agreement would harm our ability to commercialize, sell and distribute product candidates, which in turn would have a material adverse effect on our business, operating results and prospects. If we were to lose our rights under the TCNT Agreement, we believe it would be difficult for us to find an alternative development partner. In addition, to the extent TCNT or the alternative manufacturer has not secured applicable regulatory approvals, we would have to expend significant resources to obtain regulatory approvals that may never be obtained or require several years to obtain, which could significantly delay commercialization. We may be unable to raise additional capital to fund our operations during this extended time on terms acceptable to us or at all. In addition, if we were to commercialize product candidates and later experience manufacturing delays as a result of a dispute with TCNT or otherwise, the supply of our products could be harmed.

In addition, the manufacture of medical devices and pharmaceutical products are complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. It may be difficult to predict the cost of manufacturing our products. TCNT may not be able to manufacture our products at expected prices. There may also be unforeseen occurrences that increase our costs, such as increased prices of the components of our products, changes to labor costs or less favorable terms with third-party suppliers or contract manufacturing partners.

In addition, quarantines, shelter-in-place and similar government orders related to COVID-19 or other infectious diseases, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, could impact personnel at TCNT’s facilities. Further, TCNT may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If TCNT were to encounter any of these difficulties, or otherwise fail to comply with its contractual obligations, our ability to commercialize our products would be jeopardized.

We currently have limited marketing capabilities. If we are unable to expand sales and marketing capabilities on our own or through third parties, or are delayed in establishing these capabilities, we will be unable to successfully commercialize our product candidates, if approved, or generate product revenue.

We currently have limited marketing capabilities. To commercialize our product candidates, if approved, in the United States and other jurisdictions we seek to enter, we must expand our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing, distribution and pricing/reimbursement/access capabilities would impact adversely the commercialization of these products.

To commercialize our products, we also intend to leverage the commercial infrastructure of our preferred distributor in Japan and non-exclusive global distributor, Inabata, which will provide us with resources and expertise in certain areas that are greater than we could initially build ourselves. We may choose to collaborate with additional third parties in various countries that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates, especially in other countries where we currently do not have a foreign legal presence. The inability to commercialize successfully our product candidates, either on our own or through collaborations with one or more third parties, would harm our business, financial condition, operating results and prospects.

Our employees, independent contractors, consultants, commercial or strategic partners, principal investigators or CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, independent contractors, consultants, commercial partners, principal investigators, contract manufacturing organizations or CROs could include intentional, reckless, negligent, or unintentional failures to comply with TFDA or FDA regulations, comply with applicable fraud and abuse laws, provide accurate information to the TFDA or FDA, properly calculate pricing information required by federal programs, report financial information or data accurately or disclose unauthorized activities to us. This misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter this type of misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Moreover, it is possible for a whistleblower to pursue a False Claims Act case against us even if the government considers the claim unmeritorious and declines to intervene, which could require us to incur costs defending against such a claim. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations, stock price and prospects, including the imposition of significant fines or other sanctions.

We may form or seek strategic partnerships in the future, and we may not realize the benefits of such alliances or licensing arrangements.

From time to time, we may form or seek strategic partnerships, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any such relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. These relationships also may result in a delay in the development of our product candidates if we become dependent upon the other party and such other party does not prioritize the development of our product candidates relative to its other development activities. Additionally, any joint ventures, collaborations, or licensing arrangements would be subject to the same product candidate development and compliance risks and obligations as we would be if we were to develop the product candidate on our own. Should any third party with which we enter into any of these arrangements not comply with the applicable regulatory requirements, we or they may be subject to regulatory enforcement action and we or they may be delayed or prevented from obtaining marketing approval for the applicable product candidate.

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangement for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort, and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If we license products or acquire businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. Any licensed products or acquired businesses may also subject us to the risk of regulatory enforcement should the product or business not be compliant with applicable regulatory requirements. We cannot be certain that, following a strategic transaction or licensing arrangement, we will achieve the revenue or specific net income that justifies such a transaction.

Risks related to intellectual property, patents, and data privacy

Intellectual property rights vary across foreign jurisdictions, and we may not be able to protect our intellectual property rights throughout the world.

We cannot assure you that any intellectual property rights that we currently have or may receive can be successfully asserted in the future or that they will not be invalidated, circumvented or challenged. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the United States. Our means of protecting any proprietary rights we may receive in the United States or abroad may not be adequate. Filing, prosecuting, maintaining, defending and enforcing patents on our product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries, and the breadth of patent claims allowed can be inconsistent. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patents to develop their own products and may export otherwise infringing products to territories where we have patents, but enforcement rights are not as strong as those in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

We do not have patent rights in certain foreign countries in which a market may exist in the future. Moreover, in foreign jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling in foreign countries products that are the same as or similar to our product.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of some countries do not favor the enforcement or protection of patents, trade secrets and other intellectual property, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful.

Many foreign countries, including some EU countries, India, Japan, and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of the applicable patents and limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license, which could adversely affect our business, financial condition, results of operations and prospects.

If we and our collaborators are unable to obtain and maintain sufficient patent and other intellectual property protection for our product candidates and technology, our competitors could develop and commercialize products and technology similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.

Our success depends in significant part on our ability and the ability of our current or future collaborators and licensors to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our product candidates and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. If we and our current or future collaborators and licensors are unable to obtain and maintain sufficient intellectual property protection for our product candidates or other future product candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize our product candidates and other product candidates that we may pursue may be impaired.

The process of applying for patent protection itself is time consuming and expensive and we cannot assure you that we have prepared or will be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. In addition, our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example, with respect to proper priority claims, inventorship, claim scope or patent term adjustments. We can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. We cannot be certain that there is no invalidating prior art of which we and the patent examiner are unaware or that our interpretation of the relevance of prior art is correct. Failure to obtain issued patents could have a material adverse effect on our ability to develop and commercialize our product candidates. Even if our patent applications do issue as patents, third parties may be able to challenge the validity and enforceability of our patents on a variety of grounds, including that such third party’s patents and patent applications have an earlier priority date, and if such challenges are successful we may be required to obtain one or more licenses from such third parties, or be prohibited from commercializing our product candidates. We may not be able to obtain these licenses on acceptable or commercially reasonable terms, if at all, or these licenses may be non-exclusive, which could result in our competitors using the same intellectual property.

We seek to protect our proprietary positions by, among other things, filing patent applications in the United States and in relevant foreign jurisdictions related to our current product candidates and other future product candidates that we may identify. Obtaining, maintaining, defending and enforcing pharmaceutical patents is costly, time consuming and complex, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, under certain of our license or collaboration agreements, we may not have the right to control the preparation, filing, prosecution and maintenance of patent applications, or to maintain the rights to patents licensed to or from third parties.

Although we enter into confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

The patent position of biotech companies generally is highly uncertain, involves complex legal, technological and factual questions and has, in recent years, been the subject of much debate and litigation throughout the world. The subject matter claimed in a patent application can be significantly reduced or eliminated before the patent issues, if at all, and its scope can be reinterpreted or narrowed after issuance. Therefore, our pending and future patent applications may not result in patents being issued in relevant jurisdictions that protect our product candidates, in whole or in part, or that effectively prevent others from commercializing competitive product candidates, and even if our patent applications issue as patents in relevant jurisdictions, they may not issue in a form that will provide us with any meaningful protection for our product candidates or technology, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Additionally, our competitors may be able to circumvent our patents by challenging their validity or by developing similar or alternative product candidates or technologies in a non-infringing manner. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. An adverse determination in any such submission, proceeding or litigation could result in loss of exclusivity or ability to sell our products free from infringing the patents of third parties, patent claims being narrowed, invalidated or held unenforceable, in whole or in part, and limitation of the scope or duration of the patents directed to our product candidates, all of which could limit our ability to stop others from using or commercializing similar or identical product candidates or technology to compete directly with us, without payment to us, or result in our inability to manufacture or commercialize product candidates or approved products (if any) without infringing third-party patent rights. In addition, if the breadth or strength of the claims of our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates, or could have a material adverse effect on our ability to raise funds necessary to continue our research programs or clinical trials. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful, and issued patents directed towards our technology and product candidates could be found invalid or unenforceable if challenged.

Competitors and other third parties may infringe or otherwise violate our issued patents or other intellectual property or the patents or other intellectual property of our licensors and collaborators. In addition, our patents or the patents of our licensors and collaborators may become involved in inventorship or priority disputes. To counter infringement or other unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Significantly, our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issue from such applications. Our ability to enforce patent rights also depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components or methods that are used in connection with their products and services. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product or service. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents or that our patents are invalid or unenforceable. In a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology. An adverse result in any litigation proceeding could put one or more of our owned or licensed patents at risk of being invalidated, held unenforceable or interpreted narrowly. We may find it impractical or undesirable to enforce our intellectual property against some third parties.

If we were to initiate legal proceedings against a third party to enforce a patent directed to our product candidates, or one of our future product candidates, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or insufficient written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO or an equivalent foreign body, even outside the context of litigation. Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our technology or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent rights directed towards the applicable product candidates or technology related to the patent rendered invalid or unenforceable. Such a loss of patent rights would materially harm our business, financial condition, results of operations and prospects.

Interference and/or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be materially harmed if the prevailing party does not offer us a license on commercially reasonable terms. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Some of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing, misappropriating or otherwise violating our intellectual property. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims could result in substantial costs and diversion of management resources, which could harm our business. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, or in-license needed technology or other product candidates. There could also be public announcements of the results of the hearing, motions, or other interim proceedings or developments. If securities analysts or investors perceive those results to be negative, it could cause the price of shares of our common stock to decline. Any of the foregoing events could harm our business, financial condition, results of operation and prospects.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our product and technologies.

Patents have a limited lifespan. The terms of individual patents depend upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, if all maintenance fees are timely paid, the natural expiration of a utility patent is generally 20 years from its earliest non-provisional filing date in the applicable country. However, the actual protection afforded by a patent varies from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Various extensions including patent term extension, or PTE, and patent term adjustment, or PTA, may be available, but the lives of such extensions, and the protections they afford, are limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including biosimilars and generics. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after we or our partners commercialize those candidates. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

In addition to seeking patents for our technologies and product candidates, we also rely on trade secret protection, as well as confidentiality agreements, non-disclosure agreements and invention assignment agreements with our employees, consultants and third-parties, to protect our know-how and other confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable.

It is our policy to require our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements generally provide that all confidential information concerning our business or financial affairs developed by or made known to an individual or entity during the course of that party’s relationship with us is to be kept confidential and not disclosed to third parties, except in certain specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and that are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In the case of consultants and other third-party service providers, the agreements provide us with certain rights to all inventions arising from the services provided to us by those individuals or entities. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technologies and processes. Additionally, the assignment of intellectual property rights may not be self-executing, or assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. We may not be able to obtain adequate remedies for any breaches of such agreements. Ultimately, enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information through other appropriate precautions, such as physical and technological security measures. However, trade secrets and know-how can be difficult to protect. These measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and any recourse we might take against this type of misconduct may not provide an adequate remedy to protect our interests fully. In addition, our trade secrets may be independently developed by others in a manner that could prevent us from receiving legal recourse. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any of that information was independently developed by a competitor, our competitive position could be harmed.

In addition, courts inside and outside the United States are sometimes less willing or unwilling to protect trade secrets. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs and we cannot guarantee a successful outcome. Even if we are successful, these types of lawsuits may consume significant amounts of our time and other resources. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers, competitors, or other third parties. Although we endeavor to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our product, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers or other third parties. An inability to incorporate technologies or features that are important or essential to our product may prevent us from selling our product. In addition, we may lose valuable intellectual property rights or personnel. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our product.

Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other pharmaceutical and biotech companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involve a high degree of technological and legal complexity. Therefore, obtaining and enforcing pharmaceutical patents is costly, time consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in our licensor’s patents. In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty regarding our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future. Additionally, the application and interpretation of China’s intellectual property right laws and the procedures and standards for granting patents, copyrights, know-how or other intellectual property rights in China are still evolving and are uncertain, and we cannot assure you that PRC courts or regulatory authorities would agree with our analysis. If we were found to have violated the intellectual property rights of others, we may be subject to liability and penalties for our infringement activities or may be prohibited from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives of our own. As a result, our business and results of operations may be materially and adversely affected.

Risks related to related to our business

Our financial statements disclose that there is substantial doubt regarding our ability to continue as a going concern, in which case you could lose your investment.

Our independent registered public accounting firm, PWR CPA, LLP, has expressed doubt in their audit opinion for our financial statements for the year ended December 31, 2021 about our ability to continue as a going concern. We have generated minimal revenue and have suffered recurring losses totaling $10,300,000 since inception. In order to obtain the necessary capital to sustain operations, management’s plans include, among other things, the possibility of pursuing new equity sales and/or making additional debt borrowings, There can be no assurances, however, that we will be successful in obtaining additional financing, or that such financing will be available on favorable term, if at all. If we are unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected and we may cease operations.

We will need to increase the size of our Company and may not effectively manage our growth.

Our success will depend upon growing our business and our employee base. Over the next twelve months, we plan to add additional employees to assist us with research and development and our commercialization efforts. Our future growth, if any, may cause a significant strain on our management, and our operational, financial and other resources. Our ability to manage our growth effectively will require us to implement and improve our operational, financial and management systems and to expand, train, manage and motivate our employees. These demands may require the hiring of additional management personnel and the development of additional expertise by management. Any increase in resources devoted to research and product development without a corresponding increase in our operational, financial and management systems could have a material adverse effect on our business, financial condition, and results of operations.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical, financial, operational and other business expertise of our executive officers, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel will also be critical to our success.

The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our success as a public company also depends on implementing and maintaining internal controls and the accuracy and timeliness of our financial reporting. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

The point-of-care testing (“POCT”) market is extremely competitive and rapidly evolving, making it difficult to evaluate our business and future prospects.

The market for POCT testing is extremely competitive. Further, the POCT testing industry, as well as the manner in which healthcare services are delivered more broadly, is currently experiencing rapid change, technological and scientific breakthroughs, new product introductions and enhancements and evolving industry standards, as well as the emergence of telehealth and other changes in the way healthcare services are delivered. All of these factors could affect the degree to which our products gain market acceptance or approval or result in our products being less marketable or becoming obsolete. Our future success will depend on our ability to successfully compete with established and new market participants and to keep pace with scientific and technological changes and the evolving needs of customers and the healthcare marketplace.

We will be required to continuously enhance our products and develop new tests to keep pace with evolving standards of care. If we do not update our products to keep pace with technological and scientific advances, our products could become obsolete and sales of our products could decline or fail to grow as expected.

Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise than we do in research and development, manufacturing, obtaining regulatory clearances and approvals and regulatory compliance, and sales and distribution. Mergers and acquisitions involving POCT testing or other healthcare companies may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies or customer networks. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize POCT products or services that are more accurate, more convenient to use or more cost-effective than our products. Our competitors also may obtain FDA or other regulatory clearance or approval for their products more rapidly than we may obtain clearance or able to enter a particular market.

Further, some of our competitors’ products may be sold at prices that may be lower than our pricing, which could adversely affect our sales or force us to reduce our prices, which could harm our revenue, operating income or market share. If we are unable to compete successfully, we may be unable to increase or sustain our revenue or achieve profitability and our future growth prospects may be materially harmed.

Central labs continue to represent the most significant portion of the POCT testing market, and as a result we will be competing against very large and well-established lab companies such as Quest POCTs, Inc. and Laboratory Corporation of America. These companies have also expanded beyond centralized laboratory testing into home sample collection. In addition, we also face intense competition from other companies that develop or already have molecular tests, whether at point-of-care or at-home, as well as companies that have or are developing antigen and antibody tests.

To remain competitive, we will need to develop improvements to our products and other offerings. We cannot assure you that we will be able to successfully compete in the marketplace or develop and commercialize new tests or improvements to our products and other offerings on a timely basis. Our competitors may develop and commercialize competing or alternative products or services and improvements faster than we are able to do so, which would negatively affect our ability to increase or sustain our revenue or achieve profitability and could materially adversely affect our future growth prospects.

Our business activities are subject to the Foreign Corrupt Practices Act, or the FCPA, and similar anti-bribery and anti-corruption laws of other countries in which we operate, including Taiwan, w as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

Our business activities are subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third party intermediaries from offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

In addition, our products and technology may be subject to applicable foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products and technology, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell access to our products would likely adversely affect our business.

Risks related to our securities

An active trading market for our common stock may not develop and the market price of our common stock could be volatile.

Our common stock is currently quoted on the OTCPK, one of the OTC Markets Group over-the counter markets.

The trading market for our common stock in the future could be subject to wide fluctuations in response to several factors, including, but not limited to:

•	actual or anticipated variations in our results of operations;
•	our ability or inability to generate revenues or profit;
•	the number of shares in our public float; and
•	increased competition.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, moving forward we anticipate having a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock.

We do not intend to pay dividends for the foreseeable future and, as a result, our ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have not declared or paid any cash dividends on our capital stock in 2021, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and may be restricted by the terms of any then-current credit facility. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

We have acquired, and may in the future acquire, assets and technologies as part of our business strategy. If we acquire companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our operating results and the value of our common stock.

As part of our business strategy, we may acquire, enter into joint ventures with, or make investments in complementary or synergistic companies, services, and technologies in the future. Acquisitions and investments involve numerous risks, including without limitation:

•	difficulties in identifying and acquiring products, technologies, proprietary rights or businesses that will help our business;
•	difficulties in integrating operations, technologies, services, and personnel;
•	diversion of financial and managerial resources from existing operations;
•	the risk of entering new development activities and markets in which we have little to no experience;
•	risks related to the assumption of known and unknown liabilities;
•	risks related to our ability to raise sufficient capital to fund additional operating activities; and
•	the issuance of our securities as partial or full payment for any acquisitions and investments could result in material dilution to our existing stockholders.

Upon closing of the Securities Purchase Agreement transaction with Ainos KY in April 2021, the Company acquired numerous patent assets. On November 18, 2021, we entered into an Asset Purchase Agreement with Ainos KY to acquire additional patent assets. If we fail to integrate the patent assets into our operations, or if we fail to properly evaluate other acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, we may incur costs in excess of what we anticipate, and management resources and attention may be diverted from other necessary or valuable activities.

Any failure to maintain effective internal control over financial reporting could harm us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. If our management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if material weaknesses in our internal controls are identified in the future, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our 2021 Stock Incentive Plan or otherwise will dilute all other stockholders.

We may need to raise additional capital through equity and debt financings in order to fund our operations. If we raise capital through equity financings in the future, that will result in dilution to all other stockholders. We also expect to grant equity awards to employees, directors, and consultants under our 2021 Stock Incentive Plan. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. These, and any additional such issuances of capital stock will cause stockholders to experience significant dilution of their ownership interests and the per-share value of our common stock to decline.

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive and administrative offices in the U.S. are located at 8880 Rio San Diego Drive, Suite 800, San Diego, CA 92108. The lease term began on April 1, 2021 as a semi-annual term and automatically renewed currently as a month to month renewal agreement.

Our Taiwan branch office is located at New Taipei City, Taiwan (“R.O.C.”) under a three year office lease contract from June 2021 to May 2024. The office space is 1,250 square feet. We also have staff at a product development facility of approximately 8,517 square feet located in Miaoli County, Taiwan, pursuant to our Product Development Agreement with TCNT.

ITEM 3. LEGAL PROCEEDINGS.

There are currently no legal proceedings involving the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the OTC Markets PINK under the symbol “AIMD.”

Holders of Common Stock

We have 300,000,000 shares of voting common shares authorized for issuance. As of December 31, 2021, a total of 163,915,625 shares of common stock were either issued (144,379,308), reserved for conversion of convertible debt to stock (17,213,700), reserved for future issuance of RSUs for non-employee directors (1,320,000), held for future exercise of stock options (550,000) and shares reserved for warrant conversion (452,617).

From January 1, 2021 to December 31, 2021, we granted common stock to the following:

•	On April 7, 2021, we issued 48,077 shares of common stock to Stephen T. Chen and/or Stephen T. Chen and Virginia M. Chen, Trustees, Stephen T. & Virginia M. Chen Living Trust Dated April 12, 2018 (“Chen”) as partial compensation payable for the period January 1, 2021 through March 31, 2021 under the Employment Agreement by and between the Company and Chen effective January 1, 2021 (“Chen Agreement”).

•	On April 7, 2021, we issued 5,769 shares of common stock to Bernard Cohen (“Cohen”) as partial compensation payable for the period January 1, 2021 through March 31, 2021 under the Employment Agreement by and between the Company and Cohen effective January 1, 2021 (“Cohen Agreement”).

•	On April 7, 2021, we issued 11,538 shares of common stock to Lawrence Lin (“Lin”) as compensation payable for the period January 1, 2021 through March 31, 2021 under the Consulting Agreement by and between the Company and Lin’s company, i2China Management Group, LLC, effective April 15, 2018 (“Lin Agreement”), as amended and made effective on January 1, 2020 (“Lin Amendment”).

•	On April 7, 2021, we issued 109,038 shares of common stock to John Junyong Lee as compensation payable for the period January 1, 2021 through March 31, 2021 under the Legal Retainer Agreement by and between the Company and Lee effective June 21, 2019 (“Lee Agreement”).

•	On April 15, 2021, we consummated the Securities Purchase Agreement and issued 100,000,000 shares of common stock at $0.20 per share to Ainos KY in exchange for certain patent assignments.

•	On June 30, 2021, we issued 5,342 shares of common stock as compensation payable for the period April 1, 2021 through April 15, 2021 under the Chen Agreement as amended by Amendment No. 2 that extended the termination date to April 15, 2021.

•	On June 30, 2021, we issued 107 shares of common stock to Bernard Cohen as compensation payable for the period April 1, 2021 through April 5, 2021 under the Cohen Agreement as amended by Amendment No. 1 that extended the termination date to April 5, 2021.

•	On June 30, 2021, we issued 3,846 shares of common stock to Lawrence Lin as compensation payable for the period April 1, 2021 through June 30, 2021 under the Lin Agreement and Lin Amendment.

•	On June 30, 2021, we issued 21,926 shares of common stock to John Junyong Lee as compensation payable for the period April 1, 2021 through June 30, 2021 under the Lee Agreement.

•	On July 30, 2021, we issued 20,000 shares of voting common stock to Ya-Ju (“Maggie Wang”), previously a branch manager of the Company’s Taiwan branch office. The Company received payment of $7,600 ($0.38 per share) in accordance to a Stock Option Agreement under the Company’s 2018 Employee Stock Option Plan.

•	On July 30, 2021, we issued 150,400 shares of voting common stock to Daniel Fisher, previously a Company board director. The Company received payment of $57,152 ($0.38 per share) in accordance to a Stock Option Agreement under the Company’s 2018 Officers, Directors, Employees and Consultants Nonqualified Stock Option Plan.

•	On December 27, 2021, we issued 1,491,953 shares of common stock to Top Calibre Corporation (“TCC”) resulting from an assignment of convertible promissory notes from Dr. Stephen T. Chen to TCC under that certain Assignment Agreement by and between Dr. Stephen T. Chen and TCC, dated December 15, 2021 (“TCC Agreement”). Convertible promissory notes #3.19, #4.19, #6.20, #7.20, #10.21 and #11.21 were exercised at its entirety at a strike price of $0.25 per share based on a combined aggregate principal and accrued interest amount of $372,988.

•	On December 27, 2021, we issued 413,368 shares of common stock to i2China Management Group LLC (“i2China”) resulting from a notice of demand from i2China to initiate the conversion of convertible promissory notes #5.19, #8.20a, and #11 exercised at its entirety at a strike price of $0.25 per share based on a combined aggregate principal and accrued interest amount of $103,342.

•	On December 27, 2021, we issued 2,946 shares of common stock to Lawrence Lin as compensation payable for the period July 1, 2021 through August 1, 2021 under the Lin Agreement and Lin Amendment.

•	On December 27, 2021, we issued 28,826 shares of common stock to John Junyong Lee as compensation payable for the period July 1, 2021 through September 31, 2021 under the Lee Agreement.

We did not pay any dividends to its common stock shareholders in 2021 and has no plans to do so in the immediate future.

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized for issuance.

No shares of preferred stock were outstanding as of December 31, 2021 and 2020 and none are outstanding as of the Balance Sheet date of this report.

Dividends

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on any of our capital stock. We do not anticipate paying any dividends in the foreseeable future, and we currently intend to retain all available funds and any future earnings for use in the operation of our business, to finance the growth and development of our business and for future repayment of debt. Future determinations as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Transfer Agent

American Stock Transfer and Trust Company is the Company’s transfer agent.

Securities Authorized for Issuance Under Equity Compensation Plans

2018 Employee Stock Option Plan (the “2018-ESOP”)

On September 26, 2018, the Board adopted the Company 2018 Employee Stock Option Plan (the “2018-ESOP”), formerly referred to as the “Amarillo Biosciences, Inc., 2018 Employee Stock Option Plan” in prior filings. The 2018-ESOP provides for the grant of Qualified Incentive Stock Options to the Company’s employees. The Board, in its adoption of the 2018-ESOP, directed the Officers to submit the 2018-ESOP to the shareholders for ratification and approval at the next scheduled shareholders meeting. Failure of the ratification and approval of the 2018-ESOP within one year of the effective date renders the qualified options to become nonqualified options for purposes of the U.S Internal Revenue Code. A stockholders meeting was not convened within the one year period and, as a result, any qualified options automatically became non-qualified options effective September 26, 2019.

The 2018-ESOP is administered by the Board or by a committee of directors appointed by the Board (the “Compensation Committee”) as constituted from time to time. The maximum number of shares of common stock which may be issued under the 2018-ESOP is 1,000,000 shares which will be reserved for issuance upon exercise of options.

The option price per share of common stock deliverable upon the exercise of an incentive stock option is 100% of the fair market value of a share on the date of grant. The option price is $0.38 per share and the options are exercisable during a period of ten years from the date of grant, where the options vest 20% annually over five years, commencing one year from date of grant.

Effective as of October 6, 2021, with the adoption by the Board of the 2021 SIP, no further awards may be granted under the 2018-ESOP. As of December 31, 2021, options to acquire 550,000 shares of common stock remained outstanding. Copies of the 2018-ESOP and the 2018 Stock Option Agreement – Employee Plan are attached hereto as Exhibit 10(viii) and Exhibit 10(ix), respectively, and are incorporated herein by this reference.

2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan (the “2018-NQSOP”)

On September 26, 2018, the Board adopted the Company 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan (the “2018-NQSOP”), formerly referred to as the “Amarillo Biosciences, Inc., 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan” in prior filings. The 2018-NQSOP provides for the grant of nonqualified incentive stock options to employees. The 2018-NQSOP is administered by the Board or by the Compensation Committee as constituted from time to time. The maximum number of shares of common stock which may be issued under the 2018-NQSOP is 4,000,000 which will be reserved for issuance upon exercise of options. The option price for the nonqualified options is $0.38[1] exercisable for a period of ten years, with a vesting period of five years at 20% per year commencing one year from date of grant.

Effective as of October 6, 2021, with the adoption by the Board of the 2021 SIP, no further awards may be granted under the 2018-NQSOP. As of December 31, 2021, options to acquire 550,000 shares of common stock remained outstanding. Copies of the 2018-NQSOP and the 2018 Stock Option Agreement – Nonqualified Stock Option are attached hereto as Exhibit 10(x) and Exhibit 10(xi), respectively, and are incorporated herein by this reference.

Equity Compensation Plans Information:

Stock Plans [1]	Issue Date Range	Total Options Authorized	Options Issued		Options Remaining[2]
2018 Employee Stock Option Plan[3,4]	9/26/18 – 9/26/28	1,000,000	950,000		0
2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan[3]	9/26/18 – 9/26/28	4,000,000	4,495,000	[5]	0

____________

1 The Board of Directors has approved all stock, stock option and stock warrant issuances.

2 Effective October 6, 2021, no further stock option issuance from 2018-ESOP and 2018-NQSOP as per provision in newly adopted 2021 Stock Incentive Plan.

3 Details of the option plans are also disclosed in Financial Statements footnote 8, Stock Options and Stock Plans.

4 On September 26, 2019, all qualified options under the 2018-ESOP became non-qualified options since the 2018-ESOP was not ratified by the Company’s shareholders within one year of adoption.

5 3,844,600 non-qualified options were forfeited as of July 15, 2021, while an additional 500,000 non-qualified options were reissued on August 1, 2021.

____________

1 See footnote 4 above.

A summary of option activity for the years ended December 31, 2020 and December 31, 2021 are presented below.

Date	Number of Options [1]Qualified	Number of Options Nonqualified	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance December 31, 2019	850,000	3,807,000	$0.38	8 years	-
Exercised	-	-	-	-	-
Expired or Forfeited	-	-	-	-	-
Balance December 31, 2020	850,000	3,807,000	$0.38	7 years
Granted 2021	-	500,000	$0.38	10 years
Exercised	20,000	150,400	$0.38	-	-
Expired or Forfeited	780,000	3,656,600	$0.38	-	-
Balance December 31, 2021	50,000	500,000	$0.38	9.33 years	-
Vested as of December 31, 2021	30,000	0	$0.38	9.33 years	-

____________

1 Because the 2018 Employee Stock Option Plan was not ratified by the Company’s shareholders, the qualified options became non-qualified on September 26, 2019. These totals remain separated since the two different plans are still in existence.

The Company used the Black-Scholes option pricing model to value the option awards with the following assumptions applied: (1) Volatility – 276%; (2) Term – 5 years was chosen although the full option term is 10 years to be more commensurate with the 5-year vesting portion of the plan; (3) Discount – 2.96%.

As of December 31, 2021, there is $953,604 in unrecognized option expense that will be recognized over the next 1.75 years.

2021 Employee Stock Purchase Plan (the “2021 ESPP”)

On September 28, 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP” or “Plan”). The purpose of the 2021 ESPP is to provide an opportunity for eligible employees of the company and its designated companies (as defined in the Plan) to purchase common stock at a discount through voluntary contributions, thereby attracting, retaining and rewarding such persons and strengthening the mutuality of interest between such persons and the Company’s stockholders. The Company intends for offerings under the Plan to qualify as an “employee stock purchase plan” under Section 423 of the Code; provided, that the Plan administrator may also authorize the grant of rights under offerings that are not intended to comply with the requirements of Section 423, pursuant to any rules, procedures, agreements, appendices, or sub-plans adopted by the administrator. Subject to adjustments as provided in the Plan, the maximum number of shares of common stock that may be issued under the Plan may not exceed 750,000 shares. Such shares may be authorized but unissued shares, treasury shares or shares purchased in the open market. The Plan is be subject to approval by the Company’s stockholders within twelve months after the date of Board approval. The Plan will become effective on the date that stockholder approval is obtained, and will continue in effect until it expires on the tenth anniversary of the effective date of the Plan, unless terminated earlier. A copy of the 2021 ESPP is attached hereto as Exhibit 10(xii) and is incorporated herein by this reference.

2021 Stock Incentive Plan (the “2021 SIP”)

On September 28, 2021, the Board approved the 2021 Stock Incentive Plan (the “2021 SIP” or “Plan”). The purpose of the 2021 SIP is to provide a means through which the Company, and the other members of the Company Group, defined by Section 2(n) of the Plan as the Company and its subsidiaries, and any other affiliate of the Company designated as a member of the Company Group by the Committee, may attract and retain key personnel, and to provide a means whereby directors, officers, employees, consultants and advisors of the Company and the other members of the Company Group can acquire and maintain an equity interest in the Company, or be paid incentive compensation measured by reference to the value of common stock, thereby strengthening their commitment to the interests of the Company Group and aligning their interests with those of the Company’s stockholders. The types of awards that may be granted from the Plan include individually or collectively, any Incentive Stock Option, Nonqualified Stock Option, Stock Appreciation Right, Restricted Stock, Restricted Stock Unit, Dividend Equivalent Rights and Other Equity-Based Award granted under the Plan. The Plan will be effective upon shareholder approval. The expiration date of the Plan, on and after which date no awards may be granted, will be the tenth anniversary of the date of Board approval of the Plan, provided, however, that such expiration will not affect awards then outstanding, and the terms and conditions of the Plan will continue to apply to such Awards. The aggregate number of shares which may be issued pursuant to awards under the Plan is 20,000,000 shares of Common Stock (the “Plan Share Reserve”), subject to adjustments as provided in the Plan. The number of shares underlying any award granted under 2018 ESOP or 2018 NQSOP (the “Prior Plans”) that expires, terminates or is canceled or forfeited for any reason whatsoever under the terms of the Prior Plans, will increase the Plan Share Reserve. Each Award granted under the Plan will reduce the Plan Share Reserve by the number of shares underlying the award. No more than 10,000,000 shares may be issued in the aggregate pursuant to the exercise of incentive stock options granted under the Plan. The maximum number of shares subject to awards granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such director during the fiscal year, will not exceed $600,000 in total value (calculating the value of any such awards based on their grant date fair value for financial reporting purposes). A copy of the 2021 SIP is attached hereto as Exhibit 10(xiii) and is incorporated herein by this reference.

Non-Employee Director Compensation Policy (the “2021 NEDCP”)

On September 28, 2021, the Company’s Board of Directors adopted the Company’s Non-Employee Director Compensation Policy (the “2021 NEDCP” or “Policy”). On appointment to the Board, and without any further action of the Board or Compensation Committee of the Board, at the close of business on the day of such appointment, each Non-Employee Director will automatically receive an award of 330,000 restricted stock units (“RSUs”) over Common Stock (the “Appointment Grant”). The Appointment Grant shall vest in three equal annual installments, with the first installment vesting on the last day of the six-month period commencing on the grant date and each subsequent installment vesting on the last day of the six-month period commencing on the next two subsequent anniversaries of the grant date, subject to the Director’s continuous service with us on each applicable vesting date. The RSUs shall be granted pursuant to the Company’s 2021 Stock Incentive Plan and shall be subject to such other provisions set forth in the agreement evidencing the award of the RSUs, in the form adopted from time to time by the Board or the Compensation Committee of the Board.

In addition to the RSU grants, each member of the Board of who is not an employee of the Company or any of subsidiaries will receive the cash compensation set forth below for service on the Board. The annual cash compensation amounts will be payable in equal quarterly installments, in arrears following the end of each quarter in which the service occurred, pro-rated for any partial months of service. All annual cash fees are vested upon payment.

1.	Annual Board Service Retainer:
	(a)	All Eligible Directors: $12,000
	(b)	Chairperson of the Board: $14,000
2.	Annual Committee Chair Service Retainer:
	(a)	Chairperson of the Audit Committee: $7,000
	(b)	Chairperson of the Compensation Committee: $4,500
3.	Annual Committee Member Service Retainer:
	(a)	Member of the Audit Committee: $4,000
	(b)	Member of the Compensation Committee: $3,000

Capitalized terms in this summary are defined in the Plan. A copy of the 2021 NEDCP is attached hereto as Exhibit 10(iv) and is incorporated herein by this reference.

Recent Sales of Unregistered Securities

None of the following transactions involved any underwriters, underwriting discounts or commissions, or any public offering unless specified otherwise. Unless otherwise specified below, we believe these transactions were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

2020-1 Private Placement

On May 11, 2020, the Company’s Board of Directors unanimously approved a Consent Resolution enacting the 2020-1 Private Placement Memorandum and Subscription of Non-Distributive Intent (“PPM Offering”). The PPM Offering was approved for the sale of a maximum of 5,208,334 common shares to raise an aggregate amount not to exceed $1,000,000. The stated use of proceeds was for commercialization of technologies and operating expenses. The PPM Offering was to be completed not later than July 31, 2020. On November 30, 2020, the Company Board of Directors approved the extension of the 2020-1 Private Placement Package until March 31, 2021. With the exception of the new closing date, all terms and conditions of the 2021-1 Private Placement Package remain the same. From January 1, 2021 to December 31, 2021 no sales of our securities were made under the PPM Offering.

RSU, Stock Options and Warrants

Pursuant to the 2021-NEDCP, four non-employee directors of the Company are entitled to 330,000 Restricted Stock Units (“RSUs”) upon their appointment to the Board on April 15, 2021. The RSUs are held in reserve pending approval of the 2021 Stock Incentive Plan by our shareholders.

In respect to the 2018-NQSOP, directors, officers, employees and consultants did not exercise any stock options in 2020. In 2021, one employee and one director exercised stock options as follows:

•	On July 30, 2021, the Company issued 20,000 shares of voting common stock to Ya-Ju (“Maggie Wang”), previously a branch manager of the Company’s Taiwan branch office. The Company received payment of $7,600 ($0.38 per share).

•	On July 30, 2021, the Company issued 150,400 shares of voting common stock to Daniel Fisher, previously a Company board director. The Company received payment of $57,152 ($0.38 per share).

As of December 31, 2021, there is only one warrant certificate outstanding between the Company and i2China Management Group, LLC, deemed for the purposes of related party transactions to be a related party of the company from August 1, 2021 to December 1, 2021, effective from November 25, 2020 until November 25, 2025. The warrant entitles the holder to purchase 452,617 shares of common stock at an exercise price of $0.27 per share. The warrant was valued at $70,608 and will be expensed over sixty (60) months. The Company used the Black-Scholes option pricing model to value the warrants with the following assumptions applied: (1) Volatility – 201%; (2) Term – 5 years (3) Discount Rate – 0.39%.

No warrants were exercised in 2020 or 2021.

Convertible Notes Payable

All convertible notes payable were issued either as a result of financing or deferred compensation provided by executives of the Company. As of December 31, 2021 and December 31, 2020, convertible notes payable totaled $3,376,526 and $734,991, respectively; including convertible notes payable for related parties totaling $3,376,526 and $670,991, respectively. For additional information, refer to Note 4 under Notes to Financial Statements.

The details of the convertible notes payable are shown in the table below:

Payee	No.	Effective Date	Due Date	From Effective	Following Maturity	Conversion Rate	Issuing Purpose	1/1/2021	Addition	Payment	12/31/2021	Accrued Interest
Convertible notes payable:
Stephen Chen	#1.16	1/30/2016	Payable on demand	0.75%	NA	$ 0.17	working capital	114,026			114,026	5,839
Stephen Chen	#2.16	3/18/2016	Payable on demand	0.65%	NA	$ 0.19	working capital	262,500			262,500	9,878
Stephen Chen	#3.19	9/1/2019	9/1/2020	1.85%	10%	$ 0.25	salary	39,620		(39,620)	0	0
Stephen Chen	#4.19	12/1/2019	12/31/2020	1.61%	10%	$ 0.25	working capital	14,879		(14,879)	0	0
Stephen Chen	#6.20	1/1/2020	1/1/2021	1.85%	10%	$ 0.25	salary	216,600		(216,600)	0	0
Stephen Chen	#7.20	1/1/2020	1/2/2021	1.60%	10%	$ 0.25	working capital	23,366		(23,366)	0	0
Stephen Chen	#10.21	1/1/2021	4/1/2021	1.85%	1.85%	$ 0.25	salary		59,025	(59,025)	0	0
Stephen Chen	#11.21	4/1/2021	5/1/2021	1.85%	10%	$ 0.25	salary		10,000	(10,000)	0	0
								670,991	69,025	(363,490)	376,526	15,717
Ainos KY	#12.21	4/27/2021	10/27/2021	1.85%	NA	$ 0.20	working capital		15,000		15,000	189
Ainos KY	#13.21	5/5/2021	11/5/2021	1.85%	NA	$ 0.20	working capital		20,000		20,000	243
Ainos KY	#14.21	5/25/2021	11/25/2021	1.85%	NA	$ 0.20	working capital		30,000		30,000	335
Ainos KY	#15.21	5/28/2021	11/28/2021	1.85%	NA	$ 0.20	working capital		35,000		35,000	385
Ainos KY	#16.21	6/9/2021	12/9/2021	1.85%	NA	$ 0.20	working capital		300,000		300,000	3,117
Ainos KY	#17.21	6/21/2021	12/21/2021	1.85%	NA	$ 0.20	working capital		107,000		107,000	1,047
Ainos KY	#18.21	7/2/2021	1/2/2022	1.85%	NA	$ 0.20	working capital		54,000		54,000	498
Ainos KY	#19.21	9/1/2021	3/1/2022	1.85%	NA	$ 0.20	working capital		120,000		120,000	742
Ainos KY	#20.21	9/28/2021	3/28/2022	1.85%	NA	$ 0.20	working capital		300,000		300,000	1,429
Ainos KY	#21.21	11/10/2021	5/10/2022	1.85%	NA	$ 0.20	working capital		50,000		50,000	129
Ainos KY	#22.21	11/25/2021	11/25/2022	1.85%	NA	$ 0.20	working capital		450,000		450,000	798
Ainos KY	#23.21	11/29/2021	5/29/2022	1.85%	NA	$ 0.20	working capital		300,000		300,000	471
Ainos KY	#24.21	12/29/2021	6/29/2022	1.85%	NA	$ 0.20	working capital		1,219,000		1,219,000	124
								0	3,000,000	0	3,000,000	9,507
				Total convertible notes payable- related parties				670,991	3,069,025	(363,490)	3,376,526	25,224
i2 China	#5.19	9/1/2019	9/1/2020	1.85%	10%	$ 0.25	consulting fee	16,000		(16,000)	0	0
i2 China	#8a.20	1/1/2020	1/1/2021	1.85%	10%	$ 0.25	consulting fee	48,000		(48,000)	0	0
i2 China	#11.21	1/1/2020	4/1/2021	1.85%	10%	$ 0.25	consulting fee		37,000	(37,000)	0	0
				Total convertible notes payable- non-related party				64,000	37,000	(101,000)	0	0
				Total Convertible notes payable				734,991	3,106,025	(464,490)	3,376,526	25,224

All of the aforementioned convertible promissory notes are unsecured and due on demand upon maturity. We may prepay the notes in whole or in part at any time. The Payee has the option to convert some or all of the unpaid principal and accrued interest to our common voting stock.

The convertible promissory notes are convertible on demand. The following convertible notes due to Dr. Stephen T. Chen – Notes 3.19, 4.19, 6.20, 7.20, 10.21, and 11.21 -- with a total principal and accrued interest amount of $372,988 were assigned by the holder to Top Calibre Corporation, a British Virgin Islands corporation, and subsequently converted in common stock of our company at a conversion price of $0.25 per share on December 27, 2021. No convertible notes were assigned in 2020.

During 2021, the Company received convertible note funding from Dr. Stephen T. Chen and Ainos KY totaling $69,025 and $3,000,000, respectively. Amounts owed to Dr. Stephen T. Chen of $150,000 were repaid. In 2020, the Company received convertible note funding from Dr. Stephen T. Chen totaling $239,966.

Note holders, i2China Management Group, LLC (“i2China”) and Dr. Stephen T. Chen (together the “Payees”), agreed to waive their rights pertaining to the conditional term “Annual Interest Rate on Matured, Unpaid Amounts: 10% per annum, compounded annually of Convertible Notes” in regards to interest charged on unpaid amounts following maturity for all of their respective notes. The Company and the Payees agree that the originally agreed annual interest rate will continue to be valid for any unpaid amounts after maturity. The amended terms of the above convertible promissory notes were made during on September 1, 2021. Interest waived on these convertible promissory notes, since inception to December 31, 2021, totaled $27,963.

The total convertible notes interest expense for 2021 and 2020 totaled $19,832 and $8,101 respectively; the cumulative related accrued interest as of December 31, 2021 and 2020 were $25,224 and $18,940, respectively.

ITEM 6. [RESERVED]

This item is not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors, including those discussed in “Item 1A. Risk Factors”.

Overview

We are engaged in developing medical technologies for point-of-care (“POCT”) testing and safe and novel medical treatment for a broad range of disease indications. Since our inception in 1984, we have concentrated our resources on business planning, raising capital, research and clinical development activities for our programs, securing related intellectual property and commercialization of proprietary therapeutics using low-dose non-injectable interferon (“IFN”). In addition to our core IFN technology, we are committed to developing a diversified healthcare business portfolio to include medical devices and consumer healthcare products.

Although we have historically been involved in extensive pharmaceutical research and development of low-dose oral interferon as a therapeutic, we are prioritizing the commercialization of medical devices as part of our diversification strategy. Since the beginning of 2021, we have acquired significant intellectual property from our majority shareholder, Ainos KY, to expand our potential product portfolio into Volatile Organic Compounds (“VOC”) and COVID-19 POCTs. This includes 51 issued and pending patents related to VOC technologies and 3 issued patents for COVID-19 POCT products. We expect our underlying intellectual property to enable us to expedite the commercialization of our medical device pipeline, beginning with Ainos-branded COVID-19 POCT product candidates.

Medtech Solutions

Our portfolio of medtech solutions is currently comprised of the following:

•	COVID-19 Antigen Rapid Test Kit and Ainos’ Cloud-based Test Management Apps. Our cloud-based test management platform is comprised of an antigen rapid test kit, a personal application, or app, and an enterprise app. We anticipate our management apps will allow individuals and organizations to seamlessly manage tests, trace infections, and share results. As the first commercialized COVID-19 product we sell, we currently market the Ainos COVID-19 antigen rapid test kit in Taiwan under emergency use authorization (“EUA”) issued by the Taiwan Federal and Drug Administration (“TFDA”) in 2021. We market the Ainos COVID-19 antigen rapid test kit under our brand name. The kit is manufactured by TCNT, our product co-developer. See “Part I, Item 1 - Strategic Investment and Business Development with Ainos KY”. We expect TCNT to apply for EUA authorization from the U.S. FDA (“FDA”) in mid-2022 and, if a EUA is issued by the FDA, we intend to market this product in the U.S.

•	COVID-19 Nucleic Acid Test. Our solution consists of a color-changing assay that is compatible with standard Polymerase Chain Reaction (“PCR”) machines and delivers test results within 40 minutes, faster than a typical PCR test turnaround time of a few hours to several days. In addition to our assay’s compatibility with existing PCR equipment, we will also offer portable, low-cost test equipment intended to help medical professionals quickly scale testing capacity. We will market the product under the Ainos brand name, and our co-developer TCNT will manufacture the product. See “Part I, Item 1 - Strategic Investment and Business Development with Ainos KY.” The product is currently under EUA review by the TFDA and we expect TCNT to submit for EUA review by the FDA in mid-2022.

•	VOC POCT – Ainos Flora. Our Ainos Flora device will perform a non-invasive test for female vaginal health and certain sexually transmitted diseases (“STDs”) including vaginitis, gonorrhea and trichomoniasis, within a few minutes. We expect Ainos Flora will provide convenient, discreet, rapid testing in a point-of-care setting which will allow women to self-test at home. We are conducting clinical trials in Taiwan and plan to seek TFDA approval for marketing in Taiwan and FDA 510(k) clearance for marketing in the U.S. in the second quarter of 2022.

•	VOC POCT – Ainos Pen. Our Ainos Pen device is a cloud-connected, multi-purpose, portable breath analyzer that is intended to monitor health conditions including oral, gastrointestinal, liver, and renal health within minutes. We expect consumers to be empowered to share their self-test results with their physicians through in-person and telehealth medical consultations. We intend to explore commercialization opportunities with third-party technology and manufacturing collaborators as a non-medical, consumer device in the second quarter of 2022.

•	VOC POCT – CHS430. The CHS430 device is intended to provide non-invasive testing for ventilator-associated pneumonia within 10 minutes, as compared to current standard of care invasive culture tests that typically take more than two days to provide results. We plan to be the exclusive sales agent for CHS430, pursuant to our Product Development Agreement with our co-developer, TCNT, who will manufacture the product. We intend to collaborate with TCNT to conduct clinical trials in Taiwan, after which we expect TCNT to submit applications for TFDA approval for marketing in Taiwan and FDA 510(k) clearance for marketing in the U.S. in 2023.

•	Very Low-Dose Oral Interferon Alpha (“VELDONA”). VELDONA is a low-dose oral interferon alpha (“IFN-α”) formulation based on our nearly four decades of research on IFN-α’s broad treatment applications. We recently initiated a strategic relationship with InnoPharmax, Inc. to jointly develop and market an orally administered cytotoxin-induced complementary combined therapy (“CICCT”) for the treatment of COVID-19 and other potential viral infections. We plan to initiate Phase 2/3 clinical trials for our CICCT treatment in the second quarter of 2022 in Taiwan. We also plan to advance our VELDONA development efforts for disease indications such as thrombocytopenia and Sjögren’s syndrome in 2023.

•	Synthetic RNA (“SRNA”). We are developing a SRNA technology platform in Taiwan. Our initial focus is to develop a potential COVID-19 mRNA vaccine platform using the full-length spike or the RBD gene sequence of the alpha and delta variants as reference sequences. We plan to continue developing these technologies with the goal of initiating clinical trials in Taiwan in 2023.

An integral part of our operating strategy is to create multiple revenue streams through commercializing our product portfolio and leveraging our intellectual property patents, including potentially out-licensing or forming strategic relationships to develop our medical devices, consumer healthcare products and low-dose interferon therapeutics.

In 2022, we are prioritizing the commercialization of our POCT devices, beginning with seeking EUA authorizations for the COVID-19 POCT product candidates and plans to commercialize our other POCT product candidates. As a general strategy, we plan to conduct clinical trials in Taiwan and use the data to apply for TFDA approval and FDA clearance via the 510(k) or comparable pathway. If our products are approved, we plan to work with third-party distributors to market our products in countries where we receive regulatory approval and to seek various business relationships with other medtech companies to market our products. At the same time, we plan to initiate clinical trials for the CICCT and SRNA programs over the course of this year.

Our ability to generate product revenue sufficient to achieve profitability will depend on further successful development and commercialization of one or more of our current or future product candidates and programs. We anticipate our POCT products candidates to potentially generate organic cash flows to support our business while we invest in our other pipeline projects. We expect to continue to incur significant expenses for the next few years as we advance our product candidates through preclinical development, clinical trials and regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution, and legal and regulatory compliance. We may also incur expenses in connection with strategic relationships for the development of additional product candidates. Furthermore, we expect to continue to incur costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

Until we can generate significant revenue from product sales, if ever, we expect to finance our operations with business revenues and proceeds from external sources. We may pursue additional funding that may include our entry into or expansion of borrowing arrangements; research and development incentive payments, government grants, co-financing from pharmaceutical companies and other corporate sources; and potential future collaboration agreements with pharmaceutical companies or other third parties. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization, potential in-licenses or acquisitions plans for one or more of our product candidates.

We are unable to predict the timing or amount of unexpected expenses or when or if we will be able to achieve or maintain profitability due to the numerous risks and uncertainties associated with product development and related legal regulatory requirements. When we are eventually able to generate additional product sales, those sales may not be sufficient to become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of December 31, 2021, we had available cash and cash equivalents of 1,751,499. We anticipate business revenues and further potential financial support from outside sources to fund our operations over the next twelve months. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect. See “Part II, Item 7 - Liquidity and Capital Resources” for additional information. To finance our continuing operations, we will need to raise additional capital, which cannot be assured.

Strategic Investment and Business Development with Ainos KY

In order to facilitate our diversification strategy through development and commercialization of an expanded base of product offerings we secured a strategic investor, Ainos KY. In December 2020, we entered into a Securities Purchase Agreement pursuant to which, on April 15, 2021, in exchange for 100,000,000 shares of our common stock, we acquired intellectual property assets from Ainos KY valued at approximately $20,000,000. Through this relationship, we have implemented several strategic initiatives over the past year to augment our product development pipeline and achieve a strengthened financial position.

The following are highlights of recent major corporate milestones that we believe will serve as catalysts for us to develop and commercialize a multi-faceted product portfolio pipeline over the next several years:

•	On June 14, 2021, we became the master sales and marketing agent for the Ainos COVID-19 antigen rapid test kit and Ainos nucleic acid test kit. We generated $568,164 in revenue from sales of the Ainos COVID-19 antigen rapid test kit in Taiwan as of the end of 2021.

•	On November 18, 2021, Ainos KY agreed to increase its strategic investment to further bolster our POCT business through an Asset Purchase Agreement pursuant to which we acquired additional intellectual property and equipment assets valued at approximately $26,000,000 including technical know-how, medical device manufacturing, testing and office equipment in Taiwan and hired certain of Ainos KY’s R&D personnel. As payment for the assets, in January 2022, we issued to Ainos KY a non-interest bearing Convertible Note in the principal amount of $26,000,000. See “– Liquidity and Capital Resources” for additional information.

•	On December 7, 2021, we entered into a strategic relationship with InnoPharmax, Inc., a biopharmaceutical company focused on new oral drug formulations, to jointly develop and promote an orally administered CICCT for the treatment of COVID-19 and potentially other viral infections. The CICCT initiative leverages our interferon clinical data on influenza and integrates our interferon therapeutic platform, VELDONA, and InnoPharmax’s antiviral drug, GemOral.

Impact of COVID-19 on Our Business

The COVID-19 pandemic presented us an opportunity to grow our business in 2021. We began selling and recording product revenue for Ainos COVID-19 antigen rapid test kits in June 2021 after TCNT obtained TFDA EUA in the same month. Between June and December 2021, we generated about $568,164 of revenues from the Ainos COVID-19 antigen rapid test kit.

In 2021, substantially all of our operating revenue came from the sale of the Ainos COVID-19 antigen rapid test kits in Taiwan. COVID-19 infection rates have been well controlled in Taiwan. According to Taiwan Centers for Disease Control (“Taiwan CDC”), total cases in Taiwan were just 17,029 as of December 31, 2021. Over the same period, total cases in the U.S. were around 54,800,000. As a result, the total revenues we generated from our Ainos COVID-19 antigen rapid test kits were fewer than we had anticipated. We intend to broaden our market reach if TCNT successfully obtains regulatory clearance in the U.S. or other countries.

We believe affordable, easy-to-use, rapid COVID-19 testing will continue to be in demand at least in the short-term. We anticipate our management apps, when used with the Ainos antigen rapid test kit, will allow individuals and organizations to effectively manage tests, trace infections, and share results. We also anticipate the Ainos COVID-19 nucleic acid test can help medical professionals quickly scale testing capacity if the product receives regulatory clearance.

We are continuing to monitor the potential impact of the pandemic, but we cannot be certain the future impact on our business, financial condition, results of operations and prospects. Depending on developments relating to the pandemic, including the emergence of new variants, the pandemic may affect our ability to initiate and complete research studies, delay the initiation of our future research studies, disrupt regulatory activities or have other adverse effects on our business, results of operations, financial condition and prospects.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented.

	Years ended December 31,
	2021	2020
Revenues	594,563	16,563
Cost of revenues	(184,181)	(11,277)
Gross margin	410,382	5,286

Operating expenses:
Research and development expenses	1,920,645	389
Selling, general and administrative expenses	2,357,163	1,445,332
Total operating expenses	4,277,808	1,445,721

Operating loss	(3,867,426)	(1,440,435)

Non-operating income and expenses
Interest expense, net	(18,689)	(10,185)
Other Losses	(2,547)	(3)
	(21,236)	(10,188)
Net loss	(3,888,661)	(1,450,623)

Comparison of the Year ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020.

	Years ended December 31,		Change
	2021	2020	Amount	%
Revenues	594,563	16,563	578,000	3,490%
Cost of revenues	(184,181)	(11,277)	(172,904)	1,533%
Gross margin	410,382	5,286	405,096	7,664%

Operating expenses:
Research and development expenses	1,920,645	389	1,920,256	493,639%
Selling, general and administrative expenses	2,357,163	1,445,332	911,831	63%
	4,277,808	1,445,721	2,832,087	196%

Operating loss	(3,867,426)	(1,440,435)	(2,426,991)	168%

Non-operating income and expenses
Interest expense, net	(18,689)	(10,185)	(8,504)	83%
Other Losses	(2,547)	(3)	(2,544)	84,802%
	(21,236)	(10,188)	(11,048)	108%
Net loss	(3,888,661)	(1,450,623)	(2,438,038)	168%

Revenues, Costs and Gross Margins

Net revenues for 2021 and 2020 were $594,563 and $16,563, respectively. In 2021, we substantially increased revenues by 3,490%, primarily because we began selling the Ainos COVID-19 antigen rapid test kits in June 2021 in Taiwan. Substantially all revenues in 2021 were from the sale of the test kits. All revenues in 2020 were from sales of nutraceutical products.

Cost of revenues for 2021 and 2020 were $184,181 and $11,277, respectively, representing a 1,533% increase year-over-year. The increase was primarily attributable to increased business activity relating to the test kits. Gross profits rose to $410,382 from $5,286, an improvement of $405,096, or 7,664%. Gross margin for 2021 rose to 69% from 32% for 2020, driven by improved product sales resulting from our Ainos COVID-19 antigen rapid test kits.

Research and Development (“R&D”) Expenses

Research and development expenses for 2021 and 2020 were $1,920,645 and $389, an increase of 493,639% and $1,920,256, respectively. The increase is associated with higher R&D personnel costs and more expense for technology development and technical license fees. The main components include: costs associated with increased R&D personnel ($214,712), costs associated with technology development (approximately $277,000) and costs associated with intellectual property, including amortization of acquired intellectual properties ($1,264,865). Following the strategic investment by Ainos KY, since August 2021 we have increased research and development staffing to develop our product candidates including POCTs, VELDONA and SRNA research.

Selling, General and Administrative Expenses

Selling, general and administration expense increased to $2,357,163 in 2021 from $1,445,332 in 2020, an increase of 63% and $912,000, respectively. Selling expense increased by approximately $191,000 or 100% due to increased sales and marketing staffing (approximately $76,000) and fees to distributors (approximately $103,000). Administrative expense increased by about 50% amounting to approximately $721,000. Our expenses increased primarily due to increased professional service fees related to the Ainos KY Transaction and corporate governance matters (approximately $298,000) and the increased amortization of acquired intellectual properties (approximately $725,000). The increased administrative expenses were offset by a decrease of personnel expense (approximately $350,000) associated with departure of former directors and officers.

Operating Loss

While our gross profits improved by $405,096 in 2021 compared to $5,286 in 2020, we incurred additional operating expenses as we continue to invest resources to execute our growth strategy and product roadmap. As a result, our operating loss in 2021 increased to $3,867,426 from $1,440,435 in 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $1,751,499, representing an increase from $22,245 as of December 31, 2020. The increase is primarily attributable to revenues from sales of our Ainos COVID-19 antigen rapid test kit in Taiwan and working capital loans.

Major Transactions in 2021

The following is a summary of our major transactions in 2021.

Securities Purchase Agreement

On April 15, 2021, we closed on a Securities Purchase Agreement with Ainos KY. Pursuant to the Securities Purchase Agreement, we issued 100,000,000 shares of common stock at $0.20 per share to Ainos KY in exchange for certain patent assignments, increased its authorized common stock to 300,000,000 shares, and changed the Company’s name to “Ainos, Inc.” Immediately after the consummation of the transaction, Ainos KY owned approximately 70.30% of the Company’s issued and outstanding shares of common stock.

Ainos COVID-19 Test Kit Sales and Marketing Agreement with Ainos KY

On June 14, 2021, we entered into an exclusive agreement with Ainos KY to serve as the master sales and marketing agent for the Ainos COVID-19 Antigen Rapid Test Kit and the Ainos COVID-19 Nucleic Acid Test, which were developed by our co-developer TCNT. On June 7, 2021, the TFDA issued an emergency use authorization to TCNT for the Ainos COVID-19 Antigen Rapid Test Kit, which is being marketed and sold under the Ainos brand in Taiwan. As TCNT secures regulatory authorizations from foreign regulatory agencies, we expect to partner with regional distributors to promote sales in other strategic markets. We purchased $183,444 of the Ainos COVID-19 Antigen Rapid Test Kit inventory from TCNT for the year ended December 31, 2021 and $0 in 2020.

Ainos – TCNT Product Development Agreement

On August 1, 2021, we entered into a five-year Product Development Agreement with TCNT. Pursuant to the agreement, both parties will endeavor to work together to co-develop pharmaceutical, medical and preventive medicine related products, with the Company being the exclusive sales agent. Under the agreement, we will bear the cost associated with product development and TCNT will make accessible its personnel and facilities. Under the agreement, we incurred product development expenses totaling $205,883 as of December 31, 2021 and accrued payable of $65,156 as of December 31, 2021. We incurred $0 in product development expenses in 2020.

Asset Purchase Agreement

On November 18, 2021, we entered into an Asset Purchase Agreement with Ainos KY, as amended by an Amended and Restated Asset Purchase Agreement dated as of January 29, 2022. Pursuant to the Asset Purchase Agreement, we acquired intellectual property and manufacturing, testing, and office equipment for a total purchase price of $26,000,000. Pursuant to the Asset Purchase Agreement, we also agreed to hire certain employees of Ainos KY on terms equal to the compensation arrangements undertaken by Ainos KY. From and after the closing, we have no responsibility, duty or liability with respect to any employee benefit plans of Ainos KY.

Under the Asset Purchase Agreement, we issued to Ainos KY a non-interest bearing convertible promissory note in the principal amount of $26,000,000. The principal sum of the convertible note is payable in cash on January 30, 2027, although we may prepay in whole or in part without penalty. If not earlier repaid, the convertible note will be converted into shares of our common stock or such other securities or property for which the convertible note may become convertible, immediately prior to the closing of any public offering of our common stock as result of which our common stock will be listed on a U.S. stock exchange. The conversion price, subject to certain adjustments, will be 80% of the initial public offering price of such offering. We incurred $26,000,000 as account payable related to the Asset Purchase Agreement as we booked the related assets in 2021.

Other Liquidity and Capital Resource Factors

Our total cash and cash equivalents were $1,751,499 for 2021 and $22,245 for 2020, representing an increase of $1,729,254 mainly attributable to financing activities. Our net cash from financing activities increased to $3,154,373 for 2021 from $120,000 for 2020 due to the issuance of additional convertible notes to certain related parties in 2021. Our total convertible notes payable and other notes payable to related parties increased to $3,589,931 in 2021 from $953,001 in 2020.

We incurred net operating outflow of $1,249,977 for 2021 and $499,551 for 2020. While our revenues grew in 2021, our acquisition of intellectual property, increased staffing, and investment in research and developments increased our expenses and resulted in higher net losses ($3,888,661). These higher net losses were partially offset by increased amortization for acquisition of intellectual property to $2,044,447 for 2021 from $14,698 for 2020.

In 2021, in accordance with the SPA, Ainos KY provided us $3,000,000 in working capital advances. In exchange for the advances, we issued convertible notes in the aggregate principal amount of $3,000,000 with an interest rate of 1.85% per annum. The notes have maturity dates ranging from October 2021 to June 2022. They are convertible at Ainos KY’s election into shares of our common stock at a conversion price of $0.20 per share.

Between January 2016 and April 2021, we issued multiple convertible promissory notes to Mr. Stephen Chen, our former Chairman, CEO and CFO, for deferred compensation and working capital loans. The total principal of these convertible promissory notes decreased to $376,526 in December 2021 from $670,991 in 2020. In 2021, Mr. Chen assigned certain notes and the assigned notes were subsequently converted into our common shares.

As of December 31, 2021, we had negative working capital, incurred recurring losses and recurring negative cash flow from operating activities, and an increase in our cumulative liabilities. Accordingly, there is substantial doubt as to our ability to continue as a going concern. See Note 1 to the Financial Statements included herein for more information. Our ability to continue operations depends on our success in generating and increasing revenues as well as our ability to secure external financing, when necessary, to fund strategic objectives. We expect to continue to incur losses for the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities.

We anticipate business revenues and further potential financial support from our majority shareholder, Ainos KY, or others, to fund our operations over the next twelve months. However, there can be no assurance that we will be successful in our efforts to make us profitable. If these efforts are not successful, we may need to raise additional capital through the issuance of equity securities, debt financings or other sources in order to further implement our business plan or we will need to reevaluate our business plan and operating budgets.

In 2022 we intend to focus on commercializing our POCT medical devices and developing our CICCT program. Our near-term liquidity requirements will include expenses for clinical trials, regulatory clearances, and marketing to commercialize our POCT devices, including the Ainos COVID-19 Nucleic Acid Test, the Ainos Flora, the Ainos Pen and our CICCT program. We also intend to increase staffing for general administration, marketing and technology development purposes.

On March 4, 2022, we issued a non-convertible note to Ainos KY in the principal amount of $800,000, at a 1.85% per annum interest rate, with a maturity date of February 28, 2023. We intend to use the proceeds from the note for working capital.

In 2023 and beyond, we intend to invest in research and development and clinical trial spending to advance our VELDONA development efforts for disease indications such as thrombocytopenia and Sjögren’s syndrome. We also plan on investing in clinical trials and regulatory approval for the CHS430 device, in collaboration with TCNT, and clinical trial expenses for our SRNA program.

Critical Accounting Policies

For a discussion of accounting policies considered to be critical given they involve estimates and judgments made by management and are important for our investors’ understanding of our operating results and financial condition, see the Notes to the Financial Statements included elsewhere in this document.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

We have not experienced any material impact to our internal controls over financial reporting even though our workforce continues to primarily work-from-home due to COVID-19. We are continually monitoring and assessing the COVID-19 situation and its impact on our internal controls.

ITEM 9B. OTHER INFORMATON

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of December 31, 2021, the directors and executive officers of the Company were as follows:

Name	Age	Position
Chun-Hsien Tsai	52	Chairman, President & Chief Executive Officer
Hui-Lan Wu	61	Chief Financial Officer
Lawrence K. Lin	53	Executive Vice President of Operations
Wen-Han Chang	58	Director
Yao-Chung Chiang	68	Director
Hsiu-Chen Chiu	46	Director
Ting-Chuan Lee	38	Director
Chun-Jung Tsai	50	Director
Chung-Yi Tsai	45	Director

Chun-Hsien Tsai. Mr. Tsai has served as our Chairman of the Board of Directors, President, Chief Executive Officer, and as a director since April 15, 2021. From April 15, 2021 until August 11, 2021, he also served as Chief Financial Officer. He concurrently serves as the CEO and Chairman of the Board of Directors of Ainos KY, as the Chairman of the Board of Directors of Taiwan Carbon Nano Technology Co., and as the Chief Executive Officer and director of AI Nose Corporation. Mr. Tsai has served as Chairman and CEO of Taiwan Carbon Nano Technology since July 2018, as a director and President of Ainos KY since October 2017, and in each of his other roles since 2012. In his capacity as the Chief Executive Officer of Taiwan Carbon Nano Technology Co., Mr. Tsai oversaw the completion of the world’s first carbon nanotube reactor. Mr. Tsai also currently serves as a member of the Taiwan Energy Storage Alliance and a member of the China Alternative Energy Association. Mr. Tsai owns more than 150 patents. Mr. Chun-Hsien Tsai is the brother of Mr. Chung-Yi Tsai and Mr. Chun-Jung Tsai. He is also the husband of Ms. Ting-Chuan Lee.

Hui-Lan Wu. Ms. Wu has served as our Chief Financial Officer since August 11, 2021. She has nearly 30 years of accounting, audit and management consulting experience. Before joining Ainos, Ms. Wu was a partner at KPMG Taiwan where she provided audit services to private and public companies in the technology, medical and chemical material sectors. She has mentored startup companies at the Center of Industry Accelerator and Patent Strategy at the National Yang Ming Chiao Tung University, and iLab Accelerator in Taiwan. Ms. Wu has devoted herself to promote impact investing in Taiwan. She received her Executive MBA from National Yang Ming Chiao Tung University and is a Certified Public Accountant in Taiwan and China.

Lawrence K. Lin. Mr. Lin has served as Executive Vice President of Operations since August 1, 2021. Prior to his appointment, Mr. Lin served as Executive Advisor to the previous CEO and chairman of the Company and provided executive management consulting for Aquahelio Resources LLC, an unaffiliated company. Mr. Lin brings more than 30 years of global cross-border strategic management consulting and financial investment experience at leading institutional corporates, such as Andersen Consulting, Salomon Smith Barney, and Credit Suisse First Boston. Mr. Lin has managed investment assets across several geographical locations, including the U.S., China and Taiwan, and advised on many private capital and structured public equity transactions for issuers in real estate, healthcare and consumer sectors. He spent nearly 15 years as an entrepreneur managing an independent Shanghai-based advisory and merchant banking practice where he completed numerous corporate acquisition and investment financing advisory mandates. Mr. Lin has a dual MBA in Finance & International Business from New York University- Stern School of Business.

Wen-Han Chang. Mr. Chang has served as a member of the Company’s Board of Directors since April 2021. He concurrently serves as the chairperson of our Compensation Committee and a member of our Audit Committee since August 2021. He also currently serves as the President of the Health Intelligent Medical Technology Development Society, the President of the Taiwan Society of Health Technology and Intelligence Medicine, and the Executive Director of the Taiwan Society of Geriatric Emergency & Critical Care Medicine. In addition, Mr. Chang is an Honorary President of the Taiwan Society of Engineering Technology and Practical Medicine, a Director on the board of directors of the Taiwan Society of Emergency Medicine, a Director on the board of directors of the Taiwan Society of Emergency Management Medicine, and a Supervisor of the Emergency and Critical Care Medicine Society. From September 2015 to May 2019, Mr. Change served as a Vice President General at Mackay Memorial Hospital.

Yao-Chung Chiang. Mr. Chiang has served as a member of the Company’s Board of Directors since April 2021. He concurrently serves as a member of our Audit Committee since August 2021. He is also the current Chairman of the board of directors of the Taiwan High Speed Rail Corporation. Mr. Chiang has previously served as the Chairman of the board of directors for the China Steel Chemical Corporation, Kaohsiung Rapid Transit Corporation, China Steel Corporation and China Airlines. Mr. Chiang holds a Ph.D. in Mechanical Engineering from the University of Wisconsin-Madison and a master’s degree in Mechanical Engineering from the National Cheung Kung University.

Hsiu-Chen Chiu. Ms. Chiu has served as a member of the Company’s Board of Directors since April 2021. She concurrently serves as the chairperson of our Audit Committee since August 2021. She is currently an Attorney-at-Law at the DaSheng International Law Firm, with certifications to practice law in both China and Taiwan, including Taiwan patent and trademark matters. Ms. Chiu received her Ph.D. from Tsinghua University in China and her LL.M. from the National Cheng-Chi University in Taiwan.

Ting-Chuan Lee. Ms. Lee has served as a member of the Company’s Board of Directors since April 2021. She has served as a director on the board of directors of Taiwan Carbon Nano Technology Co. since 2012. From 2012 to 2017, Ms. Lee served as the Chairman of the board of directors of Taiwan Carbon Nano Technology Co. Ms. Lee holds a master’s degree of science from the National Taiwan University and a bachelor’s of science degree from the National Cheung Kung University. Ms. Lee is the spouse of Mr. Chung-Hsien Tsai.

Chun-Jung Tsai. Mr. Tsai has served as a member of our Board of Directors since April 2021. Mr. Tsai is also a member of the board of directors of Ainos KY. He concurrently serves as the Executive Director of Ainos, Inc., a Cayman Islands corporation and as the Executive Director of Taiwan Carbon Nano Technology Co. In his capacity as the Executive Director of Taiwan Carbon Nano Technology Co., Mr. Tsai oversaw the completion of the world’s first carbon nanotube reactor. Mr. Chun-Jung Tsai is the brother of Mr. Chun-Hsien Tsai and Mr. Chung-Yi Tsai.

Chung-Yi Tsai. Mr. Tsai has served as a member of our Board of Directors since April 2021. He has served as the Executive Business Manager in the Automotive Business Unit of Maxim Integrated since November 2019, where he manages the high voltage (off battery) power management ICs for automotive ADAs & safety, information, telematics & head unit applications. From October 2013 through November 2019, Mr. Tsai served as a Senior Product Marketing Manager in the Battery & Optical Business Unit of Intersil Corporation. In such role, Mr. Tsai managed computer core power, battery charger and USB/USB power delivery product lines focused on computing and consumer markets. Mr. Chung-Yi Tsai is the brother of Mr. Chun-Hsien Tsai and Mr. Chun-Jung Tsai.

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

Officers are elected by the Board of Directors and serve at the discretion of the Board.

Audit Committee

Our Audit Committee consists of Mr. Wen-Han Chang, Mr. Yao-Chung Chiang and Ms. Hsiu-Chen Chiu, each of whom has been determined to be “independent” under applicable independence standards, the Board of Director’s Corporate Governance Policies and the Charter of our Audit Committee. Ms. Chiu currently serves as Chairperson of our Audit Committee. Our Board has determined that each of the members of the Audit Committee is able to read and understand fundamental financial statements, including the Company’s balance sheet, statement of operations and cash flow statement.

In addition, our Board has determined that Mr. Wen-Han Chang and Mr. Yao-Chung Chiang qualify as “audit committee financial experts” as defined by applicable SEC regulations. The Board reached its conclusion as to Mr. Chang and Mr. Chiang qualification based on, among other things:

•	Mr. Chang served as vice president of a medical center in Taiwan and chairperson of many medical associations and foundations with executive oversight of complex financial transactions and accounting and audit compliance matters.
•	Mr. Chiang served as Chairman of multiple publicly-listed companies in Taiwan including Taiwan High Speed Rail Corporation, China Airlines, China Steel Corporation, and China Steel Chemical Corporation. Mr. Chiang has extensive experience in financial oversight.

The duties and responsibilities of the Audit Committee are set forth in its charter, which may be found on the Corporate Governance page of our Investor Relations website, include the following:

•	selecting our independent registered public accounting firm and reviewing its qualifications, independence and performance;
•	reviewing the audit plans of our internal auditors and any significant reports prepared by our internal auditors as well as management’s responses;
•	in consultation with management and the Company’s internal and external auditors, reviewing the Company’s guidelines and policies with respect to risk assessment, risk management and internal financial and disclosure controls; and
•	reviewing any material written communications between the independent registered public accounting firm and management, including any management or internal control letter issued or proposed to be issued by the independent registered public accounting firm and management’s response, if any.

From time to time, the Company may engage an independent internal control auditor who consults with the Company on its existing internal controls and possible changes or augmentations to those controls.

Compensation Committee

Our Compensation Committee currently consists of Wen-Han Chang and Ms. Hsiu-Chen Chiu. Mr. Chang currently serves as the Chairperson of our Compensation Committee. The duties and responsibilities of the Compensation Committee are set forth in its charter, which may be on the Corporate Governance page of our Investor Relations website, include the following:

•	reviewing, modifying (as needed) and approving the salary, variable compensation, equity compensation and any other compensation and terms of employment of the Company’s Chief Executive Officer;
•	reviewing and approving corporate performance goals, the structure and method for determining the terms of overall executive variable compensation or other compensatory plans, method of determination of individual goals for executives and other senior management, and payment of individual executive variable compensation to the extent such variable compensation contains a discretionary component; and
•	reviewing, modifying (as needed) and approving the Company’s overall compensation plans and structure, including the Company’s overall compensation philosophy.

Director Independence

Ainos KY controls, and is expected to continue to control, a majority of the voting power of the Common Stock. As a result, Ainos KY is able to elect all of the directors of the Company. Our Board of Directors has determined that Mr. Chang, Mr. Chiang and Ms. Chiu are “independent directors” as determined under the standards of the Nasdaq Stock Market. The Board has adopted Nasdaq’s standards as its metric for director independence.

Code of Business Conduct and Ethics

We adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer or persons performing similar functions. A copy of the code is posted on our corporate website at www.ainos.com and was filed in our Form 8-K as Exhibit 5.05 with the SEC on August 26, 2021 and is attached hereto as Exhibit 14.1 and is incorporated herein by this reference. In addition, we intend to post on our website all disclosures that are required by law or listing standards concerning any amendments to, or waivers from, any provision of the code. The information contained in, or accessible through, our website does not constitute a part of this report. We have included our website address in this report solely as an inactive textual reference.

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires directors and officers of the Company and persons who own more than 10% of the Company’s common stock to file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of the common stock. Directors, officers and more than 10% shareholders are required by the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge based solely on a review of the copies of such reports furnished to the Company, the following persons have failed to file, on a timely basis, the identified reports required by the Exchange Act during the most recent fiscal year:

Name and Principal Position	Number of Late Reports	Known Failures to File a Required Form
Ainos KY, majority shareholder	0	0
Chun-Hsien Tsai, Chairman of the Board, Chief Executive Officer, and President	0	0
Dr. Stephen T. Chen, Shareholder	0	0
Hung Lan Lee	0	0
Hui-Lan Wu, Chief Financial Officer*	2	0
Lawrence K. Lin, Executive Vice President	0	0
Wen-Han Chang, Director	0	0
Yao-Chung Chiang, Director	0	0
Hsiu-Chen Chiu, Director	0	0
Ting-Chuan Lee, Director	0	0
Chun-Jung Tsai, Director	0	0
Chung-Yi Tsai, Director	0	0

* Hui-Lan Wu, Chief Financial Officer, was appointed effective August 11, 2021, filed Form 3 on January 6, 2022 and filed Form 4 on January 6, 2022 due to delays in obtaining a Form ID and related EDGAR access code.

ITEM 11. EXECUTIVE COMPENSATION.

As a “smaller reporting company” under SEC rules, our named executive officers during the fiscal year January 1, 2021 through December 31, 2021 (collectively, the “Named Executive Officers”) were as follows:

•	Mr. Chun-Hsien Tsai, Chairman, President & Chief Executive Officer;
•	Ms. Hui-Lan Wu, Chief Financial Officer;
•	Mr. Lawrence K. Lin, Executive Vice President of Operations;
•	Dr. Stephen T. Chen, our former Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer; and
•	Bernard Cohen, our former Vice President – Administration.

No other executive officers received total annual compensation during the fiscal year ended December 31, 2021 in excess of $100,000.

Summary Compensation Table

The following table sets forth certain information relating to the total compensation earned for services rendered to us in all capacities by our Named Executive Officer:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Total ($)
Chun-Hsien Tsai(1)	2021	45,044	18,014	—	—	63,058
Chairman of the Board & Chief Executive Officer

Hui-Lan Wu(2)	2021	41,449	11,034	—	—	52,483
Chief Financial Officer

Lawrence K. Lin(3)	2021	60,000	—	—	468,950	528,950
EVP Operations

Dr. Stephen T. Chen(4)	2021	975	—	33,333	—	34,308
Former Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer	2020	240,975	—	100,000	—	340,975

Bernard Cohen(5)	2021	18,846	—	3,167	—	22,013
Former VP - Administration	2020	71,085	—	12,000	—	83,085

(1)	Mr. Chun-Hsieh Tsai was appointed Chairman of the Board, Chief Executive Officer and President, effective as of April 15, 2021.
(2)	Ms. Hui-Lan (Celia) Wu was appointed Chief Financial Officer, effective as of August 11, 2021.
(3)	Mr. Lawrence K. Lin was appointed Executive Vice-President of Operations, effective as of August 1, 2021. Mr. Lin indirectly owns 452,617 warrants issued on November 25, 2020 to i2China Management Group, LLC (“i2China”), of which Mr. Lin is the sole member; a non-convertible note issued to i2China on January 1, 2020 with a principal amount of $84,000; and convertible notes issued to i2China with a total principal and accrued interest amount of $103,342 that were converted into 413,368 shares of common stock on December 27, 2021 at a conversion price of $0.25 per share.
(4)	Dr. Chen resigned as Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer, effective as of April 15, 2021.
(5)	Mr. Cohen resigned as Vice President – Administration, effective as of April 15, 2021.

Employment Arrangements

Effective April 15, 2021, our Board appointed Mr. Chun-Hsien Tsai to serve as Chief Executive Officer. Mr. Tsai will receive a monthly salary of 250,000 NT$ (equivalent to approximately $8,929), a year-end bonus of two months’ salary, and a variable compensation based on Company profit targets decided by the Company’s Compensation Committee, and payable as 10-30% of total annual compensation in the form of cash, securities and/or other discretionary remuneration. An initial equity grant to Mr. Tsai will be determined by the Compensation Committee at a later date. Other benefits, including labor insurance, health insurance and other benefits, will be based on local regulations and the Company’s policies.

Effective August 11, 2021, our Board appointed Ms. Hui-Lan (“Celia”) Wu to serve as Chief Financial Officer. Ms. Wu will receive a monthly salary of 230,000 NT$ (equivalent to approximately $8,214), a year-end bonus of 2 months’ salary, and a variable compensation based on Company profit targets decided by the Company’s Compensation Committee, and payable as 10-30% of total annual compensation in the form of cash, securities and/or other discretionary remuneration. An initial equity grant to Ms. Wu will be determined by the Compensation Committee at a later date. Other benefits, including labor insurance, health insurance and other benefits, will be based on local regulations and the Company’s policies.

Effective August 1, 2021, we entered into an employment contract with Mr. Lawrence K. Lin in connection with his election as Executive Vice President of Operations (the “LL Agreement”). The LL Agreement is effective for three years and may be extended for an additional years on the same terms and conditions upon mutual agreement. Under the LL Agreement, Mr. Lin will receive a monthly salary of $12,000, vesting stock options for 500,000 shares in the Company’s 2018 Officers, Directors, Employees and Consultants Non-Qualified Stock Option Plan, and a bonus of 10,000 shares in the Company’s common stock upon the Company’s successful listing on a Major National Exchange (as defined in the LL Agreement), and normal and customary benefits available to the Company’s employees. Mr. Lin is the sole member of i2China Management Group, LLC (“i2China”), a consultant previously engaged by the Company. Mr. Lin indirectly owns 452,617 warrants issued on November 25, 2020 to i2China; a non-convertible note issued to i2China on January 1, 2020 with a principal amount of $84,000; and convertible notes issued to i2China with a total principal and accrued interest amount of $103,342, that were converted into 413,368 shares of common stock on December 27, 2021 at a conversion price of $0.25 per share

We previously hired Dr. Stephen T. Chen under an employment contract for the period January 1, 2018 through December 31, 2020 (“Prior Chen Contract”). On January 1, 2021 an employment agreement for a 3-month term was executed reflecting the same material terms and conditions of the Prior Chen Contract which includes (i) a $240,000 annual salary, (ii) $100,000 in Company shares payable quarterly based on the average share price of the closing quotes for the one month preceding issuance (referred to in the table as “Other Compensation”), (iii) certain employee benefits available to the our employees, and (iv) reimbursement of expenses made on behalf of the Company. The Company and Dr. Chen also executed a Settlement Agreement and Mutual General Release made effective December 24, 2020 covering any employment-related claims arising under the Prior Chen Contract. The Company and Dr. Chen also entered into an Intellectual Property Assignment Agreement made effective January 19, 2021 whereby Dr. Chen has assigned all right, title, and interest to certain patents, trademarks, and other intellectual property created or developed during Dr. Chen’s employment with the Company.

We previously hired Mr. Cohen under an employment contract for the period January 1, 2018 through December 31, 2020 (“Prior Cohen Contract”). On January 1, 2021, an employment agreement for a 3-month term was executed reflecting the same material terms and conditions of the Prior Cohen Contract which includes, (i) a $70,000 annual salary, (ii) $1,000 per month in Company shares paid monthly based on the average share price of the closing quotes for the one month preceding issuance (referred to in the table as “Other Compensation”), (iii) certain employee benefits available to the Company’s employees, and (iv) reimbursement of expenses made on behalf of the Company. The Company and Mr. Cohen also executed a Settlement Agreement and Mutual General Release made effective December 24, 2020 covering any employment-related claims arising under the Prior Cohen Contract. The Company and Mr. Cohen also entered into an Intellectual Property Assignment Agreement made effective January 19, 2021 whereby Mr. Cohen has assigned all right, title, and interest to certain patents, trademarks, and other intellectual property created or developed during Mr. Cohen’s employment with the Company.

Outstanding Equity Awards at Fiscal Year-End

Name and Principal Position	No. of securities underlying unexercised options (#) exercisable	No. of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned option (#)	Option exercise price ($)	Option expiration date
Chun-Hsien Tsai	-	-	-	-	-
Chairman of the Board & Chief Executive Officer

Hui-Lan Wu	-	-	-	-	-
Chief Financial Officer

Lawrence K. Lin(1)	-	500,000	-	0.38	07/31/31
EVP Operations

Dr. Stephen T. Chen	-	-	-	-	-
Former Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

Bernard Cohen	-	-	-	-	-
Former VP - Administration

(1)	Mr. Lawrence K. Lin indirectly owns 452,617 warrants issued on November 25, 2020 to i2China Management Group, LLC (“i2China”), of which Mr. Lin is the sole member; a non-convertible note issued to i2China on January 1, 2020 with a principal amount of $84,000; and convertible notes issued to i2China with a total principal and accrued interest amount of $103,342 that were converted into 413,368 shares of common stock on December 27, 2021 at a conversion price of $0.25 per share.

Option Grants in 2021

On August 1, 2021, Lawrence Lin was hired as our Executive Vice President of Operations and in recognition for Mr. Lin’s prior services he was granted non-qualified stock options for 500,000 shares in the Company’s voting common stock under the 2018-NQSOP that will vest over a period of 3 years from August 1, 2021 through July 31, 2024. In accordance to the 2018-NQSOP, the stock options are exercisable at $0.38 per share within 10 years of August 1, 2021.

Director Compensation for Last Fiscal Year

The following table summarizes the total compensation we paid to our non-employee directors for the fiscal year ended December 31, 2021:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Wen-Han Chang	14,659	-	-	14,659
Yao-Chung Chiang	11,441	-	-	11,441
Hsiu-Chen Chiu	15,732	-	-	15,732
Chung-Yi Tsai	8,581	-	-	8,581
Yasushi Chikagami(2)	-	-	-	-
Daniel Fisher(2)	-	-	-	-
Nicholas Moren(2)	-	-	-	-
Edward L. Morris(2)	-	-	-	-
Dr. Beatrice Liu(2)	-	-	-	-

(1)	Mr. Chun-Hsien Tsai, Chairman of the Board, not listed here, is also Chief Executive Officer and does not receive additional compensation for this service on the Board.
(2)	Mr. Chikagami, Mr. Fisher, Mr. Moren, Mr. Morris and Ms. Liu resigned from the Board, effective as of April 15, 2021.

Pursuant to the 2021-NEDCP, four non-employee directors of the Company are entitled to 330,000 Restricted Stock Units (“RSUs”) upon their appointment to the Board on April 15, 2021. The RSUs are held in reserve pending approval of the 2021 Stock Incentive Plan by our shareholders.

Directors receive $1,000 compensation for attendance at directors’ meetings and $250 for regularly scheduled teleconference meetings. There were no regularly scheduled meetings during 2021 for which the attendance or teleconference fee was due to directors. The Board enacted corporate actions through written consent and special meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2021:

•	by each person, or group of affiliated persons, known by us to own beneficially 5% or more of any class of our voting securities;
•	by each of our Named Executive Officers;
•	by each of our directors; and
•	by all our current executive officers and directors as a group.

As of December 31, 2021, there were 144,379,308 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of common stock subject to stock options, convertible notes and debentures and warrants that are currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2021, are deemed to be outstanding for purposes of computing the percentage ownership of that person but are not treated as outstanding for computing the percentage ownership of any other person. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Except as otherwise indicated, the address of each stockholder is c/o Ainos, Inc. at 8880 Rio San Diego Drive, Suite 800, San Diego, CA, 92108.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Shares of Common Stock Beneficially Owned(1)

Security Ownership of Certain Beneficial Owners:
Ainos, Inc. (“Ainos KY”) (2)	125,461,117	77.64%
Dr. Stephen T. Chen	10,076,901	6.88%

Security Ownership of Management and Directors:
Chun-Hsien Tsai	-	-
Hui-Lan Wu	-	-
Lawrence K. Lin(3)	1,119,208	0.77%
Chung-Yi Tsai	-	-
Chun-Jung Tsai	-	-
Ting-Chuan Lee	-	-
Wen-Han Chang	-	-
Yao-Chung Chiang	-	-
Hsiu-Chen Chiu	3,001,500	2.08%
Executive officers and directors as a group - 9 persons	4,120,708	2.85%

(1)	As of December 31, 2021, applicable percentage ownership is based on 163,915,625 shares of common stock consisting of 144,379,308 shares issued; shares reserved for note conversions 17,213,700; shares reserved for future issuance of RSUs for non-employee directors 1,320,000; held for future exercise of stock options 550,000; and shares reserved for warrant conversion 452,617.
(2)	Our majority shareholder, Ainos KY, controls approximately 77.64% of the voting power of our common stock. Ainos KY’s voting power calculation reflects its ownership in the common stock of our company in addition to the effect of a Voting Agreement dated December 9, 2021 with Stephen T. Chen, Virginia M. Chen, the Stephen T. Chen and Virginia M. Chen Living Trust, dated April 12, 2018, and Hung Lan Lee.
(3)	Lawrence K. Lin has a total beneficial ownership of 1,119,208 shares through the following: (i) 253,223 shares under Mr. Lin’s name; (ii) 413,368 shares beneficially owned by i2China Management Group, LLC (“i2China), of which he is the sole member; and (iii) 452,617 shares reserved for warrants, beneficially owned by i2China on demand.

Change in Control

Ainos KY acquired a majority of the voting common stock of the Company upon closing the SPA on April 15, 2021 and thereafter entered into the Ainos KY Voting Agreement. The net result of both transactions resulted in Ainos KY obtaining 77.64% voting power of the common stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following is a summary of related party transactions in 2021 and 2020 to which we have been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2021 and 2020, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest, other than compensation arrangements which are described in Part II, Item 5 “Market for the Registrant’s Common Equity and Related Shareholder Matters, and Issuer Purchases of Equity Securities, and Part III, Item 11 “Executive Compensation.”

Name of the related party	Relationship	Description

Taiwan Carbon Nano Technology Corporation (“TCNT”)	Affiliated company	TCNT is the majority shareholder of Ainos KY

Ainos, Inc. (Cayman Island) (“Ainos KY”)	Affiliated company	Ainos KY is the majority shareholder of the Company

ASE Technology Holding	Affiliated company	Sole owner of ASE Test Inc. which is Ainos KY’s board member and has more than 10% of the voting rights in Ainos KY

Dr. Stephen T. Chen	Ainos’ former Chairman, President, CEO and CFO	Shareholder with more than 5% of the Company voting rights in 2021 and 2020

Purchase of intangible assets and equipment

Securities Purchase Agreement

On April 15, 2021, we consummated the Securities Purchase Agreement with Ainos KY. Pursuant to the Securities Purchase Agreement, we issued 100,000,000 shares of common stock at $0.20 per share to Ainos KY in exchange for certain patent assignments, increased its authorized common stock to 300,000,000 shares, and changed the Company’s name to “Ainos, Inc.” Immediately after the consummation of the transaction Ainos KY owned approximately 70.30% of the Company’s issued and outstanding shares of common stock.

Asset Purchase Agreement

On November 18, 2021, we entered into an Asset Purchase Agreement as modified by an Amended and Restated Asset Purchase Agreement dated as of January 29, 2022 (the “Asset Purchase Agreement”) with Ainos KY. We closed the transaction on January 30, 2022. See Notes 2, 3, and 12 of our Notes to Financial Statements for a discussion of the transaction.

Pursuant to the Asset Purchase Agreement, we acquired certain intellectual property assets set forth on Exhibit A of the Agreement (the “IP Assets”) and certain manufacturing, testing, and office equipment set forth on Exhibit B of the Agreement (the “Equipment”) for a total purchase price of $26,000,000 (the “Purchase Price”). The Purchase Price included $24,886,023 of for intangible intellectual property assets and $1,113,977 in equipment. As payment of the purchase price, we issued to Ainos KY a Convertible Promissory Note in the principal amount of $26,000,000 (the “Convertible Note”) upon closing on January 30, 2022.

Certain employees of Ainos KY were transferred to the Company as set forth in Exhibit D of the Agreement (the “Employees”) who are responsible for research and development of the IP Assets and/or Equipment on terms at least equal to the compensation arrangements undertaken by the Seller. From and after the Closing, we will have no responsibility, duty or liability with respect to any employee benefit plans of Ainos KY.

The principal sum of the Convertible Note is payable in cash on January 30, 2027, although we may prepay the Convertible Note in whole or in part without penalty. The Convertible Note is non-interest bearing. If not earlier repaid, the Convertible Note will be converted into shares of common stock, $0.01 par value per share (the “Common Stock”), of the Company, or such other securities or property for which the Convertible Note may become convertible, immediately prior to the closing of any public offering of the Company’s common stock as result of which the Company’s common stock will be listed on a U.S. stock exchange. The conversion price, subject to certain adjustments described in Section 2(b) of the Convertible Note, will be 80% of the initial public offering, if any, price of the offering. For more information, please refer to the disclosure in Notes 2, 3 and 12 of our Notes to Financial Statements.

Related Party Financing

All convertible and other notes payable were issued either as a result of financing or deferred compensation provided by shareholders. As of December 31, 2021 and December 31, 2020, the convertible notes payable and non-convertible notes payable for related parties totaled $3,505,931 and $805,001, respectively. Refer to Notes 4 and 5 of our Notes to Financial Statements, which are incorporated herein by this reference, for more information.

Other transactions

COVID-19 Test Kits Sales and Marketing Agreement with Ainos KY

On June 14, 2021, we entered into an exclusive agreement with Ainos KY to serve as the master sales and marketing agent for the Ainos COVID-19 antigen rapid test kit and COVID-19 nucleic acid test kits which are manufactured by TCNT. On June 7, 2021, the TFDA issued an emergency use authorization to TCNT for the Ainos COVID-19 antigen rapid test kit that will be sold and marketed under the “Ainos” brand in Taiwan. As TCNT secures regulatory authorizations from foreign regulatory agencies, we expect to partner with regional distributors to promote sales in other strategic markets. We purchased $183,444 of COVID-19 antigen rapid test kit inventory from TCNT for the year ended December 31, 2021 and $0 in 2020.

Ainos – TCNT Product Development

On August 1, 2021, we entered into a five-year product development agreement with TCNT. Pursuant to the agreement both parties will endeavor to work together to develop pharmaceutical, medical and preventive medicine related products, with the Company being the exclusive sales agent. We will bear the cost associated with product development and TCNT will make accessible its personnel and facilities. Both parties shall each jointly own the intellectual property rights of all research results of the co-development collaboration. As a result, we incurred product development expenses totaling $205,883 as of December 31, 2021 and accrued payable of $65,156 as of December 31, 2021 and $0 in product development expenses in 2020.

COVID-19 Antigen Rapid Test Kits Sales

We sold Covid-19 antigen rapid test kits to ASE Technology Holding totaling $209,468 for the year ended December 31, 2021 and $0 in 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

On October 4, 2021, we engaged PricewaterhouseCoopers, Taiwan (“PWC”) as independent accountants of Ainos Inc. Taiwan Branch (“Audit Engagement”). The Audit Engagement covers audit services for the years ending December 31, 2021 and 2022 and PWC will issue interfirm audit reports for group reporting purposes to the Company’s group audit firm, PWR CPA, LLP (“PWR”).

The aggregate fees billed by our independent auditors, PWR for professional services rendered for the audit of our annual financial statements, and for the review of quarterly financial statements for the fiscal years ended December 31, 2021 and 2020, were:

	2021	2020
PWR	$35,500	$35,000
PWC	$34,600	$0

Audit fees incurred by the Company were pre-approved by the Board of Directors.

Audit Related Fees: None.

Tax Fees

We have engaged Johnson & Sheldon, PLLC as our certified public accountant for corporate tax preparation and filing, with the incurred fees of $5,975 in 2021 and $4,730 in 2020, respectively.

The Company engaged PWC under separate agreements dated October 4, 2021 in respect to compliance with Taiwan corporate income tax requirements for the tax years ending December 31, 2021 and 2022 (“Taiwan Tax Engagement”). The incurred fees for the Taiwan Tax Engagement billed by PWC in 2021 were $2,400.

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

The Company engaged PWC under separate agreements dated October 4, 2021 for PWC to render advisory services in connection to the Company’s internal controls over financial reporting as required under section 404 of the Sarbanes-Oxley Act (“SOX Engagement”).

The Board of Directors has considered the nature and amount of fees billed by PWR and PWC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining PWR and PWC’s independence.

Accountant Approval Policy

Before an accountant is engaged by the Company to perform audit or non-audit services, the accountant must be approved by the Company’s Audit Committee or the Executive Committee in the absence of an Audit Committee. We filed the Charter of the Audit Committee of the Board of Directors in our Form 10-Q with the SEC on November 15, 2021 which describes the committee’s pre-approval policies and procedures, attached hereto as Exhibit 99(ii) and is incorporated by this reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2021 and 2020

Statements of Cash Flows for the years ended December 31, 2021 and 2020

Notes to Financial Statements for the years ended December 31, 2021 and 2020

EXHIBIT INDEX

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-K	FILING DATE WITH SEC	FORM	EXH #	HYPERLINK TO FILINGS

3.1(i)	Restated Certificate of Formation of the Company, dated and filed July 27, 2015		3/30/2016	10-K	3.i.	Restated Certificate of Formation of the Company, dated and filed July 27, 2015.
3.1(ii)	Bylaws of the Company, as amended July 10, 2015		3/30/2016	10-K	3.ii.	Bylaws of the Company, as amended July 10, 2015.
4.1(i)	Specimen Common Stock Certificate		8/8/1996	SB-2	4.1	Specimen Common Stock Certificate.
4.1(ii)	Form of Underwriter’s Warrant		8/8/1996	SB-2	4.2	Form of Underwriter’s Warrant.
10(i)	Securities Purchase Agreement		12/30/2020	8-K	2.1	https://www.sec.gov/Archives/edgar/data/1014763/000165495420014016/amar_ex2-1.htm
10(ii)	Form 8-K Reporting Closing of Securities Purchase Agreement		4/21/2021	8-K		https://www.sec.gov/Archives/edgar/data/1014763/000165495421004461/amar_8k.htm
10(iii)	Sales and Marketing Agreement +	X
10(iv)	Asset Purchase Agreement		11/22/2021	8-K	2.1	https://www.sec.gov/Archives/edgar/data/1014763/000165495421012513/aimd_ex21.htm

10(v)	Form 8-K Reporting Closing of Asset Purchase Agreement		2/3/2022	8-K		https://www.sec.gov/ix?doc=/Archives/edgar/data/0001014763/000165495422001066/aimd_8k.htm
10(vi)	Oral Antiviral Therapy Development and Sales Agreement between the Company and InnoPharmax, Inc. dated December 7, 2021	X
10(vii)	Form 8-K Reporting Oral Antiviral Therapy Development and Sales Agreement between the Company and InnoPharmax, Inc. dated December 7, 2021		12/8/2021			https://www.sec.gov/ix?doc=/Archives/edgar/data/1014763/000165495421012947/aimd_8k.htm
10(viii)	2018 Employee Stock Option Plan *		4/16/2019	10-K	10.72	2018 Employee Stock Option Plan
10.1(ix)	2018 Stock Option Agreement – Employee Plan *		4/16/2019	10-K	10.75	Stock Option Agreement – Employee Plan
10(x)	2018 Officer, Directors, Employees and Consultants Nonqualified Stock Option Plan *		4/16/2019	10-K	10.73	2018 Officer, Directors, Employees and Consultants Nonqualified Stock Option Plan
10(xi)	2018 Stock Option Agreement – Nonqualified Stock Option *		4/16/2019	10-K	10.74	Stock Option Agreement – Nonqualified Stock Option
10(xii)	2021 Employee Stock Purchase Plan *	X
10(xiii)	2021 Stock Incentive Plan *	X
10(xiv)	Non-Employee Director Compensation Policy *	X
14.1	Code of Ethics		8/26/2021	8-K	5.05	https://www.sec.gov/Archives/edgar/data/1014763/000165495421009457/amar_ex141.htm
23.1	Consent of PWR CPA LLP, independent registered accounting firm	X	3/18/2022	10-K	23.1
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X	3/18/2022	10-K	31.1
32.1	Certification Of Principal Executive Officer And Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	X	3/18/2022	10-K	32.1
99(i)	Exhibit List of Company Patents	X
99(ii)	Charter of the Audit Committee of the Board			10-Q	99.3	https://www.sec.gov/Archives/edgar/data/0001014763/000165495421012154/aimd_ex993.htm
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104.1	Cover Page Interactive Data File	X

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

AINOS, INC.

Date: March 21, 2022	By:	/s/ Chun-Hsien Tsai
Chun-Hsien Tsai, Chairman of the Board,
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chun-Hsien Tsai	Chairman of the Board, and	March 21, 2022
Chun-Hsien Tsai	Chief Executive Officer

/s/ Hui-Lan Wu	Chief Financial Officer	March 21, 2022
Hui-Lan Wu

/s/ Wen-Han Chang	Director	March 21, 2022
Wen-Han Chang

/s/ Yao-Chung Chiang	Director	March 21, 2022
Yao-Chung Chiang

/s/ Hsiu-Chen Chiu	Director	March 21, 2022
Hsiu-Chen Chiu

/s/ Ting-Chuan Lee	Director	March 21, 2022
Ting-Chuan Lee

/s/ Chun-Jung Tsai	Director	March 21, 2022
Chun-Jung Tsai

/s/ Chung-Yi Tsai	Director	March 21, 2022
Chung-Yi Tsai

Ainos, Inc.

Financial Statements

Years ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ainos, Inc. (formerly Amarillo Bioscience, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ainos, Inc. (formerly Amarillo Biosciences, Inc.) (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital at December 31, 2021, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/PWR CPA, LLP

Houston, Texas

PCAOB #6686

We have served as the Company’s auditor since 2020.

Houston, Texas

March 18, 2022

Ainos, Inc.

Balance Sheets

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,751,499	$22,245
Other current assets	466,198	54,168
Total current assets	2,217,697	76,413
Intangible assets, net	37,329,191	180,628
Property and equipment, net	1,187,702	3,249
Other assets	87,571	-
Total assets	$40,822,161	$260,290

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Convertible notes payable	$3,376,526	$734,991
Notes payable	213,405	218,010
Accrued expenses and other current liabilities	1,004,868	145,567
Payables (related party)	26,000,000	-
Total current liabilities	30,594,799	1,098,568
Operating lease liabilities- non-current	30,255	-
Total liabilities	30,625,054	1,098,568

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value:
Authorized shares – 10,000,000,
Issued and outstanding shares – 0 at December 31, 2021 and 2020, respectively	-	-
Common stock, $0.01 par value:
Authorized shares – 300,000,000,
Issued and outstanding shares – 144,379,308 and 42,066,172 at December 31, 2021 and 2020, respectively	1,443,793	420,662
Additional paid-in capital	18,856,430	4,961,315
Accumulated deficit	(10,108,916)	(6,220,255)
Translation adjustment	5,800	-
Total stockholders’ equity (deficit)	10,197,107	(838,278)
Total liabilities and stockholders’ equity (deficit)	$40,822,161	$260,290

The accompanying notes are an integral part of these financial statements.

Ainos, Inc.

Statements of Operations

	Years ended December 31,
	2021	2020
Revenues	$594,563	$16,563
Cost of revenues	(184,181)	(11,277)
Gross margin	410,382	5,286

Operating expenses:
Research and development expenses	1,920,645	389
Selling, general and administrative expenses	2,357,163	1,445,332
Total operating expenses	4,277,808	1,445,721

Operating loss	(3,867,426)	(1,440,435)

Non-operating income (expenses), net
Interest expense, net	(18,689)	(10,185)
Other losses	(2,547)	(3)
Total non-operating income (expenses), net	(21,236)	(10,188)
Net loss	$(3,888,661)	$(1,450,623)

Basic and diluted net loss per average share available to common shareholders	$(0.03)	$(0.04)

Weighted average common shares outstanding – basic and diluted	113,270,245	40,730,934

The accompanying notes are an integral part of these financial statements.

Ainos, Inc.

Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2021 and 2020

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Translation	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Equity (Deficit)
Balance December 31, 2020	-	$-	42,066,172	$420,662	$4,961,315	$(6,220,255)	$-	$(838,278)
Conversion of convertible notes into common stock			1,905,321	19,053	457,276	-	-	476,329
Issuance of common stock for intangible assets	-	-	100,000,000	1,000,000	19,000,000	-	-	20,000,000
Issuance of stock for compensation	-	-	237,415	2,374	158,604	-	-	160,978
Issuance of stock for options	-	-	170,400	1,704	63,048	-	-	64,752
Share-based compensation	-	-	-	-	(10,683)	-	-	(10,683)
Acquisition of intangible assets and equipment	-	-	-	-	(5,773,130)	-	-	(5,773,130)
Net Loss	-	-	-	-	-	(3,888,661)	-	(3,888,661)
Translation adjustment	-	-	-	-	-	-	5,800	5,800
Balance December 31, 2021	-	$-	144,379,308	$1,443,793	$18,856,430	$(10,108,916)	$5,800	$10,197,107
Balance December 31, 2019	-	$-	40,516,351	$405,164	$4,207,786	$(4,769,632)	$-	$(156.682)
Issuance of stock for compensation	-	-	1,149,821	11,498	283,192	-	-	294,690
Issuance of stock for cash	-	-	400,000	4,000	96,000	-	-	100,000
Share-based compensation	-	-	-	-	374,337	-	-	374,337
Net loss	-	-	-	-	-	(1,450,623)	-	(1,450,623)
Balance at December 31, 2020	-	$-	42,066,172	$420,662	$4,961,315	$(6,220,255)	$-	$(838,278)

The accompanying notes are an integral part of these financial statements.

Ainos, Inc.

Statements of Cash Flows

	Year Ended December 31
	2021	2020
Cash flows from Operating Activities :
Net loss	$(3,888,661)	$(1,450,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,044,447	14,698
Share-based compensation expense	(10,683)	374,337
Stock issued for compensation	160,978	150,440
Loss on disposal of property, plant and equipment	2,223	-
Changes in operating assets and liabilities:
Inventory	3,024	1,107
Prepaid expense and other current assets	(415,054)	(19,020)
Accounts payable and accrued expenses	794,174	429,510
Contract liabilities	59,575	-
Net cash used in operating activities	(1,249,977)	(499,551)
Cash flows from Investing Activities :
Patent purchases	-	(7,243)
Acquisition of property, plant and equipment	(143,792)	-
Increase in refundable deposits and others	(36,725)	-
Net cash used in investing activities	(180,517)	(7,243)
Cash flows from Financing Activities :
Proceeds from convertible note payable – related party	3,106,025	120,000
Payments of other note payable	(4,605)	-
Proceeds from exercise of stock options	64,752	-
Payments of lease liabilities	(11,799)	-
Net cash provided by financing activities	3,154,373	120,000
Net change in cash	1,723,879	(386,794)
Effect from foreign currency exchange	5,375	-
Cash and cash equivalents at beginning of period	22,245	409,039
Cash and cash equivalents at end of period	$1,751,499	$22,245
Supplemental Cash Flow Information
Cash paid for interest	$19,380	$855
Supplemental disclosures of noncash financing and investing activities:
Stock issued for subscription	$-	$100,000
Stock issued for patent cost and accrued liabilities	$-	$144,250
Conversion of convertible notes and accrued interest into common stock	$476,329	$-
ROU leased assets	$62,903	$-
Acquisition of intangible assets and equipment	$40,226,870	-
Decrease of additional paid in capital	$5,773,130	-
Issuance of common stock and increase of current liability	$46,000,000	-

The accompanying notes are an integral part of these financial statements.

Ainos, Inc.

Notes to Financial Statements

December 31, 2021 and 2020

1.  Organization and Summary of Significant Accounting Policies

Organization and Business

We are engaged in developing medical technologies for point-of-care (“POCT”) testing and safe and novel medical treatment for a broad range of disease indications. Since our inception in 1984, we have concentrated our resources on business planning, raising capital, research and clinical development activities for our programs, securing related intellectual property and commercialization of proprietary therapeutics using low-dose non-injectable interferon (“IFN”). In addition to our core IFN technology, we are committed to developing a diversified healthcare business portfolio to include medical devices and consumer healthcare products.

Although we have historically been involved in extensive pharmaceutical research and development of low-dose oral interferon as a therapeutic, we are prioritizing the commercialization of medical devices as part of our diversification strategy. Since the beginning of 2021, we have acquired significant intellectual property from our majority shareholder, Ainos KY, to expand our potential product portfolio into Volatile Organic Compounds (“VOC”) and COVID-19 POCTs. This includes 51 issued and pending patents related to VOC technologies and 3 issued patents for COVID-19 POCT products. We expect our underlying intellectual property to enable us to expedite the commercialization of our medical device pipeline, beginning with Ainos-branded COVID-19 POCT product candidates.

Basis of Accounting

The basis is United States generally accepted accounting policies (“U.S. GAAP”).

Going Concern

These financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has generated minimal revenue and has suffered recurring losses totaling $10,300,000 since inception. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this filing.

In order to obtain the necessary capital to sustain operations, management’s plans include, among other things, the possibility of pursuing new equity sales and/or making additional debt borrowings, There can be no assurances, however, that the Company will be successful in obtaining additional financing, or that such financing will be available on favorable term, if at all. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected and the Company may cease operations. These factors raise substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Fair Value of Financial Instruments

Under the Financial Account Standards Board Accounting Standards Codification (“FASB ASC”), we are permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option. Consistent with the Fair Value Measurement Topic of the FASB ASC, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.

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

Stock-Based Compensation

Stock-based compensation expense is recorded in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company has adopted the simplified method to account for forfeitures of employee awards as they occur and as a result, we will record compensation cost assuming all option holders will complete the requisite service period. If an employee forfeits an award because they fail to complete the requisite service period, we will reverse compensation cost previously recognized in the period the award is forfeited.

Cash and Cash Equivalents

The Company classifies investments as cash equivalents if the original maturity of an investment is three months or less.

Revenue Recognition

We account for revenue from contracts with customers in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (“Topic 606”).” The unit of account in Topic 606 is a performance obligation, which is a promise in a contract to transfer to a customer either a distinct good or service (or bundle of goods or services) or a series of distinct goods or services provided at a point in time or over a period of time. Topic 606 requires that a contract’s transaction price, which is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, is to be allocated to each performance obligation in the contract based on relative standalone selling prices and recognized as revenue when (point in time) or as (over time) the performance obligation is satisfied.

Total revenues include sales of products to customers, net of discounts or allowances, if any, and include freight and delivery costs billed to customers. Revenues for product sales are recognized when control of the promised good is transferred to unaffiliated customers, typically when finished products are shipped. Shipping costs are deemed fulfillment costs and are not recognized as a separate performance obligation.

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no material accounts receivable and no allowance at December 31, 2021 or 2020.

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

Patents and Patent Expenditures

The Company holds patent license agreements and maintains patents that are owned by the Company. All patent license agreements remain in effect over the life of the underlying patents. Accordingly, the patent license fee is being amortized over the estimated life of the patent using the straight-line method. Patent fees and legal fees associated with the issuance of new owned patents are capitalized and amortized over the estimated 8 to 20 year life of the patent. The Company continually evaluates the amortization period and carrying basis of patents to determine whether subsequent events and circumstances warrant a revised estimated useful life or impairment in value. No patent costs were written off for the years ended December 31, 2021, or December 31, 2020.

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

Research and Development

Internal research and development (“R&D”) costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. Where contingent milestone payments are due to third parties under research and development collaborations, prior to regulatory approval, the payment obligations are expensed when the milestone results are achieved. Payments made to third parties subsequent to regulatory approval are capitalized as intangible assets and amortized to cost of products sold over the remaining useful life of the related product.

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

Basic and Diluted Net Income (Loss) Per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares issued and outstanding during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first year for any potentially dilutive debt or equity.

As of December 31, 2021, potentially dilutive shares are not included in the calculation of fully diluted net loss per share as the effect with a net loss would be antidilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist principally of cash. The Company has cash balances in a single U.S. financial institution which, from time to time, could exceed the federally insured limit of $250,000. The Company maintains multiple accounts in its Taiwan Branch office which help to mitigate risk. Our bank deposits in Taiwan are insured by the Central Deposit Insurance Corp. (“CDIC”) with an insured limit of NT$3,000,000 per account.

No loss has been incurred related to the aforementioned concentration of cash.

Recent Accounting Pronouncements

There have been no new accounting pronouncements issued or adopted during the year ended December 31, 2021 that are of significance to us.

2. Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and consist of the following at December 31, 2021 and 2020:

	December 31,
	2021	2020
Machinery and equipment	$938,047	$-
Furniture and fixture	47,960	107,549
Construction in process	232,729	-
Total cost	1,218,736	107,549
Less: accumulated depreciation	(31,034)	(104,300)
Property and equipment, net	$1,187,702	$3,249

Depreciation expense for the year ended December 31, 2021 and 2020 was $31,395 and $1,820, respectively. Construction in process represents assets that are not available for their intended use as of the balance sheet date.

Net property and equipment were $1,187,702 and $3,249 as of December 31, 2021 and 2020, respectively. We acquired $944,152 of machinery and equipment from Ainos KY pursuant to the Asset Purchase Agreement entered in November 2021.

3. Intangible assets, net

Intangible assets are stated at cost less accumulated amortization and consist of the following at December 31, 2021 and 2020:

	December 31,
	2021	2020
Patents and technology	$39,371,317	$245,898
Less: accumulated amortization	(2,042,126)	(65,270)
Patents and technology, net	$37,329,191	$180,628

Amortization expense amounted to $2,000,302 for the year ended December 31, 2021 and $12,878 for the year ended December 31, 2020 respectively, and is included in R&D, selling, general and administrative expenses.

Patents were $37,329,191 and $180,628 as of December 31, 2021 and 2020 respectively. We acquired intellectual properties related to VOC and COVID-19 technologies from Ainos KY pursuant to a Securities Purchase Agreement dated December 24, 2020, by and between the Company (under its former name “Amarillo Biosciences, Inc.”) and Ainos KY (the “Securities Purchase Agreement”) and the Asset Purchase Agreement.

Estimated future amortization expense is as follows:

2022	4,522,141
2023	4,522,141
2024	4,534,493
2025	4,522,141
2026	4,521,973
Thereafter	14,706,301
Total expense	$37,329,191

4. Convertible Notes Payable and Other Notes Payable All convertible and other notes payable were issued either as a result of financing or deferred compensation provided by executives of the Company. As of December 31, 2021 and December 31, 2020, convertible and other notes payable totaled $3,589,931 and $953,001, respectively; including notes payable for related parties totaling $3,505,931 and $805,001, respectively. Refer to disclosure in Note 5 below.

The details of the convertible notes payable and other notes payable are shown in the table below:

Payee	No.	Effective Date	Due Date	From Effective	Following Maturity	Conversion Rate	Issuing Purpose	1/1/2021	Addition	Payment	12/31/2021	Accrued Interest
Convertible notes payable:
Stephen Chen	#1.16	1/30/2016	Payable on demand	0.75%	NA	$ 0.17	working capital	114,026			114,026	5,839
Stephen Chen	#2.16	3/18/2016	Payable on demand	0.65%	NA	$ 0.19	working capital	262,500			262,500	9,878
Stephen Chen	#3.19	9/1/2019	9/1/2020	1.85%	10%	$ 0.25	salary	39,620		(39,620)	0	0
Stephen Chen	#4.19	12/1/2019	12/31/2020	1.61%	10%	$ 0.25	working capital	14,879		(14,879)	0	0
Stephen Chen	#6.20	1/1/2020	1/1/2021	1.85%	10%	$ 0.25	salary	216,600		(216,600)	0	0
Stephen Chen	#7.20	1/1/2020	1/2/2021	1.60%	10%	$ 0.25	working capital	23,366		(23,366)	0	0
Stephen Chen	#10.21	1/1/2021	4/1/2021	1.85%	1.85%	$ 0.25	salary		59,025	(59,025)	0	0
Stephen Chen	#11.21	4/1/2021	5/1/2021	1.85%	10%	$ 0.25	salary		10,000	(10,000)	0	0
								670,991	69,025	(363,490)	376,526	15,717
Ainos KY	#12.21	4/27/2021	10/27/2021	1.85%	NA	$ 0.20	working capital		15,000		15,000	189
Ainos KY	#13.21	5/5/2021	11/5/2021	1.85%	NA	$ 0.20	working capital		20,000		20,000	243
Ainos KY	#14.21	5/25/2021	11/25/2021	1.85%	NA	$ 0.20	working capital		30,000		30,000	335
Ainos KY	#15.21	5/28/2021	11/28/2021	1.85%	NA	$ 0.20	working capital		35,000		35,000	385
Ainos KY	#16.21	6/9/2021	12/9/2021	1.85%	NA	$ 0.20	working capital		300,000		300,000	3,117
Ainos KY	#17.21	6/21/2021	12/21/2021	1.85%	NA	$ 0.20	working capital		107,000		107,000	1,047
Ainos KY	#18.21	7/2/2021	1/2/2022	1.85%	NA	$ 0.20	working capital		54,000		54,000	498
Ainos KY	#19.21	9/1/2021	3/1/2022	1.85%	NA	$ 0.20	working capital		120,000		120,000	742
Ainos KY	#20.21	9/28/2021	3/28/2022	1.85%	NA	$ 0.20	working capital		300,000		300,000	1,429
Ainos KY	#21.21	11/10/2021	5/10/2022	1.85%	NA	$ 0.20	working capital		50,000		50,000	129
Ainos KY	#22.21	11/25/2021	11/25/2022	1.85%	NA	$ 0.20	working capital		450,000		450,000	798
Ainos KY	#23.21	11/29/2021	5/29/2022	1.85%	NA	$ 0.20	working capital		300,000		300,000	471
Ainos KY	#24.21	12/29/2021	6/29/2022	1.85%	NA	$ 0.20	working capital		1,219,000		1,219,000	124
								0	3,000,000	0	3,000,000	9,507
				Total convertible notes payable- related parties				670,991	3,069,025	(363,490)	3,376,526	25,224
i2 China	#5.19	9/1/2019	9/1/2020	1.85%	10%	$ 0.25	consulting fee	16,000		(16,000)	0	0
i2 China	#8a.20	1/1/2020	1/1/2021	1.85%	10%	$ 0.25	consulting fee	48,000		(48,000)	0	0
i2 China	#11.21	1/1/2020	4/1/2021	1.85%	10%	$ 0.25	consulting fee		37,000	(37,000)	0	0
				Total convertible notes payable- non-related party				64,000	37,000	(101,000)	0	0
				Total Convertible notes payable				734,991	3,106,025	(464,490)	3,376,526	25,224
Notes payable:
Stephen Chen	#9.21	1/1/2021	4/14/2021	0.13%	10%	NA	working capital	134,010	145,395	(150,000)	129,405	312
				Notes payable-related party				134,010	145,395	(150,000)	129,405	312
i2 China	#8b.20	1/1/2020	1/1/2021	1.85%	10%	NA	consulting fee	84,000			84,000	3,137
				Notes payable- non-related party				84,000	0	0	84,000	3,137
				Total notes payable				218,010	145,395	(150,000)	213,405	3,449
				Total convertible and non-convertible				953,001	3,251,420	(614,490)	3,589,931	28,673

All of the aforementioned convertible promissory notes and other notes payable are unsecured and due on demand upon maturity. The Company may prepay the notes in whole or in part at any time. The Payee has the option to convert some or all of the unpaid principal and accrued interest to our common voting stock.

The convertible promissory notes are convertible on demand. The following convertible notes due to Stephen T. Chen – Notes 3.19, 4.19, 6.20, 7.20, 10.21, and 11.21 -- with a total principal and accrued interest amount of $372,988 were assigned by the holder to Top Calibre Corporation, a British Virgin Islands corporation, and subsequently converted in common stock of our company at a conversion price of $0.25 per share on December 27, 2021. No convertible notes were assigned in 2020.

During 2021, the Company received funding from Dr. Stephen T. Chen and Ainos KY totaling $214,420 and $3,000,000, respectively. Amounts owed to Dr. Stephen T. Chen of $150,000 were repaid. In 2020, the Company received funding from Dr. Stephen T. Chen totaling $373,976.

Note holders, i2China Management Group, LLC (“i2China”) and Dr. Stephen T. Chen (together the “Payees”), agreed to waive their rights pertaining to the conditional term “Annual Interest Rate on Matured, Unpaid Amounts: 10% per annum, compounded annually of Convertible Notes” in regards to interest charged on unpaid amounts following maturity for all of their respective notes. The Company and the Payees agree that the originally agreed annual interest rate will continue to be valid for any unpaid amounts after maturity. The amended terms of the above convertible notes and other notes payable were made during on September 1, 2021. Interest waived totaled $45,875.

The total interest expense for 2021 and 2020 totaled $21,727 and $10,702 respectively; the cumulative related accrued interest as of December 31, 2021 and 2020 were $28,673 and $24,196, respectively.

5. Related Party Transactions

The following is a summary of related party transactions in 2021 and 2020 to which we have been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2021 and 2020, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest, other than compensation arrangements which are described in Part II, Item 5 “Market for the Registrant’s Common Equity and Related Shareholder Matters, and Issuer Purchases of Equity Securities, and Part III, Item 11 “Executive Compensation.”

Name of the related party	Relationship	Description
Taiwan Carbon Nano Technology Corporation (“TCNT”)	Affiliated company	TCNT is the majority shareholder of Ainos KY

Ainos, Inc. (Cayman Island) (“Ainos KY”)	Affiliated company	Ainos KY is the majority shareholder of the Company

ASE Technology Holding	Affiliated company	Sole owner of ASE Test Inc. which is Ainos KY’s board member and has more than 10% of the voting rights in Ainos KY

Dr. Stephen T. Chen	Ainos’ former Chairman, President, CEO and CFO	Shareholder with more than 5% of the Company voting rights in 2021 and 2020

Purchase of intangible assets and equipment

Securities Purchase Agreement

On April 15, 2021, we consummated the Securities Purchase Agreement with Ainos KY. Pursuant to the Securities Purchase Agreement, we issued 100,000,000 shares of common stock at $0.20 per share to Ainos KY in exchange for certain patent assignments, increased its authorized common stock to 300,000,000 shares, and changed the Company’s name to “Ainos, Inc.” Immediately after the consummation of the transaction Ainos KY owned approximately 70.30% of the Company’s issued and outstanding shares of common stock.

Asset Purchase Agreement

On November 18, 2021, we entered into an Asset Purchase Agreement as modified by an Amended and Restated Asset Purchase Agreement dated as of January 29, 2022 (the “Asset Purchase Agreement”) with Ainos KY. We closed the transaction on January 30, 2022. See Notes 2, 3, and 12 for a discussion of the transaction.

Related Party Financing

All convertible and other notes payable were issued either as a result of financing or deferred compensation provided by shareholders. As of December 31, 2021 and 2020, the convertible notes payable and non-convertible notes payable for related parties totaled $3,505,931 and $805,001, respectively. Refer to Note 4 of the Notes to Financial Statements, which are incorporated herein by this reference, for more information.

Other transactions

COVID-19 Test Kits Sales and Marketing Agreement with Ainos KY

On June 14, 2021, we entered into an exclusive agreement with Ainos KY to serve as the master sales and marketing agent for the Ainos COVID-19 antigen rapid test kit and COVID-19 nucleic acid test kits which are manufactured by TCNT. On June 7, 2021, the TFDA issued an emergency use authorization to TCNT for the Ainos COVID-19 antigen rapid test kit that will be sold and marketed under the “Ainos” brand in Taiwan. As TCNT secures regulatory authorizations from foreign regulatory agencies, we expect to partner with regional distributors to promote sales in other strategic markets. We purchased $183,444 of COVID-19 antigen rapid test kit inventory from TCNT for the year ended December 31, 2021 and $0 in 2020.

Ainos – TCNT Product Development

On August 1, 2021, we entered into a five-year product development agreement with TCNT. Pursuant to the agreement both parties will endeavor to work together to develop pharmaceutical, medical and preventive medicine related products, with the Company being the exclusive sales agent. We will bear the cost associated with product development and TCNT will make accessible its personnel and facilities. Both parties shall each jointly own the intellectual property rights of all research results of the co-development collaboration. As a result, we incurred product development expenses totaling $205,883 as of December 31, 2021 of which $65,156 is in accrued payable as of December 31, 2021 and $0 in product development expenses in 2020.

COVID-19 Antigen Rapid Test Kits Sales

We sold Covid-19 antigen rapid test kits to ASE Technology Holding totaling $209,468 for the year ended December 31, 2021 and $0 in 2020.

6. Common Stock

We have 300,000,000 shares of voting common shares authorized for issuance. As of December 31, 2021, a total of 163,915,625 shares of common stock were either issued (144,379,308), reserved for conversion of convertible debt to stock (17,213,700), reserved for future issuance of RSUs for non-employee directors (1,320,000), held for future exercise of stock options (550,000) and shares reserved for warrant conversion (452,617).

From January 1, 2021 to December 31, 2021, we granted common stock to the following:

•	On April 7, 2021, we issued 48,077 shares of common stock to Stephen T. Chen and/or Stephen T. Chen and Virginia M. Chen, Trustees, Stephen T. & Virginia M. Chen Living Trust Dated April 12, 2018 (“Chen”) as partial compensation payable for the period January 1, 2021 through March 31, 2021 under the Employment Agreement by and between the Company and Chen effective January 1, 2021 (“Chen Agreement”).

•	On April 7, 2021, we issued 5,769 shares of common stock to Bernard Cohen (“Cohen”) as partial compensation payable for the period January 1, 2021 through March 31, 2021 under the Employment Agreement by and between the Company and Cohen effective January 1, 2021 (“Cohen Agreement”).

•	On April 7, 2021, we issued 11,538 shares of common stock to Lawrence Lin (“Lin”) as compensation payable for the period January 1, 2021 through March 31, 2021 under the Consulting Agreement by and between the Company and Lin’s company, i2China Management Group, LLC, effective April 15, 2018 (“Lin Agreement”), as amended and made effective on January 1, 2020 (“Lin Amendment”).

•	On April 7, 2021, we issued 109,038 shares of common stock to John Junyong Lee as compensation payable for the period January 1, 2021 through March 31, 2021 under the Legal Retainer Agreement by and between the Company and Lee effective June 21, 2019 (“Lee Agreement”).

•	On April 15, 2021, we consummated the Securities Purchase Agreement and issued 100,000,000 shares of common stock at $0.20 per share to Ainos KY in exchange for certain patent assignments.

•	On June 30, 2021, we issued 5,342 shares of common stock as compensation payable for the period April 1, 2021 through April 15, 2021 under the Chen Agreement as amended by Amendment No. 2 that extended the termination date to April 15, 2021.

•	On June 30, 2021, we issued 107 shares of common stock to Bernard Cohen as compensation payable for the period April 1, 2021 through April 5, 2021 under the Cohen Agreement as amended by Amendment No. 1 that extended the termination date to April 5, 2021.

•	On June 30, 2021, we issued 3,846 shares of common stock to Lawrence Lin as compensation payable for the period April 1, 2021 through June 30, 2021 under the Lin Agreement and Lin Amendment.

•	On June 30, 2021, we issued 21,926 shares of common stock to John Junyong Lee as compensation payable for the period April 1, 2021 through June 30, 2021 under the Lee Agreement.

•	On July 30, 2021, we issued 20,000 shares of voting common stock to Ya-Ju (“Maggie Wang”), previously a branch manager of the Company’s Taiwan branch office. The Company received payment of $7,600 ($0.38 per share) in accordance to a Stock Option Agreement under the Company’s 2018 Employee Stock Option Plan.

•	On July 30, 2021, we issued 150,400 shares of voting common stock to Daniel Fisher, previously a Company board director. The Company received payment of $57,152 ($0.38 per share) in accordance to a Stock Option Agreement under the Company’s 2018 Officers, Directors, Employees and Consultants Nonqualified Stock Option Plan.

•	On December 27, 2021, we issued 1,491,953 shares of common stock to Top Calibre Corporation (“TCC”) resulting from an assignment of convertible promissory notes from Dr. Stephen T. Chen to TCC under that certain Assignment Agreement by and between Dr. Stephen T. Chen and TCC, dated December 15, 2021 (“TCC Agreement”). Convertible promissory notes #3.19, #4.19, #6.20, #7.20, #10.21 and #11.21 were exercised at its entirety at a strike price of $0.25 per share based on a combined aggregate principal and accrued interest amount of $372,988.

•	On December 27, 2021, we issued 413,368 shares of common stock to i2China Management Group LLC (“i2China”) resulting from a notice of demand from i2China to initiate the conversion of convertible promissory notes #5.19, #8.20a, and #11 exercised at its entirety at a strike price of $0.25 per share based on a combined aggregate principal and accrued interest amount of $103,342.

•	On December 27, 2021, we issued 2,946 shares of common stock to Lawrence Lin as compensation payable for the period July 1, 2021 through August 1, 2021 under the Lin Agreement and Lin Amendment.

•	On December 27, 2021, we issued 28,826 shares of common stock to John Junyong Lee as compensation payable for the period July 1, 2021 through September 31, 2021 under the Lee Agreement.

We did not pay any dividends to its common stock shareholders in 2021 and has no plans to do so in the immediate future.

7. Preferred Stock

We have 10,000,000 shares of preferred stock authorized for issuance.

No shares of preferred stock were outstanding as of December 31, 2021 and 2020 and none are outstanding as of the date of this report.

8. Stock Option and Stock Plans

2018 Employee Stock Option Plan (the “2018-ESOP”)

On September 26, 2018, the Board adopted the Company 2018 Employee Stock Option Plan (the “2018-ESOP”), formerly referred to as the “Amarillo Biosciences, Inc., 2018 Employee Stock Option Plan” in prior filings. The 2018-ESOP provides for the grant of Qualified Incentive Stock Options to the Company’s employees. The Board, in its adoption of the 2018-ESOP, directed the Officers to submit the 2018-ESOP to the shareholders for ratification and approval at the next scheduled shareholders meeting. Failure of the ratification and approval of the 2018-ESOP within one year of the effective date renders the qualified options to become nonqualified options for purposes of the U.S Internal Revenue Code. A stockholders meeting was not convened within the one year period and, as a result, any qualified options automatically became non-qualified options effective September 26, 2019.

The 2018-ESOP is administered by the Board or by a committee of directors appointed by the Board (the “Compensation Committee”) as constituted from time to time. The maximum number of shares of common stock which may be issued under the 2018-ESOP is 1,000,000 shares which will be reserved for issuance upon exercise of options.

The option price per share of common stock deliverable upon the exercise of an incentive stock option is 100% of the fair market value of a share on the date of grant. The option price is $0.38 per share and the options are exercisable during a period of ten years from the date of grant, where the options vest 20% annually over five years, commencing one year from date of grant.

Effective as of October 6, 2021, with the adoption by the Board of the 2021 SIP, no further awards may be granted under the 2018-ESOP. As of December 31, 2021, options to acquire 550,000 shares of common stock remained outstanding.

2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan (the “2018-NQSOP”)

On September 26, 2018, the Board adopted the Company 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan (the “2018-NQSOP”), formerly referred to as the “Amarillo Biosciences, Inc., 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan” in prior filings. The 2018-NQSOP provides for the grant of nonqualified incentive stock options to employees. The 2018-NQSOP is administered by the Board or by the Compensation Committee as constituted from time to time. The maximum number of shares of common stock which may be issued under the 2018-NQSOP is 4,000,000 which will be reserved for issuance upon exercise of options. The option price for the nonqualified options is $0.382 exercisable for a period of ten years, with a vesting period of five years at 20% per year commencing one year from date of grant.

Effective as of October 6, 2021, with the adoption by the Board of the 2021 SIP, no further awards may be granted under the 2018-NQSOP. As of December 31, 2021, options to acquire 550,000 shares of common stock remained outstanding.

Equity Compensation Plans Information:

Stock Plans [1]	Issue Date Range	Total Options Authorized	Options Issued	Options Remaining[2]
2018 Employee Stock Option Plan[3,4]	9/26/18 – 9/26/28	1,000,000	950,000	0
2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan[3]	9/26/18 – 9/26/28	4,000,000	44,950,005	0

____________

1 The Board of Directors has approved all stock, stock option and stock warrant issuances.

2 Effective October 6, 2021, no further stock option issuance from 2018-ESOP and 2018-NQSOP as per provision in newly adopted 2021 Stock Incentive Plan.

3 Details of the option plans are also disclosed in Financial Statements footnote 8, Stock Options and Stock Plans.

4 On September 26, 2019, all qualified options under the 2018-ESOP became non-qualified options since the 2018-ESOP was not ratified by the Company’s shareholders within one year of adoption.

5 3,844,600 non-qualified options were forfeited as of July 15, 2021, while an additional 500,000 non-qualified options were reissued on August 1, 2021.

A summary of option activity for the years ended December 31, 2020 and December 31, 2021 are presented below.

Date	Number of Options [1]Qualified	Number of Options Nonqualified	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance December 31, 2019	850,000	3,807,000	$0.38	8 years	-
Exercised	-	-	-	-	-
Expired or Forfeited	-	-	-	-	-
Balance December 31, 2020	850,000	3,807,000	$0.38	7 years
Granted 2021	-	500,000	$0.38	10 years
Exercised	20,000	150,400	$0.38	-	-
Expired or Forfeited	780,000	3,656,600	$0.38	-	-
Balance December 31, 2021	50,000	500,000	$0.38	9.33 years	-
Vested as of December 31, 2021	30,000	0	$0.38	9.33 years	-

1 Because the 2018 Employee Stock Option Plan was not ratified by the Company’s shareholders, the qualified options became non-qualified on September 26, 2019. These totals remain separated since the two different plans are still in existence.

The Company used the Black-Scholes option pricing model to value the option awards with the following assumptions applied: (1) Volatility – 276%; (2) Term – 5 years was chosen although the full option term is 10 years to be more commensurate with the 5-year vesting portion of the plan; (3) Discount – 2.96%.

____________

2 See footnote 4 above.

As of December 31, 2021, there is $953,604 in unrecognized option expense that will be recognized over the next 1.75 years.

2021 Employee Stock Purchase Plan

On September 28, 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP” or “Plan”). The purpose of the 2021 ESPP is to provide an opportunity for eligible employees of the company and its designated companies (as defined in the Plan) to purchase common stock at a discount through voluntary contributions, thereby attracting, retaining and rewarding such persons and strengthening the mutuality of interest between such persons and the Company’s stockholders. The Company intends for offerings under the Plan to qualify as an “employee stock purchase plan” under Section 423 of the Code; provided, that the Plan administrator may also authorize the grant of rights under offerings that are not intended to comply with the requirements of Section 423, pursuant to any rules, procedures, agreements, appendices, or sub-plans adopted by the administrator. Subject to adjustments as provided in the Plan, the maximum number of shares of common stock that may be issued under the Plan may not exceed 750,000 shares. Such shares may be authorized but unissued shares, treasury shares or shares purchased in the open market. The Plan is be subject to approval by the Company’s stockholders within twelve months after the date of Board approval. The Plan will become effective on the date that stockholder approval is obtained, and will continue in effect until it expires on the tenth anniversary of the effective date of the Plan, unless terminated earlier.

2021 Stock Incentive Plan

On September 28, 2021, the Board approved the 2021 Stock Incentive Plan (the “2021 SIP” or “Plan”). The purpose of the 2021 SIP is to provide a means through which the Company, and the other members of the Company Group, defined by Section 2(n) of the Plan as the Company and its subsidiaries, and any other affiliate of the Company designated as a member of the Company Group by the Committee, may attract and retain key personnel, and to provide a means whereby directors, officers, employees, consultants and advisors of the Company and the other members of the Company Group can acquire and maintain an equity interest in the Company, or be paid incentive compensation measured by reference to the value of common stock, thereby strengthening their commitment to the interests of the Company Group and aligning their interests with those of the Company’s stockholders. The types of awards that may be granted from the Plan include individually or collectively, any Incentive Stock Option, Nonqualified Stock Option, Stock Appreciation Right, Restricted Stock, Restricted Stock Unit, Dividend Equivalent Rights and Other Equity-Based Award granted under the Plan. The Plan will be effective upon shareholder approval. The expiration date of the Plan, on and after which date no awards may be granted, will be the tenth anniversary of the date of Board approval of the Plan, provided, however, that such expiration will not affect awards then outstanding, and the terms and conditions of the Plan will continue to apply to such Awards. The aggregate number of shares which may be issued pursuant to awards under the Plan is 20,000,000 shares of Common Stock (the “Plan Share Reserve”), subject to adjustments as provided in the Plan. The number of shares underlying any award granted under 2018 ESOP or 2018 NQSOP (the “Prior Plans”) that expires, terminates or is canceled or forfeited for any reason whatsoever under the terms of the Prior Plans, will increase the Plan Share Reserve. Each Award granted under the Plan will reduce the Plan Share Reserve by the number of shares underlying the award. No more than 10,000,000 shares may be issued in the aggregate pursuant to the exercise of incentive stock options granted under the Plan. The maximum number of shares subject to awards granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such director during the fiscal year, will not exceed $600,000 in total value (calculating the value of any such awards based on their grant date fair value for financial reporting purposes).

9. Warrants

As of December 31, 2021, there is only one warrant certificate outstanding between the Company and i2China Management Group, LLC, deemed for the purposes of related party transactions to be a related party of the company from August 1, 2021 to December 1, 2021, effective from November 25, 2020 until November 25, 2025. The warrant entitles the holder to purchase 452,617 shares of common stock at an exercise price of $0.27 per share. The warrant was valued at $70,608 and will be expensed over sixty (60) months. The Company used the Black-Scholes option pricing model to value the warrants with the following assumptions applied: (1) Volatility – 201%; (2) Term – 5 years (3) Discount Rate – 0.39%.

No warrants were exercised in 2020 or 2021.

10. Income Taxes

The Company accounts for income taxes under FASB Accounting Standard Codification ASC 740, Income Taxes. ASC 740 requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Income tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal income tax of 21% to pretax income from continuing operations as a result of the following:

	December 31,
	2021	2020
Provision (benefit) at statutory rate	$(816,000)	$(305,000)
Permanent differences	-	1,000
Temporary differences	206,000	79,000
Change in valuation allowance	610,000	225,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020, are presented below:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$4,357,000	$4,328,270
Other assets	248,000	217,000
Deferred tax assets	4,605,000	4,545,270

Deferred tax liabilities:	-	-
Net deferred tax assets	4,605,000	4,545,270
Valuation allowance	(4,605,000)	(4,545,270)

At December 31, 2021, we estimate net operating loss carryforwards of approximately $20,747,517 for federal income tax purposes expiring in 2022 through 2041. The ability of the Company to utilize these carryforwards may be difficult and directly dependent upon many factors outside of our control, including, but not limited to, changes in the legal and regulatory framework and the operational and corporate structure of the Company and shareholders, or sales or transfers of stock by or among shareholders. For example, when the Company has experienced a change of control as defined in the relevant provisions of the Internal Revenue Code of 1986, as amended, the use of any existing tax attributes would be severely limited. Also, obtaining value from the tax attributes is a function our return to profitable operations and the timeframe of that return. While we believe it is possible, there is no assurance that the Company will return to profitability in the future.

As of December 31, 2021, the Company had open tax years of 2020, 2019 and 2018 which are subject to examination by tax authorities.

11. Commitments and Contingencies

Lease and contract commitment

Our executive and administrative offices in the U.S. are located at 8880 Rio San Diego Drive, Suite 800, San Diego, CA 92108. The lease term began on April 1, 2021 as a semi-annual term and automatically renewed currently as a month-to-month renewal agreement.

Our Taiwan branch office is located in New Taipei City, Taiwan (“R.O.C.”) under a three-year office lease contract from June 2021 to May 2024. The office space is 1,250 square feet. We also have staff at a product development facility of approximately 8,517 square feet located in Miaoli County, Taiwan, pursuant to our Product Development Agreement with TCNT.

We have several construction work related contracts to build out our office and lab facilities in Taiwan. As of December 31, 2021, the total contract amount and outstanding contract amount for construction in progress were approximately US$670,000 and US$464,000, respectively.

Litigation

We not at this time involved in any legal proceedings.

Officer Compensation

Effective April 15, 2021, our Board appointed Mr. Chun-Hsien Tsai to serve as Chief Executive Officer. Mr. Tsai will receive a monthly salary of 250,000 New Taiwan Dollars (equivalent to approximately $8,929), a year-end bonus of two months’ salary, and a variable compensation based on Company profit targets decided by the Company’s Compensation Committee, and payable as 10-30% of total annual compensation in the form of cash, securities and/or other discretionary remuneration. An initial equity grant to Mr. Tsai will be determined by the Compensation Committee at a later date. Other benefits, including labor insurance, health insurance and other benefits, will be based on local regulations and the Company’s policies.

Effective August 11, 2021, our Board appointed Ms. Hui-Lan (“Celia”) Wu to serve as Chief Financial Officer. Ms. Wu will receive a monthly salary of 230,000 New Taiwan Dollars (equivalent to approximately $8,214), a year-end bonus of 2 months’ salary, and a variable compensation based on Company profit targets decided by the Company’s Compensation Committee, and payable as 10-30% of total annual compensation in the form of cash, securities and/or other discretionary remuneration. An initial equity grant to Ms. Wu will be determined by the Compensation Committee at a later date. Other benefits, including labor insurance, health insurance and other benefits, will be based on local regulations and the Company’s policies.

Effective August 1, 2021, we entered into an employment contract with Mr. Lawrence K. Lin in connection with his election as Executive Vice President of Operations (the “LL Agreement”). The LL Agreement is effective for three years and may be extended for additional years on the same terms and conditions upon mutual agreement. Under the LL Agreement, Mr. Lin will receive a monthly salary of $12,000, vesting stock options for 500,000 shares in the Company’s 2018 Officers, Directors, Employees and Consultants Non-Qualified Stock Option Plan, and a bonus of 10,000 shares in the Company’s common stock upon the Company’s successful listing on a Major National Exchange (as defined in the LL Agreement), and normal and customary benefits available to the Company’s employees. Mr. Lin is the sole member of i2China Management Group, LLC (“i2China”), a consultant previously engaged by the Company. Mr. Lin indirectly owns 452,617 warrants issued on November 25, 2020 to i2China; a non-convertible note issued to i2China on January 1, 2020 with a principal amount of $84,000; and convertible notes issued to i2China with a total principal and accrued interest amount of $103,342, that were converted into 413,368 shares of common stock on December 27, 2021 at a conversion price of $0.25 per share

We previously hired Dr. Stephen T. Chen under an employment contract for the period January 1, 2018 through December 31, 2020 (“Prior Chen Contract”). On January 1, 2021 an employment agreement for a 3-month term was executed reflecting the same material terms and conditions of the Prior Chen Contract which includes (i) a $240,000 annual salary, (ii) $100,000 in Company shares payable quarterly based on the average share price of the closing quotes for the one month preceding issuance (referred to in the table as “Other Compensation”), (iii) certain employee benefits available to the our employees, and (iv) reimbursement of expenses made on behalf of the Company. The Company and Dr. Chen also executed a Settlement Agreement and Mutual General Release made effective December 24, 2020 covering any employment-related claims arising under the Prior Chen Contract. The Company and Dr. Chen also entered into an Intellectual Property Assignment Agreement made effective January 19, 2021 whereby Dr. Chen has assigned all right, title, and interest to certain patents, trademarks, and other intellectual property created or developed during Dr. Chen’s employment with the Company.

We previously hired Mr. Cohen under an employment contract for the period January 1, 2018 through December 31, 2020 (“Prior Cohen Contract”). On January 1, 2021 an employment agreement for a 3-month term was executed reflecting the same material terms and conditions of the Prior Cohen Contract which includes, (i) a $70,000 annual salary, (ii) $1,000 per month in Company shares paid monthly based on the average share price of the closing quotes for the one month preceding issuance (referred to in the table as “Other Compensation”), (iii) certain employee benefits available to the Company’s employees, and (iv) reimbursement of expenses made on behalf of the Company. The Company and Mr. Cohen also executed a Settlement Agreement and Mutual General Release made effective December 24, 2020 covering any employment-related claims arising under the Prior Cohen Contract. The Company and Mr. Cohen also entered into an Intellectual Property Assignment Agreement made effective January 19, 2021 whereby Mr. Cohen has assigned all right, title, and interest to certain patents, trademarks, and other intellectual property created or developed during Mr. Cohen’s employment with the Company.

12. Subsequent Events

Asset Purchase Agreement

Ainos KY and the Company entered into an Asset Purchase Agreement dated as of November 18, 2021 as modified by an Amended and Restated Asset Purchase Agreement dated as of January 29, 2022 (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, the Company acquired certain intellectual property assets (the “IP Assets”) and certain manufacturing, testing, and office equipment (the “Equipment”) for a total purchase price of $26,000,000.

Pursuant to the Asset Purchase Agreement, the Company agreed to hire certain employees of Ainos KY (the “Employees”) who are responsible for research and development of the IP Assets and/or Equipment on terms at least equal to the compensation arrangements undertaken by Ainos KY. From and after the closing, we will have no responsibility, duty or liability with respect to any employee benefit plans of Ainos KY.

As payment of the purchase price, we issued to Ainos KY a Convertible Promissory Note in the principal amount of $26,000,000 (the “Convertible Note”) upon closing on January 30, 2022.

The principal sum of the Convertible Note is payable in cash on January 30, 2027, although we may prepay the Convertible Note in whole or in part without penalty. The Convertible Note is noninterest bearing. If not earlier repaid, the Convertible Note will be converted into shares of our common stock or such other securities or property for which the Convertible Note may become convertible, immediately prior to the closing of any public offering of our common stock as a result of which our common stock will be listed on a U.S. stock exchange. The conversion price, subject to certain adjustments, will be 80% of the initial public offering price of the offering.

On March 11, 2022, the Board approved a Non-Convertible Note dated March 4, 2022 in favor of Ainos KY with a principal amount of $800,000, interest of 1.85% per annum on unpaid principal and accrued interest, and a maturity date of February 28, 2023. The Note includes standard provisions for notice, default, and remedies for default. Ainos KY is the Company’s majority and controlling shareholder.

On March 17, 2022, we executed a Promissory Note Extension with Ainos KY dated March 17, 2022. Pursuant to the Agreement, the due dates for certain convertible notes enumerated as #12.21 to #24.21 issued by the Company to Ainos KY was extended to February 28, 2023. As of December 31, 2021 the total unpaid principal amount of $3,000,000, along with $9,507 in accrued interest were owed and outstanding to Ainos KY.

