Form 10-K/A
period 2021-12-31
Ainos, Inc.
filed 2022-04-15
CIK 1014763

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) of Ainos, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission on March 21, 2022 (the “Original Report”). This Amendment does not reflect events occurring after the filing of the Original Report. For convenience, we have restated the entirety of the Form 10-K rather than just the specific Items amended. The changes from the Original Reports are summarized below.

This Amendment is being filed to correct two (2) typographical errors and one (1) IXBRL data file error related to the Cover Page of the Original Report as follows:

•	First, the response to the following question should have been marked as “YES”: Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

•	Second, the check mark in response to the disclosure regarding delinquent filers in response to Item 405 of Regulation S-K was inputted in error.

•	Thirdly, the IXBRL data file relating to the following question should correspond to our response in our Original Report which reads: Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

In addition, this Amendment is also filed to modify the Original Report as follows:

•	Under Part I, Item 1. Business. In reference to a description of the VOC POCT – Ainos Flora product, the description is amended to read:

VOC POCT – Ainos Flora. Our Ainos Flora device will perform a non-invasive test for female vaginal health and certain sexually transmitted diseases (“STDs”) including vaginitis, gonorrhea and trichomoniasis, within a few minutes. We expect Ainos Flora will provide convenient, discreet, rapid testing in a point-of-care setting which will allow women to self-test at home. We are collaborating with TCNT to conduct clinical trials in Taiwan, after which we expect TCNT to submit applications for TFDA approval for marketing in Taiwan and FDA 510(k) clearance for marketing in the U.S. in the second quarter of 2022.

•	Under Part I, Item 1. Business. In reference to the first bullet-point disclosing “Strategic Investment and Business Development with Ainos KY,” the amount of sales revenue generated from sales of the test kits stated as $568,164 is corrected to report $592,042 in revenue from sales of the Ainos COVID-19 antigen rapid test kit in Taiwan as of the end of 2021.

•	Under Part I, Item 1. Business. In reference to the first paragraph disclosing “Impact of COVID-19 on Our Business,” the amount of sales revenue generated from sales of the test kits stated as $568,164 is corrected to report $592,042 in revenue from sales of the Ainos COVID-19 antigen rapid test kit in Taiwan as of the end of 2021.

•	Under Part I, Item 1, Business. Government Regulation. In reference to the second and third paragraphs disclosing “Regulation of Medical Devices in Taiwan,” the second and third paragraphs include typographical and grammatical errors. Reference to EUA issuance for the Ainos SARS-CoV-2 Antigen Test Kit misidentified the recipient of the EUA as the Company rather than TCNT. Additionally, the regulatory agency with oversight of post-marketing regulatory requirements, compliance and enforcement under the Taiwan EUA is TFDA and not the FDA.

•	Under Part I, Item 1. Business. In reference to the subsection title and first paragraph disclosing “Risks related to our business,” the subsection title includes a typographical error with duplicative use of “related to” and a typographical error in characterizing accumulated deficit as “suffered recurring losses.” Moreover, the accumulated loss amount of $10,300,000 reflects a data input error and is corrected as $10,108,916. Use of the term “accumulated loss” and the amount of the accumulated loss reported as “$10,108,916” in the risk factor element of the Original Report is consistent with the previously filed Balance Sheet.

•	Under Part I, Item 1. Business. Government Regulation - Emergency Use Authorization. In reference to the last sentence of the last paragraph of the disclosure about Emergency Use Authorization, the sentence “We received an EUA from the FDA for the Ainos COVID-19 antigen rapid test kit on November 17, 2020,” is deleted.

•	Under Part I, Item 1. Business. Under "Executive Officers" Lawrence Lin's biography has been updated to include his consulting company, i2China Management Group, LLC.

•	Under Part II, Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters, and Issuer Purchases of Equity Securities. In reference to the disclosure under “Securities Authorized for Issuance Under Equity Compensation Plans” the number of years identified to calculate the “Weighted Average Remaining Contractual Term” element of the table includes two (2) typographical errors citing 9.33 years for the Balance [as of] December 31, 2021 and the Vested [options] as of December 31, 2021. The contractual terms for both the balance and vested options as of December 31, 2021 are corrected as 9.54 and 6.74 years respectively. Footnote 1 of the option table regarding the unrecognized option expense of $953,604 over the next 1.75 years includes typographical errors which are corrected to state that as of December 31, 2021, an amount of $410,022 in unrecognized option expense will be recognized over the next 2.58 years.

•	Under Part II, Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters, and Issuer Purchases of Equity Securities. In reference to the disclosure relating to “RSU, Stock Options and Warrants,” the value and the discount rate of the warrant issued to i2China Management Group, LLC reflects typographical errors. The stated value of the warrant and discount rate as $70,608 and 0.39% are corrected to report $68,349 and 0.11%, respectively.

•	Under Part II, Item 7.Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.In reference to a description of the VOC POCT – Ainos Flora product, the description is amended to read:

•	VOC POCT – Ainos Flora. Our Ainos Flora device will perform a non-invasive test for female vaginal health and certain sexually transmitted diseases (“STDs”) including vaginitis, gonorrhea and trichomoniasis, within a few minutes. We expect Ainos Flora will provide convenient, discreet, rapid testing in a point-of-care setting which will allow women to self-test at home. We are collaborating with TCNT to conduct clinical trials in Taiwan, after which we expect TCNT to submit applications for TFDA approval for marketing in Taiwan and FDA 510(k) clearance for marketing in the U.S. in the second quarter of 2022.

•	Under Part II, Item 7.Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.In reference to our disclosure relating to “Strategic Investment and Business Development with Ainos KY,” the amount of sales revenue generated from sales of the test kits stated as $568,164 is corrected to report $592,042 in revenue from sales of the Ainos COVID-19 antigen rapid test kit in Taiwan as of the end of 2021.

•	Under Part II, Item 7.Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.In reference to the first paragraph discussing “Impact of COVID-19 on Our Business,” the amount of sales revenue generated from sales of the test kits stated as $568,164 is corrected to report $592,042 in revenue from sales of the Ainos COVID-19 antigen rapid test kit in Taiwan as of the end of 2021.

•	Under Part II, Item 9A. Controls and Procedures. Updated disclosures are included in this Amendment discussing our Management’s Report on Internal Controls Over Financial Reporting as a result of assessment of internal controls under the framework set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, reporting an assessment of deficiencies in the design and implementation of internal controls and related remediation actions.

•	Under Part II, Item 9A. Controls and Procedures:Changes in Internal Control Over Financial Reporting. Updated disclosures are included in this Amendment regarding Changes in Internal Control Over Financial Reporting to disclose changes made in our internal control during 2021 and expected further changes.

•	Under Part III, Item 10. Directors, Executive Officers and Corporate Governance. Lawrence's Lin's biography has been updated to include his consulting company, i2China Management Group, LLC, and Ching Yi Tsai's biography has been updated to include his position with TCNT.

•	Under Part III, Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters. In reference to the table and footnotes relating to the beneficial ownership of common stock as of December 31, 2021 and disclosure about Change in Control, typographical errors relating to 125,461,117 shares of common stock beneficially owned by Ainos, Inc. (“Ainos KY”) and its 77.64% beneficial ownership percentage is corrected to report 123,294,952 shares of common stock beneficially owned and 77.34% of total beneficial ownership, respectively. Additionally footnotes 1 through 3 are amended to provide more explanatory information.

This Amendment also includes modifications to the below exhibits and financial statements included in the Original Report as a result of the amendments made to relevant sections of Part I through III as follows:

•	Under Part IV, Item 15. Exhibits, Financial Statement Schedules.Ainos, Inc.Notes to Financial Statements December 31, 2021 and 2020.In reference to Financial Note 1 relating to “Organization and Summary of Significant Accounting Policies: Going Concern” the financial note includes the following clarification:“The Company has generated minimal revenue and has an accumulated deficit totaling $10,108,916 since inception.”

•	Under Part IV, Item 15. Exhibits, Financial Statement Schedules.Ainos, Inc.Notes to Financial Statements December 31, 2021 and 2020. In reference to Financial Note 8 relating to Stock Option and Stock Plans,specifically with respect to our summary of option activity for the years ended December 31, 2020 and December 31, 2021, the financial note corresponds to our amendments in Part II, Item 5 discussed above.

•	Under Part IV, Item 15. Exhibits, Financial Statement Schedules.Ainos, Inc.Notes to Financial Statements December 31, 2021 and 2020. In reference to Financial Note 9 relating to Warrants, the financial notecorresponds to our amendments in Part II, Item 5 discussed above:

•	Under Part IV, Item 15. Exhibits, Financial Statement Schedules. An amended and restatedReport of PWR CPA, LLP, an independent registered public accounting firm for the period as of December 31, 2021 and 2020 (the “Amended Financial Statement”) is filed herewith and is incorporated herein by this reference. The Amended Financial Statement incorporates the modifications disclosed in this Amendment.

•	Exhibit Table and Exhibits. The Power of Attorney filed as Exhibit 24(i) with this Amendment was omitted from the Original Report.

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

ITEM 1. BUSINESS.

Overview

Ainos Inc., formerly Amarillo Biosciences, Inc. (the "Company", "we" or "us"), is engaged in developing medical technologies for point-of-care (“POCT”) testing and safe and novel medical treatment for a broad range of disease indications. Since our inception in 1984, we have concentrated our resources on business planning, raising capital, research and clinical development activities for our programs, securing related intellectual property and commercialization of proprietary therapeutics using low-dose non-injectable interferon (“IFN”). In addition to our core IFN technology, we are committed to developing a diversified healthcare business portfolio to include medical devices and consumer healthcare products.

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

Medtech Solutions

Our portfolio of medtech solutions is currently comprised of the following:

•	COVID-19 Antigen Rapid Test Kit and Ainos’ Cloud-based Test Management Apps. Our cloud-based test management platform is comprised of an antigen rapid test kit, a personal application, or app, and an enterprise app. We anticipate our management apps will allow individuals and organizations to seamlessly manage tests, trace infections, and share results. As the first commercialized COVID-19 product we sell, we currently market the Ainos COVID-19 antigen rapid test kit in Taiwan under emergency use authorization (“EUA”) issued by the Taiwan Federal and Drug Administration (“TFDA”) in 2021. We market the Ainos COVID-19 antigen rapid test kit under our brand name. The kit is manufactured by TCNT, our product co-developer. See “Part I, Item 1 - Strategic Investment and Business Development with Ainos KY”. We expect TCNT to apply for EUA authorization from the U.S. FDA (“FDA”) in mid-2022 and, if a EUA is issued by the FDA, we intend to market this product in the U.S.

•	COVID-19 Nucleic Acid Test. Our solution consists of a color-changing assay that is compatible with standard Polymerase Chain Reaction (“PCR”) machines and delivers test results within 40 minutes, faster than a typical PCR test turnaround time of a few hours to several days. In addition to our assay’s compatibility with existing PCR equipment, we will also offer portable, low-cost test equipment intended to help medical professionals quickly scale testing capacity. We will market the product under the Ainos brand name, and our co-developer TCNT will manufacture the product. See “Part I, Item 1 - Strategic Investment and Business Development with Ainos KY.” The product is currently under EUA review by the TFDA and we expect TCNT to submit for EUA review by the FDA in mid-2022.

•	VOC POCT – Ainos Flora. Our Ainos Flora device will perform a non-invasive test for female vaginal health and certain sexually transmitted diseases (“STDs”) including vaginitis, gonorrhea and trichomoniasis, within a few minutes. We expect Ainos Flora will provide convenient, discreet, rapid testing in a point-of-care setting which will allow women to self-test at home. We are collaborating with TCNT to conduct clinical trials in Taiwan, after which we expect TCNT to submit applications for TFDA approval for marketing in Taiwan and FDA 510(k) clearance for marketing in the U.S. in the second quarter of 2022.

•	VOC POCT – Ainos Pen. Our Ainos Pen device is a cloud-connected, multi-purpose, portable breath analyzer that is intended to monitor health conditions including oral, gastrointestinal, liver, and renal health within minutes. We expect consumers to be empowered to share their self-test results with their physicians through in-person and telehealth medical consultations. We intend to explore commercialization opportunities with third-party technology and manufacturing collaborators as a non-medical, consumer device in the second quarter of 2022.

•	VOC POCT – CHS430. The CHS430 device is intended to provide non-invasive testing for ventilator-associated pneumonia within 10 minutes, as compared to current standard of care invasive culture tests that typically take more than two days to provide results. We plan to be the exclusive sales agent for CHS430, pursuant to our Product Development Agreement with our co-developer, TCNT, who will manufacture the product. We intend to collaborate with TCNT to conduct clinical trials in Taiwan, after which we expect TCNT to submit applications for TFDA approval for marketing in Taiwan and FDA 510(k) clearance for marketing in the U.S. in 2023.

•	Very Low-Dose Oral Interferon Alpha (“VELDONA”). VELDONA is a low-dose oral interferon alpha (“IFN-α”) formulation based on our nearly four decades of research on IFN-α’s broad treatment applications. We recently initiated a strategic relationship with InnoPharmax, Inc. to jointly develop and market an orally administered cytotoxin-induced complementary combined therapy (“CICCT”) for the treatment of COVID-19 and other potential viral infections. We plan to initiate Phase 2/3 clinical trials for our CICCT treatment in the second quarter of 2022 in Taiwan. We also plan to advance our VELDONA development efforts for disease indications such as thrombocytopenia and Sjögren’s syndrome in 2023.

•	Synthetic RNA (“SRNA”). We are developing a SRNA technology platform in Taiwan. Our initial focus is to develop a potential COVID-19 mRNA vaccine platform using the full-length spike or the RBD gene sequence of the alpha and delta variants as reference sequences. We plan to continue developing these technologies with the goal of initiating clinical trials in Taiwan in 2023.

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

The following are highlights of recent major corporate milestones that we believe will serve as catalysts for us to develop and commercialize a multi-faceted product portfolio pipeline over the next several years:

•	On June 14, 2021, we became the master sales and marketing agent for the Ainos COVID-19 antigen rapid test kit and Ainos nucleic acid test kit under a Sales and Marketing Agreement by and between our Company and Ainos KY effective May 28, 2020 to May 27, 2025, respectively. Under the Agreement we are authorized to sell and market the products in Taiwan, designate third-party distributors, and are entitled to 60% profit share on net results of such sales after costs. The foregoing description of the Sales and Marketing Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is attached as Exhibit 10(iii) to this Form 10-K, which is incorporated by this reference. We generated $592,042 in revenue from sales of the Ainos COVID-19 antigen rapid test kit in Taiwan as of the end of 2021.

•	On November 18, 2021, Ainos KY agreed to increase its strategic investment to further bolster our POCT business through an Asset Purchase Agreement pursuant to which we acquired additional intellectual property and equipment assets valued at approximately $26,000,000 including technical know-how, medical device manufacturing, testing and office equipment in Taiwan and hired certain of Ainos KY’s R&D personnel. As payment for the assets, in January 2022, we issued to Ainos KY a non-interest bearing Convertible Note in the principal amount of $26,000,000. See “– Liquidity and Capital Resources” for additional information. The foregoing description of the Asset Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which was filed with the SEC on November 22, 2022 as Exhibit 2.1 in our Form 8-K, is attached as Exhibit 10(iv) to this Form 10-K, which is incorporated by this reference. A copy of our Form 8-K reporting the closing of the transaction filed on February 3, 2022 with the SEC is attached hereto as Exhibit 10(v) and is incorporated herein by this reference.

•	On December 7, 2021, we entered into a strategic relationship with InnoPharmax, Inc., a biopharmaceutical company focused on new oral drug formulations, to jointly develop and promote an orally administered CICCT for the treatment of COVID-19 and potentially other viral infections. The CICCT initiative leverages our interferon clinical data on influenza and integrates our interferon therapeutic platform, VELDONA, and InnoPharmax’s antiviral drug, GemOral. The foregoing description of the Oral Antiviral Therapy Development and Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is attached as Exhibit 10(vi) to this Form 10-K, which is incorporated by this reference. A copy of our Form 8-K reporting our agreement with InnoPharmax filed on December 8, 2021 with the SEC is attached hereto as Exhibit 10(vii) and is incorporated herein by this reference.

Impact of COVID-19 on Our Business

The COVID-19 pandemic presented us an opportunity to grow our business in 2021. We began selling and recording product revenue for Ainos COVID-19 antigen rapid test kits in June 2021 after TCNT obtained TFDA EUA in the same month. Between June and December 2021, we generated $592,042 of revenues from the Ainos COVID-19 antigen rapid test kit.

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

Additionally, the TFDA may grant emergency use authorizations (“EUA”) to allow commercial distribution of medical devices intended to address the public health emergency during public emergencies. The TFDA needs to assess the potential effectiveness of such medical device on a case-by-case basis using a risk-benefit analysis and will require the submission of pre-clinical studies and clinical trials. The TFDA also may revise or revoke an issued EUA if the circumstances justifying such granting no longer exist, the criteria for its granting of EUA are no longer met, or other circumstances make a revision or revocation appropriate to protect the public health or safety. TCNT received EUA from TFDA for distribution of the Ainos SARS-CoV-2 Antigen Rapid Test Kit on June 7, 2021, which we distribute.

Concerning the post-marketing regulatory requirements apply, a company engaging in medical devices business will be required to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the design and manufacturing process and report to TFDA when the device it markets has or may have caused or contributed to a death or serious injury. The TFDA also has broad discretion to take compliance and enforcement actions, such as requiring a safety surveillance report to be submitted regularly for review, ordering corrections, and conducting on-site inspection if it has any regulatory concerns. Failure to comply with applicable requirements under the Taiwan MDA may subject a device and/or manufacturers, including us, to a variety of administrative sanctions, such as the TFDA's refusal to approve pending premarket applications, mandatory product recalls, import detentions, business suspension or license/listing cancellation, administrative fines up to NT$50,000,000, product seizures and destruction, civil monetary penalties and/or criminal prosecution and criminal penalties up to NT$50,000,000. Any company engaging in medical devices business may be additionally subject to ten times the criminal fines for each violation made by its authorized representative and/or employees.

Personal Data Protection Laws in Taiwan

Under the Taiwan Personal Data Protection Act (“PDPA”), each individual or governmental or non-governmental agencies, including our affiliate in Taiwan, should be subject to certain requirements and restrictions for collecting, processing or using personal data. The definition of “personal data” is extended to cover a broad scope, including name, birthday, ID, special features, fingerprints, marriage status, family, education, occupation, medical records, medical history, genetic information, sex life, health examination report, criminal records, contact information, financial status, social activities, and any other data which is sufficient to directly or indirectly identify a specific person. Due to the nature of the use of medical devices, our operation and the operation of our partners might collect, process, or use the data pertaining to a person's medical records and healthcare, genetics (collectively, sensitive data), which is subject to stricter scrutiny. Generally, we can only obtain such sensitive data when the person consents in writing or electronically. Furthermore, in September 2021, the TFDA published the draft bill of Regulations Governing Security Measures of the Personal Information File for the Business of Wholesale of Medical Devices and Retail Sale of Medical Apparatus authorized under the PDPA, which requires the medical devices wholesalers and retailers to adopt necessary data security/protection measures, and establish prevention and reporting mechanisms in relation to any data breach. The draft bill also empowers the TFDA to conduct regular inspections and audits. If we fail to comply with the PDPA, we may be subject to serious punishment for civil claims, criminal offenses and administrative liabilities: the ceiling of the aggregate compensation amount for damages payable in a single case will be up to NT$200,000,000 or the actual value of loss arising from our violation provided the amount of actual value of such loss is higher than NT$200,000,000; the defendant may be subject to an imprisonment of up to five years; and the penalty for administrative liabilities will be up to NT$500,000 for each violation, and may be imposed consecutively if such violation continues.

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

If the device is considered a “non-significant risk,” IDE submission to FDA is not required. Instead, only approval from the IRB overseeing the investigation at each clinical trial site is required. After a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons.

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

Lawrence K. Lin. Mr. Lin has served as Executive Vice President of Operations since August 1, 2021. Prior to his appointment, Mr. Lin served as Executive Advisor to the previous CEO and chairman of the Company and provided executive management consulting for Aquahelio Resources LLC, an unaffiliated company, through i2China Management Group, LLC. Mr. Lin brings more than 30 years of global cross-border strategic management consulting and financial investment experience at leading institutional corporates, such as Andersen Consulting, Salomon Smith Barney, and Credit Suisse First Boston. Mr. Lin has managed investment assets across several geographical locations, including the U.S., China and Taiwan, and advised on many private capital and structured public equity transactions for issuers in real estate, healthcare and consumer sectors. He spent nearly 15 years as an entrepreneur managing an independent Shanghai-based advisory and merchant banking practice where he completed numerous corporate acquisition and investment financing advisory mandates. Mr. Lin has a dual MBA in Finance & International Business from New York University- Stern School of Business.

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

Risks related to our business

Our financial statements disclose that there is substantial doubt regarding our ability to continue as a going concern, in which case you could lose your investment.

Our independent registered public accounting firm, PWR CPA, LLP, has expressed doubt in their audit opinion for our financial statements for the year ended December 31, 2021 about our ability to continue as a going concern. We have generated minimal revenue and have an accumulated deficit totaling $10,108,916 since inception. In order to obtain the necessary capital to sustain operations, management’s plans include, among other things, the possibility of pursuing new equity sales and/or making additional debt borrowings, There can be no assurances, however, that we will be successful in obtaining additional financing, or that such financing will be available on favorable term, if at all. If we are unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected and we may cease operations.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. If our management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if material weaknesses in our internal controls are identified in the future, we could have difficulty in timely and accurately reporting our financial results and could be subject to regulatory scrutiny and a loss of public confidence, any of which could have a material adverse effect on our business and our stock price. Our management has concluded there were deficiencies in the design and implementation of our internal control as of December 31, 2021. See Item 9A in this annual report for further details. If we are unable to remediate the deficiencies identified adequately or otherwise fail to maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition.

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

A summary of option activity for the years ended December 31, 2020 and December 31, 2021 are presented below.

Date	Number of Options [1]Qualified	Number of Options Nonqualified	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance December 31, 2019	850,000	3,807,000	$0.38	8 years	-
Exercised	-	-	-	-	-
Expired or Forfeited	-	-	-	-	-
Balance December 31, 2020	850,000	3,807,000	$0.38	7 years
Granted 2021	-	500,000	$0.38	10 years
Exercised	20,000	150,400	$0.38	-	-
Expired or Forfeited	780,000	3,656,600	$0.38	-	-
Balance December 31, 2021	50,000	500,000	$0.38	9.54 years	-
Vested as of December 31, 2021	30,000	0	$0.38	6.74 years	-

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

As of December 31, 2021, there is $410,022 in unrecognized option expense that will be recognized over the next 2.58 years.

2021 Employee Stock Purchase Plan (the “2021 ESPP”)

On September 28, 2021, the Board approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP” or “Plan”). The purpose of the 2021 ESPP is to provide an opportunity for eligible employees of the company and its designated companies (as defined in the Plan) to purchase common stock at a discount through voluntary contributions, thereby attracting, retaining and rewarding such persons and strengthening the mutuality of interest between such persons and the Company’s stockholders. The Company intends for offerings under the Plan to qualify as an “employee stock purchase plan” under Section 423 of the Code; provided, that the Plan administrator may also authorize the grant of rights under offerings that are not intended to comply with the requirements of Section 423, pursuant to any rules, procedures, agreements, appendices, or sub-plans adopted by the administrator. Subject to adjustments as provided in the Plan, the maximum number of shares of common stock that may be issued under the Plan may not exceed 750,000 shares. Such shares may be authorized but unissued shares, treasury shares or shares purchased in the open market. The Plan is be subject to approval by the Company's stockholders within twelve months after the date of Board approval. The Plan will become effective on the date that stockholder approval is obtained, and will continue in effect until it expires on the tenth anniversary of the effective date of the Plan, unless terminated earlier. A copy of the 2021 ESPP is attached hereto as Exhibit 10(xii) and is incorporated herein by this reference.

2021 Stock Incentive Plan (the “2021 SIP”)

On September 28, 2021, the Board approved the 2021 Stock Incentive Plan (the “2021 SIP” or “Plan”). The purpose of the 2021 SIP is to provide a means through which the Company, and the other members of the Company Group, defined by Section 2(n) of the Plan as the Company and its subsidiaries, and any other affiliate of the Company designated as a member of the Company Group by the Committee, may attract and retain key personnel, and to provide a means whereby directors, officers, employees, consultants and advisors of the Company and the other members of the Company Group can acquire and maintain an equity interest in the Company, or be paid incentive compensation measured by reference to the value of common stock, thereby strengthening their commitment to the interests of the Company Group and aligning their interests with those of the Company’s stockholders. The types of awards that may be granted from the Plan include individually or collectively, any Incentive Stock Option, Nonqualified Stock Option, Stock Appreciation Right, Restricted Stock, Restricted Stock Unit, Dividend Equivalent Rights and Other Equity-Based Award granted under the Plan. The Plan will be effective upon shareholder approval. The expiration date of the Plan, on and after which date no awards may be granted, will be the tenth anniversary of the date of Board approval of the Plan, provided, however, that such expiration will not affect awards then outstanding, and the terms and conditions of the Plan will continue to apply to such Awards. The aggregate number of shares which may be issued pursuant to awards under the Plan is 20,000,000 shares of Common Stock (the “Plan Share Reserve”), subject to adjustments as provided in the Plan. The number of shares underlying any award granted under 2018 ESOP or 2018 NQSOP (the "Prior Plans") that expires, terminates or is canceled or forfeited for any reason whatsoever under the terms of the Prior Plans, will increase the Plan Share Reserve. Each Award granted under the Plan will reduce the Plan Share Reserve by the number of shares underlying the award. No more than 10,000,000 shares may be issued in the aggregate pursuant to the exercise of incentive stock options granted under the Plan. The maximum number of shares subject to awards granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such director during the fiscal year, will not exceed $600,000 in total value (calculating the value of any such awards based on their grant date fair value for financial reporting purposes). A copy of the 2021 SIP is attached hereto as Exhibit 10(xiii) and is incorporated herein by this reference.

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

As of December 31, 2021, there is only one warrant certificate outstanding between the Company and i2China Management Group, LLC, deemed for the purposes of related party transactions to be a related party of the company from August 1, 2021 to December 1, 2021, effective from November 25, 2020 until November 25, 2025. The warrant entitles the holder to purchase 452,617 shares of common stock at an exercise price of $0.27 per share. The warrant was valued at $68,349 and will be expensed over sixty (60) months. The Company used the Black-Scholes option pricing model to value the warrants with the following assumptions applied: (1) Volatility – 201%; (2) Term – 5 years (3) Discount Rate – 0.11%.

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

Medtech Solutions

Our portfolio of medtech solutions is currently comprised of the following:

•	COVID-19 Antigen Rapid Test Kit and Ainos’ Cloud-based Test Management Apps. Our cloud-based test management platform is comprised of an antigen rapid test kit, a personal application, or app, and an enterprise app. We anticipate our management apps will allow individuals and organizations to seamlessly manage tests, trace infections, and share results. As the first commercialized COVID-19 product we sell, we currently market the Ainos COVID-19 antigen rapid test kit in Taiwan under emergency use authorization (“EUA”) issued by the Taiwan Federal and Drug Administration (“TFDA”) in 2021. We market the Ainos COVID-19 antigen rapid test kit under our brand name. The kit is manufactured by TCNT, our product co-developer. See “Part I, Item 1 - Strategic Investment and Business Development with Ainos KY”. We expect TCNT to apply for EUA authorization from the U.S. FDA (“FDA”) in mid-2022 and, if a EUA is issued by the FDA, we intend to market this product in the U.S.

•	COVID-19 Nucleic Acid Test. Our solution consists of a color-changing assay that is compatible with standard Polymerase Chain Reaction (“PCR”) machines and delivers test results within 40 minutes, faster than a typical PCR test turnaround time of a few hours to several days. In addition to our assay’s compatibility with existing PCR equipment, we will also offer portable, low-cost test equipment intended to help medical professionals quickly scale testing capacity. We will market the product under the Ainos brand name, and our co-developer TCNT will manufacture the product. See “Part I, Item 1 - Strategic Investment and Business Development with Ainos KY.” The product is currently under EUA review by the TFDA and we expect TCNT to submit for EUA review by the FDA in mid-2022.

•	VOC POCT – Ainos Flora. Our Ainos Flora device will perform a non-invasive test for female vaginal health and certain sexually transmitted diseases (“STDs”) including vaginitis, gonorrhea and trichomoniasis, within a few minutes. We expect Ainos Flora will provide convenient, discreet, rapid testing in a point-of-care setting which will allow women to self-test at home. We are collaborating with TCNT to conduct clinical trials in Taiwan, after which we expect TCNT to submit applications for TFDA approval for marketing in Taiwan and FDA 510(k) clearance for marketing in the U.S. in the second quarter of 2022.

•	VOC POCT – Ainos Pen. Our Ainos Pen device is a cloud-connected, multi-purpose, portable breath analyzer that is intended to monitor health conditions including oral, gastrointestinal, liver, and renal health within minutes. We expect consumers to be empowered to share their self-test results with their physicians through in-person and telehealth medical consultations. We intend to explore commercialization opportunities with third-party technology and manufacturing collaborators as a non-medical, consumer device in the second quarter of 2022.

•	VOC POCT – CHS430. The CHS430 device is intended to provide non-invasive testing for ventilator-associated pneumonia within 10 minutes, as compared to current standard of care invasive culture tests that typically take more than two days to provide results. We plan to be the exclusive sales agent for CHS430, pursuant to our Product Development Agreement with our co-developer, TCNT, who will manufacture the product. We intend to collaborate with TCNT to conduct clinical trials in Taiwan, after which we expect TCNT to submit applications for TFDA approval for marketing in Taiwan and FDA 510(k) clearance for marketing in the U.S. in 2023.

42

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

The following are highlights of recent major corporate milestones that we believe will serve as catalysts for us to develop and commercialize a multi-faceted product portfolio pipeline over the next several years:

•	On June 14, 2021, we became the master sales and marketing agent for the Ainos COVID-19 antigen rapid test kit and Ainos nucleic acid test kit. We generated $592,042 in revenue from sales of the Ainos COVID-19 antigen rapid test kit in Taiwan as of the end of 2021.

•	On November 18, 2021, Ainos KY agreed to increase its strategic investment to further bolster our POCT business through an Asset Purchase Agreement pursuant to which we acquired additional intellectual property and equipment assets valued at approximately $26,000,000 including technical know-how, medical device manufacturing, testing and office equipment in Taiwan and hired certain of Ainos KY’s R&D personnel. As payment for the assets, in January 2022, we issued to Ainos KY a non-interest bearing Convertible Note in the principal amount of $26,000,000. See “– Liquidity and Capital Resources” for additional information.

•	On December 7, 2021, we entered into a strategic relationship with InnoPharmax, Inc., a biopharmaceutical company focused on new oral drug formulations, to jointly develop and promote an orally administered CICCT for the treatment of COVID-19 and potentially other viral infections. The CICCT initiative leverages our interferon clinical data on influenza and integrates our interferon therapeutic platform, VELDONA, and InnoPharmax’s antiviral drug, GemOral.

Impact of COVID-19 on Our Business

The COVID-19 pandemic presented us an opportunity to grow our business in 2021. We began selling and recording product revenue for Ainos COVID-19 antigen rapid test kits in June 2021 after TCNT obtained TFDA EUA in the same month. Between June and December 2021, we generated about $592,042 of revenues from the Ainos COVID-19 antigen rapid test kit.

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

Deficiency in the Design and Implementation of Internal Reporting Controls

The Chief Executive Officer and Chief Financial Officer applied the Internal Control - Integrated Framework (2013) to the period covered by the Original Report and concluded that our disclosure controls and procedures were deficient in the design and implementation of internal reporting controls which resulted in:

•	IXBRL data file errors that are inconsistent with our narrative disclosures;
•	Typographical and data input errors in our Original Report including data reported in the cover sheet, reports of COVID-19 antigen test kit revenue, accumulated deficit, the value of outstanding warrants and related discount rates, the amount of unrecognized option expense, beneficial ownership and voting power calculations;
•	Typographical and grammatical errors mis-identifying the corporate name of our collaborating partner, TCNT, and the regulatory agency that has oversight of medical equipment in Taiwan; and
•	Editing errors which reflected non-standardized accounting terms referenced in the Original Report and accompanying financial statements.
•	Although the errors were not material to our financial statements included in our Original Report, we concluded that the combination of control deficiencies represented a deficiency in the design and implementation of our internal controls with respect to reporting.

Although the errors were not material to our financial statements included in our Original Report, we concluded that the combination of control deficiencies represented a deficiency in the design and implementation of our internal controls with respect to reporting.

As a result of our review, we identified the following deficiencies in the design and implementation of our internal controls related to reporting:

•	Limited staff resources to ensure accuracy and reporting of disclosures;
•	Segregation of duties require more further expansion and implementation; and
•	Insufficient editorial controls in managing reviews of revisions and changes to draft documents.

Remediation of the Design and Implementation of Internal Controls

In light of the control deficiencies associated with reporting, management will implement a remediation plan and procedures to validate the accuracy and reporting of disclosures its reports and associated financial statements. Our remediation plan and procedures that include:

•	Increasing staff resources dedicated to internal controls and reporting;
•	Specific delegation of roles and responsibilities for each participant in compiling and reviewing our reports;
•	An executive team will be designated to review all cross-references and narrative descriptions;
•	Prior to finalizing a report the executive team will conduct a final review with the Principal Executive Officer and the Principal Financial Officer; and
•	Prior to filing a report the executive review team will review and approve the prepared EDGAR version and IXBRL data file.

We are committed to maintaining an adequate internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the design and implementation of control deficiencies related to reporting are remediated as soon as possible.

Changes in Internal Control Over Financial Reporting

In 2021, we have expanded U.S. corporate operations as well as in our Taiwan branch office. As a result, we have adopted an ERP system in our Taiwan branch office to manage and control our operational infrastructure, and enhance the reliability of our financial data.

Since 2021, we have gradually increased the personnel resources dedicated to and the professional quality of financial report preparation. Similarly, our management team’s oversight of our reporting is now supplemented by our recently formed Audit Committee. Going forward we expect to further increase our internal corporate resources focused on improving the design, implementation, and monitoring of our internal control systems.

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

Lawrence K. Lin. Mr. Lin has served as Executive Vice President of Operations since August 1, 2021. Prior to his appointment, Mr. Lin served as Executive Advisor to the previous CEO and chairman of the Company and provided executive management consulting for Aquahelio Resources LLC, an unaffiliated company, through i2China Management Group, LLC. Mr. Lin brings more than 30 years of global cross-border strategic management consulting and financial investment experience at leading institutional corporates, such as Andersen Consulting, Salomon Smith Barney, and Credit Suisse First Boston. Mr. Lin has managed investment assets across several geographical locations, including the U.S., China and Taiwan, and advised on many private capital and structured public equity transactions for issuers in real estate, healthcare and consumer sectors. He spent nearly 15 years as an entrepreneur managing an independent Shanghai-based advisory and merchant banking practice where he completed numerous corporate acquisition and investment financing advisory mandates. Mr. Lin has a dual MBA in Finance & International Business from New York University- Stern School of Business.

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

Chung-Yi Tsai. Mr. Tsai has served as a member of our Board of Directors since April 2021 and of the Board of Directors of TCNT since 2012. He has served as the Executive Business Manager in the Automotive Business Unit of Maxim Integrated since November 2019, where he manages the high voltage (off battery) power management ICs for automotive ADAs & safety, information, telematics & head unit applications. From October 2013 through November 2019, Mr. Tsai served as a Senior Product Marketing Manager in the Battery & Optical Business Unit of Intersil Corporation. In such role, Mr. Tsai managed computer core power, battery charger and USB/USB power delivery product lines focused on computing and consumer markets. Mr. Chung-Yi Tsai is the brother of Mr. Chun-Hsien Tsai and Mr. Chun-Jung Tsai.

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

Code of Business Conduct and Ethics

We adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer or persons performing similar functions. A copy of the code is posted on our corporate website at www.ainos.com and was filed in our Form 8-K as Exhibit 14.1 with the SEC on August 26, 2021 and is attached hereto as Exhibit 14.1 and is incorporated herein by this reference. In addition, we intend to post on our website all disclosures that are required by law or listing standards concerning any amendments to, or waivers from, any provision of the code. The information contained in, or accessible through, our website does not constitute a part of this report. We have included our website address in this report solely as an inactive textual reference.

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

Summary Compensation Table

The following table sets forth certain information relating to the total compensation earned for services rendered to us in all capacities by our Named Executive Officer:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Total ($)
Chun-Hsien Tsai(1) Chairman of the Board & Chief Executive Officer	2021	45,044	18,014	—	—	63,058

Hui-Lan Wu(2) Chief Financial Officer	2021	41,449	11,034	—	—	52,483

Lawrence K. Lin(3) EVP Operations	2021	60,000	—	—	468,950	528,950

Dr. Stephen T. Chen(4)	2021	975	—	33,333	—	34,308
Former Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer	2020	240,975	—	100,000	—	340,975

Bernard Cohen(5)	2021	18,846	—	3,167	—	22,013
Former VP - Administration	2020	71,085	—	12,000	—	83,085

(1)	Mr. Chun-Hsieh Tsai was appointed Chairman of the Board, Chief Executive Officer and President, effective as of April 15, 2021.

(2)	Ms. Hui-Lan (Celia) Wu was appointed Chief Financial Officer, effective as of August 11, 2021.

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

Outstanding Equity Awards at Fiscal Year-End

Name and Principal Position	No. of securities underlying unexercised options (#) exercisable	No. of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned option (#)	Option exercise price ($)	Option expiration date
Chun-Hsien Tsai Chairman of the Board & Chief Executive Officer	-	-	-	-	-

Hui-Lan Wu Chief Financial Officer	-	-	-	-	-

Lawrence K. Lin(1) EVP Operations	-	500,000	-	0.38	07/31/31

Dr. Stephen T. Chen	-	-	-	-	-
Former Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

Bernard Cohen	-	-	-	-	-
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

Except as otherwise indicated, the address of each stockholder is c/o Ainos, Inc. at 8880 Rio San Diego Drive, Suite 800, San Diego, CA, 92108.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Shares of Common Stock Beneficially Owned

Security Ownership of Certain Beneficial Owners:
Ainos, Inc. (“Ainos KY”) (1)	123,294,952	77.34%
Dr. Stephen T. Chen	10,076,901	6.88%

Security Ownership of Management and Directors:
Chun-Hsien Tsai	-	-
Hui-Lan Wu	-	-
Lawrence K. Lin(2)	1,119,208	0.77%
Chung-Yi Tsai	-	-
Chun-Jung Tsai	-	-
Ting-Chuan Lee	-	-
Wen-Han Chang	-	-
Yao-Chung Chiang	-	-
Hsiu-Chen Chiu	3,001,500	2.08%
Executive officers and directors as a group - 9 persons	4,120,708	2.85%

56

(1)

Our majority shareholder, Ainos KY, controls approximately 77.34% of the voting power of our common stock. Ainos KY’s voting power calculation reflects its ownership in the common stock of our company in addition to the effect of a Voting Agreement dated December 9, 2021 with Stephen T. Chen, Virginia M. Chen, the Stephen T. Chen and Virginia M. Chen Living Trust, dated April 12, 2018, and Hung Lan Lee. The information in the table above excludes shares of common stock issuable upon the conversion of $[26] million principal amount of convertible notes which convert immediately prior to the closing of, and at exchange price equal to 80% of the public offering price of, any public offering of our common stock as result of which our common stock will be listed on a U.S. stock exchange. Taiwan Carbon Nano Technology ("TCNT") owns a majority of the outstanding voting securities of Ainos KY and, accordingly, may be deemed, for purposes of Section 13(d) of the Exchange Act to share beneficial ownership of our shares that are held by Ainos KY. TCNT's address is 10F-2, No. 66, Shengyi 5th Rd., Zhubei City, Hsinchu County 30261, Taiwan (R.O.C.).

(2)

Lawrence K. Lin has a total beneficial ownership of 1,119,208 shares through the following: (i) 253,223 shares under Mr. Lin’s name; (ii) 413,368 shares beneficially owned by i2China Management Group, LLC (“i2China), of which he is the sole member; and (iii) 452,617 shares reserved for warrants, beneficially owned by i2China on demand.

(3)	Excluded 330,000 RSUs will be granted to the non-employee directors following stockholder approval of the Incentive Plan pursuant to the 2021 NEDCP.

Change in Control

Ainos KY acquired a majority of the voting common stock of the Company upon closing the SPA on April 15, 2021 and thereafter entered into the Ainos KY Voting Agreement. The net result of both transactions resulted in Ainos KY obtaining 77.34% voting power of the common stock of the Company.

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

Name of the related party	Relationship	Description

Taiwan Carbon Nano Technology Corporation (“TCNT”)	Affiliated company	TCNT is the majority shareholder of Ainos KY

Ainos, Inc. (Cayman Island) (“Ainos KY”)	Affiliated company	Ainos KY is the majority shareholder of the Company

ASE Technology Holding	Affiliated company	Sole owner of ASE Test Inc. which is Ainos KY's board member and has more than 10% of the voting rights in Ainos KY

Dr. Stephen T. Chen	Ainos' former Chairman, President, CEO and CFO	Shareholder with more than 5% of the Company voting rights in 2021 and 2020

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

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2021 and 2020

Statements of Cash Flows for the years ended December 31, 2021 and 2020

Notes to Financial Statements for the years ended December 31, 2021 and 2020

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-K	FILING DATE WITH SEC	FORM	EXH #	HYPERLINK TO FILINGS

3.1(i)	Restated Certificate of Formation of the Company, dated and filed July 27, 2015		3/30/2016	10-K	3.i.	Restated Certificate of Formation of the Company, dated and filed July 27, 2015.
3.1(ii)	Bylaws of the Company, as amended July 10, 2015		3/30/2016	10-K	3.ii.	Bylaws of the Company, as amended July 10, 2015.
4.1(i)	Specimen Common Stock Certificate		8/8/1996	SB-2	4.1	Specimen Common Stock Certificate.
4.1(ii)	Form of Underwriter’s Warrant		8/8/1996	SB-2	4.2	Form of Underwriter’s Warrant.
10(i)	Securities Purchase Agreement		12/30/2020	8-K	2.1	https://www.sec.gov/Archives/edgar/data/1014763/000165495420014016/amar_ex2-1.htm
10(ii)	Form 8-K Reporting Closing of Securities Purchase Agreement		4/21/2021	8-K		https://www.sec.gov/Archives/edgar/data/1014763/000165495421004461/amar_8k.htm
10(iii)	Sales and Marketing Agreement +	X
10(iv)	Asset Purchase Agreement		11/22/2021	8-K	2.1	https://www.sec.gov/Archives/edgar/data/1014763/000165495421012513/aimd_ex21.htm
10(v)	Form 8-K Reporting Closing of Asset Purchase Agreement		2/3/2022	8-K		https://www.sec.gov/ix?doc=/Archives/edgar/data/0001014763/000165495422001066/aimd_8k.htm
10(vi)	Oral Antiviral Therapy Development and Sales Agreement between the Company and InnoPharmax, Inc. dated December 7, 2021	X
10(vii)	Form 8-K Reporting Oral Antiviral Therapy Development and Sales Agreement between the Company and InnoPharmax, Inc. dated December 7, 2021		12/8/2021			https://www.sec.gov/ix?doc=/Archives/edgar/data/1014763/000165495421012947/aimd_8k.htm
10(viii)	2018 Employee Stock Option Plan *		4/16/2019	10-K	10.72	2018 Employee Stock Option Plan
10(ix)	2018 Stock Option Agreement – Employee Plan *		4/16/2019	10-K	10.75	Stock Option Agreement – Employee Plan
10(x)	2018 Officer, Directors, Employees and Consultants Nonqualified Stock Option Plan *		4/16/2019	10-K	10.73	2018 Officer, Directors, Employees and Consultants Nonqualified Stock Option Plan
10(xi)	2018 Stock Option Agreement – Nonqualified Stock Option *		4/16/2019	10-K	10.74	Stock Option Agreement – Nonqualified Stock Option
10(xii)	2021 Employee Stock Purchase Plan *	X
10(xiii)	2021 Stock Incentive Plan *	X
10(xiv)	Non-Employee Director Compensation Policy *	X
14.1	Code of Ethics		8/26/2021	8-K	14.1	https://www.sec.gov/Archives/edgar/data/1014763/000165495421009457/amar_ex141.htm
23.1	Consent of PWR CPA LLP, independent registered accounting firm	X
24(i)	Power of Attorney	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X
32.1	Certification Of Principal Executive Officer And Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	X
99(i)	Exhibit List of Company Patents	X
99(ii)	Charter of the Audit Committee of the Board		11/15/2021	10-Q	99.3	https://www.sec.gov/Archives/edgar/data/0001014763/000165495421012154/aimd_ex993.htm
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104.1	Cover Page Interactive Data File	X

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

AINOS, INC.
Date: April 15, 2022	By:	/s/ Chun-Hsien Tsai
Chun-Hsien Tsai, Chairman of the Board,
Chief Executive Officer

	By:	/s/ Hui-Lan Wu
Hui-Lan Wu, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chun-Hsien Tsai	Chairman of the Board and	April 15, 2022
Chun-Hsien Tsai	Chief Executive Officer

/s/ Hui-Lan Wu	Chief Financial Officer	April 15, 2022
Hui-Lan Wu

/s/ Wen-Han Chang	Director	April 15, 2022
Wen-Han Chang
By: Chun-Hsien Tsai, Attorney in fact

/s/ Yao-Chung Chiang	Director	April 15, 2022
Yao-Chung Chiang
By: Chun-Hsien Tsai, Attorney in fact

/s/ Hsiu-Chen Chiu	Director	April 15, 2022
Hsiu-Chen Chiu
By: Chun-Hsien Tsai, Attorney in fact

/s/ Ting-Chuan Lee	Director	April 15, 2022
Ting-Chuan Lee
By: Chun-Hsien Tsai, Attorney in fact

/s/ Chun-Jung Tsai	Director	April 15, 2022
Chun-Jung Tsai
By: Chun-Hsien Tsai, Attorney in fact

/s/ Chung-Yi Tsai	Director	April 15, 2022
Chung-Yi Tsai
By: Chun-Hsien Tsai, Attorney in fact

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
Authorized shares – 300,000,000, and 100,000,000,
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

Going Concern

These financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has generated minimal revenue and has an accumulated deficit totaling $10,108,916 since inception. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of this filing.

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

A summary of option activity for the years ended December 31, 2020 and December 31, 2021 are presented below.

Date	Number of Options [1]Qualified	Number of Options Nonqualified	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance December 31, 2019	850,000	3,807,000	$0.38	8 years	-
Exercised	-	-	-	-	-
Expired or Forfeited	-	-	-	-	-
Balance December 31, 2020	850,000	3,807,000	$0.38	7 years
Granted 2021	-	500,000	$0.38	10 years
Exercised	20,000	150,400	$0.38	-	-
Expired or Forfeited	780,000	3,656,600	$0.38	-	-
Balance December 31, 2021	50,000	500,000	$0.38	9.54 years	-
Vested as of December 31, 2021	30,000	0	$0.38	6.74 years	-

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

____________

2 See footnote 4 above.

As of December 31, 2021, there is $410,022 in unrecognized option expense that will be recognized over the next 2.58 years.

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

9. Warrants

As of December 31, 2021, there is only one warrant certificate outstanding between the Company and i2China Management Group, LLC, deemed for the purposes of related party transactions to be a related party of the company from August 1, 2021 to December 1, 2021, effective from November 25, 2020 until November 25, 2025. The warrant entitles the holder to purchase 452,617 shares of common stock at an exercise price of $0.27 per share. The warrant was valued at $68,349 and will be expensed over sixty (60) months. The Company used the Black-Scholes option pricing model to value the warrants with the following assumptions applied: (1) Volatility – 201%; (2) Term – 5 years (3) Discount Rate – 0.11%.

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

