Form 10-Q
period 2022-03-31
Ainos, Inc.
filed 2022-05-16
CIK 1014763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☑ No

144,379,308 shares of common stock, par value $0.01 per share, outstanding as of May 16, 2022

AINOS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Ainos, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,871,349	$1,751,499
Inventory	337,805	-
Other current assets	813,905	466,198
Total current assets	3,023,059	2,217,697
Intangible assets, net	36,214,023	37,329,191
Property and equipment, net	1,419,584	1,187,702
Other assets	79,598	87,571
Total assets	$40,736,264	$40,822,161

Liabilities and Stockholders' Equity
Current liabilities:
Convertible notes payable	$3,376,526	$3,376,526
Notes payable	1,013,405	213,405
Accrued expenses and others current liabilities	1,339,585	1,004,868
Payables – related party	-	26,000,000
Total current liabilities	5,729,516	30,594,799
Long term liabilities:
Convertible notes payable - noncurrent	26,900,000	-
Operating lease liabilities - noncurrent	24,152	30,255
Total long term liabilities	26,924,152	30,255
Total liabilities	32,653,668	30,625,054

Stockholders' equity
Preferred stock, $0.01 par value; 10,000,000 shares
authorized; none issued
Common stock, $0.01 par value; 300,000,000 shares
authorized as of March 31, 2022 and December 31,
2021; 144,379,308 shares issued and outstanding as
of March 31, 2022 and December 31, 2021	1,443,793	1,443,793
Additional paid-in capital	18,899,873	18,856,430
Accumulated deficit	(12,208,811)	(10,108,916)
Translation adjustment	(52,259)	5,800
Total stockholders’ equity	8,082,596	10,197,107
Total liabilities and stockholders’ equity	$40,736,264	$40,822,161

See accompanying notes to condensed consolidated financial statements.

Ainos, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$87,200	$2,121
Cost of revenues	(41,078)	(1,249)
Gross margin	46,122	872
Operating expenses:
Research and development expenses	1,577,454	-
Selling, general and administrative expenses	551,730	522,981
Total operating expenses	2,129,184	522,981
Operating loss	(2,083,062)	(522,109)
Non-operating income and expenses, net
Interest expenses, net	(16,687)	(11,897)
Other losses	(146)	-
Total non-operating income and expenses, net	(16,833)	(11,897)
Net loss	$(2,099,895)	$(534,006)

Basic and diluted net loss per average share available to common shareholders	$(0.01)	$(0.01)

Weighted average common shares outstanding– basic and diluted	144,379,308	42,066,172

See accompanying notes to condensed consolidated financial statements.

4

Ainos, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(2,099,895)	$(534,006)
Other comprehensive loss:
Translation adjustment	(58,059)	-
Comprehensive loss	$(2,157,954)	$(534,006)

See accompanying notes to condensed consolidated financial statements.

Ainos, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the three months ended March 31, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Other comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	loss	(Deficit)
Balance at December 31, 2021	-	$-	144,379,308	$1,443,793	$18,856,430	$(10,108,916)	$5,800	$10,197,107
Share-based compensation	-	-			43,443			43,443
Net loss	-	-				(2,099,895)		(2,099,895)
Translation Adjustment							(58,059)	(58,059)
Balance at March 31, 2022	-	$-	144,379,308	$1,443,793	$18,899,873	$(12,208,811)	$(52,259)	$8,082,596

Balance at December 31, 2020	-	$-	42,066,172	420,662	4,961,315	(6,220,255)		(838,278)
Share-based compensation					94,105			94,105
Net loss						(534,006)		(534,006)
Balance at March 31, 2021	-	$-	42,066,172	$420,662	$5,055,420	$(6,754,261)	$-	$(1,278,179)

See accompanying notes to condensed consolidated financial statements.

Ainos, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities：
Net loss	$(2,099,895)	$(534,006)
Adjustments to reconcile net loss to net cash used in operating. activities:
Depreciation and amortization	1,168,773	3,905
Share-based compensation expense	43,443	94,105
Changes in operating assets and liabilities:
Inventory	(337,805)	3,024
Other current assets	(297,707)	18,254
Accrued expenses and others current liabilities	133,302	202,981
Net cash used in operating activities	(1,389,889)	(211,737)
Cash flows from investing activities：
Acquisition of property and equipment	(135,899)	-
Net cash used in investing activities	(135,899)	-
Cash flows from financing activities
Proceeds from convertible notes payable	850,000	236,854
Proceeds from notes payable	800,000	-
Payments of other notes payable	-	(37,985)
Payments of lease liabilities	(5,116)	-
Net cash provided by financing activities	1,644,884	198,869
Net change in cash	119,096	(12,868)
Effect from foreign currency exchange	754	-
Cash and cash equivalents at beginning of period	1,751,499	22,245
Cash and cash equivalents at end of period	1,871,349	9,377

Supplemental disclosures of noncash financing and investing activities
Issuance of convertible notes for payables - related party	26,000,000	-
Receivable of convertible notes issued	50,000	-
Net change in equipment payable	202,002	-

See accompanying notes to condensed consolidated financial statements.

 Ainos, Inc.

Notes to Financial Statements

(Unaudited)

1. Organization and Business. Ainos, Inc., a Texas corporation formerly known as Amarillo Biosciences, Inc. (the "Company", "we" or "us"), is engaged in developing medical technologies for point-of-care (“POCT”) testing and safe and novel medical treatment for a broad range of disease indications. Since our inception in 1984, we have concentrated our resources on business planning, raising capital, research and clinical development activities for our programs, securing related intellectual property and commercialization of proprietary therapeutics using low-dose non-injectable interferon (“IFN”). In addition to our core IFN technology, we are committed to developing a diversified healthcare business portfolio to include medical devices and consumer healthcare products. Although we have historically been involved in extensive pharmaceutical research and development of low-dose oral interferon as a therapeutic, we are prioritizing the commercialization of medical devices as part of our diversification strategy. Since the beginning of 2021, we have acquired significant intellectual property from our majority shareholder, Ainos, Inc., a Cayman Islands corporation (“Ainos KY”), to expand our potential product portfolio into Volatile Organic Compounds (“VOC”) POCTs and COVID-19 POCTs. We expect our underlying intellectual property to enable us to expedite the commercialization of our medical device pipeline, beginning with the Ainos-branded COVID-19 POCT product candidates.

2. Basis of presentation. The accompanying consolidated financial statements, which should be read in conjunction with the audited financial statements and footnotes included in the Company's Form 10-K/A for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on April 15, 2022  have been prepared in accordance with the Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by for audited financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

3. Financial Condition. These financial statements have been prepared in accordance with GAAP, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not yet achieved sustained operating income, and its operations are funded primarily from related-party convertible debt and equity financings. However, losses are anticipated in the ongoing development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.

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

4. Common Stock. We have 300,000,000 shares of voting common shares authorized for issuance. On March 31, 2022, a total of 163,987,550 shares of common stock were either issued (144,379,308), reserved for conversion of convertible debt to stock (17,285,625), reserved for future issuance of RSUs for non-employee directors (1,320,000), held for future exercise of stock options (550,000) and shares reserved for warrant conversion (452,617). We also have $26.9 million outstanding in convertibles notes which are convertible into shares of common stock upon and at a conversion price equal to 80% of the offering price of any public offering as a result of which the Company's common stock is listed on a national exchange.

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

5. Preferred Stock. We have 10,000,000 shares of preferred stock authorized for issuance. No shares of preferred stock were outstanding as of March 31, 2022.

6. Current Convertible Notes Payable and Other Notes Payable. As of March 31, 2022 and December 31, 2021, the amount of convertible and other notes payable totaled $4,389,931 and $3,589,931, respectively. The details of the convertible notes payable and other notes payable are shown in the table below:

Payee	No.	Effective Date	Due Date	From Effective	Following Maturity	Conversion Rate	Issuing Purpose	As of 12/31/2021	Addition	Payment	As of 3/31/2022	Accrued Interest
Current Convertible Notes Payable:
Stephen Chen	#1.16	1/30/2016	Payable on demand	0.75%	N/A	$ 0.17	working capital	114,026	-	-	114,026	6,050
Stephen Chen	#2.16	3/18/2016	Payable on demand	0.65%	N/A	$ 0.19	working capital	262,500	-	-	262,500	10,298
								376,526	-	-	376,526	16,348
Ainos KY	#12.21	4/27/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	15,000	-	-	15,000	257
Ainos KY	#13.21	5/5/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	20,000	-	-	20,000	335
Ainos KY	#14.21	5/25/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	30,000	-	-	30,000	471
Ainos KY	#15.21	5/28/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	35,000	-	-	35,000	545
Ainos KY	#16.21	6/9/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	300,000	-	-	300,000	4,486
Ainos KY	#17.21	6/21/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	107,000	-	-	107,000	1,535
Ainos KY	#18.21	7/2/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	54,000	-	-	54,000	744
Ainos KY	#19.21	9/1/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	120,000	-	-	120,000	1,289
Ainos KY	#20.21	9/28/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	300,000	-	-	300,000	2,798
Ainos KY	#21.21	11/10/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	50,000	-	-	50,000	357
Ainos KY	#22.21	11/25/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	450,000	-	-	450,000	2,851
Ainos KY	#23.21	11/29/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	300,000	-	-	300,000	1,840
Ainos KY	#24.21	12/29/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	1,219,000	-	-	1,219,000	5,684
								3,000,000	-	-	3,000,000	23,192
Total convertible notes payable- related parties								3,376,526	-	-	3,376,526	39,540
Non-Convertible Notes Payable:
Stephen Chen	#9.21	1/1/2021	4/14/2021	0.13%	N/A	N/A	working capital	129,405	-	-	129,405	354
Ainos KY	#26.22 (2)	3/4/2022	3/31/2023	1.85%	N/A	N/A	working capital	-	800,000	-	800,000	1,135
			Non-convertible notes payable-related party					129,405	800,000	-	929,405	1,489
i2 China	#8b.20	1/1/2020	1/1/2021	1.85%	N/A	N/A	consulting fee	84,000	-	-	84,000	3,527
			Non-Convertible Notes payable- non-related party					84,000			84,000	3,527
			Total non-convertible notes payable					213,405	800,000	-	1,013,405	5,016
		Total convertible and non-convertible						3,589,931	800,000	-	4,389,931	44,556

Notes:

(1) On March 17, 2022, we executed a Promissory Note Extension Agreement with Ainos KY in which the due dates for certain convertible notes enumerated as #12.21 to #24.21 issued by the Company to Ainos KY were extended to February 28, 2023. The total unpaid principal for these extended period convertible notes amount to $3,000,000 in the aggregate.

(2) On March 11, 2022, the Board approved a Non-Convertible Note dated March 4, 2022 in favor of Ainos KY with a principal amount of $800,000, interest of 1.85% per annum on unpaid principal and accrued interest, and a maturity date of February 28, 2023. The Note includes standard provisions for notice, default, and remedies for default.

All of the aforementioned convertible promissory notes and other notes payable are unsecured and due on demand upon maturity. The Company may prepay the notes in whole or in part at any time. The holder of convertible notes has the option to convert some or all of the unpaid principal and accrued interest to our common voting stock.

The total interest expense of convertible notes payable and other notes payable for the three months ended March 31, 2022 and as of December 31 2021 was $15,883 and $11,897 respectively; the cumulative related accrued interest as of March 31, 2022 and December 31, 2021 were $44,556 and $28,673, respectively.

7. Non-Current Convertible Notes Payable. As of March 31, 2022 and December 31, 2021, the amount of non-current convertible notes payable was $26,900,000 and $0, respectively.

On January 30, 2022, we issued to Ainos KY a Convertible Promissory Note in the principal amount of $26,000,000 (the “APA Convertible Note”) for the Asset Purchase Transaction as more particularly described below in Item 8 in these Notes to Financial Statements. The principal sum of the APA Convertible Note is payable in cash on January 30, 2027, although we may prepay the APA Convertible Note in whole or in part without penalty. The APA Convertible Note is noninterest bearing. If not earlier repaid, the APA Convertible Note will be converted into shares of our common stock or such other securities or property for which the APA Convertible Note may become convertible, immediately prior to the closing of any public offering of our common stock as a result of which our common stock will be listed on a U.S. stock exchange. The conversion price, subject to certain adjustments, will be 80% of the initial public offering price of the offering.

Convertible Note Offering Pursuant to Regulation S

The Company issued Convertible Notes pursuant to certain Convertible Note Purchase Agreements under Regulation S. The transactions are more particularly described below:

•	$50,000 Convertible Note issued on March 31, 2022 to Yun-Han Liao. The purchaser is the daughter of Wu Hui-Lan, the Company’s Chief Financial Officer (the “Liao Convertible Note”).

•

$850,000 aggregate Convertible Notes issues on March 28, 2022 to Chih-Cheng Tsai, Ming-Hsien Lee, Yu-Yuan Hsu, and Top Calibre Corporation, a British Virgin Islands company (collectively the “Regulation S Notes”).

•	The Liao Convertible Note and the Regulation S Notes are collectively referred to as the “Convertible Notes”.

The Principal Amount of the Convertible Notes are payable in cash on March 30, 2027, although the Company may prepay the Convertible Notes in whole or in part without penalty. The Convertible Notes are non-interest bearing. If not earlier repaid, the Convertible Notes will be converted into shares of common stock, $0.01 par value per share of the Company, or such other securities or property for which the Convertible Notes may become convertible, immediately prior to the closing of any public offering of the Company’s common stock as result of which the Company’s common stock will be listed on a U.S. stock exchange. The conversion price, subject to certain adjustments, will be eighty percent (80%) of the initial public offering price of the offering.

8. Related Party Transactions. The following is a summary of related party transactions that met our disclosure threshold for the three months ended March 31, 2022 and 2021:

Asset Purchase Agreement

Ainos KY and the Company entered into an Asset Purchase Agreement dated as of November 18, 2021(the “Asset Purchase Agreement”), as modified by an Amended and Restated Asset Purchase Agreement dated as of January 29, 2022 (the “Amended Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, the Company acquired certain intellectual property assets and certain manufacturing, testing, and office equipment for a total purchase price of $26,000,000. Pursuant to the Asset Purchase Agreement, the Company agreed to hire certain employees of Ainos KY who are responsible for research and development of the IP Assets and/or Equipment on terms at least equal to the compensation arrangements undertaken by Ainos KY. From and after the closing, we will have no responsibility, duty or liability with respect to any employee benefit plans of Ainos KY. As payment of the purchase price, we issued to Ainos KY a Convertible Promissory Note in the principal amount of $26,000,000 upon closing on January 30, 2022 (the “APA Convertible Note”). Refer to Note 7 of the Notes to Financial Statements for more information.

Related Party Working Capital

All convertible and other notes payable were issued either as a result of financing or deferred compensation provided by related parties. As of March 31, 2022 and December 31, 2021, the convertible and non-convertible notes payable for related parties totaled $4,355,931 and $3,505,931, respectively. Refer to Note 6 and 7 of the Notes to Financial Statements for more information.

Purchase related to COVID-19 Antigen Rapid Test Kits

We incurred costs associated with finished goods, raw materials and manufacturing fees for Covid-19 antigen rapid test kits from TCNT pursuant to a Sales and Marketing Agreement, totaling $386,412 for the three months ended March 31, 2022. There were no purchases from TCNT during the same period last year.

Product Co-development Agreement

Pursuant to the five-year product co-development agreement effective on August 1, 2021 with TCNT (the “Product Co-Development Agreement”) we incurred development expenses totaling $167,422 for the three months ended March 31, 2022 of which $109,131 is in accrued payable as of March 31, 2022.

Promissory Note Extension Agreement

On March 17, 2022, we executed a Promissory Note Extension Agreement with Ainos KY in which the due dates for certain convertible notes enumerated as #12.21 to #24.21 issued by the Company to Ainos KY were extended to February 28, 2023 (the “Promissory Note Extension Agreement”). The total unpaid principal for these extended period convertible notes amount to $3,000,000 in the aggregate. Refer to Footnote 1 of Note 6 of the Notes to Financial Statements for more information.

9. Subsequent Events.

On April 11, 2022, we issued to ASE Test Inc., a minority owner of Ainos KY, a convertible note in the principal amount of $500,000 due on March 30, 2027 (the “ASE Note”). The convertible note will automatically convert into shares of our common stock immediately prior to the closing of any public offering of our common stock as a result of which our common stock will be listed on a U.S. stock exchange. The conversion price, subject to certain adjustments, will be 80% of the initial public offering price of the offering.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Some of the statements in this report are “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our current beliefs, goals and expectations about matters such as our expected financial position and operating results, our business strategy and our financing plans. The forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “guidance,” “estimate,” “potential,” “outlook,” “target,” “forecast,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are, or may be, forward-looking statements.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. These forward-looking statements are not guarantees of future performance and involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data, or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all).

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	the extent and duration of the COVID-19 pandemic and the impact of the end of the COVID-19 pandemic on our business and our expectations regarding customer and user demand for our COVID-19 test;
•	possible changes in capital structure, financial condition, future working capital needs and other financial items;
•	our expectations of the reliability, accuracy and performance of our products and services;
•	our ability to obtain additional funds for our operations;
•	unforeseen changes in the course of research and development activities and in clinical trials;
•	our ability to obtain and maintain regulatory authorizations, clearances or approvals for our tests and other product candidates, including EUAs (“Emergency Use Authorizations”) for our COVID-19 test or other product candidates;
•	our ability to successfully build out our sales and marketing infrastructure, the costs and success of our marketing efforts, and our ability to promote our brand;
•	our ability to establish demand for our products and services and expand geographically;
•	our intellectual property position and our expectations regarding our ability to obtain and maintain intellectual property protection;
•	our ability to effectively manage our expected growth, including our ability to retain and recruit personnel, and maintain our culture;
•	possible changes in cost, timing and progress of development, preclinical studies, clinical trials and regulatory submissions;
•	the rate and degree of market acceptance of any approved product candidates;
•	the impact of applicable U.S., Taiwanese and international laws and regulations; and
•	our ability to implement, maintain and improve effective internal controls and remediate material weaknesses.

Any forward-looking statements in this report are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this report to reflect subsequent events or circumstances.

Overview

Ainos, Inc., a Texas corporation formerly known as Amarillo Biosciences, Inc. (the "Company", "we" or "us"), is engaged in developing medical technologies for point-of-care (“POCT”) testing and safe and novel medical treatment for a broad range of disease indications. Since our inception in 1984, we have concentrated our resources on business planning, raising capital, research and clinical development activities for our programs, securing related intellectual property and commercialization of proprietary therapeutics using low-dose non-injectable interferon (“IFN”). In addition to our core IFN technology, we are committed to developing a diversified healthcare business portfolio to include medical devices and consumer healthcare products.

Although we have historically been involved in extensive pharmaceutical research and development of low-dose oral interferon as a therapeutic, we are prioritizing the commercialization of medical devices as part of our diversification strategy. Since the beginning of 2021, we have acquired significant intellectual property from our majority shareholder, Ainos, Inc., a Cayman Islands corporation (“Ainos KY”), to expand our potential product portfolio into Volatile Organic Compounds (“VOC”) and COVID-19 POCTs. We expect our underlying intellectual property to enable us to expedite the commercialization of our medical device pipeline, beginning with Ainos-branded COVID-19 POCT product candidates.

Our portfolio of products

Our portfolio of products is currently comprised of the following:

•	COVID-19 Antigen Rapid Test Kit and Ainos’ Cloud-based Test Management Apps. Our cloud-based test management platform is comprised of an antigen rapid test kit, a personal application, or app, and an enterprise app. We anticipate our management apps will allow individuals and organizations to seamlessly manage tests, trace infections, and share results. As the first commercialized COVID-19 product we sell, we currently market the Ainos COVID-19 antigen rapid test kit in Taiwan under emergency use authorization (“EUA”) issued by the Taiwan Federal and Drug Administration (“TFDA”) in 2021. We market the Ainos COVID-19 antigen rapid test kit under our brand name. The kit is manufactured by TCNT, our product co-developer.

•	COVID-19 Nucleic Acid Test. Our solution consists of a color-changing assay that is compatible with standard Polymerase Chain Reaction (“PCR”) machines and delivers test results within 40 minutes. In addition to our assay’s compatibility with existing PCR equipment, we will also offer portable, low-cost test equipment intended to help medical professionals quickly scale testing capacity. We will market the product under the Ainos brand name, and our co-developer TCNT will manufacture the product.

•	VOC POCT – Ainos Flora. Our Ainos Flora device will perform a non-invasive test for female vaginal health and certain sexually transmitted diseases (“STDs”) including vaginitis, gonorrhea and trichomoniasis, within a few minutes. We expect Ainos Flora will provide convenient, discreet, rapid testing in a point-of-care setting which will allow women to self-test at home.

•	VOC POCT – Ainos Pen. Our Ainos Pen device is a cloud-connected, multi-purpose, portable breath analyzer that is intended to monitor health conditions including oral, gastrointestinal, liver, and renal health within minutes. We expect consumers to be empowered to share their self-test results with their physicians through in-person and telehealth medical consultations.

•	VOC POCT – CHS430. The CHS430 device is intended to provide non-invasive testing for ventilator-associated pneumonia within 10 minutes, as compared to current standard of care invasive culture tests that typically take more than two days to provide results. We plan to be the exclusive sales agent for CHS430, pursuant to our Product Development Agreement with our co-developer, TCNT, who will manufacture the product.

•	Very Low-Dose Oral Interferon Alpha (“VELDONA”). VELDONA is a low-dose oral interferon alpha (“IFN-α”) formulation based on our nearly four decades of research on IFN-α’s broad treatment applications. We recently initiated a strategic relationship with InnoPharmax, Inc. to jointly develop and market an orally administered cytotoxin-induced complementary combined therapy (“CICCT”) for the treatment of COVID-19 and other potential viral infections. We are conducting a parallel study for the COVID-19 treatment based on VELDONA alone.

•	Synthetic RNA (“SRNA”). We are developing a SRNA technology platform in Taiwan. Our initial focus is to develop a potential COVID-19 mRNA vaccine platform using the full-length spike or the RBD gene sequence of the alpha and delta variants as reference sequences.

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

As of March 31, 2022, we had available cash and cash equivalents of $1,871,349. We anticipate business revenues and further potential financial support from external sources to fund our operations over the next twelve months. We have based this estimate on assumptions that may prove to be incorrect and we could exhaust our available capital resources sooner than we expect. See ”Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information. To finance our continuing operations, we will need to raise additional capital, which cannot be assured.

Impact of COVID-19 on Our Business

The COVID-19 pandemic presented us an opportunity to grow our business. Substantially all of our operating revenue came from the sale of the Ainos COVID-19 antigen rapid test kits in Taiwan. We intend to broaden our market reach if TCNT, our product co-developer and manufacturing partner, successfully obtains regulatory clearance in the U.S. or other countries.

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

Results of Operations for Quarter Ended March 31, 2022 (“Q1 2022”) and March 31, 2021 (“Q1 2021”):

Revenues. The Company reported $87,200 in revenue in Q1 2022 from product sales of the Ainos COVID-19 Antigen Rapid Test Kits. Revenue from product sales in Q1 2021 was $2,121 generated from sales of liposomal nutraceuticals. The cost of sales relating to product sales in Q1 2022 was $41,078 compared to $1,249 in Q1 2021. Gross profit from product sales in Q1 2022 was $46,122 as compared to $872 in Q1 2021. Gross profits generated from product sales increased by $45,250 between Q1 2022 and the same quarter in the previous year. In 2021, the Company discontinued sales of liposomal nutraceuticals and instead plans to focus on sales of POCTs, including the Ainos COVID-19 Antigen Test Kit.

Research and Development Expenses. R&D expenses in Q1 2022 were $1,577,454 mainly consisting of amortization expense of intellectual property assets, staffing and co-development research. There were no R&D expenses during the same quarter in 2021. We expect that our R&D expenses will increase over time as we further product development of our POCT and other product candidates. In addition to increasing our in-house R&D staffing, we also contribute R&D funding under our co-development agreements with Taiwan Carbon Nano Technology (“TCNT”), our manufacturing collaborator and our affiliate company, for POCT products and InnoPharmax, Inc. to jointly develop and promote an orally administered CICCT for the treatment of COVID-19 and potentially other viral infections.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $551,730 and $522,981 in Q1 2022 and Q1 2021, respectively. The $28,749 (6%) increase was largely due to increased expenses associated with staffing and consulting.

Operating Loss. The Company's operating loss was $2,083,062 and $522,109 in Q1 2022 and Q1 2021, respectively, reflecting a $1,560,953 (299%) increase in operating losses between the reporting periods. As stated in our discussion about R&D expenses, our operating losses are mainly attributable to additional R&D expenses in line with the Company's product development initiatives.

Interest Expense. In Q1 2022 interest expense was $16,687 compared to $11,897 in Q1 2021, due to accrued interest for convertible and other debt notes issued by the Company.

Net Loss. Net loss attributable to common stock shareholders was $2,099,895, in Q1 2022 compared to $534,006 in Q1 2021, resulting in a $1,565,889 (293%) increase in net losses attributable to our shareholder of common stock. The net losses are attributable to increased R&D expenses in line with the Company's product development plans.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, the Company had available cash of $1,871,349 and $1,751,499, respectively. The following table summarizes our cash flows for the first quarter of 2022:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	(1,389,889)	(211,737)
Net cash used in investing activities	(135,899)	–
Net cash provided by financing activities	1,644,884	198,869

Operating activities:

Cash used in operating activities increased in Q1 2022 compared to Q1 of 2021, due to higher net loss and negative working capital.  We incurred net operating outflow of $1,389,889 for Q1 2022 and $211,737 for Q1 2021. While our revenues grew in Q1 2022 due to sales of the Ainos COVID-19 test kits, our acquisition of intellectual property and equipment, increased staffing, and investment in research and developments increased our expenses and resulted in higher net losses of $2,099,895. These higher net losses were partially offset by increased amortization and depreciation for acquisition of intellectual property and equipment to $1,168,773 for Q1 2022 from $3,905 for Q1 2021. Negative working capital primarily resulted from the increase of inventories due to upcoming anticipated sales activities and the increase of other current assets primarily due to the preparation for a potential public offering for which we filed a Registration Statement on Form S-1 under the Securities Act of 1944, as amended, on April 28, 2022.

Investing activities:

Cash used in investing activities increased in Q1 2022 compared to cash used in Q1 2021, driven by the acquisition of R&D equipment, and building out existing facilities.

Financing activities:

Cash provided by financing activities increased in Q1 2022 compared to cash provided in Q1 2021, which primarily reflects higher proceeds from convertible notes payable and notes payable.  For a discussion of the notes, see “Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.”

As of March 31, 2022, the principal amount of our convertible and other notes payable due within the next 12 months was $3,376,526 and $1,013,405, respectively. The holders of these notes waived their rights to the unpaid default interest under the notes in Q3 2021. See footnotes 4 and 6 of consolidated financial statements for more information related to convertible and other notes payable. In March 2022, we issued a non-convertible note in the principal amount of $800,000 due in March 2023.

On January 30, 2022, we issued a noninterest-bearing Convertible Promissory Note in the principal amount of $26,000,000 (the “APA Convertible Note”) in connection with the closing under the Asset Purchase Agreement. The  principal amount of the APA Convertible Note is due in January 2027. If not earlier repaid, the APA Convertible Note will be converted into shares of our common stock immediately prior to the closing of any public offering of our common stock as a result of which our common stock will be listed on a U.S. stock exchange.

In addition, in the first quarter of 2022, we executed $900,000 of convertible notes with terms that are substantially similar to the terms of the APA Convertible Note.

In 2022 we intend to focus on commercializing our POCT medical devices and developing our CICCT program. Our near-term liquidity requirements will include expenses for clinical trials, repayment of debt not converted into equity, regulatory clearances, and marketing to commercialize our POCT devices, including the Ainos COVID-19 Nucleic Acid Test, the Ainos Flora, the Ainos Pen and our CICCT program. We also intend to increase staffing for general administration, marketing and technology development purposes.

In 2023 and beyond, we intend to invest in research and development and clinical trial spending to advance our VELDONA development efforts for disease indications such as thrombocytopenia and Sjögren’s syndrome. We also plan on investing in clinical trials and regulatory approval for the CHS430 device, in collaboration with TCNT, and clinical trial expenses for our SRNA program.

The Company anticipates that its cash reserves, business revenues from the Ainos COVID-19 test kits, sales of its common stock, and debt financing through convertible and non-convertible notes are sufficient to fund the Company’s operations over the next twelve months. As the number of reported COVID cases has been increasing in Taiwan, we anticipate demand for the test kits to increase, at least in the short term.  There can be no assurance that we will be successful in our efforts to make the Company profitable. If those efforts are not successful, the Company may raise additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan, including, as required, additional external financing from our majority shareholder. However, if such financing is not available when needed and at adequate levels, the Company will need to reevaluate its operating plan.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this Item 3.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). As previously disclosed in our Form 10-K/A for the year ended December 31, 2021, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. As a result of such review as of December 31, 2021, we identified certain deficiencies in the design and implementation of our internal controls with respect to reporting and implemented a remediation plan.

During the first quarter of 2022, as part of our remediation plan and procedures, we began implementing the following changes:

•	Increasing staff resources dedicated to internal controls and reporting including the hiring of a full-time accounting assistant for the CFO who is dedicated to financial reporting;

•	Specifically delegating roles and responsibilities for each participant in compiling and reviewing our reports including designating a single-point of contact for consolidating data inputs and delegation of key reporting elements to relevant department leads;

•

Designating an executive team to review all narrative disclosures, including potential changes thereto. The executive team is comprised of the CEO, CFO, Director of Corporate Development, Executive Vice President of Operations, and Chief Legal Counsel;

•	Establishing a final review process with our Chief Executive Officer and Chief Financial Officer prior to finalizing and filing our reports. At each stage of preparing financial reports the executive team conducts a review of draft materials and discusses the results in telephone conferences; and

•	Establishing an executive review team to approve the final EDGAR version and IXBRL data file for our reports. As described above, the executive team meets and confers to review the final financial reports that are then submitted to the Audit Committee and Board for final approval prior to filing.

During the remainder of 2022, we will continue to implement our remediation plan. In connection with such plan, we expect to further increase our internal corporate resources focused on improving the design, implementation and monitoring of our internal control systems.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of the date of this report, we were not aware of any material legal proceedings or claims involving the Company.

ITEM 1A. Risk Factors.

There are no material changes to the risk factors as previously disclosed in the company’s Form 10-K/A in response to Part I - Item 1A of our annual report filed with the SEC on April 15, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

2021 Asset Purchase Agreement

On November 18, 2021, we entered into the Asset Purchase Agreement with Ainos KY, our majority shareholder. We closed the transaction on January 30, 2022. Pursuant to the Asset Purchase Agreement, we acquired certain intellectual property assets and certain manufacturing, testing, and office equipment for a total purchase price of $26,000,000). As payment of the Purchase Price, at the closing on January 30, 2022, the Company issued to Ainos KY the APA Convertible Note, a convertible promissory note in the principal amount of $26,000,000.

The principal sum of the APA Convertible Note is payable in cash on January 30, 2027, although we may prepay the APA Convertible Note in whole or in part without penalty. The APA Convertible Note is non-interest bearing. The APA Convertible Note will be automatically converted into shares of our common stock immediately prior to the closing of this offering at a conversion price equal to 80% of the per Unit public offering price.

2021 – 2022 Ainos KY Working Capital Advances

In 2021, Ainos KY provided working capital advances in the form of convertible note financing in the aggregate amount of $3,000,000. The working capital convertible notes issued in 2021 bear interest at the AFR short-term rate of 1.85% and may be convertible in whole or in part at a conversion price of $0.20 per share, subject to adjustment. On March 17, 2022, we executed a Promissory Note Extension with Ainos KY dated March 17, 2022, pursuant to which the maturity dates for the convertible notes issued in 2021 to Ainos KY were extended to February 28, 2023.

In March 2022, Ainos KY provided us a working capital advance in the form of a non-convertible note financing in the principal amount of $800,000, at a 1.85% per annum interest rate, with a maturity date of February 28, 2023.

Convertible Note Offering Pursuant to Regulation S

The Company issued convertible notes pursuant to Regulation S as more particularly described below:

•	Under a Convertible Note Purchase Agreement dated as of March 31, 2022 by and between the Company and Yun-Han Liao (the “Purchaser”). The Purchaser is the daughter of We Hui-Lan, the Company’s Chief Financial Officer. Pursuant to the Agreement the Purchaser paid a total of $50,000 to the Company in exchange for a Convertible Promissory Note issued by the Company in the principal amount of $50,000 (the “Liao Convertible Note”).

•	Under those certain Convertible Note Purchase Agreements dated as of March 28, 2022 (the “Regulation S Agreements”) by and between the Company and Chih-Cheng Tsai, Ming-Hsien Lee, Yu-Yuan Hsu, and Top Calibre Corporation, a British Virgin Islands company (collectively the “Regulation S Purchasers”). Pursuant to the Regulation S Agreements, the Purchasers paid a total of $850,000 (the “Principal Amount”) to the Company in exchange for Convertible Promissory Notes issued by the Company in the Principal Amount (together with the Liao Convertible Note, the “Convertible Notes”).

The Principal Amount of the Convertible Notes are payable in cash on March 30, 2027, although the Company may prepay the Convertible Notes in whole or in part without penalty. The Convertible Notes are non-interest bearing. If not earlier repaid, the Convertible Notes will be converted into shares of common stock, $0.01 par value per share of the Company, or such other securities or property for which the Convertible Notes may become convertible, immediately prior to the closing of any public offering of the Company’s common stock as result of which the Company’s common stock will be listed on a U.S. stock exchange. The conversion price, subject to certain adjustments, will be eighty percent (80%) of the initial public offering price of the offering.

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Mine Safety Disclosures.

Not applicable

ITEM 5. Other Information.

Not applicable

ITEM 6. Exhibits.

EXHIBIT INDEX

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-K	FILING DATE WITH SEC	FORM	EXH #	HYPERLINK TO FILINGS

3.1	Restated Certificate of Formation of the Company, dated and filed July 27, 2015		3/30/2016	10-K	3.i.	Restated Certificate of Formation of the Company, dated and filed July 27, 2015.
3.2	Amended and Restated Bylaws of the Company, effective August 20, 2021		4/28/2022	S-1	3.2	https://www.sec.gov/Archives/edgar/data/0001014763/000165495422005505/aimd_ex32.htm
4.1	Specimen Common Stock Certificate		8/8/1996	SB-2	4.1	Specimen Common Stock Certificate.
10.1	Amended and Restated Asset Purchase Agreement, dated as of January 29, 2022, between Ainos, Inc. and Ainos, Inc.		2/3/2022	8-K	2.1	https://www.sec.gov/Archives/edgar/data/0001014763/000165495422001066/aimd_ex21.htm
10.2	Convertible Promissory Note, dated as of January 30, 2022, issued by Ainos, Inc.		2/3/2022	8-K	10.1	https://www.sec.gov/Archives/edgar/data/0001014763/000165495422001066/aimd_ex101.htm
10.3	Non-Convertible Note dated March 4, 2022.		3/17/2022	8-K	10(i)	https://www.sec.gov/Archives/edgar/data/0001014763/000165495422003341/aimd_ex10i.htm
10.4	Note Extension Agreement dated March 17, 2022		3/17/2022	8-K	10(ii)	https://www.sec.gov/Archives/edgar/data/0001014763/000165495422003341/aimd_ex10ii.htm
10.5*	Employment Agreement by and between Chun-Hsien Tsai and Ainos, Inc. dated March 17, 2022		3/17/2022	8-K	10(iii)	https://www.sec.gov/Archives/edgar/data/0001014763/000165495422003341/aimd_ex10iii.htm
10.6*	Employment Agreement by and between Hui-Lan Wu (aka Celia Wu) and Ainos, Inc. dated March 17, 2022		3/17/2022	8-K	10(iv)	https://www.sec.gov/Archives/edgar/data/0001014763/000165495422003341/aimd_ex10iv.htm
10.7*	Employment Agreement by and between Chih-Heng Jack Lu and Ainos, Inc. dated March 17, 2022		3/17/2022	8-K	10(v)	https://www.sec.gov/Archives/edgar/data/0001014763/000165495422003341/aimd_ex10v.htm
10.8	Form of Convertible Note Purchase Agreement		4/4/2022	8-K	2.1	https://www.sec.gov/Archives/edgar/data/0001014763/000165495422004526/aimd_ex21.htm
10.9	Form of Convertible Promissory Note		4/4/2022	8-K	10.1	https://www.sec.gov/Archives/edgar/data/0001014763/000165495422004526/aimd_ex101.htm
24.1	Power of Attorney by Board of Directors	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a- 14(a) / 15d – 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a- 14(a) / 15d – 14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
32.1	Certification Of Principal Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	X
32.2	Certification Of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	X
100	XBRL – Related Documents	X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104.1	Cover Page Interactive Data File	X

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

AINOS, INC.

Date: May 16, 2022	By:	/s/ Chun-Hsien Tsai
Chun-Hsien Tsai, Chairman of the Board, President, and Chief Executive Officer

Date: May 16, 2022	By:	/s/ Hui-Lan Wu
Hui-Lan Wu, Chief Financial Officer

