Form 10-Q
period 2022-06-30
Ainos, Inc.
filed 2022-08-15
CIK 1014763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File No. 0-20791

AINOS, INC.
(Exact name of registrant as specified in its charter)

Texas	75-1974352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8880 Rio San Diego Drive, Ste. 800, San Diego, CA 92108 (858) 869-2986
(Address and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	AIMD	The Nasdaq Stock Market LLC
Warrants to purchase Common Stock	AIMD	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

19,478,270 shares of common stock, par value $0.01 per share, outstanding as of August 12, 2022

AINOS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Ainos, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,753,877	$1,751,499
Inventory	670,507	-
Other current assets	1,274,512	466,198
Total current assets	3,698,896	2,217,697
Intangible assets, net	35,086,424	37,329,191
Property and equipment, net	1,503,025	1,187,702
Other assets	124,697	87,571
Total assets	$40,413,042	$40,822,161

Liabilities and Stockholders' Equity
Current liabilities:
Convertible notes payable	$3,376,526	$3,376,526
Notes payable	1,013,405	213,405
Accrued expenses and others current liabilities	2,598,468	1,004,868
Payables – related party	-	26,000,000
Total current liabilities	6,988,399	30,594,799
Long term liabilities:
Convertible notes payable - noncurrent	27,400,000	-
Operating lease liabilities - noncurrent	18,323	30,255
Total long term liabilities	27,418,323	30,255
Total liabilities	34,406,722	30,625,054

Stockholders' equity
Preferred stock, $0.01 par value; 10,000,000 shares
authorized; none issued
Common stock, $0.01 par value; 300,000,000 shares
authorized as of June 30, 2022 and December 31,
2021; 144,379,308 shares issued and outstanding as
of June 30, 2022 and December 31, 2021	1,443,793	1,443,793
Additional paid-in capital	18,943,316	18,856,430
Accumulated deficit	(14,162,843)	(10,108,916)
Translation adjustment	(217,946)	5,800
Total stockholders’ equity	6,006,320	10,197,107
Total liabilities and stockholders’ equity	$40,413,042	$40,822,161

See accompanying notes to condensed consolidated financial statements.

Ainos, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021

Revenues	$636,627	$202,992	$723,828	$205,113
Cost of revenues	(318,963)	(69,508)	(360,042)	(70,757)
Gross profit	317,664	133,484	363,786	134,356
Operating expenses
Research and development expenses	1,634,856	-	3,212,310	-
Selling, general and administrative expenses	627,104	860,030	1,178,834	1,383,011
Total operating expenses	2,261,960	860,030	4,391,144	1,383,011

Operating loss	(1,944,296)	(726,546)	(4,027,358)	(1,248,655)

Non-operating income and expense, net
Loss on sale of fixed assets	-	(2,247)	-	(2,247)
Interest expense, net	(18,796)	(20,981)	(35,483)	(32,879)
Other income, net	9,060	-	8,914	-
Total non-operating income and expenses, net	(9,736)	(23,228)	(26,569)	(35,126)
Net loss	(1,954,032)	(749,774)	(4,053,927)	(1,283,781)

Basic and diluted net loss per share attributable to common shareholders	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding – basic and diluted	144,379,308	124,644,759	144,379,308	83,583,583

See accompanying notes to condensed consolidated financial statements.

4

Ainos, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021

Net loss	$(1,954,032)	$(749,774)	$(4,053,927)	$(1,283,781)
Other comprehensive loss:
Translation adjustment	(165,687)	-	(223,746)	-
Comprehensive loss	$(2,119,719)	$(749,774)	$(4,277,673)	$(1,283,781)

See accompanying notes to condensed consolidated financial statements.

Ainos, Inc.

Statements of Stockholders’ Equity (Deficit)

For the three months ended June, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Translation
	Shares	Par Value	Shares	Par Value	in Capital	Deficit	Adjustment	Total

Balance at March 31, 2022	-	$-	144,379,308	$1,443,793	$18,899,873	$(12,208,811)	$(52,259)	$(8,082,596)
Warrant expense	-	-	-	-	3,417	-	-	3,417
Option expense	-	-	-	-	40,026	-	-	40,026
Net loss	-	-	-	-	-	(1,954,032)	-	(1,954,032)
Translation adjustment	-	-	-	-	-	-	(165,687)	(165,687)
Balance at June 30, 2022	-	$-	144,379,308	$1,443,793	$18,943,316	$(14,162,843)	(217,946)	$6,006,320

Balance at March 31, 2021	-	-	42,066,172	$420,662	$5,055,420	$(6,754,261)	-	$(1,278,179)
Issuance of stock for compensation	-	-	205,643	2,056	137,349	-	-	139,405
Issuance of stock for acquisition of patents	-	-	100,000,000	1,000,000	19,000,000	-	-	20,000,000
Warrant expense	-	-	-	-	3,417	-	-	3,417
Option expense	-	-	-	-	90,688	-	-	90,688
Net loss	-	-	-	-	-	(749,774)	-	(749,774)
Balance at June 30, 2021	-	$-	142,271,815	$1,422,718	$24,286,874	$(7,504,035)	-	$18,205,557

See accompanying notes to condensed consolidated financial statements.

Ainos, Inc.

Statements of Stockholders’ Equity (Deficit)

For the six months ended June, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Translation
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Adjustment	Total

Balance at December 31, 2021	-	$-	144,379,308	$1,443,793	$18,856,430	$(10,108,916)	$5,800	$10,197,107
Warrant expense	-	-	-	-	6,834	-	-	6,834
Option expense	-	-	-	-	80,052	-	-	80,052
Net loss	-	-	-	-	-	(4,053,927)	-	(4,053,927)
Translation adjustment	-	-	-	-	-	-	(223,746)	(223,746)
Balance at June 30, 2022	-	$-	144,379,308	$1,443,793	$18,943,316	$(14,162,843)	(217,946)	$6,006,320

Balance at December 31, 2020	-	-	42,066,172	$420,662	$4,961,315	$(6,220,255)	-	$(838,278)
Issuance of stock for compensation	-	-	205,643	2,056	137,349	-	-	139,405
Issuance of stock for acquisition of patents	-	-	100,000,000	1,000,000	19,000,000	-	-	20,000,000
Warrant expense	-	-	-	-	6,835	-	-	6,835
Option expense	-	-	-	-	181,376	-	-	181,376
Net loss	-	-	-	-	-	(1,283,781)	-	(1,283,781)
Balance at June 30, 2021	-	$-	142,271,815	$1,422,718	$24,286,874	$(7,504,035)	-	$18,205,557

See accompanying notes to condensed consolidated financial statements.

Ainos, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,053,927)	$(1,283,781)
Adjustments to reconcile net loss to net cash used in operating. activities:
Depreciation and amortization	2,378,835	514,850
Share-based compensation expense	86,886	188,210
Stock issued for compensation	-	139,405
Interest expense	36,202	32,934
Loss on disposal of fixed assets	-	2,247
Changes in operating assets and liabilities:
Accounts receivable	(29,881)	(139,747)
Inventory	(670,507)	3,024
Other current assets	(775,909)	(71,941)
Accrued expenses and other current liabilities	802,282	238,110
Contract liabilities	606,866	333,763
Net cash used in operating activities	(1,619,153)	(42,926)
Cash flows from investing activities:
Acquisition of property and equipment	(424,557)	(23,312)
Proceeds from disposal of property and equipment		36
Net cash used in investing activities	(424,557)	(23,276)
Cash flows from financing activities
Proceeds from convertible notes payable	1,400,000	652,395
Proceeds from notes payable	800,000	-
Payments of lease liabilities	(10,125)	(1,800)
Net cash provided by financing activities	2,189,875	650,595
Net change in cash	146,165	584,393
Effect from foreign currency exchange	(143,787)	-
Cash and cash equivalents at beginning of period	1,751,499	22,245
Cash and cash equivalents at end of period	1,753,877	606,638

Supplemental disclosures of noncash financing and investing activities
Issuance of convertible notes for payables - related party	26,000,000	-
Stock issued for acquisition of patents	-	20,000,000
Stock issued for compensation	-	139,405
Net change in equipment payable	117,185	-
ROU leased assets	-	62,846

See accompanying notes to the condensed consolidated financial statements.

Ainos, Inc.

Notes to Financial Statements

(Unaudited)

1.

Organization and Business. Ainos, Inc., a Texas corporation formerly known as Amarillo Biosciences, Inc. (the "Company", "we" or "us"), is engaged in developing medical technologies for point-of-care (“POCT”) testing and safe and novel medical treatment for a broad range of disease indications. Since our inception in 1984, we have concentrated our resources on business planning, raising capital, research and clinical development activities for our programs, securing related intellectual property and commercialization of proprietary therapeutics using low-dose non-injectable interferon (“IFN”). In addition to our core IFN technology, we are committed to developing a diversified healthcare business portfolio to include medical devices and consumer healthcare products. Although we have historically been involved in extensive pharmaceutical research and development of low-dose oral interferon as a therapeutic, we are prioritizing the commercialization of medical devices as part of our diversification strategy. Since April 15, 2021, we have acquired significant intellectual property from our majority shareholder, Ainos, Inc., a Cayman Islands corporation (“Ainos KY”), to expand our potential product portfolio into Volatile Organic Compounds (“VOC”) POCTs and COVID-19 POCTs. We expect our underlying intellectual property to enable us to expedite the commercialization of our medical device pipeline, beginning with the Ainos-branded COVID-19 POCT product candidates.

2.

Basis of presentation. The accompanying consolidated financial statements, which should be read in conjunction with the audited financial statements and footnotes included in the Company’s Form 10-K/A for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022 and the un-audited financial statements and footnotes included in the Company’s Form 10-Q for the quarter ending March 31, 2022 as filed with the SEC on May 16, 2022, have been prepared in accordance with the Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by for audited financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

3.

Financial Condition. These financial statements have been prepared in accordance with GAAP, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has generated revenues from sales of COVID-19 antigen test kits since the second quarter of 2021. However, losses are anticipated in the ongoing development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The Company’s operations have been funded primarily from related-party convertible debt and equity financings. In addition, the Company received additional funding through a public offering concurrent with an uplisting to the Nasdaq Capital Markets, as described in Note 9.

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

There can be no assurance that capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected and the Company may cease operations. These factors may raise uncertainty regarding our ability to continue as a going concern.

4.

Common Stock. We have 300,000,000 shares of voting common shares authorized for issuance. As of June 30, 2022, a total of 162,740,264 shares of common stock were either issued (144,379,308), or reserved for conversion of convertible debt to stock (17,358,339), held for future exercise of stock options (550,000) and shares reserved for warrant conversion (452,617). We also have $27,400,000 outstanding in convertibles notes which are convertible into shares of common stock upon and at a conversion price equal to 80% of the offering price of any public offering if the Company’s common stock is listed on a national exchange.

We have not paid any dividends to our common stock shareholders to date, and have no plans to do so in the immediate future.

5.	Preferred Stock. We have 10,000,000 shares of preferred stock authorized for issuance. No shares of preferred stock were outstanding as of June 30, 2022.

6.

Current Convertible Notes Payable and Other Notes Payable. As of June 30, 2022 and December 31, 2021, the amount of current convertible and other notes payable totaled $4,389,931 and $3,589,931, respectively. The details of the convertible notes payable and other notes payable are shown in the table below:

Payee	No.	Effective Date	Due Date	From Effective	Following Maturity	Conversion Rate	Issuing Purpose	As of 12/31/2021	Addition	Payment	As of 6/30/2022	Accrued Interest
Current Convertible Notes Payable:
Stephen Chen	#1.16	1/30/2016	Payable on demand	0.75%	N/A	$ 0.17	working capital	114,026	-	-	114,026	6,263
Stephen Chen	#2.16	3/18/2016	Payable on demand	0.65%	N/A	$ 0.19	working capital	262,500	-	-	262,500	10,724
								376,526	-	-	376,526	16,987
Ainos KY	#12.21	4/27/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	15,000	-	-	15,000	326
Ainos KY	#13.21	5/5/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	20,000	-	-	20,000	427
Ainos KY	#14.21	5/25/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	30,000	-	-	30,000	610
Ainos KY	#15.21	5/28/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	35,000	-	-	35,000	706
Ainos KY	#16.21	6/9/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	300,000	-	-	300,000	5,869
Ainos KY	#17.21	6/21/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	107,000	-	-	107,000	2,028
Ainos KY	#18.21	7/2/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	54,000	-	-	54,000	994
Ainos KY	#19.21	9/1/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	120,000	-	-	120,000	1,843
Ainos KY	#20.21	9/28/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	300,000	-	-	300,000	4,182
Ainos KY	#21.21	11/10/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	50,000	-	-	50,000	588
Ainos KY	#22.21	11/25/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	450,000	-	-	450,000	4,927
Ainos KY	#23.21	11/29/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	300,000	-	-	300,000	3,224
Ainos KY	#24.21	12/29/2021	2/28/2023 (1)	1.85%	N/A	$ 0.20	working capital	1,219,000	-	-	1,219,000	11,307
								3,000,000	-	-	3,000,000	37,029
Total convertible notes payable- related parties								3,376,526	-	-	3,376,526	54,016
Non-Convertible Notes Payable:
Stephen Chen	#9.21	1/1/2021	4/14/2021	0.13%	N/A	N/A	working capital	129,405	-	-	129,405	396
Ainos KY	#26.22 (2)	3/4/2022	3/31/2023	1.85%	N/A	N/A	working capital	-	800,000	-	800,000	4,825
			Non-convertible notes payable-related party					129,405	800,000	-	929,405	5,221
i2 China	#8b.20	1/1/2020	1/1/2021	1.85%	N/A	N/A	consulting fee	84,000	-	-	84,000	3,922
			Non-Convertible Notes payable- non-related party					84,000			84,000	3,922
			Total non-convertible notes payable					213,405	800,000	-	1,013,405	9,143
		Total convertible and non-convertible						3,589,931	800,000	-	4,389,931	63,159

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

The total interest expense of convertible notes payable and other notes payable for the six months ended June 30, 2022 and 2021 were $34,486 and $32,775 respectively; the cumulative related accrued interest as of June 30, 2022 and December 31, 2021 were $63,159 and $28,673, respectively.

7.	Non-Current Convertible Notes Payable. As of June 30, 2022 and December 31, 2021, the amounts of non-current convertible notes payable were $27,400,000 and $0, respectively.

APA Convertible Note

On January 30, 2022, we issued to Ainos KY a Convertible Promissory Note in the principal amount of $26,000,000 (the “APA Convertible Note”) for the Asset Purchase Transaction as more particularly described below in Note 8. The principal sum of the APA Convertible Note is payable in cash on January 30, 2027, although we may prepay the APA Convertible Note in whole or in part without penalty. The APA Convertible Note is noninterest bearing. If not earlier repaid, the APA Convertible Note will be converted into shares of our common stock or such other securities or property for which the APA Convertible Note may become convertible, immediately prior to the closing of any public offering of our common stock if our common stock is listed on a U.S. stock exchange. The conversion price, subject to certain adjustments, will be 80% of the initial public offering price of the offering.

March 2027 Convertible Notes

The Company issued Convertible Notes pursuant to certain Convertible Note Purchase Agreements under Regulation S. The transactions are more particularly described below:

•	$50,000 Convertible Note issued on March 31, 2022 to Yun-Han Liao. The purchaser is the daughter of Wu Hui-Lan, the Company’s Chief Financial Officer.

•	$850,000 aggregate Convertible Notes issued on March 28, 2022 to Chih-Cheng Tsai, Ming-Hsien Lee, Yu-Yuan Hsu, and Top Calibre Corporation, a British Virgin Islands company.

•	$500,000 Convertible Note issued on April 11, 2022 to ASE Test Inc., a minority owner of Ainos KY.

•	The above Convertible Notes totaling $1,400,000 are collectively referred to as the “March 2027 Convertible Notes”.

The Principal Amounts of the March 2027 Convertible Notes are payable in cash on March 30, 2027, although the Company may prepay the Convertible Notes in whole or in part without penalty. The March 2027 Convertible Notes are non-interest bearing. If not earlier repaid, the Convertible Notes will be converted into shares of common stock, $0.01 par value per share of the Company, or such other securities or property for which the Convertible Notes may become convertible, immediately prior to the closing of any public offering of the Company’s common stock if the Company’s common stock is listed on a U.S. stock exchange. The conversion price, subject to certain adjustments, will be eighty percent (80%) of the initial public offering price of any such public offering.

8.	Related Party Transactions. The following is a summary of related party transactions that met our disclosure threshold for the six months ended June 30, 2022 and 2021:

Purchase of intangible assets and equipment

Securities Purchase Agreement

On April 15, 2021, we consummated a Securities Purchase Agreement with Ainos KY. Pursuant to the Securities Purchase Agreement, we issued 100,000,000 shares of common stock at $0.20 per share to Ainos KY in exchange for certain patent assignments relating to advanced testing devices and artificial intelligence consumer health care solutions, increased our authorized common stock to 300,000,000 shares and changed our name from “Amarillo Biosciences, Inc.” to “Ainos, Inc.” Immediately after consummating the transaction and issuance of the shares, Ainos KY’s ownership in the Company totaled approximately 70.30% of the issued and outstanding shares of common stock.

Asset Purchase Agreement

Ainos KY and the Company entered into an Asset Purchase Agreement dated as of November 18, 2021 (the “Asset Purchase Agreement”), as modified by an Amended and Restated Asset Purchase Agreement dated as of January 29, 2022 (the “Amended Asset Purchase Agreement”).

Pursuant to the Asset Purchase Agreement, we acquired certain intellectual property assets and certain manufacturing, testing, and office equipment for a total purchase price of $26,000,000 that included $24,886,023 for intangible intellectual property assets and $1,113,977 for equipment. As consideration we issued to Ainos KY a Convertible Promissory Note in the principal amount of $26,000,000 upon closing on January 30, 2022 (the “APA Convertible Note”). Refer to Note 7 for more information.

As part of the Asset Purchase Agreement, we agreed to hire certain employees of Ainos KY who are responsible for research and development of the IP Assets and/or Equipment on terms at least equal to the compensation arrangements undertaken by Ainos KY. From and after the closing, we will have no responsibility, duty or liability with respect to any employee benefit plans of Ainos KY.

Working Capital Advances

All convertible and other notes payable were issued either as a result of financing or deferred compensation provided by shareholders.

In the first half of 2021, Ainos KY provided working capital advances in the form of convertible note financing in the aggregate amount of $507,000 which bear interest at the AFR short-term rate of 1.85% and may be convertible in whole or in part at a conversion price of $0.20 per share, subject to adjustment. Dr. Stephen T. Chen provided working capital advances in the form of convertible note and non-convertible note financing in the aggregate amount of $69,025 and $145,395, respectively. The convertible notes bear interest at the AFR short-term rate of 1.85% and may be convertible in whole or in part at a conversion price of $0.25 per share, subject to adjustment. A sole non-convertible note bears interest at the AFR short-term rate of 0.13%.

In the first half of 2022, Ainos KY provided us a working capital advance in the form of a non-convertible note financing in the principal amount of $800,000, at a 1.85% per annum interest rate, maturing on  February 28, 2023, and ASE Test, Inc. (the “ASE”) provided us a working capital advance in the form of a convertible note financing in the principal amount of $500,000 due on March 30, 2027 . We may prepay the convertible note in whole or in part without penalty (the “ASE Note”) before the maturity date. The ASE Note is non-interest bearing. The convertible note will automatically convert into shares of our common stock immediately prior to the closing of any public offering of our common stock if our common stock is listed on a U.S. stock exchange. The conversion price, subject to certain adjustments, will be 80% of the initial public offering price of any such public offering.

On March 17, 2022, we executed a Promissory Note Extension with Ainos KY, pursuant to which the due dates for the convertible notes issued in 2021 to Ainos KY were extended to February 28, 2023.

As of June 30, 2022 and December 31, 2021, the convertible and non-convertible notes payable for related parties totaled $30,855,931 and $3,505,931, respectively. Refer to Notes 6 and 7 for more information.

Purchase and sales

Ainos COVID-19 Test Kits Sales and Marketing Agreement with Ainos KY

On June 14, 2021, we entered into an exclusive agreement to serve as the master sales and marketing agent for the Ainos COVID-19 Antigen Rapid Test Kit and COVID-19 Nucleic Acid Test Kit with Ainos KY (the “Sales and Marketing Agreement”) which was developed by Taiwan Carbon Nano Technology Corporation (the “TCNT”), an affiliate of the Company. On June 7, 2021, the Taiwan Food and Drug Administration (the “TFDA”) approved emergency use authorization to TCNT for the Ainos COVID-19 Antigen Rapid Test Kit that will be sold and marketed under the “Ainos” brand in Taiwan. On June 21, 2022, we began marketing the Ainos SARS-CoV-2 Antigen Rapid Self-Test ("COVID-19 Antigen Self-Test Kit") under a separate EUA issued by the TFDA to TCNT on June 13, 2022. As TCNT secures regulatory authorizations from foreign regulatory agencies, the Company expects to partner with regional distributors to promote sales in other strategic markets.

We incurred costs associated with finished goods, raw materials and manufacturing fees for Covid-19 antigen rapid test kits from TCNT pursuant to the Sales and Marketing Agreement, totaling $870,404 and $69,509 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the accounts payable to TCNT were $296,498 and $0, respectively.

COVID-19 Antigen Rapid Test Kits Sales

We sold Covid-19 antigen rapid test kits to ASE Technology Holding, an affiliate of the Company, totaling $482,359 and $121,202 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the accounts receivable to ASE Technology Holding were $28,769 and $0, respectively; the payments in advance totalling $630,888 and $0, respectively.

Product Co-development Agreement

Pursuant to the five-year product co-development agreement (the "Product Co-Development Agreement") with TCNT, effective on August 1, 2021, we incurred development expenses totaling $374,170 and $0 for the six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, the accrued payables were $179,547 and $65,156, respectively.

9.	Subsequent Events.

On July 28, 2022, We granted 8,000,000 and 1,320,000 Restricted Stock Units (the “RSUs”) from our 2021 Stock Incentive Plan to employees and non-employee directors, respectively. The RSUs shall vest in accordance with the respective employment agreements entered into by each of the employees and the 2021 Non-Employee Director Compensation Policy relative to the non-employee directors, respectively.

On August 8, 2022, We completed a public offering of 780,000 units on the Nasdaq Capital Market at a public offering price of $4.25 per unit (the “Offering”). Each unit issued in the Offering consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $4.25. The common stock and warrants are immediately separable and are issued separately. In addition, We sold additional Warrants to purchase up to an aggregate of 117,000 shares of our common stock in connection with the partial exercise of the over-allotment option granted to the underwriters of the Offering. We received gross proceeds of $3,316,170, before deducting underwriting discounts and commissions and other estimated offering expenses. In connection with the Offering, We effectuated a reverse split of our issued and outstanding common stock at a ratio of 1-for-15, which became effective at 8 p.m., Eastern Standard Time, on August 8, 2022. The common stock and the warrants are currently quoted on the Nasdaq Capital Market under the symbols “AIMD” and “AIMDW,” respectively. The share numbers and pricing information in this quarterly report are not adjusted to reflect the impact of the reverse stock split.

On August 9, 2022, the APA Convertible note and the march 2027 convertible notes in the aggregate principal amount of $27,400,000 were converted into common stock at a conversion price of 80% of the public offering price of the Offering, or $3.40, for a total of 8,058,818 shares of common stock.

Additionally, convertible promissory notes held by Ainos KY in the aggregate principal amount of $3,000,000 plus accrued interest of $42,959 were converted into common stock on August 8, 2022, at a conversion price of $0.20, for a total of 1,014,319 shares of common stock.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	the extent and duration of the COVID-19 pandemic and the impact of the end of the COVID-19 pandemic on our business and our expectations regarding customer and user demand for our COVID-19 test kits;
•	possible changes in capital structure, financial condition, future working capital needs and other financial items;
•	our expectations of the reliability, accuracy and performance of our products and services;
•	our ability to obtain additional funds for our operations;
•	unforeseen changes in the course of research and development activities and in clinical trials;
•

our ability to obtain and maintain regulatory authorizations, clearances or approvals for our tests and other product candidates, including EUAs (“Emergency Use Authorizations”) for our COVID-19 test kits or other product candidates;

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

For a further discussion of these and other factors that could impact our future results, performance or transactions, see Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 filed with the SEC on April 15, 2022.

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

•

Very Low-Dose Oral Interferon Alpha (“VELDONA”). VELDONA is a low-dose oral interferon alpha (“IFN-α”) formulation based on our nearly four decades of research on IFN-α’s broad treatment applications. We have conducted a parallel study based on VELDONA alone and joint study with InnoPharmax, Inc. for the treatment of COVID-19 and other potential viral infections. We have also recently completed our own animal studies for the same treatment and subsequently are now conducting studies based on the VELDONA-only program.

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

In 2022, we are prioritizing the commercialization of our POCT devices, beginning with seeking EUA authorizations for the COVID-19 POCT product candidates and plans to commercialize our other POCT product candidates.  As a general strategy, we plan to conduct clinical trials in Taiwan and use the data to apply for TFDA approval and FDA clearance via the 510(k) or comparable pathway.  If our products are approved, we plan to work with third-party distributors to market our products in countries where we receive regulatory approval and to seek various business relationships with other medtech companies to market our products.  At the same time, we plan to initiate clinical trials for the VELDONA and SRNA programs over the course of this year.

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

As of June 30, 2022, we had available cash and cash equivalents of $1,753,877.  We anticipate business revenues and further potential financial support from external sources to fund our operations over the next twelve months.  We have based this estimate on assumptions that may prove to be incorrect and we could exhaust our available capital resources sooner than we expect.  See “Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information.  To finance our continuing operations, we will need to raise additional capital, which cannot be assured.

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

Results of Operations for Quarter Ended June 30, 2022 (“Q2 2022”) and June 30, 2021 (“Q2 2021”):

Revenues, Cost and Gross Profit.  The Company reported revenue of $636,627 and $202,992 in Q2 2022 and Q2 2021, respectively from product sales of the Ainos COVID-19 Antigen Rapid Test Kits in Taiwan. The cost of sales relating to product sales of the Ainos COVID-19 Antigen Rapid Test Kits in Q2 2022 was $318,963 compared to of Covid-19 Test Kits $69,508 in Q2 2021.  Gross profit from product sales in Q2 2022 was $317,664 as compared to $133,484 in Q2 2021.  Gross profits generated from product sales of the Ainos COVID-19 Antigen Rapid Test Kits increased by $184,180 between Q2 2022 and the same quarter in the previous year.

Research and Development Expenses.  R&D expenses in Q2 2022 were $1,634,856 mainly consisting of amortization expense of intellectual property assets, staffing and co-development research.  There were no R&D expenses during the same quarter in 2021. We expect that our R&D expenses will increase over time as we further product development of our POCT and other product candidates.  In addition to increasing our in-house R&D staffing, we also contribute R&D funding under our co-development agreements with Taiwan Carbon Nano Technology (“TCNT”), our manufacturing collaborator and our affiliate company for POCT products.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses in Q2 2022 were $627,104 mainly consisting of staffing and legal, audit and consulting etc. professional service expenses, and in Q2 2021 were $860,030 mainly consisting of amortization expense of intellectual property assets, staffing and legal, audit and consulting etc. professional service expenses.  Although personnel expenditure increased in Q2 2022, the total S&A expenses decreased by $232,926 (27%) compared with Q2 2021.The decrease was mainly due to the amortization expense of intellectual property assets, as these amortization expense has been charged to the R&D department after establishing R&D department in August 2021; besides, one-time transactional expenses such as the Securities Purchase Agreement transaction and initiation of new operational activities only incurred in 2021.

Operating Loss.  The Company's operating loss was $1,944,295 and $726,546 in Q2 2022 and Q2 2021, respectively, reflecting a $1,217,749 (168%) increase in operating losses between the reporting periods.  As stated in our discussion about R&D expenses, our operating losses are mainly attributable to additional R&D expenses in line with the Company's product development initiatives.

Interest Expense.  In Q2 2022 interest expense was $18,796 compared to $20,981 in Q2 2021, due to accrued interest for convertible and other debt notes amounted to $ 4,389,931 and $1,711,420 as of June 30, 2022 and 2021, respectively. The interest of $20,981 in Q2 2021 including the default interest of the principal due and unpaid, and the holders of those notes waived their right to such default interest in Q3 2021.

Net Loss.  Net loss attributable to common stock shareholders was $1,954,032 in Q2 2022 compared to $749,774 in Q2 2021, resulting in a 1,204,258 (161%) increase in net losses. The net losses are attributable to increased R&D expenses in line with the Company's product development plans.

Results of Operations for the Six Months Ended June 30, 2022 (“H1 2022”) and June 30, 2021(“H1 2021”):

Revenues.  The total revenue recognized from the sale of Covid-19 Test Kits in Taiwan was $723,828 through June 30, 2022, as compared to $205,113 for the first six months of 2021, an increase of $518,715 or 253%.

Cost of Revenues and Gross Profit.  Cost of sales of Covid-19 Test Kits for the six months ended June 30, 2022 was $360,042 compared to $70,757 for the six months ended June 30, 2021.  The increase in cost of sales of Covid-19 Test Kits for 2022 as compared to 2021 for the six month period was $289,285, or 409%.  Gross profit for six months ended June 30, 2022 was $363,786 compared to $134,356 for the six months ended June 30, 2021, an increase of $229,430 or 171%.

Research and Development Expenses.  Research and development expenses of $3,212,310 were incurred for the first six months of 2022, compared to $0 for the first six months of 2021, an increase of $3,212,310. The increase in 2022 was primarily due to amortization expense of intellectual property assets, staffing and co-development research. In addition, we also contributed R&D funding to our COVID-19 oral treatment program.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $1,178,834 were incurred for the first six months of 2022, compared to $1,383,011 for the first six months of 2021, a decrease of $204,177 (15%).  The mainly S&A expenses of H1 2022 and H1 2021 are the same as Q2 2022 and Q2 2021, and the reasons for expenses decrease are also the same. Please refer to the analysis in preceding paragraph.

Operating Loss.  In the six month period ended June 30, 2022, the Company's operating loss was $4,027,358 compared to an operating loss for the six month period ended June 30, 2021 of $1,248,655, a $2,778,703 (223%) increase. Our operating losses are mainly attributable to additional R&D expenses in line with the Company's product development initiatives.

Interest Income and Expense.  Interest expense, net was $35,483 for the six months ended June 30, 2022, compared to $32,879 for the six months period ended June 30, 2021. The interest expense was due to the interest-bearing debt, including convertible notes and other debt notes, amounted to $4,389,931 and $1,711,420 as of June 30, 2022 and 2021, respectively. The interest of $32,879 in H1 2021 including the default interest of the principal due and unpaid, and the holders of those notes waived their right to such default interest in Q3 2021.

Net Loss. The Net Loss for the first half of 2022, increased to $4,053,927 from $1,283,781 in 2021, an increase of $2,770,146 (216%) for the period.  The major constituents of the increase in net loss are the increases in R&D expenses in the first six months of 2022.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, the Company had available cash of $1,753,877 and $1,751,499, respectively.

The following table summarizes our cash flows at the end of June 30, 2022:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	(1,619,153)	(42,926)
Net cash used in investing activities	(424,557)	(23,276)
Net cash provided by financing activities	2,189,875	650,595

Operating activities:

Cash used by operating activities increased in H1 2022 compared to H1 2021, due to higher operating expenses.  We incurred net operating outflow of $1,619,153 for H1 2022 and $42,926 for H1 2021. While our revenues grew in H1 2022 due to sales of the Ainos COVID-19 test kits, our increased staffing and investment in research and developments increased our expenses resulted in higher net operating outflow.

Investing activities:

Cash used in investing activities increased in H1 2022 compared to cash used in H1 2021, attributed to the acquisition of R&D equipment and office facilities.

Financing activities:

Cash provided by financing activities increased in H1 2022 compared to cash provided in H1 2021, which primarily reflects higher proceeds from convertible notes payable amounted to $1,400,000 and other non-convertible notes payable amounted to $800,000. For a discussion of the notes, see “Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.”

As of June 30, 2022, the principal amount of our convertible and non-convertible notes payable due within the next 12 months was $3,376,526 and $1,013,405, respectively.

The convertible notes outstanding in the principal amount of $3,000,000 due in February 2023 are convertible at the option of the holder at a conversion price of $0.20. The non-convertible debt outstanding in the principal amount of $213,405 are currently payable and due on demand and the rest of amount $800,000 due in March 2023.

On January 30, 2022, we issued a non-interest bearing Convertible Promissory Note in the principal amount of $26,000,000 (the “APA Convertible Note”) in connection with the closing of the Asset Purchase Agreement.

In addition, in the first quarter of 2022, we executed $1,400,000 of the March 2027 Convertible Notes with terms that are substantially similar to the terms of the APA Convertible Note.

In 2022 we intend to focus on commercializing our POCT medical devices and developing our VELDONA-based COVID-19 oral treatment program. Our near-term liquidity requirements will include expenses for clinical trials, repayment of debt not converted into equity, regulatory clearances, and marketing to commercialize our POCT devices, including the Ainos COVID-19 Nucleic Acid Test, the Ainos Flora, the Ainos Pen and our VELDONA-based COVID-19 oral treatment program. We also intend to increase staffing for general administration, marketing and technology development purposes.

In 2023 and beyond, we intend to invest in research and development and clinical trial spending to advance our VELDONA development efforts for disease indications such as thrombocytopenia and Sjögren’s syndrome. We also plan on investing in clinical trials and regulatory approval for the CHS430 device, in collaboration with TCNT, and clinical trial expenses for our SRNA program.

On August 9, 2022, in connection with the Offering, (i) the APA Convertible Note, (ii) the March 2027 Convertible Notes and (iii) $3,000,000 aggregate principal amount of convertible notes plus accrued interest of $42,959 were converted into a total of 9,037,137 shares of our common stock. Following the closing of the Offering on August 11, 2022, we received net proceeds of approximately $2.1 million.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

During half of 2022, as part of our remediation plan and procedures, we began implementing the following changes:

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

ITEM 1A. Risk Factors.

There are no material changes to the risk factors as previously disclosed in our Form 10-K/A in response to Part I - Item 1A of our annual report filed with the SEC on April 15, 2022.

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

On August 9, 2022, the APA Convertible Note was converted into 7,647,058 shares of our common stock (on a post-split basis) at a conversion price equal to $3.40, or 80% of the per unit public offering price of our offering that closed on August 11, 2022.

2021 – 2022 Ainos KY Working Capital Advances

In 2021, Ainos KY provided working capital advances in the form of convertible note financing in the aggregate amount of $3,000,000. The working capital convertible notes issued in 2021 bear interest at the AFR short-term rate of 1.85% and may be convertible in whole or in part at a conversion price of $0.20 per share, subject to adjustment. On March 17, 2022, we executed a Promissory Note Extension with Ainos KY dated March 17, 2022, pursuant to which the maturity dates for the convertible notes issued in 2021 to Ainos KY were extended to February 28, 2023. On August 9, 2022, notes in the aggregate principal amount of $3,000,000 plus accrued interest of $42,959 were converted by Ainos KY into a total of 1,014,319 shares of our common stock.

In March 2022, Ainos KY provided us a working capital advance in the form of a non-convertible note financing in the principal amount of $800,000, at a 1.85% per annum interest rate, with a maturity date of February 28, 2023.

Convertible Note Offering Pursuant to Regulation S

The Company issued convertible notes (the “March 2027 Convertible Notes”) pursuant to Regulation S as more particularly described below:

•

Under a Convertible Note Purchase Agreement dated as of March 31, 2022 by and between the Company and Yun-Han Liao (the “Purchaser”). The Purchaser is the daughter of Hui-Lan Wu, the Company’s Chief Financial Officer. Pursuant to the Agreement the Purchaser paid a total of $50,000 to the Company in exchange for a Convertible Promissory Note issued by the Company in the principal amount of $50,000 (the “Liao Convertible Note”).

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

•	$500,000 Convertible Note issued on April 11, 2022 to ASE Test Inc., a minority owner of Ainos KY and an affiliate of the Company.

On August 9, 2022, in connection with the listing of the Company’s common stock on the Nasdaq Capital Market, the March 2027 Convertible Notes were converted into 411,760 shares of our common stock (on a post-split basis) at a conversion price equal to $3.40, or 80% of the per unit public offering price of our offering that closed on August 11, 2022.

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Mine Safety Disclosures.

Not applicable

ITEM 5. Other Information.

Not applicable

ITEM 6. Exhibits.

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-K	FILING DATE WITH SEC	FORM	EXH #	HYPERLINK TO FILINGS

3.1	Restated Certificate of Formation of the Company, dated April 15, 2021		4/21/2021	8-K	3.1	Restated Certificate of Formation of the Company, dated April 15, 2021
3.2	Amended and Restated Bylaws of the Company, effective August 20, 2021		8/26/2021	S-1	3.2	https://www.sec.gov/Archives/edgar/data/0001014763/000165495422005505/aimd_ex32.htm
3.3	Certificate of Amendment to Restated Certificate of Formation, dated August 8, 2022		8/12/2022	8-K		https://www.sec.gov/Archives/edgar/data/1014763/000165495422011193/aimd_ex31.htm
10.1	Convertible Note Purchase Agreement dated as of April 11, 2022 between Ainos, Inc. and ASE Test, Inc.	X
10.2	Convertible Promissory Note dated April [11], 2022 issued by Ainos, Inc. to ASE Test, Inc.	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a- 14(a) / 15d – 14(a)	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a- 14(a) / 15d – 14(a)	X
32.1	Certification Of Principal Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	X
32.2	Certification Of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	X
99.1	Form 10-K/A for the year ended December 31, 2021		4/15/2022	10-K/A		https://www.sec.gov/ix?doc=/Archives/edgar/data/0001014763/000165495422005040/aimd_10ka.htm
100	XBRL – Related Documents	X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104.1	Cover Page Interactive Data File	X

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

AINOS, INC.

Date: August 15, 2022	By:	/s/ Chun-Hsien Tsai
Chun-Hsien Tsai, Chairman of the Board, and
Chief Executive Officer

Date: August 15, 2022	By:	/s/ Hui-Lan Wu
Hui-Lan Wu, Chief Financial Officer

