Form 10-Q
period 2022-09-30
Ainos, Inc.
filed 2022-11-14
CIK 1014763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-Q

_______________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

20,011,602 shares of common stock, par value $0.01 per share, outstanding as of November 11, 2022

AINOS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Ainos, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30	December 31
	2022	2021
Assets
Current assets:
Cash and cash equivalents	2,417,147	1,751,499
Accounts receivable	400,198	-
Inventory	698,295	-
Other current assets	152,406	466,198
Total current assets	3,668,046	2,217,697
Intangible assets, net	33,946,391	37,329,191
Property and equipment, net	1,350,960	1,187,702
Other Assets	116,425	87,571
Total assets	39,081,822	40,822,161

Liabilities and Stockholders’ Equity
Current liabilities:
Convertible notes payable	376,526	3,376,526
Notes payable	884,000	213,405
Accrued expenses and other current liabilities	1,382,721	1,004,868
Payables -related party	-	26,000,000
Total current liabilities	2,643,247	30,594,799
Long term liability:
Operating lease liabilities-non-current	12,505	30,255
Total liabilities	2,655,752	30,625,054

Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized as of September 30, 2022 and December 31,2021; 19,478,270 shares and 9,625,133 shares issued and outstanding as of September 30, 2022 and December 31, 2021	194,783	96,251
Additional paid-in capital	58,491,505	20,203,972
Accumulated deficit	(21,984,598)	(10,108,916)
Translation adjustment	(275,620)	5,800
Total stockholders’ equity	36,426,070	10,197,107
Total liabilities and stockholders’ equity	39,081,822	40,822,161

See accompanying notes to condensed consolidated financial statements.

Ainos, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Revenues	$1,757,774	$363,052	$2,481,602	$568,164
Cost of revenues	(1,176,032)	(103,638)	(1,536,074)	(174,395)
Gross profit	581,742	259,414	945,528	393,769

Operating expenses:
Research and development expenses	1,834,786	646,798	5,047,096	646,798
Selling, general and administrative expenses	6,569,227	795,958	7,748,060	2,178,969
Total operating expenses	8,404,013	1,442,756	12,795,156	2,825,767
Operating loss	(7,822,271)	(1,183,342)	(11,849,628)	(2,431,998)

Non-operating income and expenses
Interest income and expenses, net	(9,821)	23,517	(45,304)	(9,361)
Other income and expenses, net	10,336	(285)	19,250	(2,532)
Total non-operating income and expenses, net	515	23,232	(26,054)	(11,893)
Net loss	(7,821,756)	(1,160,110)	(11,875,682)	(2,443,891)

Net loss per common shares-basic and diluted	(0.51)	(0.12)	(1.03)	(0.48)

Weighted average common shares outstanding– basic and diluted	15,301,396	9,494,468	11,538,013	5,061,160

See accompanying notes to condensed consolidated financial statements.

4

Ainos, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Net loss	$(7,821,756)	$(1,160,110)	$(11,875,682)	$(2,443,891)
Other comprehensive loss:
Translation adjustment	(57,674)	6,838	(281,420)	6,838
Comprehensive loss	(7,879,430)	(1,153,272)	(12,157,102)	(2,437,053)

See accompanying notes to condensed consolidated financial statements

Ainos, Inc.

Statements of Stockholders’ Equity (Deficit)

For the three months ended September 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Translation	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Adjustment	(Deficit)

Balance at June 30, 2022	-	$-	9,625,133	$96,251	$20,290,857	$(14,162,842)	$(217,946)	$6,006,320
Issuance of stock upon offering, net of issuance cost	-	-	780,000	7,800	1,772,404	-	-	1,780,204
Conversion of convertible notes into common stock	-	-	9,073,137	90,732	30,352,227	-	-	30,442,959
Share-based compensation	-	-	-	-	6,076,017	-	-	6,076,017
Net loss	-	-	-	-	-	(7,821,756)	-	(7,821,756)
Translation adjustment	-	-	-	-	-	-	(57,674)	(57,674)
Balance at September 30, 2022	-	$-	19,478,270	$194,783	$58,491,505	$(21,984,598)	$(275,620)	$36,426,070

Balance at June 30, 2021	-	$-	9,484,634	$94,847	$25,614,745	$(7,504,035)	-	18,205,557
Issuance of stock for option	-	-	11,360	113	64,639	-	-	64,752
Share-based compensation	-	-	-	-	19,322	-	-	19,322
Net loss	-	-	-	-	-	(1,160,110)	-	(1,160,110)
Translation adjustment	-	-	-	-	-	-	6,838	6,838
Balance at September 30, 2021	-	$-	9,495,994	$94,960	$25,698,707	$(8,664,145)	$6,838	$17,136,360

See accompanying notes to condensed consolidated financial statements.

Ainos, Inc.

Statements of Stockholders’ Equity (Deficit)

For the nine months ended September 30, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Translation	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Adjustment	(Deficit)

Balance at December 31, 2021	-	$-	9,625,133	$96,251	$20,203,972	$(10,108,916)	$5,800	$10,197,107
Issuance of stock upon offering, net of issuance cost	-	-	780,000	7,800	1,772,404	-	-	1,780,204
Conversion of convertible notes into common stock	-	-	9,073,137	90,732	30,352,227	-	-	30,442,959
Share-based compensation	-	-	-	-	6,162,902	-	-	6,162,902
Net loss	-	-	-	-	-	(11,875,682)	-	(11,875,682)
Translation adjustment	-	-	-	-	-	-	(281,420)	(281,420)
Balance at September 30, 2022	-	$-	19,478,270	$194,783	$58,491,505	$(21,984,598)	$(275,620)	$36,426,070

Balance at December 31, 2020	-	$-	2,804,259	$28,043	$5,353,933	$(6,220,254)	-	$(838,278)
Issuance of stock for compensation	-	-	13,709	137	139,268	-	-	139,405
Issuance of stock for acquisition of patents	-	-	6,666,666	$66,667	19,933,333	-	-	20,000,000
Issuance of stock for option	-	-	11,360	113	64,639	-	-	64,752
Share-based compensation	-	-	-	-	207,533	-	-	207,533
Net loss	-	-	-	-	-	(2,443,891)	-	(2,443,891)
Translation adjustment	-	-	-	-	-	-	6,838	6,838
Balance at September 30, 2021	-	$-	9,495,994	$94,960	$25,698,707	$(8,664,145)	$6,838	$17,136,360

See accompanying notes to condensed consolidated financial statements.

Ainos, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,875,682)	$(2,443,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,608,080	1,178,693
Share-based compensation expense	6,162,902	207,533
Stock issued for compensation	-	139,405
Loss on disposal of fixed property and equipment	-	2,227
Changes in operating assets and liabilities:
Accounts receivable	(400,198)	(44,643)
Inventory	(698,295)	2,849
Other current assets	313,792	(81,921)
Accrued expenses and other current liabilities	483,660	470,598
Net cash used in operating activities	(2,405,741)	(569,150)
Cash flows from investing activities:
Payments to acquire properties and equipment	(669,792)	(41,581)
Proceeds from disposal of properties and equipment	-	36
Increase in refundable deposits and others	4,713	(1,795)
Net cash used in investing activities	(665,079)	(43,340)
Cash flows from financing activities:
Payments of lease liabilities	(14,896)	(6,815)
Proceeds from convertible notes payable-non-current	1,400,000	-
Proceeds from convertible notes payable	-	1,232,192
Proceeds from notes payable	800,000	-
Principal payments on notes payable	(129,405)	-
Net proceeds from Uplisting in Nasdaq	1,780,204	-
Proceeds from exercise of share options	-	64,752
Net cash provided by financing activities	3,835,903	1,290,129
Effect from foreign currency exchange	(99,435)	7,047
Net increase in cash and cash equivalents	665,648	684,686
Cash and cash equivalents at beginning of period	1,751,499	22,245
Cash and cash equivalents at end of period	2,417,147	706,931
Supplemental Cash Flow Information:
Cash paid for interest	1,872	9,363
Supplemental disclosures of noncash financing and investing activities:
Stock issued for compensation, warrant and option expense	-	346,938
Stock issued for acquisition of patents	-	20,000,000
Issuance of convertible notes for payables-related party	26,000,000	-
Conversion of convertible notes and accrued interest into common stock	30,442,959	-
ROU leased assets and obligation	-	62,723
Payment to acquire properties and equipment:
Acquisition of property and equipment	575,567	-
Increase in prepaid for equipment	33,776	-
Decrease in payables for equipment	60,449	-
Total payments	669,792	-

See accompanying notes to condensed consolidated financial statements.

Ainos, Inc.

Notes to Financial Statements

(Unaudited)

1. Organization and Business

Ainos, Inc., a Texas corporation formerly known as Amarillo Biosciences, Inc. (the “Company”, “we” or “us”), is engaged in developing medical technologies for point-of-care (“POCT”) testing and safe and novel medical treatment for a broad range of disease indications. Since our inception in 1984, we have concentrated our resources on business planning, raising capital, research and clinical development activities for our programs, securing related intellectual property and commercialization of proprietary therapeutics using low-dose non-injectable interferon (“IFN”). In addition to our core IFN technology, we are committed to developing a diversified healthcare business portfolio to include medical devices and consumer healthcare products. Although we have historically been involved in extensive pharmaceutical research and development of low-dose oral interferon as a therapeutic, we are prioritizing the commercialization of medical devices as part of our diversification strategy. Since April 15, 2021, we have acquired significant intellectual property from our majority shareholder, Ainos, Inc., a Cayman Islands corporation (“Ainos KY”), to expand our potential product portfolio into Volatile Organic Compounds (“VOC”) POCTs and COVID-19 POCTs. We expect our underlying intellectual property to enable us to expedite the commercialization of our medical device pipeline, beginning with the Ainos-branded COVID-19 POCT product candidates.

2. Underwritten Public Offering

The Company’s registration statement related to its underwritten public offering (“Offering”) was declared effective on August 8, 2022, and the Company’s common stock and warrants began trading on the Nasdaq Capital Market (“Nasdaq”) on August 9, 2022 under the trading symbols “AIMD” and “AIMDW”, respectively. The Company completed its underwritten public offering of an aggregated 780,000 units at a public offering price of $4.25 per unit. Each unit issued in the offering consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $4.25.

In connection with the Offering, the Company’s board of directors on April 29, 2022 and our shareholders on May 16, 2022 approved a 1-for-15 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock and each series of its redeemable convertible notes to be consummated prior to the effectiveness of the Offering The par value and authorized shares of the Company’s common stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, RSUs, warrants and options to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

The Company filed an amended Restated Certificate of Formation with the Secretary of State of Texas on August 8, 2022 that effectuated the Reverse Stock Split.

Additional information regarding the Offering and Reverse Stock Split can be found below in Note 5 of the Notes to Financial Statements.

3. Basis of presentation

The accompanying consolidated financial statements, which should be read in conjunction with the audited financial statements and footnotes included in the Company’s Form 10-K/A for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022 and the un-audited financial statements and footnotes included in the Company’s Form 10-Q for the quarter ending June 30, 2022 as filed with the SEC on August 15, 2022, have been prepared in accordance with the Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by for audited financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

4. Financial Condition

These financial statements have been prepared in accordance with GAAP, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has generated revenues from sales of COVID-19 antigen test kits since the second quarter of 2021. However, losses are anticipated in the ongoing development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. The Company’s operations have been funded primarily from related-party convertible debt and equity financings. In addition, the Company received additional funding through the Offering concurrent with an uplisting to the Nasdaq Capital Markets, as described in Note 5.

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

5. Stockholders’ Equity

Reverse Stock Split

On May 16, 2022 our shareholders approved a reverse stock split proposal and on August 8, 2022 the Board approved a 1-for-15 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock and each series of its redeemable convertible notes to be consummated prior to the effectiveness of the Company’s underwritten public offering (“Offering”) on August 9, 2022. The par value and authorized shares of the Company’s common stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, RSUs, warrants and options to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

The Company filed an amended Restated Certificate of Formation with the Secretary of State of Texas on August 8, 2022 that effectuated the Reverse Stock Split.

Preferred Stock

We have 10,000,000 shares of preferred stock authorized for issuance. No shares of preferred stock were outstanding as of September 30, 2022.

Common Stock

As of September 30, 2022, we have 300,000,000 shares of voting common shares authorized for issuance. As of September 30, 2022, a total of 21,959,509 shares of common stock were either issued (19,478,270), or reserved for Company equity incentive plans (1,369,999), conversion of convertible debt to stock (145,066), and shares reserved for warrant conversion (966,174).

Underwritten Public Offering

The Company’s registration statement related to its underwritten public offering (“Offering”) was declared effective on August 8, 2022, and the Company’s common stock and warrants began trading on the Nasdaq Capital Market (“Nasdaq”) on August 9,2022 under the trading symbols “AIMD” and “AIMDW”, respectively. The Company completed its underwritten public offering of an aggregated 780,000 units at a public offering price of $4.25 per unit. Each unit issued in the offering consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $4.25. The foregoing described warrants may be exercised from February 5, 2023 (181 days from the effective date of our S-1 Registration Statement made effective August 8, 2022, thereafter “Registration Date”) to August 8, 2027 (5 years from the Registration Date).

The Company received aggregate net proceeds of approximately $1.8 million after deducting underwriting commissions and legal, accounting, and consulting fees related to the Offering.

The Company granted its underwriters a 45-day option to purchase up to an additional 117,000 shares of common stock and/or up to an additional 117,000 warrants at the public offering price to cover over-allotments. The underwriters partially exercised its option to purchase an additional 117,000 warrants at $0.01 per unit for a total of $1,170. In addition, pursuant to an underwriting Agreement, the Company agreed to issue to the Representative of the underwriters, as a portion of the underwriting compensation payable to the Representative, warrants to purchase up to a total of 39,000 shares of Common Stock (the “Representative’s Warrants”). The Representative’s Warrants are exercisable at $4.68 per share, are initially exercisable 180 days after the effective date of the Offering and have a term of five years from their initial exercise date. Pursuant to the customary FINRA rules, the Representative’s Warrants are subject to a lock-up agreement pursuant to which the Representative will not sell, transfer, assign, pledge, or hypothecate these warrants or the securities underlying these warrants, nor will it engage in any hedging, short sale, derivative, put, or call transaction that would result in the effective economic disposition of the warrants or the underlying securities for a period of 180 days from the effective date of the registration statement referenced below.

Upon completion of the Offering, convertible notes outstanding in the principal amount of $30.4 million and accrued interest of $42,959 were automatically converted into 9,073,137 shares of common stock. Additional information regarding the conversion can be found below in Note 7 and Note 8 of the Notes to Financial Statements.

We have not paid any dividends to our common stock shareholders to date and have no plans to do so in the immediate future.

6. Equity Incentive Plans

2018 Employee Stock Option Plan (the “2018-ESOP”)

On September 26, 2018, the Board adopted the Company 2018 Employee Stock Option Plan (the “2018-ESOP”), formerly referred to as the “Amarillo Biosciences, Inc., 2018 Employee Stock Option Plan” in prior filings. The 2018-ESOP provides for the grant of Qualified Incentive Stock Options to the Company’s employees. Qualified options automatically became non-qualified options effective September 26, 2019 and was governed under the 2018-NQSOP described below because the plan was not ratified by our shareholders. The maximum number of shares of common stock authorized under the plan was 66,666 shares. The option price per share of common stock deliverable upon the exercise of an incentive stock option was 100% of the fair market value of a share on the date of grant. The option price is $5.7 per share and the options are exercisable during a period of ten years from the date of grant, where the options vest 20% annually over five years, commencing one year from date of grant.

Effective as of October 6, 2021, with the adoption by the Board of the 2021 SIP, no further awards may be granted under the 2018-ESOP.

2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan (the “2018-NQSOP”)

On September 26, 2018, the Board adopted the Company 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan (the “2018-NQSOP”), formerly referred to as the “Amarillo Biosciences, Inc., 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan” in prior filings. The 2018-NQSOP provides for the grant of nonqualified incentive stock options to employees. The 2018-NQSOP is administered by the Board or by the Compensation Committee as constituted from time to time. The maximum number of shares of common stock which may be issued under the 2018-NQSOP is 266,666 which will be reserved for issuance upon exercise of options. The option price for the nonqualified options is $5.73 exercisable for a period of ten years, with a vesting period of five years at 20% per year commencing one year from date of grant.

Effective as of October 6, 2021, with the adoption by the Board of the 2021 SIP, no further awards may be granted under the 2018-NQSOP. As of September 30, 2022, options to acquire 36,666 shares of common stock remained outstanding.

2021 Employee Stock Purchase Plan

On September 28, 2021, the Board and on May 16, 2022 our shareholders, respectively, approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP” or “Plan”). The purpose of the 2021 ESPP is to provide an opportunity for eligible employees of the company and its designated companies (as defined in the Plan) to purchase common stock at a discount through voluntary contributions, thereby attracting, retaining and rewarding such persons and strengthening the mutuality of interest between such persons and the Company’s stockholders. The Company intends for offerings under the Plan to qualify as an “employee stock purchase plan” under Section 423 of the Code; provided, that the Plan administrator may also authorize the grant of rights under offerings that are not intended to comply with the requirements of Section 423, pursuant to any rules, procedures, agreements, appendices, or sub-plans adopted by the administrator. Subject to adjustments as provided in the Plan, the maximum number of shares of common stock that may be issued under the Plan may not exceed 50,000 shares. Such shares may be authorized but unissued shares, treasury shares or shares purchased in the open market. The Plan is subject to approval by the Company’s stockholders within twelve months after the date of Board approval. The Plan will become effective on the date that stockholder approval is obtained, and will continue in effect until it expires on the tenth anniversary of the effective date of the Plan, unless terminated earlier.

2021 Stock Incentive Plan

On September 28, 2021, the Board and on May 16, 2022 our shareholders, respectively, approved the 2021 Stock Incentive Plan (the “2021 SIP” or “Plan”). The purpose of the 2021 SIP is to provide a means through which the Company, and the other members of the Company Group, defined by Section 2(n) of the Plan as the Company and its subsidiaries, and any other affiliate of the Company designated as a member of the Company Group by the Committee, may attract and retain key personnel, and to provide a means whereby directors, officers, employees, consultants and advisors of the Company and the other members of the Company Group can acquire and maintain an equity interest in the Company, or be paid incentive compensation measured by reference to the value of common stock, thereby strengthening their commitment to the interests of the Company Group and aligning their interests with those of the Company’s stockholders. The types of awards that may be granted from the Plan include individually or collectively, any Incentive Stock Option, Nonqualified Stock Option, Stock Appreciation Right, Restricted Stock, Restricted Stock Unit, Dividend Equivalent Rights and Other Equity-Based Award granted under the Plan. The Plan will be effective upon shareholder approval. The expiration date of the Plan, on and after which date no awards may be granted, will be the tenth anniversary of the date of Board approval of the Plan, provided, however, that such expiration will not affect awards then outstanding, and the terms and conditions of the Plan will continue to apply to such Awards. The aggregate number of shares which may be issued pursuant to awards under the Plan is 1,333,333 shares of Common Stock (the “Plan Share Reserve”), subject to adjustments as provided in the Plan. The number of shares underlying any award granted under 2018 ESOP or 2018 NQSOP (the “Prior Plans”) that expires, terminates or is canceled or forfeited for any reason whatsoever under the terms of the Prior Plans, will increase the Plan Share Reserve. Each Award granted under the Plan will reduce the Plan Share Reserve by the number of shares underlying the award. No more than 666,666 shares may be issued in the aggregate pursuant to the exercise of incentive stock options granted under the Plan. The maximum number of shares subject to awards granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such director during the fiscal year, will not exceed $600,000 in total value (calculating the value of any such awards based on their grant date fair value for financial reporting purposes).

On July 28, 2022, the Company granted 533,332 and 88,000 Restricted Stock Units (the “RSUs”), after giving effect to the Reverse Stock Split, under the 2021 SIP to employees and non-employee directors, respectively. The RSUs shall vest in accordance to the respective employment agreements entered into by each of the employees and the 2021 Non-employee Director Compensation Policy relative to the non-employee directors.

Restricted Stock Units

RSUs entitle the recipient to be paid out an equal number of common stock shares upon vesting. The fair value of RSUs is based on market price of the underlying stock on the date of grant. A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2022 is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per RSU
Balance as of December 31,2021	-	$	N/A
RSUs granted	621,332		$11.10
RSUs vested	(533,332)		$11.10
RSUs canceled	-	$	N/A
Balance as of September 30, 2022	88,000		$11.10

The aggregate fair value of RSU awards that vested in the three- and nine-month periods ended September 30, 2022 was $1 million.  The grant date fair value of awards that vested in the three- and nine-month periods ended September 30, 2022 was $5.9 million.

Warrants

As of September 30, 2022, following warrants are outstanding:

Pursuant to the Offering on August 9, 2022, the Company issued 780,000 units at a public offering price of $4.25 per unit. Each unit issued in the offering consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $4.25.

Pursuant to an underwriting agreement, dated August 8, 2022, by and between the Company and Maxim Group LLC (“Maxim”), as representative of the underwriters, Maxim partially exercised the option to purchase 117,000 additional warrants at a price per warrant of $0.01.

Pursuant to the underwriting agreement the Company issued representative warrants to the Maxim, as representative of the underwriters, to purchase 39,000 shares of common stock at an exercise price of $4.675, effective from February 5, 2023 until August 8, 2027.

On November 25, 2020, the Company issued a warrant to i2China Management Group, LLC, a related party of the Company since August 1, 2021.  The warrant entitles the holder to purchase 30,174 shares $3.98 and expires on November 24, 2025.

Share-Based Compensation

The share-based compensation for the three months ended September 30, 2022 and 2021 were $6,076,017 and $19,322, respectively; and compensation for the nine months ended September 30, 2022 and 2021 were $6,162,902 and $ 207,533, respectively.

As of September 30, 2022, the total unrecognized compensation cost related to outstanding RSUs, stock options and warrant was $1,197,230, which the Company expects to recognize over a weighted-average period of 1.61 years.

7. Current Convertible Notes Payable and Other Notes Payable

As of September 30, 2022, the details of the convertible notes payable and other notes payable are shown in the table below:

Payee	No.	Effective Date	Due Date	From Effective	Following Maturity	Conversion Rate	Issuing Purpose	As of 12/31/2021	Addition	Converted/ Payment	As of 9/30/2022	Accrued Interest
Convertible Notes Payable:
Stephen Chen	#1.16	1/30/2016	Payable on demand	0.75%	N/A	$ 2.52	working capital	114,026	-	-	114,026	6,479
Stephen Chen	#2.16	3/18/2016	Payable on demand	0.65%	N/A	$ 2.81	working capital	262,500	-	-	262,500	11,009
								376,526	-	-	376,526	17,488
Ainos KY	#12.21	4/27/2021	2/28/2023 (1)	1.85%	N/A	$ 3.00	working capital	15,000	-	(15,000)	-	-
Ainos KY	#13.21	5/5/2021	2/28/2023 (1)	1.85%	N/A	$ 3.00	working capital	20,000	-	(20,000)	-	-
Ainos KY	#14.21	5/25/2021	2/28/2023 (1)	1.85%	N/A	$ 3.00	working capital	30,000	-	(30,000)	-	-
Ainos KY	#15.21	5/28/2021	2/28/2023 (1)	1.85%	N/A	$ 3.00	working capital	35,000	-	(35,000)	-	-
Ainos KY	#16.21	6/9/2021	2/28/2023 (1)	1.85%	N/A	$ 3.00	working capital	300,000	-	(300,000)	-	-
Ainos KY	#17.21	6/21/2021	2/28/2023 (1)	1.85%	N/A	$ 3.00	working capital	107,000	-	(107,000)	-	-
Ainos KY	#18.21	7/2/2021	2/28/2023 (1)	1.85%	N/A	$ 3.00	working capital	54,000	-	(54,000)	-	-
Ainos KY	#19.21	9/1/2021	2/28/2023 (1)	1.85%	N/A	$ 3.00	working capital	120,000	-	(120,000)	-	-
Ainos KY	#20.21	9/28/2021	2/28/2023 (1)	1.85%	N/A	$ 3.00	working capital	300,000	-	(300,000)	-	-
Ainos KY	#21.21	11/10/2021	2/28/2023 (1)	1.85%	N/A	$ 3.00	working capital	50,000	-	(50,000)	-	-
Ainos KY	#22.21	11/25/2021	2/28/2023 (1)	1.85%	N/A	$ 3.00	working capital	450,000	-	(450,000)	-	-
Ainos KY	#23.21	11/29/2021	2/28/2023 (1)	1.85%	N/A	$ 3.00	working capital	300,000	-	(300,000)	-	-
Ainos KY	#24.21	12/29/2021	2/28/2023 (1)	1.85%	N/A	$ 3.00	working capital	1,219,000	-	(1,219,000)	-	-
								3,000,000	-	(3,000,000)	-	-
Total convertible notes payable- related parties								3,376,526	-	(3,000,000)	376,526	17,488
Non-Convertible Notes Payable:
Stephen Chen	#9.21	1/1/2021	4/14/2021	0.13%	N/A	N/A	working capital	129,405	-	(129,405)	-	--
Ainos KY	#26.22 (2)	3/4/2022	2/28/2023	1.85%	N/A	N/A	working capital	-	800,000	-	800,000	8,556
			Non-convertible notes payable-related party					129,405	800,000	(129,405)	800,000	8,556
i2 China	#8b.20	1/1/2020	1/1/2021	1.85%	N/A	N/A	consulting fee	84,000	-	-	84,000	2,473
			Non-Convertible Notes payable- non-related party					84,000	-	-	84,000	2,473
			Total non-convertible notes payable					213,405	800,000	(129,405)	884,000	11,029
		Total convertible and non-convertible						3,589,931	800,000	(129,405)	1,260,526	28,517

Notes:

(1)

On March 17, 2022, we executed a Promissory Note Extension Agreement with Ainos KY in which the due dates for certain convertible notes enumerated as #12.21 to #24.21 issued by the Company to Ainos KY were extended to February 28, 2023. The total unpaid principal for these extended period convertible notes amounted to $3,000,000 in the aggregate. Upon closing of the Offering, the principal and accrued interest were automatically converted into common stock of the Company.

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

The current convertible notes payable and accrued interest of Ainos KY as of August 8, 2022 in the aggregate total amount of $3,042,959 were converted to 1,014,319 shares of common stock on August 9, 2022. Information regarding the conversion can be found in Note 5 of the Notes to Financial Statements.

As of September 30, 2022 and December 31, 2021, the amount of current convertible and other notes payable totaled $1,260,526 and $3,589,931, respectively.

The total interest expense of convertible notes payable and other notes payable for the nine months ended September 30, 2022 and 2021 were $44,674 and $32,775 respectively. The cumulative accrued interest as of September 30, 2022 and December 31, 2021 were $28,517 and $28,673, respectively.

8. Non-Current Convertible Notes Payable.

APA Convertible Note

On January 30, 2022, we issued to Ainos KY a Convertible Promissory Note in the principal amount of $26,000,000 (the “APA Convertible Note”) for the Asset Purchase Transaction as more particularly described below in Note 8. The principal sum of the APA Convertible Note is payable in cash on January 30, 2027, although prepayment was permitted in whole or in part without penalty. The APA Convertible Note was noninterest bearing.

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

The Principal Amounts of the March 2027 Convertible Notes were payable in cash on March 30, 2027, although the Company was permitted to prepay the Convertible Notes in whole or in part without penalty. The March 2027 Convertible Notes were non-interest bearing.

The non-current convertible notes payable as of August 9, 2022 in the aggregate total amount of $27,400,000 were all converted to 8,058,818 shares of common stock on that day.

9. Related Party Transactions. The following is a summary of related party transactions that met our disclosure threshold for the nine months ended September 30, 2022 and 2021:

Purchase of intangible assets and equipment

Securities Purchase Agreement

On April 15, 2021, we consummated a Securities Purchase Agreement with Ainos KY. Pursuant to the Securities Purchase Agreement, we issued 6,666,666 shares of common stock at $3 per share to Ainos KY in exchange for certain patent assignments relating to advanced testing devices and artificial intelligence consumer health care solutions, increased our authorized common stock to 300,000,000 shares and changed our name from “Amarillo Biosciences, Inc.” to “Ainos, Inc.” Immediately after consummating the transaction and issuance of the shares, Ainos KY’s ownership in the Company totaled approximately 70.30% of the issued and outstanding shares of common stock.

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

In the first three quarters of 2022 and 2021, Ainos KY provided working capital advances in the form of convertible note and non-convertible note financing in the aggregate amount of $800,000 and $981,000, respectively. As of September 30, 2022 and December 31, 2021, the convertible and non-convertible notes payable to Ainos KY totaled $800,000 and $3,000,000, respectively. Refer to Note 7 for more information.

ASE Test, Inc. (the “ASE”), an affiliate of the Company, provided a working capital advance in the form of a convertible note financing in the principal amount of $500,000 in the 2nd quarter of 2022.

The convertible notes and related accrued interest of Ainos KY and ASE as of August 8, 2022 in the aggregate total amount of $29,542,959 were converted to common stock upon the uplisting to Nasdaq. Refer to Notes 5 for more information.

In the first three quarters of 2021, Dr. Stephen T. Chen provided working capital advances in the form of convertible note and non-convertible note financing in the aggregate amount of $69,025 and $145,395, respectively. The non-convertible note $129,405 was redeemed for cash in the 3rd quarter of 2022. As of September 30, 2022 and December 31, 2021, the convertible and non-convertible notes payable to Dr. Stephen T. Chen were $376,526 and $505,931, respectively.

Purchase and Sales

Ainos COVID-19 Test Kits Sales and Marketing Agreement with Ainos KY

On June 14, 2021, we entered into an exclusive agreement to serve as the master sales and marketing agent for the Ainos COVID-19 Antigen Rapid Test Kit and COVID-19 Nucleic Acid Test Kit with Ainos KY (the “Sales and Marketing Agreement”) which was developed by Taiwan Carbon Nano Technology Corporation (the “TCNT”), an affiliate of the Company. On June 7, 2021, the Taiwan Food and Drug Administration (the “TFDA”) approved emergency use authorization to TCNT for the Ainos COVID-19 Antigen Rapid Test Kit that will be sold and marketed under the “Ainos” brand in Taiwan. On June 21, 2022, we began marketing the Ainos SARS-CoV-2 Antigen Rapid Self-Test (“COVID-19 Antigen Self-Test Kit”) under a separate EUA issued by the TFDA to TCNT on June 13, 2022. As TCNT secures regulatory authorizations from foreign regulatory agencies, the Company expects to partner with regional distributors to promote sales in other strategic markets.

We incurred costs associated with finished goods, raw materials and manufacturing fees for Covid-19 antigen rapid test kits from TCNT pursuant to the Sales and Marketing Agreement, totaling $1,603,169 and $173,657 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the accounts payable to TCNT were $24,242 and $0, respectively.

COVID-19 Antigen Rapid Test Kits Sales

We sold Covid-19 antigen rapid test kits to ASE Technology Holding, an affiliate of the Company, totaling $1,988,150 and $185,376 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the accounts receivable to ASE Technology Holding were $335,799 and $0, respectively.

Product Co-development Agreement

Pursuant to the five-year product co-development agreement (the “Product Co-Development Agreement”) with TCNT, effective on August 1, 2021 we incurred development expenses totaling $490,082 and $117,386 for the nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, the accrued payables were $21,594 and $65,156, respectively.

10. Subsequent Events.

In accordance with the respective employment agreements entered into by each of the employees, the Company issued 533,332 common stock shares upon settlement and conversion of vested Restricted Stock Units (the “RSUs”) issued under our 2021 Stock Incentive Plan on October 26, 2022.

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

Our Portfolio of Products

Our portfolio of products is currently comprised of the following:

•	COVID-19 Antigen Rapid Test Kit and Ainos’ Cloud-based Test Management Apps. Our cloud-based test management platform is comprised of an antigen rapid test kit, a personal application, or app, and an enterprise app. We anticipate our management apps will allow individuals and organizations to seamlessly manage tests, trace infections, and share results. As the first commercialized COVID-19 product we sell, we currently market the Ainos COVID-19 antigen rapid test kit in Taiwan under emergency use authorization (“EUA”) issued by the Taiwan Federal and Drug Administration (“TFDA”). We market the Ainos COVID-19 antigen rapid test kit under our brand name. The kit is manufactured by TCNT, our product co-developer.

•	VOC POCT – Ainos Flora. Our Ainos Flora device, currently under clinical study in Taiwan, is intended to perform a non-invasive test for female vaginal health and certain sexually transmitted diseases (“STDs”) including chlamydia, gonorrhea and trichomoniasis, within a few minutes. We expect Ainos Flora will provide convenient, discreet, rapid testing in a point-of-care setting which will allow women to self-test at home.

•	VOC POCT – Ainos Pen. Our Ainos Pen device is a cloud-connected, multi-purpose, portable breath analyzer that is intended to monitor health conditions including oral, gastrointestinal, liver, and renal health within minutes. We expect consumers to be empowered to share their self-test results with their physicians through in-person and telehealth medical consultations.

•	VOC POCT – CHS430. The CHS430 device is intended to provide non-invasive testing for ventilator-associated pneumonia within 10 minutes, as compared to current standard of care invasive culture tests that typically take more than two days to provide results. We plan to be the exclusive sales agent for CHS430, pursuant to our Product Development Agreement with our co-developer, TCNT, who will manufacture the product.

•	Very Low-Dose Oral Interferon Alpha (“VELDONA”). VELDONA is a low-dose oral interferon alpha (“IFN-α”) formulation based on our nearly four decades of research on IFN-α’s broad treatment applications. We have recently completed our own animal studies for oral treatment of COVID-19 and potential other viral infections. Subsequently, we are now conducting studies based on the VELDONA-only program. We also intend to explore opportunities to advance our other candidates including thrombocytopenia, Sjögren’s syndrome, aphthous stomatitis, chemotherapy-induced stomatitis, influenza, and the common cold.

•	Synthetic RNA (“SRNA”). We are developing a SRNA technology platform in Taiwan. Our initial focus is to develop a potential COVID-19 mRNA vaccine platform using the full-length spike or the RBD gene sequence of the alpha and delta variants as reference sequences.

An integral part of our operating strategy is to create multiple revenue streams through commercializing our product portfolio and leveraging our intellectual property patents, including potentially out-licensing or forming strategic relationships to develop our medical devices, consumer healthcare products and low-dose interferon therapeutics.

As a general strategy, we plan to conduct clinical trials in Taiwan and use the data to apply for TFDA approval and FDA clearance or comparable pathway. If our products are approved, we plan to work with third-party distributors to market our products in countries where we receive regulatory approval and to seek various business relationships with other medtech companies to market our products. At the same time, we plan to initiate clinical trials for the VELDONA and SRNA programs over the course of this year.

We signed a Master Service Agreement with Swiss Pharmaceutical Co., Ltd. (Taiwan) (“Swiss Pharma”). Pursuant to the agreement, Swiss Pharma will test, manufacture, and package the Company’s VELDONA “GMP Clinical Batch” and “GMP Commercial Batch” product candidates for the Company’s planned clinical trials under both Pharmaceutical Inspection Co-operation Scheme Good Manufacturing Practice (“PIC/S GMP”) and U.S. Food & Drug Administration (“U.S. FDA”) Current Good Manufacturing Practice regulations. This relationship with Swiss Pharma is intended to develop the Company’s VELDONA product candidates and enable us to effectively increase our manufacturing capabilities for VELDONA for our clinical trials, including testing, quality inspection, labeling, and packaging.

Our ability to generate product revenue sufficient to achieve profitability will depend on further successful development and commercialization of one or more of our current or future product candidates and programs. In the near-term, we expect the COVID-19 antigen test kits to generate organic cash flows while we invest in our other pipeline projects. We expect to continue to incur significant expenses for the next few years as we advance our product candidates through preclinical development, clinical trials and regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution, and legal and regulatory compliance. We may also incur expenses in connection with strategic relationships for the development of additional product candidates. Furthermore, we expect to continue to incur costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

Until we can generate significant revenues, if ever, we expect to finance our operations with business revenues and proceeds from external sources. We may pursue additional funding that may include our entry into or expansion of borrowing arrangements; research and development incentive payments, government grants, co-financing from pharmaceutical companies and other corporate sources; and potential future collaboration agreements with pharmaceutical companies or other third parties. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization, potential in-licenses or acquisitions plans for one or more of our product candidates.

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

As of September 30, 2022, we had available cash and cash equivalents of $2,417,147. We anticipate business revenues and further potential financial support from external sources to fund our operations over the next twelve months. We have based this estimate on assumptions that may prove to be incorrect and we could exhaust our available capital resources sooner than we expect. See “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional information. To finance our continuing operations, we will need to raise additional capital, which cannot be assured.

Impact of COVID-19 on Our Business

The COVID-19 pandemic presented us an opportunity to grow our COVID-19 antigen test business. Substantially all of our operating revenue came from the sale of the Ainos COVID-19 antigen rapid test kits in Taiwan. We intend to broaden our market reach if TCNT, our product co-developer and manufacturing partner, successfully obtains regulatory clearance in the U.S. or other countries.

We believe affordable, easy-to-use, rapid COVID-19 testing will continue to be in demand at least in the short-term.

Due to evolving market dynamics with COVID testing and the current financial environment, we decided to discontinue investment in commercializing the COVID-19 nucleic acid test program. We intend to evaluate our nucleic acid test technology for potential applications for other disease indications.  At the same time, we continue to develop our other long-term programs, including Ainos Flora and our VELDONA candidates. We intend to actively explore out-licensing opportunities for our VELDONA candidates to accelerate return of our investments.

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

Results of Operation for Quarter Ended September 30, 2022 (“Q3 2022”) and 2021 (“Q3 2021”)

Revenues

Revenues increased by 384.2% to US$1,757,774 in the third quarter of 2022 from US$363,052 in the same period of 2021, driven by increased sales of the Company’s COVID-19 Antigen Self-Test Kits in Taiwan. An increase in the number of COVID-19 cases in Taiwan and increased acceptance of our highly accurate self-test kit contributed to the strong performance.

Costs and Gross Profit

Cost of revenues was US$1,176,032 in the third quarter of 2022, compared with US$103,638 in the same period of 2021. Such increase was consistent with the corresponding increase in sales volume, as the Company shipped more of its COVID-19 Antigen Self-Test Kits.

In the third quarter of 2022, gross profit was US$581,742, representing a 33.1% gross margin, compared to US$259,414, or a 71.5% gross margin a year ago. The decline in gross margin was driven by a shift in the Company’s revenue mix. To align with Taiwan’s infection control policy, we generated more revenue from the COVID-19 Antigen Self-Test Kit in the third quarter. In comparison, the majority of our revenue during the comparable period had been generated from sales of our COVID-19 Rapid Test Kit for use by healthcare professionals. The self-test kit accounted for all our business in the third quarter, compared to 7% in the previous quarter.

Research and Development Expenses

Compared to $646,798 in Q3 2021, R&D expenses in Q3 2022 were $1,834,786, mainly consisting of amortization expense of intellectual property assets, staffing, experimental materials, service fee for CRO and animal study, co-development research with labs of universities and other companies. In Q3 2022, we committed additional funding toward our VELDONA development.

When excluding depreciation and amortization expenses, R&D expenses increased to US$628,367 from US$401,526 over the same period.

Selling, General and Administration Expenses

Selling, general and administrative expenses in Q3 2022 were $6,569,227, compared to $795,958 in Q3 2021. Aside from share-based compensation expense, SG&A expense mainly consisted of staffing, legal, audit, consulting, and professional service expenses.

Our share-based compensation expenses related to the Company’s 2018-ESOP, 2018-NQSOP, employee-related Warrants, and 2021 Stock Incentive Plan was $6,076,017 and $19,322 in Q3 2022 and Q3 2021, respectively.

When excluding depreciation and amortization expenses and share-based compensation, SG&A expenses increased to US$489,838 from US$358,063 over the same period.

Operating Loss

The Company’s operating loss was $7,822,271 and $1,183,342 in Q3 2022 and Q3 2021, respectively, reflecting a $6,638,929 (561%) increase in operating losses between the reporting periods, which was driven by R&D expenses and share-based compensation.

Net Loss

Net loss attributable to common stock shareholders was $7,821,756 in Q3 2022 compared to $1,160,110 in Q3 2021, resulting in a $6,661,646 (574%) increase in net losses. The net losses are attributable to increased R&D expenses and share-based compensation.

Results of Operation for the Nine months Ended September 30, 2022 and 2021

Revenues

Revenues increased by 337% to US$2,481,602 in the first nine months ended September 30, 2022 from US$568,164 in the same period of 2021, driven by increased sales of the Company’s COVID-19 Antigen Self-Test Kits in Taiwan. An increase in the number of COVID-19 cases in Taiwan and increased acceptance of our highly accurate self-test kit contributed to the strong performance.

Costs and Gross Profit

Cost of revenues was US$1,536,074 in the first nine months ended September 2022, compared with US$174,395 in the same period of 2021. Such increase was consistent with the corresponding increase in sales volume, as the Company shipped more of its COVID-19 Antigen Self-Test Kits.

In the first nine months ended September 30, 2022, gross profit was US$945,528, representing a 38.1% gross margin, compared to US$393,769, or a 69.3% gross margin in the same period in 2021. The decline in gross margin was driven by a shift in the Company’s revenue mix.

Research and Development Expenses

Research and development expenses of $5,047,096 were incurred for the first nine months of 2022, compared to $646,798 for the first nine months of 2021, an increase of $4,400,298. Nevertheless, the first six months of 2021, the R&D expense is $0. The increase in 2022 was primarily due to amortization expense of intellectual property assets, staffing experimental materials, service fee for CRO and animal study, co-development research with labs of universities and other companies.

When excluding depreciation and amortization expenses, R&D expenses increased to US$1,548,711 from US$211,506 over the same period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $7,748,060 were incurred for the first nine months of 2022, compared to $2,178,969 for the first nine months of 2021, an increase of $5,569,091 (256%). The mainly S&A expenses of the first nine months 2022 and 2021 are the same as Q3 2022 and Q3 2021, and the reasons for expenses increase are also the same. Please refer to the analysis in preceding paragraph.

When excluding depreciation and amortization expenses and share-based compensation, SG&A expenses increased to US$1,523,223 from US$1,089,176 over the same period.

Operating Loss

In the first nine months period ended September 30, 2022, the Company’s operating loss was $11,849,628 compared to an operating loss for the first nine months period ended September 30, 2021 of $2,431,998, a $9,417,630 (387%) increase. Our operating losses are mainly attributable to additional R&D expenses and share-based compensation expense, in line with the Company’s product development initiatives and human resource policy.

Net Loss

The Net Loss for the first nine months of 2022, increased to $11,875,682 from $2,443,891 in 2021, an increase of $9,431,791 (386%) for the period. The major constituents of the increase in net loss are the increases in R&D expenses in the first nine months of 2022 and share-based compensation expense in the third quarter of 2022.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, the Company had available cash of $2,417,147 and $1,751,499, respectively.

The following table summarizes our cash flows at the end of September 30, 2022:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	(2,405,741)	(569,150)
Net cash used in investing activities	(665,079)	(43,340)
Net cash provided by financing activities	3,835,903	1,290,129

Operating activities:

While our revenues grew in the first nine months of 2022 due to sales of Ainos COVID-19 test kits, we increased investment in research and developments and working capital, resulting in a higher net operating outflow.

Cash expenditures for operating activities in the first nine months of 2022 and 2021 were $2,405,741 and $569,150, respectively.

Investing activities:

Cash used in investing activities increased in the first nine months of 2022 compared to cash used in the same period in 2021 were $665,079 and $43,340, respectively, attributed to the acquisition of R&D equipment and office facilities.

Financing activities:

Cash provided by financing activities increased in the first nine months in 2022 compared to cash provided in the same period in 2021 were $3,835,903 and $1,290,129, respectively, which primarily reflects higher proceeds from convertible notes and notes payable amounted to $838,403 and net proceeds from uplisting amounted to $1,780,204.

Our total liabilities decreased significantly due to the Offering and the conversion of the majority of outstanding convertible notes into common stock. As of September 30, 2022 and December 31, 2021, total liabilities were $2,655,752 and $30,625,054, and debt ratios were 7% and 75%, respectively.

In 2022 we intend to focus on commercializing our POCT candidates and developing our VELDONA-based COVID-19 oral treatment program. Our near-term liquidity requirements will include expenses for clinical trials, repayment of debt not converted into equity, regulatory clearances, and marketing to commercialize our POCT devices and our VELDONA-based COVID-19 oral treatment program. We also intend to increase staffing for general administration, marketing and technology development purposes.

In 2023 and beyond, we intend to invest in research and development and clinical trial spending to advance our VELDONA development efforts for disease indications such as thrombocytopenia and Sjögren’s syndrome. We also plan on investing in clinical trials and regulatory approval for our POCT devices, in collaboration with TCNT, and clinical trial expenses for our SRNA program.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

During the first nine months of 2022, as part of our remediation plan and procedures, we have been implementing the following changes:

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

ITEM 1A. Risk Factors.

There are no material changes to the risk factors as previously disclosed in our Form S-1/A (Amendment No. 3) filed with the SEC on July 27, 2022.

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

On August 9, 2022, the APA Convertible Note was converted into 7,647,058 shares of our common stock (on a post-split basis) at a conversion price equal to $3.40, or 80% of the per unit public offering price of our offering that closed on August 9, 2022.

2021 – 2022 Ainos KY Working Capital Advances

In 2021, Ainos KY provided working capital advances in the form of convertible note financing in the aggregate amount of $3,000,000. The working capital convertible notes issued in 2021 bear interest at the AFR short-term rate of 1.85% and may be convertible in whole or in part at a conversion price of $3.00 per share, subject to adjustment. On March 17, 2022, we executed a Promissory Note Extension with Ainos KY dated March 17, 2022, pursuant to which the maturity dates for the convertible notes issued in 2021 to Ainos KY were extended to February 28, 2023. On August 9, 2022, the notes in the aggregate principal amount of $3,000,000 plus accrued interest of $42,959 were converted by Ainos KY into a total of 1,014,319 shares of our common stock.

In March 2022, Ainos KY provided us a working capital advance in the form of a non-convertible note financing in the principal amount of $800,000, at a 1.85% per annum interest rate, with a maturity date of February 28, 2023.

Convertible Note Offering Pursuant to Regulation S

The Company issued convertible notes (the “March 2027 Convertible Notes”) pursuant to Regulation S as more particularly described below.

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

On August 9, 2022, in connection with the listing of the Company’s common stock on the Nasdaq Capital Market, the March 2027 Convertible Notes were converted into 411,760 shares of our common stock (on a post-split basis) at a conversion price equal to $3.40, or 80% of the per unit public offering price of our Offering.

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Mine Safety Disclosures.

Not applicable

ITEM 5. Other Information.

On September 28, 2022, the Board of Directors of the Company approved an amendment to Article V, Section 1 and 2 of the Company’s Bylaws which, as amended, require that: (a)  the ownership interests in the Company, inclusive of its common stock and its preferred stock, shall be either uncertificated or certificated shares, and (b) any certificated shares that have been issued and are outstanding to date shall be deemed to be uncertificated shares only after the certificate is surrendered to the Company in accordance with the requirements of the Board, as may be adopted at its discretion.  The Company’s Form 8-K filed on October 4, 2022 and its amended restated Bylaws are incorporated herein by this reference.

ITEM 6. Exhibits.

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-Q	FILING DATE WITH SEC	FORM	EXH #	HYPERLINK TO FILINGS

3.1(a)	Restated Certificate of Formation of the Company, dated April 15, 2021		4/21/2021	8-K	3.1	Restated Certificate of Formation of the Company, dated April 15, 2021
3.1(b)	Certificate of Amendment to the Restated Certificate of Formation, dated August 8, 2022		8/12/2022	8-K	3.1	Certificate of Amendment, dated August 8 2022
3.2	Amended and Restated Bylaws of the Company, effective September 28, 2022		10/4/2022	8-K	3.2	Amended and Restated Bylaws, effective September 28, 2022
4.1(a)	Form Common Stock Certificate	X
4.1(b)	Form of Warrant		8/2/2022	S-1/A	4.1	Form of Warrant
4.1(c)	Form of Warrant Agency Agreement		8/2/2022	S-1/A	4.3	Form of Warrant Agency Agreement
10	Master Service Agreement with Swiss Pharmaceutical Co., Ltd. (Taiwan)	X
23.1	Consent of PWR CPA LLP, independent registered accounting firm	X
24	Power of Attorney	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a- 14(a) / 15d – 14(a)	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a- 14(a) / 15d – 14(a)	X
32.1	Certification Of Principal Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	X
32.2	Certification Of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	X
99.1	Form 10-K/A for the year ended December 31, 2021		4/15/2022	10-K/A		Form 10-K/A, year ended December 31, 2021
100	XBRL – Related Documents	X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104.1	Cover Page Interactive Data File	X

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

AINOS, INC.
	By:	/s/ Chun-Hsien Tsai
Date: November 14, 2022	Chun-Hsien Tsai, Chairman of the Board, AND
Chief Executive Officer

Date: November 14, 2022	By:	/s/ Hui-Lan Wu
Hui-Lan Wu, Chief Financial Officer

