Form 10-K
period 2022-12-31
Ainos, Inc.
filed 2023-04-03
CIK 1014763

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the Fiscal Year Ended December 31, 2022

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] Commission File Number 0-20791

AINOS, INC.
(Exact name of registrant as specified in its charter)

Texas	75-1974352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8880 Rio San Diego Drive, Ste.800, San Diego, CA	92108
(Address of principal executive offices)	Zip Code

Issuer’s telephone number, including area code:	(858) 869-2986

Securities registered under Section 12(b) of the Exchange Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AIMD	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
Common Stock Purchase Warrants	AIMDW	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered under Section 12(g) of the Exchange Act. None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes        ☒ No

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes       ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      ☐ No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2022, there were issued and outstanding 20,011,602 shares of the registrant’s common stock, par value $0.01, which is the only class of common or voting stock of the registrant. As of that date, the aggregate market value of 5,068,644 shares of common stock held by non-affiliates of the registrant was approximately $3,142,559 (based on the closing price of $0.62 for the common stock on the NASDAQ:AIMD December 31, 2022). Shares of common stock held by officers, directors and each shareholder owning 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares of the Registrant’s common stock issued and outstanding as of March 31, 2023 was 20,011,602.

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

PART I

The following contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those discussed elsewhere in this Form 10-K. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

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

We have historically been involved in extensive research and development of low-dose oral interferon as a therapeutic. We continue to develop our VELDONA platform and other pharmaceutical platforms and recently have acquired intellectual properties to expand our POCT business. In 2021 and 2022, we acquired significant intellectual property from our majority shareholder, Ainos KY, to expand our potential product portfolio into Volatile Organic Compounds (“VOC”) and COVID-19 POCTs.

Our Medtech Solutions

Our solutions are currently comprised of the following:

•	COVID-19 Antigen Rapid Test Kit. As the first commercialized COVID-19 product we sell, we currently market COVID-19 antigen rapid test kits in Taiwan under emergency use authorization (“EUA”) issued by the Taiwan Federal and Drug Administration (“TFDA”) for healthcare professional use and for self-test use. We also offer companion test management apps for the tests kits for healthcare professional use. We market the test kits under the Ainos brand name. The kit is manufactured by TCNT, our product co-developer.

•	VOC POCT – Ainos Flora. Our Ainos Flora device, currently under clinical study in Taiwan, is intended to perform a non-invasive test for female vaginal health and certain common sexually transmitted diseases (“STDs”) within a few minutes. We are developing a companion app that enables users to conveniently manage test results. We believe Ainos Flora provides connected, convenient, discreet, rapid testing in a point-of-care setting.

•	VOC POCT – Ainos Pen. Our Ainos Pen device is a cloud-connected, multi-purpose, portable breath analyzer that is intended to monitor health conditions within minutes. We expect consumers to be empowered to share their test results with their physicians through in-person and telehealth medical consultations.

•	VOC POCT – CHS430. The CHS430 device is intended to provide non-invasive testing for ventilator-associated pneumonia within few minutes, as compared to current standard of care invasive culture tests that typically take more than two days to provide results. We plan to be the exclusive sales agent for CHS430, pursuant to our Product Development Agreement with our co-developer, TCNT, who will manufacture the product.

•	Very Low-Dose Oral Interferon Alpha (“VELDONA”). VELDONA is a low-dose oral interferon alpha (“IFN-α”) formulation based on our nearly four decades of research on IFN-α’s broad treatment applications. Our pipeline candidates include oral treatment for COVID-19 for human, feline chronic gingivostomatitis (FCGS) and canine atopic dermatitis (CAD). We also intend to explore various business opportunities, including outlicensing, to advance other candidates including thrombocytopenia, Sjögren’s syndrome, aphthous stomatitis, chemotherapy-induced stomatitis, influenza, and the common cold.

•	Synthetic RNA (“SRNA”). We are developing a SRNA technology platform in Taiwan with a long-term goal of developing next-generating precision treatments and rapid tests.

Business Strategies

An integral part of our operating strategy is to create multiple revenue streams through commercializing our product portfolio and leveraging our intellectual property patents, including potentially out-licensing or forming strategic relationships to develop our POCT products and low-dose interferon therapeutics.

In 2023, we are prioritizing the commercialization of our lead VOC POCT candidate, Ainos Flora, and pursue outlicensing of our VELDONA candidates. As a general strategy, we plan to conduct clinical trials in Taiwan and use the data to apply for TFDA approval and, if applicable, FDA clearance for our product candidates. If our products are approved, we plan to either work with third-party distributors to market our products in applicable countries or seek various business relationships with other companies to advance our products to eventual commercialization.

Patents and Proprietary Rights

The Company has built an extensive patent portfolio of intellectual property consisting of patents related to VOC technologies, POCT products, and low-dose orally administered interferon that encompass method of use or treatment, and/or composition of matter and manufacturing. The Company presently owns a total of 63 patents, of which 50 are active patents and 13 are pending patent approval.

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

Regulation of Veterinary Drugs in Taiwan

Our veterinary product candidates are subject laws and regulations in Taiwan including, but not limited to, the Veterinary Drugs Control Act, Enforcement Rules under the Veterinary Control Act, Guidelines of Good Manuacture Practice for Veterinary Drug Manufacturers, and Taiwan Regulations for Pet Foods and Supplements. The laws and regulations govern, among other things, product design and development, pre-clinical and clinical testing, quality testing, manufacturing, packaging, labeling, storage, record keeping and reporting, clearance or approval, marketing, sales and distribution, promotion and advertising, import and export and post-marketing surveillance.

Under Taiwan law, a “veterinary drug” refers to one of the following substances in the form of bulk chemical compound, formulated preparation, or over the counter drug: Biologics specifically made for preventing and treating animal diseases based on microbiology, immunology or molecular biology; Antibiotics specifically made for preventing and treating animal diseases; Diagnostics announced and designated by the central competent authority for the diagnosis of animal diseases; and drugs that enhance or regulate animal physical functions specifically for preventing and treating animal diseases.

The competent authorities with licensing and enforcement authority under the Veterinary Drugs Control Act include the Council of Agriculture of the central government, the municipal government of a special municipality, or a local city or county.

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

Employees

As of December 31, 2022, we had 43 full-time employees. Of these, 27 employees, a majority of our employees, are dedicated to research and development. Our employees are primarily located in Taiwan with some of our employees located in California. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have good relations with our employees. We plan to continue expand our manpower in research development, sales and marketing, and general operations to support our business programs.

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

Consultants

From time to time, the Company engages consultants as needed for specific areas of responsibility. During 2022, the Company engaged the following consultants: John Junyong Lee, Esq. - Chief Legal Counsel & Corporate Secretary, Dr. Stephen T. Chen – Pharmaceutical Development Consultant, Dr. Manfred Beilharz – Clinical Studies Advisor and Ms. Chien-Hsuan Huang – Product Development Consultant.

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

We are focused on product development and have generated $3,519,627 and $594,563 in revenues from COVID-19 antigen test kit sales in 2022 and 2021, respectively. We expect to continue to incur operating losses until we are able to commercialize or license our other products. These operating losses have adversely affected and are likely to continue to adversely affect our working capital, total assets and stockholders’ equity. We have generated operating losses of $13,976,212 and $3,867,426 in the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and December 31, 2021, we had cumulative losses of $24,115,606 and $10,108,916, respectively. We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

We believe that our cash on hand, along with the anticipated net proceeds from products and additional financing, will enable us to fund our operations over the short and medium terms based on our current plan. We are dependent on obtaining, and are continuing to pursue, necessary funding from outside sources, including obtaining additional funding from the issuance of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. The successful commercialization of any of our products will require us to perform a variety of functions, including:

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

We expect that sales of the Ainos COVID-19 antigen rapid test kits will account for majority of our revenue until at least such time as we can commercialize additional tests or other products. As a result, our ability to execute our growth strategy and become profitable in the near term will depend upon consumer adoption of the Ainos COVID-19 test kits. COVID-19 infection is moderating and we currently have a very small number of customers for the Ainos COVID-19 antigen rapid test kits in Taiwan. If infection rates remain low and if we are unable to expand our customer base, we may not be able to increase our revenue. Adoption and use of the Ainos COVID-19 antigen rapid test kits will depend on several factors, including, but not limited to the accuracy, affordability and ease of use of our product as compared to other products and products that compete with the Ainos COVID-19 antigen rapid test kits.

Because we expect virtually all of our revenue for at least the near term to be generated from sales of the Ainos COVID-19 antigen rapid test kits in Taiwan, our the failure to increase sales volume or retain regulatory authorization under our EUA in Taiwan for the Ainos COVID-19 antigen rapid test kits may have a material adverse effect on our business, operating results and financial condition.

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

We cannot assure you that we will meet our timelines for our development programs, which may be delayed or not completed for a number of reasons. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’ ability to successfully:

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

We are a company primarily focused on product development and our product revenues may not sufficient to fund our operations. Until, and if, we receive approval from the TFDA, FDA and other regulatory authorities for our product candidates, our revenues generated from products may be limited. We had cash and cash equivalents of $1,853,362 as of December 31, 2022, and we will need to continue to seek capital from time to time to continue to capitalize the development and commercialization of our product candidates and to acquire and develop other product candidates. Our actual capital requirements will depend on many factors. For instance, our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment or a change in COVID-19 treatment modalities. If we experience unanticipated cash requirements, we may need to seek additional sources of financing, which may not be available on favorable terms, if at all.

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

Our quarterly and annual operating results may fluctuate significantly, which will make it difficult for us to predict our future results. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

•	the scalability of our COVID-19 test sales which is dependent on the severity of COVID-19 infections
•	the timing and cost of, and level of investment in, research, development and commercialization activities, which may change from time to time;
•	the timing and status of enrollment for our clinical trials;
•	the timing of regulatory approvals, if any, in the United States and internationally;
•	the timing of expanding our operational, financial and management systems and personnel, including personnel to support our clinical development, quality control, manufacturing and commercialization efforts and our operations as a public company;

•	the cost of manufacturing, as well as building out our supply chain, which may vary depending on the quantity produced, and the terms of any agreements we enter into with third-party suppliers;
•	the timing and amount of any milestone, royalty or other payments due under any current or future collaboration or license agreement;
•	coverage and reimbursement policies with respect to any future approved products, and potential future drugs that compete with our products;
•	the timing and cost to establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with current or future collaborators;
•	expenditures that we may incur to acquire, develop or commercialize additional products and technologies;
•	the level of demand for any future approved products, which may vary significantly over time;
•	future accounting pronouncements or changes in accounting principles or our accounting policies; and
•	the timing and success or failure of nonclinical studies and clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or collaboration partners.

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

As a company, we have limited experience in preparing, submitting and prosecuting regulatory filings. We have no prior experience in developing or securing regulatory approvals for veterinary drugs or treatments. If we do not receive regulatory approvals for current or future product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a product candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights, as well as the availability of competitive products, third-party reimbursement and adoption by physicians.

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

The success of our current and future product candidates will depend on many factors, which may include the following:

•	sufficiency of our financial and other resources to complete the necessary nonclinical studies and clinical trials, and our ability to raise any additional required capital on acceptable terms, or at all;
•	the timely and successful completion of our nonclinical studies and clinical trials for which the TFDA, FDA, or any comparable foreign regulatory authority, agree with the design, endpoints, or implementation;
•	receipt of regulatory approvals or authorizations to conduct future clinical trials or other studies beyond those planned to support approval of our product candidates;
•	successful enrollment and completion of clinical trials;
•	successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidates in the intended populations;

•	timely receipt and maintenance of marketing approvals from applicable regulatory authorities;
•	establishing, scaling up and scaling out, either alone or with third-party manufacturers, cGMP compliant manufacturing capabilities of clinical supply for our clinical trials and commercial manufacturing (including licensure), if any of our product candidates are approved;
•	entry into collaborations to further the development of our product candidates in select indications or geographies;
•	obtaining and maintaining regulatory exclusivity for our product candidates as well as establishing competitive positioning amongst other therapies; and
•	successfully launching commercial sales of our product candidates and obtaining and maintaining healthcare coverage and reimbursement from third party payors, if approved.

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

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate that our products are safe and effective in humans and animals with respect to our veterinary drug candidates in Taiwan. Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. We may experience delays in completing current and future clinical trials. We may also experience numerous unforeseen events prior to, during, or as a result of our nonclinical studies or clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

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

Our long-term prospects depend in part upon discovering, developing and commercializing additional products, including POCT testing devices and VELDONA candidates, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates, including POCT testing devices and VELDONA candidates, beyond those we currently have in development. The success of a product candidate is unknown and initial product development success may not result in a viable commercial product. The product development process may require changes in manufacturing methods and formulation/design or additional validation testing. We may also make changes as we work to optimize our manufacturing processes, but we cannot be sure that even minor changes in our processes will result in products that are safe and effective or that will be approved for commercial sale. If a product candidate fails to develop as expected, or we experience additional and/or unforeseen development costs and/or delays, we could face additional costs and/or loss of expected future revenue, which would adversely affect our current financial position and future prospects may be adversely affected.

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

Even if a current or future product candidate, including POCT and VELDONA, receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

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

We rely substantially, and intend to continue to rely substantially on, TNCT to co-develop our products. Our Product Development Agreement (“TCNT Agreement”) with TCNT is effective until mid-2026.

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

Research and development of drug candidates as VELDONA is extremely expensive and complex and its difficult to evaluate the likelihood of the outcome of clinical trials, regulatory approvals, and our business and future prospects.

The discovery and development of new products such as our VELDONA candidates, as well as the development of additional uses for existing products, are necessary for the continued strength of our business. Our product lines must be replenished over time to offset revenue losses when products lose exclusivity or market share, as well as to provide for earnings growth, primarily through internal R&D or through collaborations, acquisitions, JVs, licensing or other arrangements. Growth depends in large part on our ability to identify and develop new products or new indications for existing products that address unmet medical needs and receive reimbursement from payers. However, balancing current growth, investment for future growth and the delivery of shareholder return remains a major challenge. The costs of product development continue to be high, as are regulatory requirements in many therapeutic areas, which may affect the number of candidates we are able to fund as well as the sustainability of the R&D portfolio. Decisions made early in the development process of a drug or vaccine candidate can have a substantial impact on the marketing strategy and payer reimbursement possibilities if the candidate receives regulatory approval. We try to plan clinical trials prudently and to reasonably anticipate and address challenges, but there is no assurance that an optimal balance between trial conduct, speed and desired outcome will be achieved.

Additionally, our product candidates can fail at any stage of the R&D process, and may not receive regulatory approval even after many years of R&D. We may fail to correctly identify indications for which our science is promising or allocate R&D investment resources efficiently, and failure to invest in the right technology platforms, therapeutic areas, product classes, geographic markets and/or licensing opportunities could adversely impact the productivity of our pipeline. Further, even if we identify areas with the greatest commercial potential, the scientific approach may not succeed despite the significant investment required for R&D, and the product may not be as competitive as expected because of the highly dynamic market environment and the hurdles in terms of access and reimbursement. For example, our VELDONA product candidates are based on a novel technology with only a few gene therapies approved to date, which makes it difficult to predict the time and cost of development and the ability to obtain regulatory approval. Further, our VELDONA therapies may face difficulties in gaining the acceptance of patients or the medical community.

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

Our independent registered public accounting firm, PWR CPA, LLP, has expressed substantial doubt about our ability to continue as a going concern in their audit opinion of our financial statements for the year ended December 31, 2022. See audit report for more information. You could lose your investment if we cease operations.

An active trading market for our common stock may not develop and the market price of our common stock and warrants could be volatile.

Our common stock and warrants are currently quoted on the Nasdaq Capital Market.

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

We have not declared or paid any cash dividends on our capital stock in 2022, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and may be restricted by the terms of any then-current credit facility. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

If we fail to integrate our patent assets into our operations, or if we fail to properly evaluate other acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, we may incur costs in excess of what we anticipate, and management resources and attention may be diverted from other necessary or valuable activities.

Any failure to maintain effective internal control over financial reporting could harm us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. If our management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if material weaknesses in our internal controls are identified in the future, we could have difficulty in timely and accurately reporting our financial results and could be subject to regulatory scrutiny and a loss of public confidence, any of which could have a material adverse effect on our business and our stock price. Our management has concluded there were deficiencies in the design and implementation of our internal controls as of December 31, 2021. If we are unable to remediate the deficiencies identified adequately or otherwise fail to maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition.

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

Our stock price has in the past and may in the future fail to meet minimum requirements for continued listing on the Nasdaq Capital Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Capital Market or if we are unable to transfer our listing to another stock market.

On January 5, 2023, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Nasdaq deficiency letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Capital Market under the symbol “AIMD” at this time.

If the Company does not regain compliance with the Minimum Bid Price Requirement by July 5, 2023, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period. If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days.  However, if it appears to Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that the Company’s securities are subject to delisting.

There can be no assurance that we will continue to maintain compliance with the requirements for listing our common stock on Nasdaq. Any potential delisting of our common stock from the Nasdaq Capital Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our common stock from the Nasdaq Capital Market would also make it more difficult for our stockholders to sell our common stock in the public market.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

Our executive and administrative offices are located at San Diego, California and in Taiwan. Additionally, we have a product development facility in Taiwan.

ITEM 3. LEGAL PROCEEDINGS.

There are currently no legal proceedings involving the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Effective August 9, 2022, our common stock and warrants began trading on the Nasdaq Capital Market under the symbols “AIMD” and “AIMDW”, respectively. Prior to August 9, 2022, the Company’s common stock traded on the OTCPK.

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

Holders of Common Stock

We have 300,000,000 shares of voting common shares authorized for issuance. As of December 31, 2022, a total of 21,959,797 shares of common stock were either issued (20,011,602), reserved for conversion of convertible debt to stock (145,355), reserved for RSUs awarded (800,000), held for future exercise of stock options (36,666) and shares reserved for warrant conversion (966,174).

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized for issuance.

No shares of preferred stock were outstanding as of December 31, 2022 and none are outstanding as of the date of the Balance Sheet in this report.

Stock Performance Graph

Not applicable.

Recent Sales of Unregistered Securities

None.

Use of Proceeds From Registered Securities

On August 8, 2022, we closed on our underwritten public offering of 780,000 units at a public offering price of $4.25 per unit (the “IPO”). Each unit issued in the offering consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $4.25. The common stock and warrants were immediately separable and were issued separately. The common stock and warrants began trading on the Nasdaq Capital Market on August 9, 2022, under the symbols “AIMD” and “AIMDW,” respectively. Ainos received gross proceeds of approximately $3.3 million, before deducting underwriting discounts and commissions and other estimated offering expenses. In connection with the offering, the Company effectuated a reverse split of its issued and outstanding common stock at a ratio of 1-for-15. The reverse stock split became effective at 8 p.m., Eastern Time, on August 8, 2022.

As part of its offering Ainos granted its underwriters a 45-day option to purchase up to an additional 117,000 shares of common stock and/or up to an additional 117,000 warrants at the public offering price to cover over-allotments. The underwriters partially exercised its option to purchase an additional 117,000 warrants at $0.01/warrant.

Maxim Group LLC acted as sole book-running manager for the offering. Brookline Capital Markets, a division of Arcadia Securities, LLC acted as co-manager for the offering.

The offering was conducted pursuant to the Company’s registration statement on Form S-1 (Registration No. 333-264527) that was previously filed with Securities and Exchange Commission (“SEC”), and declared effective on August 8, 2022.

Issuer Purchases of Equity Securities

None.

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

Transfer Agent

American Stock Transfer and Trust Company is the Company’s transfer agent.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors, including those discussed in “Item 1A. Risk Factors.”

Overview

Our Company and Business

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

We have historically been involved in extensive research and development of low-dose oral interferon as a therapeutic. We continue to develop our VELDONA platform and other pharmaceutical platforms and recently have acquired intellectual properties to expand our POCT business. In 2021 and 2022, we acquired significant intellectual property from our majority shareholder, Ainos KY, to expand our potential product portfolio into Volatile Organic Compounds (“VOC”) and COVID-19 POCTs.

Key Developments in 2022

The following are highlights of major corporate milestones in 2022 that we believe will serve as catalysts for us to develop and commercialize our product pipeline over the next several years:

•	In 2021, we acquired intellectual property assets from Ainos KY valued at approximately $20,000,000 to augment our product development pipeline. Subsequently, in 2022 we acquired additional intellectual property and equipment assets from Ainos KY valued at approximately $26,000,000 including technical know-how, medical device manufacturing, testing and office equipment in Taiwan and hired certain of Ainos KY’s R&D personnel.

•	In June 2022, we began marketing the Ainos COVID-19 antigen test kit for self-test use under an Emergency Use Authorization (“EUA”) issued by the TFDA on June 13, 2022 to TCNT, the manufacturer and product co-developer of the test in conjunction with Ainos.

•	In August 2022, we signed a Master Service Agreement with Swiss Pharmaceutical Co., Ltd. (Taiwan) (“Swiss Pharma”). Pursuant to the agreement, Swiss Pharma will test, manufacture, and package the Company’s VELDONA “GMP Clinical Batch” and “GMP Commercial Batch” product candidates for the Company’s planned clinical trials under both Pharmaceutical Inspection Co-operation Scheme Good Manufacturing Practice (“PIC/S GMP”) and U.S. FDA Current Good Manufacturing Practice regulations. This relationship with Swiss Pharma is intended to develop our VELDONA product candidates and enable us to effectively increase our manufacturing capabilities for VELDONA for our clinical trials, including testing, quality inspection, labeling, and packaging.

•	In August 2022, we uplisted to Nasdaq Capital Market and concurently completed an underwritten public offering of 780,000 units at a public offering price of $4.25 per unit. In connection with the offering, we effectuated a reverse split of our common stock at a ratio of 1-for-15.

•	In August 2022, we submitted Investigational New Drug Application to the U.S. FDA for our planned Phase 2 study of VELDONA formulation against mild COVID-19 symptoms.

•	In September 2022, we announced positive results from additional preclinical study of VELDONA formulation against COVID-19 variant virus – Omicron.

•	In November 2022, we published preclinical data demonstrating VELDONA formulation’s potential as treatment candidates for feline chronic gingivostomatitis (FCGS) and canine atopic dermatitis (CAD).

Impact of COVID-19 on Our Business

The COVID-19 pandemic presented us an opportunity to grow our COVID-19 antigen test business. Substantially all of our operating revenue came from the sale of the Ainos COVID-19 antigen rapid test kits in Taiwan. While in the short-term demand for rapid COVID-19 testing is expected, market conditions are unpredictable. Given our available resources, we intend continue marketing the COVID-19 test kit primarily in Taiwan.

We believe that during the COVID-19 pandemic, consumers have been increasingly familiar with at-home tests. Moving forward, people may seek additional at-home tests to manage other infections as quickly as possible. Home self-testing and self-collection have been increasingly available for other infections such as vaginal or sexually transmitted infections. We believe this new user behaviour, supported by variety of telehealth platforms, will become increasingly supportive to our other POCT products as COVID-19 becomes endemic.

Due to evolving market dynamics with COVID testing and the current financial environment, we decided to discontinue investment in commercializing the COVID-19 nucleic acid test program. We intend to evaluate our nucleic acid test technology for potential applications for other disease indications. At the same time, we plan to prioritize our other long-term growth programs, including Ainos Flora and our VELONDA candidates. We intend to actively explore out-licensing opportunities for our VELDONA candidates to accelerate return of our investments.

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

Financial Summary of Fiscal Year 2022

A discussion regarding our results of operations and financial conditio for fiscal year 2022 compared to fiscal year 2021 is presented below. A discussion regarding our results of operations and financial condition for fiscal year 2021 compared to fiscal year 2020 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021.

	Years ended December 31,		Change
	2022	2021	Amount	%
Revenues	3,519,627	594,563	2,925,064	492%
Cost of revenues	(2,114,284)	(184,181)	(1,930,103)	1,048%
Gross profits	1,405,343	410,382	994,961	242%

Operating expenses:
Research and development expenses	6,845,964	1,920,645	4,925,319	256%
Selling, general and administrative expenses	8,535,591	2,357,163	6,178,428	262%
	15,381,555	4,277,808	11,103,747	260%

Operating loss	(13,976,212)	(3,867,426)	(10,108,786)	261%

Non-operating income and expenses
Interest expense, net	(53,528)	(18,689)	(34,839)	186%
Other income and (expenses), net	23,050	(2,547)	25,597	(1005%)
	(30,478)	(21,236)	(9,242)	44%
Net loss	(14,006,690)	(3,888,661)	(10,118,029)	260%

Revenues

Net revenues for 2022 and 2021 were $3,519,627 and $594,563, respectively. In 2022, we substantially increased revenues by 492%, consistent with a corresponding increase in sales volume of our COVID-19 Antigen Self-Test Kit in Taiwan.

Costs and Gross Profits

Cost of revenues for 2022 and 2021 were $2,114,284 and $184,181, respectively, representing a 1,048% increase year-over-year. The increase was primarily attributable to increased business activity relating to the test kits.

Gross profits rose to $1,405,343 from $410,382, an improvement of $994,961, or 242%. Gross margin rate for 2022 decreased to 40% from 69% for 2021, as a result of a shift in the Company’s revenue mix. To align with the Taiwan government’s infection control policy, we generated more revenue from the COVID-19 Antigen Self-Test Kit beginning in the third quarter of 2022. In comparison, the majority of our revenue during the comparable period had been previously generated from sales of our COVID-19 Rapid Test Kit for use by healthcare professionals. We did not sell the self-test kit in 2021.

Research and Development Expenses

Following the strategic investment by Ainos KY, since August 2021 we have increased research and development staffing to develop our product candidates including POCTs, VELDONA and SRNA research.

Research and development expenses for 2022 and 2021 were $6,845,964 and $1,920,645, an increase of $4,925,319, or 256%. The increase is associated with higher amortization of intellectual property assets, staffing, experimental materials, service fee for CRO and animal study, co-development research with the universitity lab and other companies

When excluding share-based compensation, depreciation and amortization expenses, R&D expenses increased to US$2,134,935 from US$655,706 over the year of 2022.

Selling, General and Administrative Expenses

Selling, general and administration expense increased to $8,535,591 in 2022 from $2,357,163 in 2021, an increase of $6,178,428, or 262%. which included the share-based compensation approximately $6,394,000. Aside from share-based compensation expense, SG&A expense mainly consisted of staffing, legal, audit, consulting, and professional service expenses.

When excluding share-based compensation, depreciation and amortization expenses, SG&A expenses increased to US$2,062,046 from US$1,404,811 over the year of 2022.

Operating Loss

While our gross profits improved by $994,961 in 2022 compared to $405,096 in 2021, we incurred additional operating expenses as we continue to invest resources to execute our growth strategy and product roadmap. As a result, our operating loss in 2022 increased to $13,976,212 from $3,867,426 in 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $1,853,362, representing an increase from $1,751,499 as of December 31, 2021. The increase is primarily attributable to revenues from sales of our Ainos COVID-19 antigen rapid test kit in Taiwan and proceeds from financing activities..

The following table summarizes our cash flows at the end of December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	(3,021,183)	(1,249,977)
Net cash used in investing activities	(630,178)	(180,517)
Net cash provided by financing activities	3,831,245	3,154,373

Operating activities

While our revenues grew in 2022 due to sales of Ainos COVID-19 test kits, we increased investment in staffing, activities of research and developments and working capital, resulting in a higher net operating outflow. Changes in working capital were primarily driven by increases in trade receivables and inventories due to rapid growth of revenue.

As a result, cash expenditures for operating activities in 2022 and 2021 were $3,021,183 and $1,249,977, respectively.

Investing activities

Cash used in investing activities were $630,178 and $180,517 for the year of 2022 and 2021, respectively, attributed to the acquisition of R&D equipment and office facilities.

Financing activities

In 2022, we raised $3,831,245 from financing activities including through issuance of convertible notes, notes payable and our uplisting to the Nasdaq Capital Market; in 2021, we raised $3,154,373 which primarily from issuance of convertible notes. Refer to Note 4, 5 and 7 to the Consolidated Financial Statements of this Annual Report on Form 10-K for further discussion.

As a result of the conversion of convertible notes in conjunction with our IPO in 2022, our total liabilities decreased significantly. As of December 31, 2022 and 2021, total liabilities were $2,481,008 and $30,625,054, respectively; and debt ratios were 7% and 75%, respectively.

Sources of Liquidity

In 2023, we are prioritizing the commercialization of our lead VOC POCT candidate, Ainos Flora, and pursue outlicensing of our VELDONA candidates. In terms of expenditure, we intend to increase staffing for general administration, marketing and technology development purpose

At December 31, 2022, we had available cash and cash equivalents of $1,853,362. The Company anticipates that its business revenues and external fundraising will be sufficient to support the Company’s operations over the next twelve months.

There can be no assurance that we will be successful in our efforts to make the Company profitable. If those efforts are not successful, the Company may raise additional capital through the issuance of equity securities, debt financings or other sources, including, as required, additional external financing from our majority shareholder, in order to further implement its business plan. Based on current operating plans, the Company estimates that it will need to raise additional capital to fund its operationsproduct development activities, and planned clinical trials.. However, if such financing is not available when needed and at adequate levels, the Company will need to reevaluate its operating plan.

Uses of Liquidity

Our primary uses of cash are to fund our operations as we continue to grow our business. We may require a significant amount of cash to fund capital expenditures, inventory purchases and timing of accounts receivable as we grow our commercial infrastructure. We may continue to incur operating losses in the near term as our operating expenses will be increased to support the growth of our business. We expect that our selling, general and administrative expenses, and research and development expenses will continue to increase as we seek additional regulatory approvals and further develop test kits, increase our test kit manufacturing volume, expand our marketing efforts and increase our internal sales force to drive increased adoption of our test kits and VELDONA products. We may also have cash requirements related to capital expenditures to support the planned growth of our business, including investments in corporate facilities and equipment.

Going Concern

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At December 31, 2022, we had available cash and cash equivalents of $1,853,362. We anticipate business revenues and potential financial support from outside sources to fund our operations over the next twelve months.

The Company has generated revenues from sales of COVID-19 antigen test kits since the second quarter of 2021. Net revenues for 2022 and 2021 were $3,519,627 and $594,563, respectively, substantially increased revenues by 492%, which verifies the excellent detection performance of the product . However, due to the uncertainties to the progression Iof COVID-19 infection, there can be no assurance that we can continue grow the COVID-19 test business. Our ability to generate product revenue sufficient to achieve profitability will depend on further successful development and commercialization of one or more of our current or future product candidates and programs. We anticipate our POCT and VELDONA candidates to potentially generate organic cash flows to support our business operation. If we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution, and legal and regulatory compliance. We may also incur additional expenses associated with increased headcount and product development. Furthermore, we expect to incur more general and administrative expenses associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

Until we can generate significant revenue from product sales, the Company intends to seek additional funding through equity offerings or borrowing arrangements or licensing agreements or strategic alliances to implement its business plan. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans may increase the Company’s liabilities and future cash commitments.

We are unable to predict the timing or amount of unexpected expenses or when or if we will be able to increase significant revenue due to the numerous risks and uncertainties associated with product development and related legal regulatory requirements, and when we are eventually able to generate additional product sales or licensing income, those revenue may not be sufficient to become profitable. Furthermore, fundraising of emerging company is extremely challenging due to the high uncertainty of the overall economic environment at present. There can be no assurance that the revenue will be generated in time or capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company.

If the company is unable to generate cash inflow from operating activities in the near future, and cannot complete fundraising with sufficient amount and acceptable terms, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern, but the accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities. See the audit report for related information.

Critical Accounting Policies and Estimate

For a discussion of significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements, see Notes 1, “Organization and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included elsewhere in this document.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America and the Company’s discussion and analysis of its financial condition and operating results requires the Company’s management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

We believe that the following critical policies affect our judgments and estimates used in preparation of our consolidated financial statements:

Long-Lived Asset Impairment

We regularly evaluate long-lived assets, including property, equipment, and intangible assets subject to amortization, for impairment in accordance with Accounting Codification Standards (ASC) 360-10-35-17 thru 35-35, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires us to review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. ASC 360-10-35-21 provides guidelines to test long-lived assets for recoverability whenever events or circumstances indicates that its carrying value may not be recoverable. Based on our assessment of the events and circumstances, we concluded there is no impairment of our long-lived assets during the year ended December 31, 2022. If circumstances related to our long-lived assets change, we may record an impairment charge in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and notes of the Company are set forth beginning on page F-1 immediately following the signature page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company, including the principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). Our internal controls are designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

i.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
ii.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii.

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022 and that its remediation plan implemented since December 31, 2021 was effective.

Changes in Internal Control Over Financial Reporting

In 2022, we expanded our corporate operations at our Taiwan branch office. We continue to implement an ERP system in our Taiwan branch office to manage and control our operational infrastructure, and enhance the reliability of our financial data.

Additionally, in 2022 we have gradually increased the personnel resources dedicated to and the professional quality of financial report preparation. Similarly, our management team’s oversight of our reporting is supplemented by oversight of our Audit Committee. Going forward we expect to further increase our internal corporate resources focused on improving the design, implementation, and monitoring of our internal control systems.

ITEM 9B. OTHER INFORMATION

On January 5, 2023, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Nasdaq deficiency letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Capital Market under the symbol “AIMD” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until July 5, 2023, to regain compliance with the Minimum Bid Price Requirement. If at any time before July 5, 2023, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.

If the Company does not regain compliance with the Minimum Bid Price Requirement by July 5, 2023, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period. If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days.  However, if it appears to Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that the Company’s securities are subject to delisting.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

On January 10, 2023 the Company filed a Form 8-K with the SEC disclosing the herein matters.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of December 31, 2022, the directors and executive officers of the Company were as follows:

Name	Age	Position
Chun-Hsien Tsai	53	Chairman, President & Chief Executive Officer
Hui-Lan Wu	62	Chief Financial Officer
Lawrence K. Lin	54	Executive Vice President of Operations
Wen-Han Chang	59	Director
Yao-Chung Chiang	69	Director
Pao-Sheng Wei	65	Director
Ting-Chuan Lee	39	Director
Chun-Jung Tsai	51	Director
Chung-Yi Tsai	46	Director

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

Pao-Sheng Wei. Mr. serves as a director of the Company, Chairperson of the Audit Committee of the Board of Directors and in which he serves the Audit Committee Financial Expert, and as a member of the Compensation Committee. In addition to his roles in the Company, he also is an Independent Director of Nuvoton Technology Corporation from June 2022 to present, which is not affiliated with the Company. Prior to joining the Board, Mr. Wei was Chairman of KGI Bank, a subsidiary of China Development Financial Holding Company from September 2014 to June 2022, when he retired as Chairman. He also served as Chairman of the Taiwan offices of AIG Investments, AIG General Insurance, KGI Securities, respectively. In addition to his executive leadership in banking, securities, and insurance, Mr. Wei was a securities regulator as the Division Director of Corporate Finance of the Securities and Futures Bureau of the Financial Supervisory Commission, R.O.C. (Taiwan). Mr. Wei earned his MBA from the George Washington University in Washington D.C., USA in 1991.

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

Audit Committee

Our Audit Committee consists of Mr. Wen-Han Chang, Mr. Yao-Chung Chiang and Pao-Sheng Wei, each of whom has been determined to be “independent” under applicable independence standards, the Board of Director’s Corporate Governance Policies and the Charter of our Audit Committee. Pao-Sheng Wei currently serves as Chairperson of our Audit Committee. Our Board has determined that each of the members of the Audit Committee is able to read and understand fundamental financial statements, including the Company’s balance sheet, statement of operations and cash flow statement.

In addition, our Board has determined that Pao-Sheng Wei, Mr. Wen-Han Chang and Mr. Yao-Chung Chiang qualify as “audit committee financial experts” as defined by applicable SEC regulations.

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

Compensation Committee

Our Compensation Committee currently consists of Wen-Han Chang and Pao-Sheng Wei. Mr. Chang currently serves as the Chairperson of our Compensation Committee. The duties and responsibilities of the Compensation Committee are set forth in its charter, which may be on the Corporate Governance page of our Investor Relations website, include the following:

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

Director Independence

Ainos KY controls, and is expected to continue to control, a majority of the voting power of the Common Stock. As a result, Ainos KY is able to elect all of the directors of the Company. Our Board of Directors has determined that Mr. Chang, Mr. Chiang and Mr. Wei are “independent directors” as determined under the standards of the Nasdaq Stock Market. The Board has adopted Nasdaq’s standards as its metric for director independence.

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

To the Company’s knowledge based solely on a review of the copies of such reports furnished to the Company, the following persons have failed to file, on a timely basis, the identified reports required by the Exchange Act during the most recent fiscal year:

Name and Principal Position	Number of Late Reports	Known Failures to File a Required Form
Ainos KY, majority shareholder	0	0
Chun-Hsien Tsai, Chairman of the Board, Chief Executive Officer, and President	0	0
Dr. Stephen T. Chen, Shareholder	0	0
Hung Lan Lee	0	0
Hui-Lan Wu, Chief Financial Officer*	2	0
Lawrence K. Lin, Executive Vice President	0	0
Wen-Han Chang, Director	0	0
Yao-Chung Chiang, Director	0	0
Pao-Sheng Wei, Director	0	0
Ting-Chuan Lee, Director	0	0
Chun-Jung Tsai, Director	0	0
Chung-Yi Tsai, Director	0	0

* Hui-Lan Wu, Chief Financial Officer, was appointed effective August 11, 2021, filed Form 3 on January 6, 2022 and filed Form 4 on January 6, 2022 due to delays in obtaining a Form ID and related EDGAR access code.

ITEM 11. EXECUTIVE COMPENSATION.

As a “smaller reporting company” under SEC rules, our named executive officers during the fiscal year January 1, 2022 through December 31, 2022 (collectively, the “Named Executive Officers”) were as follows:

•	Mr. Chun-Hsien Tsai, Chairman, President & Chief Executive Officer;
•	Ms. Hui-Lan Wu, Chief Financial Officer; and
•	Mr. Lawrence K. Lin, Executive Vice President of Operations.

No other executive officers received total annual compensation during the fiscal year ended December 31, 2022 in excess of $100,000.

Summary Compensation Table

The following table provides information regarding the total compensation awarded to, earned by, and paid to our named executive officers for services rendered to us for the years set forth below. The amounts below for Stock Awards and Option Awards and reflect the grant date fair value of these awards:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Total ($)
Chun-Hsien Tsai(1) Chief Executive Officer	2022	100,296	16,667	3,699,996	—	3,816,959
	2021	45,044	18,014	—	—	63,058

Hui-Lan Wu(2) Chief Financial Officer	2022	92,104	15,333	1,479,996	—	1,587,433
	2021	41,449	11,034	—	—	52,483

Lawrence K. Lin(3) EVP Operations	2022	133,018	—	—	—	133,018
	2021	60,000	—	—	468,950	528,950

(1)	Mr. Chun-Hsieh Tsai was appointed Chairman of the Board, Chief Executive Officer and President, effective as of April 15, 2021.
(2)	Ms. Hui-Lan (Celia) Wu was appointed Chief Financial Officer, effective as of August 11, 2021.
(3)

Mr. Lawrence K. Lin was appointed Executive Vice-President of Operations, effective as of August 1, 2021. Previously, as a consultant to the Company, Mr. Lin indirectly owns 30,174 warrants issued on November 25, 2020 to i2China Management Group, LLC, of which Mr. Lin is the sole member.

Employment Arrangements

Effective April 15, 2021, our Board appointed Mr. Chun-Hsien Tsai to serve as Chief Executive Officer. Mr. Tsai will receive a monthly salary of 250,000 NT$ (equivalent to approximately $8,929), a year-end bonus of two months’ salary, and a variable compensation based on Company profit targets decided by the Company’s Compensation Committee, and payable as 10% to 100% of total annual compensation in the form of cash, securities and/or other discretionary remuneration. An initial equity grant to Mr. Tsai will be determined by the Compensation Committee at a later date. Other benefits, including labor insurance, health insurance and other benefits, will be based on local regulations and the Company’s policies.

Effective August 11, 2021, our Board appointed Ms. Hui-Lan (“Celia”) Wu to serve as Chief Financial Officer. Ms. Wu will receive a monthly salary of 230,000 NT$ (equivalent to approximately $8,214), a year-end bonus of 2 months’ salary, and a variable compensation based on Company profit targets decided by the Company’s Compensation Committee, and payable as 10% to 100% of total annual compensation in the form of cash, securities and/or other discretionary remuneration. An initial equity grant to Ms. Wu will be determined by the Compensation Committee at a later date. Other benefits, including labor insurance, health insurance and other benefits, will be based on local regulations and the Company’s policies.

Effective August 1, 2021, we entered into an employment contract with Mr. Lawrence K. Lin in connection with his election as Executive Vice President of Operations (the “LL Agreement”). The LL Agreement is effective for three years and may be extended for an additional years on the same terms and conditions upon mutual agreement. Under the LL Agreement, Mr. Lin will receive a monthly salary of $12,000, vesting stock options for 33,333 shares in the Company’s 2018 Officers, Directors, Employees and Consultants Non-Qualified Stock Option Plan, and a bonus of 10,000 shares in the Company’s common stock upon the Company’s successful listing on a Major National Exchange (as defined in the LL Agreement), and normal and customary benefits available to the Company’s employees. Mr. Lin is the sole member of i2China Management Group, LLC (“i2China”), a consultant previously engaged by the Company. Mr. Lin indirectly owns 30,174 warrants issued on November 25, 2020 to i2China; and a non-convertible note issued to i2China on January 1, 2020 with a principal amount of $84,000.

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2022. The amounts below for RSU and Options Awards reflect the grant date fair value of these awards:

Name	Grant Date	Award Type	First Vesting Date	No. Exercisable/ Outstanding	No. Unexercisable/ Unvested	Option Exercise Price	Option Expiration Date	Market Value ($)
Chun-Hsien Tsai	7/28/2022	RSU	9/30/2022	333,333	-	-	-	3,699,996
	10/24/2022	RSU	4/24/2023	-	50,000			62,500
Hui-Lan Wu	7/28/2022	RSU	9/30/2022	133,333	-	-	-	1,479,996
	10/24/2022	RSU	4/24/2023	-	35,000			43,750
Lawrence K. Lin(1)	8/1/2021	Option	8/1/2022	11,111	22,222	5.70	07/31/31	468,950

(1)	Previously, as a consultant to the Company, Mr. Lawrence K. Lin indirectly owns 30,174 warrants issued on November 25, 2020 to i2China Management Group, LLC, of which Mr. Lin is the sole member.

Option Grants in 2022

No option grants were awarded in 2022.

Non-Employee Director Compensation for Last Fiscal Year

The following table provides information regarding the total compensation that was earned by or paid to each of our non-employee directors during the year ended December 31, 2021. Mr. Chun-Hsien Tsai, our Chief Executive Officer, did not receive any additional compensation for his service as the Chairman of the Board. The amounts below for Option Awards and Stock Awards reflect the grant date fair value of these awards:

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Wen-Han Chang	26,801	-	244,200	-	271,001
Yao-Chung Chiang	21,907	-	244,200	-	266,107
Pao-Sheng Wei	5,545	-	244,200	-	249,745
Chung-Yi Tsai	17,556	-	244,200	-	261,756

(1)	The amounts reported represent the grant date fair value of the RSUs awarded to the non-employee directors in the year ended December 31, 2022.

Pursuant to the 2021-NEDCP, four non-employee directors of the Company are entitled to 22,000 Restricted Stock Units (“RSUs”) upon their appointment to the Board on April 15, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Certain Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2022:

•	by each person, or group of affiliated persons, known by us to own beneficially 5% or more of any class of our voting securities;
•	by each of our Named Executive Officers;
•	by each of our directors; and
•	by all our current executive officers and directors as a group.

As of December 31, 2022, there were 20,011,602 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of common stock subject to stock options, convertible notes and debentures and warrants that are currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2022, are deemed to be outstanding for purposes of computing the percentage ownership of that person but are not treated as outstanding for computing the percentage ownership of any other person. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Except as otherwise indicated, the address of each stockholder is c/o Ainos, Inc. at 8880 Rio San Diego Drive, Suite 800, San Diego, CA, 92108.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Shares of Common Stock Beneficially Owned

Security Ownership of Certain Beneficial Owners:
Ainos, Inc. (“Ainos KY”) (1)	14,032,200	70.12%
Dr. Stephen T. Chen	627,101	3.11%

Security Ownership of Management and Directors:
Chun-Hsien Tsai	355,598	1.78%
Hui-Lan Wu(2)	163,438	0.82%
Lawrence K. Lin(3)	85,724	0.43%
Chung-Yi Tsai	7,333	0.04%
Chun-Jung Tsai	-	-
Ting-Chuan Lee	-	-
Wen-Han Chang(4)	273,999	1.37%
Yao-Chung Chiang(5)	17,333	0.09%
Pao-Sheng Wei	7,333	0.04%
Executive officers and directors as a group - 9 persons	910,758	4.55%

(1)

Our majority shareholder, Ainos KY, a Cayman Islands company, has a total beneficial ownership of 14,032,200 shares through the following: (i) 13,326,081 shares owned by Ainos KY and (ii) 706,119 shares subject to a Voting Agreement dated December 9, 2021 with Stephen T. Chen, Virginia M. Chen, the Stephen T. Chen and Virginia M. Chen Living Trust, dated April 12, 2018, and Hung Lan Lee. Ainos KY’s beneficial ownership may fluctuate due to the effect of this Voting Agreement with Chen and Lee which grants Chen and Lee authority to sell or transfer 25% of their respective shares in private transactions (including sales, gifts, or any other transfers) annually. TCNT owns a majority of the outstanding voting securities of Ainos KY and, accordingly, may be deemed, for purposes of Section 13(d) of the Exchange Act, to share beneficial ownership of the shares held by Ainos KY. TCNT’s address is 10F-2, No. 66, Shengyi 5th Rd., Zhubei City, Hsinchu County 30261, Taiwan (R.O.C.).

(2)

Hui-Lan Wu has a total beneficial ownership of 163,438 shares which includes 133,333 vested RSUs, 11,200 shares of common stock, and an additional 18,905 shares of common stock indirectly through her daughter, Ms. Yun-Han Liao.

(3)

Lawrence K. Lin has a total beneficial ownership of 85,724 shares through the following: (i) 16,881 shares under Mr. Lin’s name; (ii) 27,558 shares beneficially owned by i2China Management Group, LLC (“i2China), of which he is the sole member; and (iii) 30,174 shares reserved for warrants, beneficially owned by i2China on demand; and (iv) 11,111 options vested from the 2018 NQSOP.

(4)	Wen-Han Chang has a total beneficially ownership of 273,999 shares, which includes 7,333 vested RSUs and 266,666 in common stock indirectly through his spouse, Chien-Hsuan Huang.

(5)	Yao-Chung Chiang has a total beneficiary ownership of 17,333 shares, which includes 7,333 vested RSUs and 10,000 common stock indirectly through his spouse, Hsiu-Hwei Tsai Chiang.

Equity Compensation Plans Summary

Stock Plans [1]	Issue Date Range	Total Stock & Options Authorized	Options Issued[2]	Options Remaining[3]	Stock Awards Issued	Stock Awards Remaining
2018 Employee Stock Option Plan4	9/26/18–9/26/28	66,666	63,333	0	0	0
2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan[4]	9/26/18–9/26/28	266,666	266,333	0	0	0
2021 Employee Stock Purchase Plan	5/16/22–5/16/32	50,000	0	0	0	50,000
2021 Stock Incentive Plan	5/16/22–5/16/32	1,618,639			1,333,333	285,306[5]

1 The Board of Directors has approved all stock, stock option and stock warrant issuances.

2 As of December 31, 2022, there were 11,360 stock options that have been exercised, 36,666 stock options remain either vested or unvested, and an aggregate 285,306 stock options of the 333,333 total stock options authorized from the 2018 Employee Stock Option Plan and 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan were forfeited.

3 Effective October 6, 2021, no further stock option issuance from 2018-ESOP and 2018-NQSOP as per provision in newly adopted 2021 Stock Incentive Plan.

4 On September 26, 2019, all qualified options under the 2018-ESOP became non-qualified options as a result of the 2018-ESOP not being ratified by the Company’s shareholders within one year of adoption.

5 An aggregate 285,306 stock options forfeited from the 2018 Employee Stock Option Plan and 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan were applied to increase the 2021 Stock Incentive Plan, in accordance with the 2021 Stock Incentive Plan that was adopted by the Board of Directors on October 6, 2021.

A summary of option activity for the years ended December 31, 2021 and December 31, 2022 are presented below.

Date	Number of Options [1]Qualified	Number of Options Nonqualified	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance December 31, 2020	56,666	253,800	$5.70	7 yrs	-
Granted 2021		33,333	$5.70	9 yrs	-
Exercised	1,333	10,026	$5.70	-	-
Expired or Forfeited	62,000	223,306	$5.70	-	-
Balance December 31, 2021	3,333	33,333	$5.70	6 yrs	-
Granted 2022	-	-	-	-	-
Exercised	-	-	-	-	-
Expired or Forfeited	-	-	-	-	-
Balance December 31, 2022	3,333	33,333	$5.70	8.55 yrs	-
Exercisable at December 31, 2022	2,666	11,111	$5.70	5.74 yrs	-

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

2018 Employee Stock Option Plan (the “2018-ESOP”)

On September 26, 2018, the Board adopted the Company 2018 Employee Stock Option Plan (the “2018-ESOP”), formerly referred to as the “Amarillo Biosciences, Inc., 2018 Employee Stock Option Plan” in prior filings. Effective as of October 6, 2021, with the adoption by the Board of the 2021 SIP, no further awards may be granted under the 2018-ESOP. As of December 31, 2021, options to acquire 36,666 shares of common stock remained outstanding.

2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan (the “2018-NQSOP”)

On September 26, 2018, the Board adopted the Company 2018 Employee Stock Option Plan (the “2018-ESOP”), formerly referred to as the “Amarillo Biosciences, Inc., 2018 Employee Stock Option Plan” in prior filings.Effective as of October 6, 2021, with the adoption by the Board of the 2021 SIP, no further awards may be granted under the 2018-NQSOP.

2021 Employee Stock Purchase Plan (the “2021 ESPP”)

On September 28, 2021, the Board and on May 16, 2022 our shareholders, respectively, approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP” or “Plan”). The purpose of the 2021 ESPP is to provide an opportunity for eligible employees of the company and its designated companies (as defined in the Plan) to purchase common stock at a discount through voluntary contributions, thereby attracting, retaining and rewarding such persons and strengthening the mutuality of interest between such persons and the Company’s stockholders. The Company intends for offerings under the Plan to qualify as an “employee stock purchase plan” under Section 423 of the Code; provided, that the Plan administrator may also authorize the grant of rights under offerings that are not intended to comply with the requirements of Section 423, pursuant to any rules, procedures, agreements, appendices, or sub-plans adopted by the administrator. Subject to adjustments as provided in the Plan, the maximum number of shares of common stock that may be issued under the Plan may not exceed 50,000 shares. The Plan will continue in effect until it expires on the tenth anniversary of the effective date of the Plan, unless terminated earlier.

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

Restricted Stock Units

RSUs entitle the recipient to be paid out an equal number of common stock upon vesting. The fair value of RSUs is based on market price of the underlying stock on the date of grant. A summary of the Company’s RSU activity and related information for the year ended December 31, 2022 is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance as of December 31, 2021	-	$	N/A
RSUs granted	1,333,332		$5.89
RSUs vested	(533,332)		$11.10
RSUs canceled	-	$	N/A
Balance as of December 31, 2022	800,000		$2.42

The grant date fair value of RSUs awards that vested in the year ended December 31, 2022 was $5.9 million, and the fair value as of the respective vesting dates of RSU was $1 million for 2022.

Non-Employee Director Compensation Policy (the “2021 NEDCP”)

On September 28, 2021, the Company’s Board of Directors adopted the Company’s Non-Employee Director Compensation Policy (the “2021 NEDCP” or “Policy”). On appointment to the Board, and without any further action of the Board or Compensation Committee of the Board, at the close of business on the day of such appointment, each Non-Employee Director will automatically receive an award of 22,000 restricted stock units (“RSUs”) over Common Stock (the “Appointment Grant”). The Appointment Grant shall vest in three equal annual installments, with the first installment vesting on the last day of the six-month period commencing on the grant date and each subsequent installment vesting on the last day of the six-month period commencing on the next two subsequent anniversaries of the grant date, subject to the Director’s continuous service with us on each applicable vesting date. The RSUs shall be granted pursuant to the Company’s 2021 Stock Incentive Plan and shall be subject to such other provisions set forth in the agreement evidencing the award of the RSUs, in the form adopted from time to time by the Board or the Compensation Committee of the Board.

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

Annual Board Service Retainer:
All Eligible Directors:	$12,000
Chairperson of the Board:	$14,000
Annual Committee Chair Service Retainer:
Chairperson of the Audit Committee:	$7,000
Chairperson of the Compensation Committee:	$4,500
Annual Committee Member Service Retainer:
Member of the Audit Committee:	$4,000
Member of the Compensation Committee:	$3,000

Share-Based Compensation

The share-based compensation for the year ended December 31, 2022 and 2021 were $258,977 and ($218,216), respectively; and compensation for the year ended December 31, 2022 and 2021 were $6,421,879 and ($10,6833), respectively.

As of December 31, 2022, the total unrecognized compensation cost related to outstanding RSUs, stock options and warrant was $1,197,230, which the Company expects to recognize over a weighted-average period of 1.61 years.

•	From January 1, 2022 to December 31, 2022, we granted Restricted Stock Units (RSUs) to the following:

•	On July 28, 2022, we granted 333,333 RSUs to Chun-Hsien Tsai, Chief Executive Officer, as compensation pursuant to a Mandate Agreement by and between the Company and Mr. Tsai effective March 17, 2022. The entire 333,333 RSUs became fully vested as of September 30, 2022 and the underlying securities comprised of 333,333 common stock were issued on October 26, 2022.

•	On July 28, 2022, we granted 133,333 RSUs to Hui-Lan Wu, Chief Financial Officer, as compensation pursuant to a Mandate Agreement by and between the Company and Ms. Wu effective March 17, 2022. The entire 133,333 RSUs became fully vested as of September 30, 2022 and the underlying securities comprised of 133,333 common stock were issued on October 26, 2022.

•	On July 28, 2022, we granted 66,666 RSUs to Chih-Heng Lu, Director of Corporate Developoment, as compensation pursuant to a Mandate Agreement by and between the Company and Mr. Lu effective March 17, 2022. The entire 66,666 RSUs became fully vested as of September 30, 2022 and the underlying securities comprised of 66,666 common stock were issued on October 26, 2022.

•	On July 28, 2022, we granted 88,000 RSUs in aggregate and 22,000 RSUs each to non-employee Directors, Chung-Yi Tsai, Wen-Han Chang, Yao-Chung Chiang, and Pao-Sheng Wei as compensation in accordance with the Company’s Non-Employee Director Compensation Policy that was adopted by the Board of Directors on October 6, 2021. The RSU grants vest over three equal annual installments, with the first vesting period being January 31, 2023.

•	On October 15, 2022, we granted 487,000 RSUs in aggregate to non-executive Company employees as compensation in accordance with the Company’s 2021 Stock Incentive Plan that was adopted by the Board of Directors on October 6, 2021. These grants vest over four equal annual installments, with the first vesting period being April 15, 2023.

•	On October 24, 2022, we granted 50,000 RSUs to Chun-Hsien Tsai, Chief Executive Officer, as compensation in accordance with the 2021 Stock Incentive Plan that was adopted by the Board of Directors on October 6, 2021. This grant will vest over four equal annual installments, with the first vesting period being April 24, 2023.

•	On October 24, 2022, we granted 35,000 RSUs to Hui-Lan Wu, Chief Executive Officer, as compensation in accordance with the 2021 Stock Incentive Plan that was adopted by the Board of Directors on October 6, 2021. This grant will vest over four equal annual installments, with the first vesting period being April 24, 2023.

•	On November 14, 2022, we granted 140,000 RSUs in aggregate to employee Directors, Chung-Jung Tsai and Ting-Chuan Lee as compensation in accordance with the 2021 Stock Incentive Plan that was adopted by the Board of Directors on October 6, 2021. These grants will vest over four equal annual installments, with the first vesting period being May 15, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following is a summary of related party transactions in 2022 and 2021 to which we have been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2022 and 2021, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest, other than compensation arrangements which are described in Part II, Item 5 “Market for the Registrant’s Common Equity and Related Shareholder Matters, and Issuer Purchases of Equity Securities, and Part III, Item 11 “Executive Compensation.”

Name of the related party	Relationship	Description
Taiwan Carbon Nano Technology Corporation (“TCNT”)	Affiliated company	TCNT is the majority shareholder of Ainos KY

Ainos, Inc. (Cayman Island) (“Ainos KY”)	Affiliated company	Ainos KY is the majority shareholder of the Company

ASE Technology Holding	Affiliated company	Sole owner of ASE Test Inc. which is Ainos KY’s board member and has more than 10% of the voting rights in Ainos KY
Dr. Stephen T. Chen	Ainos’ former Chairman, President, CEO and CFO	Shareholder with more than 5% of the Company voting rights in 2022 and 2021

Purchase of intangible assets and equipment

Securities Purchase Agreement

On April 15, 2021, we consummated the Securities Purchase Agreement in the amount of $20,000,000 with Ainos KY. Pursuant to the Securities Purchase Agreement, we issued 6,666,666 shares of common stock at $3.00 per share to Ainos KY in exchange for certain patent assignments, increased its authorized common stock to 300,000,000 shares, and changed the Company’s name to “Ainos, Inc.” Immediately after the consummation of the transaction Ainos KY owned approximately 70.30% of the Company’s issued and outstanding shares of common stock. See Note 3 for the related information of the transaction.

Asset Purchase Agreement

Ainos KY and the Company entered into an Asset Purchase Agreement dated as of November 18, 2021 (the “Asset Purchase Agreement”), as modified by an Amended and Restated Asset Purchase Agreement dated as of January 29, 2022 (the “Amended Asset Purchase Agreement”).

Pursuant to the Asset Purchase Agreement, we acquired certain intellectual property assets and certain manufacturing, testing, and office equipment for a total purchase price of $26,000,000 that included $24,886,023 for intangible intellectual property assets and $1,113,977 for equipments. As consideration we issued to Ainos KY a Convertible Promissory Note in the principal amount of $26,000,000 upon closing on January 30, 2022 (the “APA Convertible Note”).

As part of the Asset Purchase Agreement, we agreed to hire certain employees of Ainos KY who are responsible for research and development of the IP Assets and/or Equipment on terms at least equal to the compensation arrangements undertaken by Ainos KY. From and after the closing, we will have no responsibility, duty or liability with respect to any employee benefit plans of Ainos KY.

We closed the transaction on January 30, 2022 and issued a convertible note to Ainos KY for the payment. See Notes 2, 3, 5 and 11 for the related information of the transaction.

Working Capital Advances

Except for $26,000,000 issued for the payment of “Amended Asset Purchase Agreement, all other convertible and other notes payable were issued either as a result of financing or deferred compensation provided by shareholders.

In the 2022 and 2021, Ainos KY provided working capital advances in the form of convertible note and non-convertible note financing in the aggregate amount of $800,000 and $3,000,000, respectively. As of December 31, 2022 and 2021, the convertible and non-convertible notes payable for Ainos KY totaled $800,000 and $3,000,000, respectively.

ASE Test, Inc. (the “ASE”), an affiliate of the Company, provided a working capital advance in the form of a convertible note financing in the principal amount of $500,000 in 2022.

The convertible notes and related accrued interest of Ainos KY and ASE as of August 8, 2022 in the aggregate total amount of $29,542,959 were converted to common stock upon the uplisting to Nasdaq on August 9, 2022.

In the 2022 and 2021, Dr. Stephen T. Chen provided working capital advances in the form of convertible note and non-convertible note financing in the aggregate amount of $0 and $214,420, respectively; and were redeemed for cash in the aggregate amount of $150,000 and $129,405, respectively. As of December 31, 2022 and, 2021, the convertible and non-convertible notes payable to Dr. Stephen T. Chen were $376,526 and $505,931, respectively.

Refer to Notes 4, 5 and 7 for more information regarding above convertible notes and other notes payable .

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

We incurred costs associated with finished goods, raw materials and manufacturing fees for Covid-19 antigen rapid test kits from TCNT pursuant to the Sales and Marketing Agreement, totaling $1,968,291 and $183,444 for the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the accounts payable to TCNT were $24,365 and $0, respectively.

COVID-19 Antigen Rapid Test Kits Sales

We sold Covid-19 antigen rapid test kits to ASE Technology Holding, an affiliate of the Company, totaling $2,855,205 and $209,468 for the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the accounts receivable to ASE Technology Holding were $177,795 and $0, respectively.

Product Co-development Agreement

Pursuant to the five-year product co-development agreement (the “Product Co-Development Agreement”) with TCNT, effective on August 1, 2021 we incurred development expenses totaling $618,522 and $205,583 for the years ended December 31, 2022 and 2021 included in the Research and Development expense in the Statement of Operations. As of December 31, 2022 and 2021, the accrued payables were $70,113 and $65,156, respectively.

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

The aggregate fees billed by our independent auditors for professional services rendered for the audit of our annual financial statements, and for the review of quarterly financial statements for the fiscal years ended December 31, 2022 and 2021, were:

	2022	2021
PWR	$47,500	$35,500
PWC	$67,000	$34,600

Audit fees incurred by the Company were pre-approved by the Board of Directors.

Audit Related Fees: None.

Tax Fees

We have engaged Johnson & Sheldon, PLLC as our certified public accountant for corporate tax preparation and filing, with the incurred fees of $9,220 in 2022 and $5,975 in 2021, respectively.

The Company engaged PWC under separate agreements dated October 4, 2021 in respect to compliance with Taiwan corporate income tax requirements for the tax years ending December 31, 2022 and 2021 (“Taiwan Tax Engagement”). The incurred fees for the Taiwan Tax Engagement billed by PWC in 2022 were $6,000.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

					INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-K	FILING DATE WITH SEC	FORM	EXH #	HYPERLINK TO FILINGS

3.1(a)	Restated Certificate of Formation of the Company, dated April 15, 2021		4/21/2021	8-K	3.1	Restated Certificate of Formation of the Company, dated April 15, 2021
3.1(b)	Certificate of Amendment to the Restated Certificate of Formation, dated August 8, 2022		8/12/2022	8-K	3.1	Certificate of Amendment, dated August 8 2022
3.2	Amended and Restated Bylaws of the Company, effective September 28, 2022		10/4/2022	8-K	3.2	Amended and Restated Bylaws, effective September 28, 2022
4.1(a)	Form of Common Stock Certificate	X
4.1(b)	Form of Underwriter’s Warrant					Form of Warrant
4.1(c)	Form of Warrant Agency Agreement		8/2/2022	S-1/A	4.1	Form of Warrant Agency Agreement
10(a)	2018 Employee Stock Option Plan *		4/16/2019	10-K	10.72	2018 Employee Stock Option Plan
10(b)	2018 Stock Option Agreement – Employee Plan *		4/16/2019	10-K	10.75	Stock Option Agreement – Employee Plan
10(c)	2018 Officer, Directors, Employees and Consultants Nonqualified Stock Option Plan *		4/16/2019	10-K	10.73	2018 Officer, Directors, Employees and Consultants Nonqualified Stock Option Plan
10(d)	2018 Stock Option Agreement – Nonqualified Stock Option *		4/16/2019	10-K	10.74	Stock Option Agreement – Nonqualified Stock Option
10(e)	2021 Employee Stock Purchase Plan *		6/1/2022	14C-DEF	App A	2021 ESPP
10(f)	2021 Stock Incentive Plan *		6/1/2022	14C-DEF	App B	2021 SIP
10(g)	Non-Employee Director Compensation Policy *		4/15/2022	10-K/A	10(xiv)	Non-Employee Director Compensation Policy
14.1	Code of Ethics		8/26/2021	8-K	14.1	Code of Ethics
23.1	Consent of PWR CPA LLP, independent registered accounting firm	X
24(i)	Power of Attorney	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X
32.1	Certification Of Principal Executive Officer And Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	X
99(ii)	Charter of the Audit Committee of the Board		11/15/2021	10-Q	99.3	Charter of the Audit Committee of the Board
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
104.1	Cover Page Interactive Data File	X

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

AINOS, INC.

Date: March 31, 2023	By:	/s/ Chun-Hsien Tsai
Chun-Hsien Tsai, Chairman of the Board,
Chief Executive Officer

	By:	/s/ Hui-Lan Wu
Hui-Lan Wu, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chun-Hsien Tsai	Chairman of the Board and Chief Executive Officer	March 31, 2023
Chun-Hsien Tsai

/s/ Hui-Lan Wu	Chief Financial Officer	March 31, 2023
Hui-Lan Wu

/s/ Wen-Han Chang	Director	March 31, 2023
Wen-Han Chang
By: Chun-Hsien Tsai, Attorney in fact

/s/ Yao-Chung Chiang	Director	March 31, 2023
Yao-Chung Chiang
By: Chun-Hsien Tsai, Attorney in fact

/s/ Pao-Sheng Wei	Director	March 31, 2023
Pao-Sheng Wei
By: Chun-Hsien Tsai, Attorney in fact

/s/ Ting-Chuan Lee	Director	March 31, 2023
Ting-Chuan Lee
By: Chun-Hsien Tsai, Attorney in fact

/s/ Chun-Jung Tsai	Director	March 31, 2023
Chun-Jung Tsai
By: Chun-Hsien Tsai, Attorney in fact

/s/ Chung-Yi Tsai	Director	March 31, 2023
Chung-Yi Tsai
By: Chun-Hsien Tsai, Attorney in fact

Ainos, Inc.

Financial Statements

Years ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ainos, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ainos, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 1 to the financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2022 raise substantial doubt about its ability to continue as a going concern. These 2022 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. As discussed in the notes to the financial statements, the Company acquired certain finite life intellectual properties from a related party. These intellectual properties were capitalized and are amortized over their estimated useful lives. The Company assessed whether events and circumstances indicate the carrying amount of these assets may not be fully recoverable. Given the audit effort in evaluating management’s judgements of the indicators of impairment and the required degree of auditor judgment, we determined it was a critical audit matter.

How the Critical Audit Matter was addressed in the audit

Our principal audit procedures related to the Company’s assessment of impairment included, amongst others:

•	We evaluaed management’s significant accounting policies related to intangible assets for reasonableness

•	We evaluated the Company’s assumptions used to evaluate the indicators of impairment

•	We evaluated the Company’s relevant financial statement presentation and disclosures for consistency with our knowledge of the accounting standard.

/s/PWR CPA, LLP Houston, Texas PCAOB #6686

We have served as the Company’s auditor since 2020.

Houston, Texas

March 31, 2023

Ainos, Inc.

Consolidated Balance Sheets

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,853,362	$1,751,499
Accounts receivable	201,546	-
Inventory	595,222	-
Other current assets	195,787	466,198
Total current assets	2,845,917	2,217,697
Intangible assets, net	32,806,738	37,329,191
Property and equipment, net	1,375,676	1,187,702
Other assets	80,683	87,571
Total assets	$37,109,014	$40,822,161

Liabilities and Stockholders’ Equity
Current liabilities:
Convertible notes payable	$376,526	$3,376,526
Notes payable	884,000	213,405
Accrued expenses and other current liabilities	1,212,386	1,004,868
Payables - related party	-	26,000,000
Total current liabilities	2,472,912	30,594,799
Long term liabilities:
Operating lease liabilities- non-current	8,096	30,255
Total liabilities	2,481,008	30,625,054

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares	-	-
authorized; none issued
Common stock, $0.01 par value:
300,000,000 shares authorized as of December 31, 2022 and December 31,2021;
20,011,602 shares and 9,625,133 shares issued and outstanding as of December 31, 2022 and 2021, respectively	200,116	96,251
Additional paid-in capital	58,745,149	20,203,972
Accumulated deficit	(24,115,606)	(10,108,916)
Translation adjustment	(201,653)	5,800
Total stockholders’ equity	$34,628,006	$10,197,107
Total liabilities and stockholders’ equity	$37,109,014	$40,822,161

See accompanying notes to consolidated financial statements.

Ainos, Inc.

Consolidated Statements of Operations

	Years ended December 31,
	2022	2021
Revenues	$3,519,627	$594,563
Cost of revenues	(2,114,284)	(184,181)
Gross profits	1,405,343	410,382

Operating expenses:
Research and development expenses	6,845,964	1,920,645
Selling, general and administrative expenses	8,535,591	2,357,163
Total operating expenses	15,381,555	4,277,808

Operating loss	(13,976,212)	(3,867,426)

Non-operating income (expenses), net
Interest expense, net	(53,528)	(18,689)
Other income (expenses), net	23,050	(2,547)
Total non-operating income (expenses), net	(30,478)	(21,236)
Net loss	$(14,006,690)	$(3,888,661)

Net loss per common shares - basic and diluted	$(1.03)	$(0.51)

Weighted average common shares outstanding – basic and diluted	13,637,292	7,551,360

See accompanying notes to consolidated financial statements.

Ainos, Inc.

Consolidated Statements of Comprehensive Loss

	Years ended December 31,
	2022	2021
Net loss	$(14,006,690)	$(3,888,661)
Other comprehensive loss:
Translation adjustment	(207,453)	5,800
Comprehensive loss	$(14,214,143)	$(3,882,861)

See accompanying notes to consolidated financial statements.

Ainos, Inc.

Statements of Stockholders’ Equity

Years Ended December 31, 2022 and 2021

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Translation	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Equity (Deficit)
Balance at December 31, 2021	-	-	9,625,133	96,251	20,203,972	(10,108,916)	5,800	10,197,107
Issuance of stock upon offering, net of issuance cost	-	-	780,000	7,800	1,772,404	-	-	1,780,204
Issuance of stock for Stock Incentive Plan	-	-	533,332	5,333	5,914,652	-	-	5,919,985
Write off APIC of share-based compensation when vesting RSU	-	-	-	-	(5,919,985)	-	-	(5,919,985)
Conversion of convertible notes into common stock	-	-	9,073,137	90,732	30,352,227	-	-	30,442,959
Share-based compensation	-	-	-	-	6,421,879	-	-	6,421,879
Net Loss	-	-	-	-	-	(14,006,690)	-	(14,006,690)
Translation adjustment	-	-	-	-	-	-	(207,453)	(207,453)
Balance at December 31, 2022	-	-	20,011,602	200,116	58,745,149	(24,115,606)	(201,653)	34,628,006
Balance at December 31, 2020	-	-	2,804,259	28,043	5,353,934	(6,220,255)	-	(838,278)
Issuance of stock for acquisition of patents	-	-	6,666,666	66,667	19,933,333	-	-	20,000,000
Issuance of stock for compensation	-	-	15,827	158	160,820	-	-	160,978
Issuance of stock for option	-	-	11,360	113	64,639	-	-	64,752
Acquisition of intangibleassets and equipment	-	-	-	-	(5,773,130)	-	-	(5,773,130)
Conversion of convertible notes into common stocks	-	-	127,021	1,270	475,059	-	-	476,329
Share-based compensation	-	-	-	-	(10,683)	-	-	(10,683)
Net loss	-	-	-	-	-	(3,888,661)	-	(3,888,661)
Translation adjustment	-	-	-	-	-	-	5,800	5,800
Balance at December 31, 2021	-	-	9,625,133	96,251	20,203,972	(10,108,916)	5,800	10,197,107

See accompanying notes to consolidated financial statements.

Ainos, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021
Cash flows from Operating Activities :
Net loss	$(14,006,690)	$(3,888,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,833,428	2,044,447
Share-based compensation expense	6,421,879	(10,683)
Stock issued for compensation	-	160,978
Loss on disposal of property, plant and equipment	-	2,223
Changes in operating assets and liabilities:
Accounts receivable	(201,546)	-
Inventory	(595,222)	3,024
Other current assets	270,411	(415,054)
Accrued expenses and others current liabilities	256,557	853,749
Net cash used in operating activities	(3,021,183)	(1,249,977)
Cash flows from Investing Activities :
Payment to acquisition of property and equipment	(633,823)	(143,792)
Increase in refundable deposits and others	3,645	(36,725)
Net cash used in investing activities	(630,178)	(180,517)
Cash flows from Financing Activities :
Payments of lease liabilities	(19,554)	(11,799)
Proceeds from convertible notes payable - non-current	1,400,000	-
Proceeds from convertible note payable – related party	-	3,106,025
Proceeds from notes payable	800,000	(4,605)
Principal payments on notes payable	(129,405)	-
Net proceed from Uplisting in Nasdaq	1,780,204	-
Proceeds from exercise of stock options	-	64,752
Net cash provided by financing activities	3,831,245	3,154,373
Effect from foreign currency exchange	(78,021)	5,375
Net increase in cash and cash equivalents	101,863	1,729,254
Cash and cash equivalents at beginning of period	1,751,499	22,245
Cash and cash equivalents at end of period	1,853,362	1,751,499
Supplemental Cash Flow Information
Cash paid for interest	43,254	19,380
Supplemental disclosures of noncash financing and investing activities:
Issuance of convertible notes for paybles-related party	26,000,000	-
Conversion of convertible notes and accrued interest into common stock	30,442,959	476,329
Acquisition of intangible assets and equipment		40,226,870
Decrease of additional paid in capital		5,773,130
Issuance of common stock and increase of current liability		46,000,000

See accompanying notes to consolidated financial statements.

Ainos, Inc.

Notes to Financial Statements

December 31, 2022 and 2021

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

In connection with the Offering, the Company’s board of directors on April 29, 2022 and our shareholders on May 16, 2022 approved a 1-for-15 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock and each series of its redeemable convertible notes to be consummated prior to the effectiveness of the period after Offering The par value and authorized shares of the Company’s common stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, RSUs, warrants and options to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

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

Going Concern

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At December 31, 2022, we had available cash and cash equivalents of $1,853,362. We anticipate business revenues and potential financial support from outside sources to fund our operations over the next twelve months.

The Company has generated revenues from sales of COVID-19 antigen test kits since the second quarter of 2021. Net revenues for 2022 and 2021 were $3,519,627 and $594,563, respectively, substantially increased revenues by 492%, which is mainly attributable to increased sales volume. However, due to uncertainties surrounding the progression of COVID-19 infection, there can be no assurance that we can continue grow the COVID-19 test business. Our ability to generate product revenue sufficient to achieve profitability will depend on further successful development and commercialization of one or more of our current or future product candidates and programs. We anticipate our POCT and VELDONA candidates to potentially generate organic cash flows to support our business operation. If we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution, and legal and regulatory compliance. We may also incur additional expenses associated with increased headcount and product development. Furthermore, we expect to incur more general and administrative expenses associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

Until we can generate significant revenue from product sales, the Company intends to seek additional funding through equity offerings or borrowing arrangements or licensing agreements or strategic alliances to implement its business plan. Please refer to the Subsequent Events section. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans may increase the Company’s liabilities and future cash commitments.

We are unable to predict the timing or amount of unexpected expenses or when or if we will be able to increase significant revenue due to the numerous risks and uncertainties associated with product development and related legal regulatory requirements, and when we are eventually able to generate additional product sales or licensing income, those revenue may not be sufficient to become profitable. Furthermore, fundraising of emerging company is extremely challenging due to the high uncertainty of the overall economic environment at present. There can be no assurance that the revenue will be generated in time or capital will be available as necessary to meet the Company’s working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company.

If the company is unable to generate cash inflow from operating activities in the near future, and cannot complete fundraising with sufficient amount and acceptable terms, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern, but the accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities. See the audit report for related information.

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

Allowance for Doubtful Accounts

The Company establishes an allowance for doubtful accounts to ensure trade and notes receivable are not overstated due to non-collectability. The Company’s allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The Company had no material accounts receivable and no allowance at December 31, 2022 or 2021.

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

Patents and Patent Expenditures

The Company holds patent license agreements and maintains patents that are owned by the Company. All patent license agreements remain in effect over the life of the underlying patents. The Company accounts for intangible assets at either their historical cost or allocated purchase prices at asset acquisition and the patent license fee is being amortized over the estimated life of the patent using the straight-line method. Patent fees and legal fees associated with the issuance of new owned patents are capitalized and amortized over the estimated 8 to 20 year life of the patent. The Company continually evaluates the amortization period and carrying basis of these patent intangible assets to determine whether subsequent events and circumstances indicate the carrying amount of such asses may not be fully recoverable. No patent costs were written off for the years ended December 31, 2022, or December 31, 2021.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the valuation of our patent intangible assets, including impairment considerations, legal and contractual contingencies and share-based compensation. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from those estimates.

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

As of December 31, 2022, potentially dilutive shares are not included in the calculation of fully diluted net loss per share as the effect with a net loss would be antidilutive.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”, which amended the effective date of the various topics. As the Company is a smaller reporting company, the provisions of ASU 2016-13 and the related amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 (quarter ending September 30, 2023 for the Company). Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not expect the adoption of ASU 2016- 13 to have a significant impact on the Company’s consolidated financial statements.

On July 1, 2021, the Company adopted ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”) to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of U.S. GAAP. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of ASU 2019-12 did not have a significant impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements. Most of the newer standards issued represent technical corrections to the accounting literature or application to specific industries which have no effect on the Company’s consolidated financial statements.

2. Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and consist of the following at December 31, 2022 and 2021:

	December 31,
	2022	2021
Machinery and equipment	$1,063,765	$938,047
Furniture and fixture	620,064	47,960
Construction in process	-	232,729
Total cost	1,683,829	1,218,736
Less: accumulated depreciation	(308,153)	(31,034)
Property and equipment, net	$1,375,676	$1,187,702

Depreciation expense for the year ended December 31, 2022 and 2021 was $291,706 and $31,395, respectively.

Construction in process for the year ended December 31, 2021 was $232,729, which represents assets not available for their intended use as of the balance sheet date and was subsequently transferred to machinery and equipment, and furniture and fixture.

We acquired machinery and equipment in the amount of $944,152 from Ainos KY pursuant to the Asset Purchase Agreement dated November 18, 2021. Refer to Note 6 for the related information.

The increase of furniture and fixture in 2022 was mainly related to a new office.

3. Intangible assets, net

Intangible assets are stated at cost less accumulated amortization and consist of the following at December 31, 2022 and 2021:

	December 31,
	2022	2021
Patents and technology	$39,369,997	$39,371,317
Less: accumulated amortization	(6,563,259)	(2,042,126)
Patents and technology, net	$32,806,738	$37,329,191

Amortization expense amounted to $4,522,002 for the year ended December 31, 2022 and $2,000,302 for the year ended December 31, 2021, and is included in R&D, selling, general and administrative expenses. No impairment was recorded in 2022 and 2021.

We acquired intellectual properties related to VOC and COVID-19 technologies amounted $39,143,975 from Ainos KY pursuant to a Securities Purchase Agreement dated December 24, 2020 and the Asset Purchase Agreement dated November 18, 2021. Refer to Note 6 for the related information.

Estimated future amortization expense is as follows:

2023	4,522,141
2024	4,534,493
2025	4,522,141
2026	4,521,973
2027	4,521,132
Thereafter	10,184,858
Total expense	$32,806,738

4. Current Convertible Notes Payable and Other Notes Payable

As of December 31, 2022, the details of the convertible notes payable and other notes payable are shown in the table below:

Payee	No.	Effective Date	Due Date	From Effective	Following Maturity	Conversion Rate	Issuing Purpose	As of 1/1/2022	Addition	Converted/Payment	As of 12/31/2022	Accrued Interest
Convertible notes payable:
Stephen Chen	#1.16	1/30/2016	Payable on demand	0.75%	NA	$ 2.52	working capital	114,026	-	-	114,026	6,694
Stephen Chen	#2.16	3/18/2016	Payable on demand	0.65%	NA	$ 2.81	working capital	262,500	-	-	262,500	11,583
								376,526	-	-	376,526	18,277
Ainos KY	#12.21	4/27/2021	10/27/2021	1.85%	NA	$ 3.00	working capital	15,000	-	(15,000)	-	-
Ainos KY	#13.21	5/5/2021	11/5/2021	1.85%	NA	$ 3.00	working capital	20,000	-	(20,000)	-	-
Ainos KY	#14.21	5/25/2021	11/25/2021	1.85%	NA	$ 3.00	working capital	30,000	-	(30,000)	-	-
Ainos KY	#15.21	5/28/2021	11/28/2021	1.85%	NA	$ 3.00	working capital	35,000	-	(35,000)	-	-
Ainos KY	#16.21	6/9/2021	12/9/2021	1.85%	NA	$ 3.00	working capital	300,000	-	(300,000)	-	-
Ainos KY	#17.21	6/21/2021	12/21/2021	1.85%	NA	$ 3.00	working capital	107,000	-	(107,000)	-	-
Ainos KY	#18.21	7/2/2021	1/2/2022	1.85%	NA	$ 3.00	working capital	54,000	-	(54,000)	-	-
Ainos KY	#19.21	9/1/2021	3/1/2022	1.85%	NA	$ 3.00	working capital	120,000	-	(120,000)	-	-
Ainos KY	#20.21	9/28/2021	3/28/2022	1.85%	NA	$ 3.00	working capital	300,000	-	(300,000)	-	-
Ainos KY	#21.21	11/10/2021	5/10/2022	1.85%	NA	$ 3.00	working capital	50,000	-	(50,000)	-	-
Ainos KY	#22.21	11/25/2021	11/25/2022	1.85%	NA	$ 3.00	working capital	450,000	-	(450,000)	-	-
Ainos KY	#23.21	11/29/2021	5/29/2022	1.85%	NA	$ 3.00	working capital	300,000	-	(300,000)	-	-
Ainos KY	#24.21	12/29/2021	6/29/2022	1.85%	NA	$ 3.00	working capital	1,219,000	-	(1,219,000)	-	-
								3,000,000	-	(3,000,000)	-	-
			Total convertible notes payable- related parties					3,376,526	-	(3,000,000)	376,526	18,277
Non-Convertible Notes Payable:
Stephen Chen	#9.21	1/1/2021	4/14/2021	0.13%	10%	NA	working capital	129,405	-	(129,405)	-	-
Ainos KY	#26.22 (2)	3/4/2022	2/28/2023	1.85%	N/A	NA	working capital	-	800,000	-	800,000	12,286
				Notes payable-related party				129,405	800,000	(129,405)	800,000	12,286
i2 China	#8b.20	1/1/2020	1/1/2021	1.85%	10%	NA	consulting fee	84,000	-	-	84,000	4,719
				Note payable- non-related party				84,000	-	-	84,000	4,719
				Total notes payable				213,405	800,000	(129,405)	884,000	17,005
				Total convertible and non-convertible				3,589,931	800,000	(3,129,405)	1,260,526	35,282

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

On March 17, 2022, we executed a Promissory Note Extension Agreement with Ainos KY in which the due dates for certain convertible notes enumerated as #12.21 to #24.21 issued by the Company to Ainos KY were extended to February 28, 2023. The total unpaid principal for these extended period convertible notes amounted to $3,000,000 in the aggregate. Upon closing of the Offering, the principal and accrued interest in the total amount of $3,042,959 were automatically converted to 1,014,319 shares of common stock on August 9, 2022.

As of December 31, 2022, the amount of current convertible and other notes payable totaled $1,260,526.

The total interest expense of convertible notes payable and other notes payable for the year ended 2022 was $49,994, and the cumulative accrued interest as of December 31, 2022 was $35,282.

As of December 31, 2021, the details of the convertible notes payable and other notes payable are shown in the table below:

Payee	No.	Effective Date	Due Date	From Effective	Following Maturity	Conversion Rate	Issuing Purpose	As of 1/1/2021	Addition	Converted/Payment	As of 12/31/2021	Accrued Interest
Convertible notes payable:
Stephen Chen	#1.16	1/30/2016	Payable on demand	0.75%	NA	$ 0.17	working capital	114,026	-	-	114,026	5,839
Stephen Chen	#2.16	3/18/2016	Payable on demand	0.65%	NA	$ 0.19	working capital	262,500	-	-	262,500	9,878
Stephen Chen	#3.19	9/1/2019	9/1/2020	1.85%	10%	$ 0.25	salary	39,620	-	(39,620)	-	-
Stephen Chen	#4.19	12/1/2019	12/31/2020	1.61%	10%	$ 0.25	working capital	14,879	-	(14,879)	-	-
Stephen Chen	#6.20	1/1/2020	1/1/2021	1.85%	10%	$ 0.25	salary	216,600	-	(216,600)	-	-
Stephen Chen	#7.20	1/1/2020	1/2/2021	1.60%	10%	$ 0.25	working capital	23,366	-	(23,366)	-	-
Stephen Chen	#10.21	1/1/2021	4/1/2021	1.85%	1.85%	$ 0.25	salary	-	59,025	(59,025)	-	-
Stephen Chen	#11.21	4/1/2020	5/1/2021	1.85%	10%	$ 0.25	salary	-	10,000	(10,000)	-	-
								670,991	69,025	(363,490)	376,526	15,717
Ainos KY	#12.21	4/27/2021	10/27/2021	1.85%	NA	$ 0.20	working capital	-	15,000	-	15,000	189
Ainos KY	#13.21	5/5/2021	11/5/2021	1.85%	NA	$ 0.20	working capital	-	20,000	-	20,000	243
Ainos KY	#14.21	5/25/2021	11/25/2021	1.85%	NA	$ 0.20	working capital	-	30,000	-	30,000	335
Ainos KY	#15.21	5/28/2021	11/28/2021	1.85%	NA	$ 0.20	working capital	-	35,000	-	35,000	385
Ainos KY	#16.21	6/9/2021	12/9/2021	1.85%	NA	$ 0.20	working capital	-	300,000	-	300,000	3,117
Ainos KY	#17.21	6/21/2021	12/12/2021	1.85%	NA	$ 0.20	working capital	-	107,000	-	107,000	1,047
Ainos KY	#18.21	7/2/2021	1/2/2022	1.85%	NA	$ 0.20	working capital	-	54,000	-	54,000	498
Ainos KY	#19.21	9/1/2021	3/1/2022	1.85%	NA	$ 0.20	working capital	-	120,000	-	120,000	742
Ainos KY	#20.21	9/28/2021	3/28/2022	1.85%	NA	$ 0.20	working capital	-	300,000	-	300,000	1,429
Ainos KY	#21.21	11/10/2021	5/10/2022	1.85%	NA	$ 0.20	working capital	-	50,000	-	50,000	129
Ainos KY	#22.21	11/25/2021	11/25/2022	1.85%	NA	$ 0.20	working capital	-	450,000	-	450,000	798
Ainos KY	#23.21	11/29/2021	5/29/2022	1.85%	NA	$ 0.20	working capital	-	300,000	-	300,000	471
Ainos KY	#24.21	12/29/2021	6/29/2022	1.85%	NA	$ 0.20	working capital	-	1,219,000	-	1,219,000	124
								-	3,000,000	-	3,000,000	9,507
			Total convertible notes payable- related parties					670,991	3,069,025	(363,490)	3,376,526	25,224
i2 China	#5.19	9/1/2019	9/1/2020	1.85%	10%	$ 0.25	Consulting fee	16,000	-	(16,000)	-	-
i2 China	#8a.20	1/1/2020	1/1/2021	1.85%	10%	$ 0.25	Consulting fee	48,000	-	(48,000)	-	-
i2 China	#11.21	1/1/2020	4/1/2021	1.85%	10%	$ 0.25	Consulting fee	-	37,000	(37,000)	-	-
			Total convertible notes payable- non-related party					64,000	37,000	(101,000)	-	-
Y3s			Total Convertible notes payable					734,991	3,106,025	(464,490)	3,376,526	25,224
Notes payable:
Stephen Chen	#9.21	1/1/2021	4/1/2021	0.13%	10%	NA	working capital	134,010	145,395	(150,000)	129,405	312
				Notes payable-related party				134,010	145,395	(150,000)	129,405	312
i2 China	#8b.20	1/1/2020	1/1/2021	1.85%	10%	NA	Consulting fee	84,000	-	-	84,000	3,137
				Notes payable- non-related party				84,000	-	-	84,000	3,137
					Total notes payable			218,010	145,395	(150,000)	213,405	3,449
			Total convertible and non-convertible					953,001	3,251,420	(614,490)	3,589,931	28,673

All of the aforementioned convertible promissory notes and other notes payable are unsecured and due on demand upon maturity. The Company may prepay the notes in whole or in part at any time. The Payee has the option to convert some or all of the unpaid principal and accrued interest to our common voting stock.

The convertible promissory notes are convertible on demand. The following convertible notes due to Stephen T. Chen – Notes 3.19, 4.19, 6.20, 7.20, 10.21, and 11.21 -- with a total principal and accrued interest amount of $372,988 were assigned by the holder to Top Calibre Corporation, a British Virgin Islands corporation, and subsequently converted to common stock of our company at a conversion price of $3.75 per share on December 27, 2021.

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

As of December 31, 2021, the amount of current convertible and other notes payable totaled $3,589,931.

The total interest expense for 2021 was $21,727, and the cumulative related accrued interest as of December 31, 2021 was $28,673.

5. Non-Current Convertible Notes Payable.

APA Convertible Note

On January 30, 2022, we issued to Ainos KY a Convertible Promissory Note in the principal amount of $26,000,000 (the “APA Convertible Note”) for the Asset Purchase Transaction as more particularly described below in Note 6. The principal sum of the APA Convertible Note is payable in cash on January 30, 2027, although prepayment is permitted in whole or in part without penalty. The APA Convertible Note was noninterest bearing.

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

6. Related Party Transactions

The following is a summary of related party transactions in 2022 and 2021 to which we have been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2022 and 2021, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest, other than compensation arrangements which are described in Part II, Item 5 “Market for the Registrant’s Common Equity and Related Shareholder Matters, and Issuer Purchases of Equity Securities, and Part III, Item 11 “Executive Compensation.”

Name of the related party	Relationship	Description

Taiwan Carbon Nano Technology Corporation (“TCNT”)	Affiliated company	TCNT is the majority shareholder of Ainos KY

Ainos, Inc. (Cayman Island) (“Ainos KY”)	Affiliated company	Ainos KY is the majority shareholder of the Company

ASE Technology Holding	Affiliated company	Sole owner of ASE Test Inc. which is Ainos KY’s board member and has more than 10% of the voting rights in Ainos KY

Dr. Stephen T. Chen	Ainos’ former Chairman, President, CEO and CFO	Shareholder with more than 5% of the Company voting rights in 2022 and 2021

Purchase of intangible assets and equipment

Securities Purchase Agreement

On April 15, 2021, we consummated the Securities Purchase Agreement in the amount of $20,000,000 with Ainos KY. Pursuant to the Securities Purchase Agreement, we issued 6,666,666 shares of common stock at $3.00 per share to Ainos KY in exchange for certain patent assignments, increased its authorized common stock to 300,000,000 shares, and changed the Company’s name to “Ainos, Inc.” Immediately after the consummation of the transaction Ainos KY owned approximately 70.30% of the Company’s issued and outstanding shares of common stock. See Note 3 for the related information of the transaction.

Asset Purchase Agreement

Ainos KY and the Company entered into an Asset Purchase Agreement dated as of November 18, 2021 (the “Asset Purchase Agreement”), as modified by an Amended and Restated Asset Purchase Agreement dated as of January 29, 2022 (the “Amended Asset Purchase Agreement”).

Pursuant to the Asset Purchase Agreement, we acquired certain intellectual property assets and certain manufacturing, testing, and office equipment for a total purchase price of $26,000,000 that included $24,886,023 for intangible intellectual property assets and $1,113,977 for equipments. As consideration we issued to Ainos KY a Convertible Promissory Note in the principal amount of $26,000,000 upon closing on January 30, 2022 (the “APA Convertible Note”).

As part of the Asset Purchase Agreement, we agreed to hire certain employees of Ainos KY who are responsible for research and development of the IP Assets and/or Equipment on terms at least equal to the compensation arrangements undertaken by Ainos KY. From and after the closing, we will have no responsibility, duty or liability with respect to any employee benefit plans of Ainos KY.

We closed the transaction on January 30, 2022 and issued a convertible note to Ainos KY for the payment. See Notes 2, 3, 5 and 11 for the related information of the transaction.

Working Capital Advances

Except for $26,000,000 issued for the payment of “Amended Asset Purchase Agreement, all other convertible and other notes payable were issued either as a result of financing or deferred compensation provided by shareholders.

In the 2022 and 2021, Ainos KY provided working capital advances in the form of convertible note and non-convertible note financing in the aggregate amount of $800,000 and $3,000,000, respectively. As of December 31, 2022 and 2021, the convertible and non-convertible notes payable for Ainos KY totaled $800,000 and $3,000,000, respectively.

ASE Test, Inc. (the “ASE”), an affiliate of the Company, provided a working capital advance in the form of a convertible note financing in the principal amount of $500,000 in 2022.

The convertible notes and related accrued interest of Ainos KY and ASE as of August 8, 2022 in the aggregate total amount of $29,542,959 were converted to common stock upon the uplisting to Nasdaq on August 9, 2022.

In the 2022 and 2021, Dr. Stephen T. Chen provided working capital advances in the form of convertible note and non-convertible note financing in the aggregate amount of $0 and $214,420, respectively; and were redeemed for cash in the aggregate amount of $150,000 and $129,405, respectively. As of December 31, 2022 and, 2021, the convertible and non-convertible notes payable to Dr. Stephen T. Chen were $376,526 and $505,931, respectively.

Refer to Notes 4, 5 and 7 for more information regarding above convertible notes and other notes payable .

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

We incurred costs associated with finished goods, raw materials and manufacturing fees for Covid-19 antigen rapid test kits from TCNT pursuant to the Sales and Marketing Agreement, totaling $1,968,291 and $183,444 for the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the accounts payable to TCNT were $24,365 and $0, respectively.

COVID-19 Antigen Rapid Test Kits Sales

We sold Covid-19 antigen rapid test kits to ASE Technology Holding, an affiliate of the Company, totaling $2,855,205 and $209,468 for the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the accounts receivable to ASE Technology Holding were $177,795 and $0, respectively.

Product Co-development Agreement

Pursuant to the five-year product co-development agreement (the “Product Co-Development Agreement”) with TCNT, effective on August 1, 2021 we incurred development expenses totaling $618,522 and $205,583 for the years ended December 31, 2022 and 2021 included in the Research and Development expense in the Statement of Operations. As of December 31, 2022 and 2021, the accrued payables were $70,113 and $65,156, respectively.

7. Stockholders’ Equity

Reverse Stock Split

On April 29, 2022, the Company’s board of directors and on May 16, 2022 our shareholders approved a 1-for-15 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock and each series of its redeemable convertible notes to be consummated prior to the effectiveness of the Company’s underwritten public offering (“Offering”) on August 9, 2022. The par value and authorized shares of the Company’s common stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, RSUs, warrants and options to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

The Company filed an amended Restated Certificate of Formation with the Secretary of State of Texas on August 8, 2022 that effectuated the Reverse Stock Split.

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized for issuance. No shares of preferred stock were outstanding as of December 31, 2022 and 2021.

Common Stock

Holders of common stock are entitled to one vote per share, and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders.

The Company has reserved authorized shares of common stock for future issuance at December 31, 2022 and 2021 as follows:

	December 31,
	2022	2021
Conversion of convertible notes	145,355	1,147,580
Unvested RSUs	800,000	88,000
Stock options	36,666	36,666
Warrants	966,174	30,174
	1,948,195	1,302,420

Public Offering of Common Stock and Warrants

The Company’s registration statement related to its underwritten public offering (“Offering”) was declared effective on August 8, 2022, and the Company’s common stock and warrants began trading on the Nasdaq Capital Market (“Nasdaq”) on August 9,2022 under the trading symbols “AIMD” and “AIMDW”, respectively. The Company completed its underwritten public offering of an aggregated 780,000 units at a public offering price of $4.25 per unit. Each unit issued in the offering consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $4.25. The foregoing described warrants may be exercised from February 5, 2023 (181 days from the effective date of our S-1 Registration Statement made effective August 8, 2022, hereafter “Registration Date”) to August 8, 2027 (5 years from the Registration Date). In addition, the Company granted its underwriters a 45-day option to purchase up to an additional 117,000 shares of common stock and/or up to an additional 117,000 warrants at the public offering price to cover over-allotments. The underwriters partially exercised its option to purchase an additional 117,000 warrants at $0.01 per unit for a total of $1,170.

The Company received aggregate net proceeds of approximately $1.8 million after deducting direct offering cost of approximately $1.5 million including underwriting commissions and legal, accounting, and consulting fees related to the Offering.

On August 11, 2022, the Company agreed to issue to the Representative of the underwriters, as a portion of the underwriting compensation payable to the Representative, warrants to purchase up to a total of 39,000 shares of Common Stock (the “Representative’s Warrants”) pursuant to an underwriting Agreement. The Representative’s Warrants are exercisable at $4.68 per share, are initially exercisable 180 days after the effective date of the Offering and have a term of five years from their initial exercise date. The fair value of these warrants amounted to $107,164 which was determined using a Black-Scholes option pricing model with the following assumptions:

Expected term (years)	5
Expected volatility	304%
Expected dividends	0%
Risk free interest rate	2.91%

Since these warrants were issued as direct offering costs associated with the offering, the Company has accounted for these warrants as both a charge and increase to additional paid-in capital, resulting in a net effect on stockholders’ equity of $0.

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

Upon completion of the Offering, convertible notes outstanding in the principal amount of $30.4 million and accrued interest of $42,959 were automatically converted into 9,073,137 shares of common stock. Additional information regarding the conversion can be found in Note 4 and 5.

Warrants

A summary of the status of the Company’s warrants and changes are presented in the following table:

	For the Year Ended December 31,
	2022		2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding at beginning of year	30,174	$3.98	30,174	$3.98
Issued	936,000	4.27
Warrants outstanding at end of year	966,174	$4.26	30,174	$3.98
Exercisable at end of year	927,174	4.24	30,174	$3.98

The following table summarizes information about warrants outstanding at December 31, 2022:

	Outstanding Warrants	Weighted Average Remaining	Exercisable
Exercise Price	December 31, 2022	Contractual Life	Warrants
$3.98	30,174	2.90	30,174
4.25	780,000	4.61	780,000
4.25	117,000	4.61	117,000
4.68	39,000	4.61	-
	966,174		927,174

On November 25, 2020, the Company issued a warrant to i2China Management Group, LLC, a related party of the Company since August 1, 2021. The warrant entitles the holder to purchase 30,174 shares at an exercise price of $3.98 and expires on November 24, 2025.

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

Stock Incentive Plan

See footnote 8 for the information of Stock Incentive Plan

Acquisition of patents

See footnote 6 for the information of issuance common stock for acquisition of patents.

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

8. Share-Based Compensation

Equity incentive plans were summarized as follows:

Stock incentive Plans [1]	Issue Date Range	Total Stock & Options Authorized	Options Granted[2]	Options Remaining[3]	Stock Awards Granted	Stock Awards Remaining
2018 Employee Stock Option Plan[4]	9/26/18 – 9/26/28	66,666	63,333	0	0	0
2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan[4]	9/26/18 – 9/26/28	266,666	266,333	0	0	0
2021 Employee Stock Purchase Plan	5/16/22 – 5/16/32	50,000	0	0	0	50,000
2021 Stock Incentive Plan	5/16/22 – 5/16/32	1,618,639	0	0	1,333,332	285,306	[5]

1 The Board of Directors has approved all stock, stock option and stock warrant issuances.

2 As of December 31, 2022, there were 11,360 stock options that have been exercised, 36,666 stock options remain either vested or unvested, and an aggregate 285,306 stock options of the 333,333 total stock options authorized from the 2018 Employee Stock Option Plan and 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan were forfeited.

3 Effective October 6, 2021, no further stock option issuance from 2018-ESOP and 2018-NQSOP as per provision in newly adopted 2021 Stock Incentive Plan.

4 On September 26, 2019, all qualified options under the 2018-ESOP became non-qualified options as a result of the 2018-ESOP not being ratified by the Company’s shareholders within one year of adoption.

5 An aggregate 285,306 stock options forfeited from the 2018 Employee Stock Option Plan and 2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan were applied to increase the 2021 Stock Incentive Plan, in accordance with the 2021 Stock Incentive Plan that was adopted by the Board of Directors on October 6, 2021.

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

The 2018-ESOP is administered by the Board or by a committee of directors appointed by the Board (the “Compensation Committee”) as constituted from time to time. The maximum number of shares of common stock which may be issued under the 2018-ESOP is 66,666 shares which will be reserved for issuance upon exercise of options.

The option price per share of common stock deliverable upon the exercise of an incentive stock option is 100% of the fair market value of a share on the date of grant. The option price is $5.70 per share and the options are exercisable during a period of ten years from the date of grant, where the options vest 20% annually over five years, commencing one year from date of grant.

Effective as of October 6, 2021, with the adoption by the Board of the 2021 SIP, no further awards may be granted under the 2018-ESOP and as discussed above because our shareholders did not approved the 2018-ESOP any qualified options automatically became non-qualified options effective September 26, 2019.

2018 Officers, Directors, Employees, and Consultants Nonqualified Stock Option Plan (the “2018-NQSOP”)

On September 26, 2018, the Board adopted the Company 2018 Employee Stock Option Plan (the “2018-ESOP”), formerly referred to as the “Amarillo Biosciences, Inc., 2018 Employee Stock Option Plan” in prior filings. The 2018-ESOP provides for the grant of Qualified Incentive Stock Options to the Company’s employees. Qualified options automatically became non-qualified options effective September 26, 2019 and was governed under the 2018-NQSOP described below because the plan was not ratified by our shareholders. The maximum number of shares of common stock authorized under the plan was 66,666 shares. The option price per share of common stock deliverable upon the exercise of an incentive stock option was 100% of the fair market value of a share on the date of grant. The option price is $5.70 per share and the options are exercisable during a period of ten years from the date of grant, where the options vest 20% annually over five years, commencing one year from date of grant.

Effective as of October 6, 2021, with the adoption by the Board of the 2021 SIP, no further awards may be granted under the 2018-NQSOP and the 285,306 stock options that were previously forfeited was added to the share reserve under the Company’s 2021 Stock Incentive Plan.

2021 Employee Stock Purchase Plan (the “2021 ESPP”)

On September 28, 2021 and on May 16, 2022 the Board and our shareholders, respectively, approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP” or “Plan”). The purpose of the 2021 ESPP is to provide an opportunity for eligible employees of the company and its designated companies (as defined in the Plan) to purchase common stock at a discount through voluntary contributions, thereby attracting, retaining and rewarding such persons and strengthening the mutuality of interest between such persons and the Company’s stockholders. The Company intends for offerings under the Plan to qualify as an “employee stock purchase plan” under Section 423 of the Code; provided, that the Plan administrator may also authorize the grant of rights under offerings that are not intended to comply with the requirements of Section 423, pursuant to any rules, procedures, agreements, appendices, or sub-plans adopted by the administrator. Subject to adjustments as provided in the Plan, the maximum number of shares of common stock that may be issued under the Plan may not exceed 50,000 shares. Such shares may be authorized but unissued shares, treasury shares or shares purchased in the open market. The Plan is subject to approval by the Company’s stockholders within twelve months after the date of Board approval. The Plan will become effective on the date that stockholder approval is obtained, and will continue in effect until it expires on the tenth anniversary of the effective date of the Plan, unless terminated earlier.

2021 Stock Incentive Plan (the “2021 SIP”)

On September 28, 2021 and on May 16, 2022 the Board and our shareholders, respectively, approved the 2021 Stock Incentive Plan (the “2021 SIP” or “Plan”). The purpose of the 2021 SIP is to provide a means through which the Company, and the other members of the Company Group, defined by Section 2(n) of the Plan as the Company and its subsidiaries, and any other affiliate of the Company designated as a member of the Company Group by the Committee, may attract and retain key personnel, and to provide a means whereby directors, officers, employees, consultants and advisors of the Company and the other members of the Company Group can acquire and maintain an equity interest in the Company, or be paid incentive compensation measured by reference to the value of common stock, thereby strengthening their commitment to the interests of the Company Group and aligning their interests with those of the Company’s stockholders. The types of awards that may be granted from the Plan include individually or collectively, any Incentive Stock Option, Nonqualified Stock Option, Stock Appreciation Right, Restricted Stock, Restricted Stock Unit, Dividend Equivalent Rights and Other Equity-Based Award granted under the Plan. The Plan will be effective upon shareholder approval. The expiration date of the Plan, on and after which date no awards may be granted, will be the tenth anniversary of the date of Board approval of the Plan, provided, however, that such expiration will not affect awards then outstanding, and the terms and conditions of the Plan will continue to apply to such Awards. The aggregate number of shares which may be issued pursuant to awards under the Plan is 1,333,333 shares of Common Stock (the “Plan Share Reserve”), subject to adjustments as provided in the Plan. The number of shares underlying any award granted under 2018 ESOP or 2018 NQSOP (the “Prior Plans”) that expires, terminates or is canceled or forfeited for any reason whatsoever under the terms of the Prior Plans, will increase the Plan Share Reserve. Each Award granted under the Plan will reduce the Plan Share Reserve by the number of shares underlying the award. No more than 666,666 shares may be issued in the aggregate pursuant to the exercise of incentive stock options granted under the Plan. The maximum number of shares subject to awards granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such director during the fiscal year, will not exceed $600,000 in total value (calculating the value of any such awards based on their grant date fair value for financial reporting purposes).

Non-Employee Director Compensation Policy (the “2021 NEDCP”)

On September 28, 2021, the Company’s Board of Directors adopted the Company’s Non-Employee Director Compensation Policy (the “2021 NEDCP” or “Policy”). On appointment to the Board, and without any further action of the Board or Compensation Committee of the Board, at the close of business on the day of such appointment, each Non-Employee Director will automatically receive an award of 22,000 restricted stock units (“RSUs”) over Common Stock (the “Appointment Grant”). The Appointment Grant shall vest in three equal annual installments, with the first installment vesting on the last day of the six-month period commencing on the grant date and each subsequent installment vesting on the last day of the six-month period commencing on the next two subsequent anniversaries of the grant date, subject to the Director’s continuous service with us on each applicable vesting date. The RSUs shall be granted pursuant to the Company’s 2021 Stock Incentive Plan and shall be subject to such other provisions set forth in the agreement evidencing the award of the RSUs, in the form adopted from time to time by the Board or the Compensation Committee of the Board.

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

Restricted Stock Units

RSUs entitle the recipient to be paid out an equal number of common stock upon vesting. The fair value of RSUs is based on market price of the underlying stock on the date of grant. A summary of the Company’s RSU activity and related information for the year ended December 31, 2022 is as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value Per RSU
Balance as of December 31, 2021	-	$	N/A
RSUs granted	1,333,332		$5.89
RSUs vested	(533,332)		$11.10
RSUs canceled	-	$	N/A
Balance as of December 31, 2022	800,000		$2.42

The grant date fair value of RSUs awards that vested in the year ended December 31, 2022 was $5.9 million, and the fair value as of the respective vesting dates of RSU was $1 million for 2022.

Stock Options

A summary of option activity for the years ended December 31, 2022 and 2021 are presented below.

Date	Number of Options [1]Qualified	Number of Options Nonqualified	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2020	56,666	253,800	$5.70	7 yrs	-
Granted	-	33,333	$5.70	9 yrs	-
Exercised	1,333	10,026	$5.70	-	-
Expired or Forfeited	62,000	223,306	$5.70	-	-
Balance at December 31, 2021	3,333	33,333	$5.70	6 yrs	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Expired or Forfeited	-	-	-	-	-
Balance at December 31, 2022	3,333	33,333	$5.70	8.55 yrs	-
Exercisable at December 31, 2022	2,666	11,111	$5.70	5.74 yrs	-

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

Share-Based Compensation

The share-based compensation for the year ended December 31, 2022 and 2021 were $6,421,879 and $(10,683), respectively.

As of December 31, 2022, the total unrecognized compensation cost related to outstanding RSUs, stock options and warrant was $1,894,324, which the Company expects to recognize over a weighted-average period of 1.73 years.

As of December 31, 2021, there is $410,022 in unrecognized option expense that will be recognized over the next 2.58 years.

9.   Income Taxes

The Company accounts for taxes based on income under FASB Accounting Standard Codification ASC 740, Income Taxes. ASC 740 requires use of the liability method. ASC 740 establishes standards of financial accounting and reporting for the tax consequences of “revenues, expenses, gains, or losses that are included in taxable income.” The ASC Master Glossary defines taxable income as “the excess of taxable revenues over tax deductible expenses and exemptions for the year as defined by the governmental taxing authority.”

The components of the net loss reported in these financial statements consist of the following:

	December 31, 2022	December 31, 2021
Components of Net Operating Loss
United States	(5,946,000)	(2,933,000)
Taiwan	(8,061,000)	(956,000)
Total	(14,007,000)	(3,889,000)

The components of the provision (benefit) for income taxes consist of the following:

	December 31, 2022	December 31, 2021
Components of the Provision (Benefit) for Income Taxes
Current - Federal and State	0	0
Deferred - Federal	2,837,000	13,000
Deferred - State	0	0
Total	2,837,000	13,000
Change in Valuation Allowance	(2,837,000)	(13,000)
Income Tax Expense	0	0

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The effect of a change in tax rates or laws on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date of the rate change. A valuation allowance is established to reduce the deferred tax assets to the amount that are more likely than not to be realized from operations.

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense.

The components of the Company’s deferred tax asset and liabilities are as follows:

	December 31, 2022	December 31, 2021
Deferred Tax Assets (Liabilities)
Net Operating Loss Carryover	6,480,000	4,357,000
Share-Based Compensation	109,000	4,000
Research and Development Expenses	187,000	0
Depreciation and Allowance	606,000	243,000
Others	60,000	0
Valuation Allowance	(7,442,000)	(4,605,000)
Total	0	0

The Company has a valuation allowance against the full amount of its net deferred tax assets due to the uncertainty of realization of the deferred tax assets due to the operating loss history of the Company. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income.

A reconciliation of the statutory tax rates to the effective tax rates applicable to the Company is as follows:

	December 31, 2022	December 31, 2021
Reconciliation of Statutory Tax Rate to Effective Tax Rate
Statutory Federal Income Tax Rate	21%	21%
Change in Valuation Allowance	(21)%	(21)%
Effective Income Tax Rate	0%	0%

At December 31, 2022, we estimate net operating loss carryforwards of approximately $30,854,000 for federal income tax purposes expiring in 2023 through 2042. The ability of the Company to utilize these carryforwards may be difficult and directly dependent upon many factors outside of our control, including, but not limited to, changes in the legal and regulatory framework and the operational and corporate structure of the Company and shareholders, or sales or transfers of stock by or among shareholders. For example, if the Company experience a change of control as defined in the relevant provisions of the Internal Revenue Code of 1986, as amended, the use of any existing tax attributes would be severely limited.  Also, obtaining value from the tax attributes is a function our return to profitable operations and the timeframe of that return. While we believe it is possible, there is no assurance that the Company will return to profitability in the future.

As of December 31, 2022, the Company had open tax years of 2021, 2020, 2019 and 2018 which are subject to examination by tax authorities.

10. Commitments and Contingencies

Lease and contract commitment

Our executive and administrative offices in the U.S. are located at 8880 Rio San Diego Drive, Suite 800, San Diego, CA 92108. The lease term began on April 1, 2021 as a semi-annual term and automatically renewed currently as a month-to-month renewal agreement.

Our Taiwan branch office is located in New Taipei City, Taiwan (“R.O.C.”) under a three-year office lease contract from June 2021 to May 2024. We also have staff at a product development facility located in Zhubei City, Taiwan, pursuant to our Product Development Agreement with TCNT.

Litigation

We not at this time involved in any legal proceedings.

Officer Compensation

Effective April 15, 2021, our Board appointed Mr. Chun-Hsien Tsai to serve as Chief Executive Officer. Mr. Tsai will receive a monthly salary of 250,000 NT$ (equivalent to approximately $8,929), a year-end bonus of two months’ salary, and a variable compensation based on Company profit targets decided by the Company’s Compensation Committee, and payable as 10% to 100% of total annual compensation in the form of cash, securities and/or other discretionary remuneration. An initial equity grant to Mr. Tsai will be determined by the Compensation Committee at a later date. Other benefits, including labor insurance, health insurance and other benefits, will be based on local regulations and the Company’s policies.

Effective August 11, 2021, our Board appointed Ms. Hui-Lan (“Celia”) Wu to serve as Chief Financial Officer. Ms. Wu will receive a monthly salary of 230,000 NT$ (equivalent to approximately $8,214), a year-end bonus of 2 months’ salary, and a variable compensation based on Company profit targets decided by the Company’s Compensation Committee, and payable as 10% to 100% of total annual compensation in the form of cash, securities and/or other discretionary remuneration. An initial equity grant to Ms. Wu will be determined by the Compensation Committee at a later date. Other benefits, including labor insurance, health insurance and other benefits, will be based on local regulations and the Company’s policies.

Effective August 1, 2021, we entered into an employment contract with Mr. Lawrence K. Lin in connection with his election as Executive Vice President of Operations (the “LL Agreement”). The LL Agreement is effective for three years and may be extended for an additional years on the same terms and conditions upon mutual agreement. Under the LL Agreement, Mr. Lin will receive a monthly salary of $12,000, vesting stock options for 33,333 shares in the Company’s 2018 Officers, Directors, Employees and Consultants Non-Qualified Stock Option Plan, and a bonus of 10,000 shares in the Company’s common stock upon the Company’s successful listing on a Major National Exchange (as defined in the LL Agreement), and normal and customary benefits available to the Company’s employees. Mr. Lin is the sole member of i2China Management Group, LLC (“i2China”), a consultant previously engaged by the Company. Mr. Lin indirectly owns 30,174 warrants issued on November 25, 2020 to i2China; and a non-convertible note issued to i2China on January 1, 2020 with a principal amount of $84,000.

11. Subsequent Events

Regulation S Convertible Notes

On March 13, 2023, we entered into two convertible note purchase agreements made pursuant to Regulation S of the Securities Act of 1933 relating to the sale of convertible notes, under which the Company issued and sold two convertible promissory notes (the "Notes") in a principal amount of US$3 million to certain investors. The Notes will mature in two years following the issuance, bearing interest at the rate of 6% per annum. At any time after the issuance and before the maturity date, the Notes are convertible into the common shares of the Company (the "Common Shares"). The conversion price is US$1.50 per Common Share, subject to adjustment as set forth in the Notes. Unless previously converted, the Company shall repay the outstanding principal amount plus all accrued but unpaid interest on the maturity date. The Note shall be an unsecured general obligation of the Company.  Additional information regarding the private placement and the Notes are included in a Form 8-K dated March 14, 2023 furnished to the U.S. Securities and Exchange Commission by the Company.

Nasdaq Deficiency Notice

On January 5, 2023, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Nasdaq deficiency letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Capital Market under the symbol “AIMD” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until July 5, 2023, to regain compliance with the Minimum Bid Price Requirement. If at any time before July 5, 2023, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.

If the Company does not regain compliance with the Minimum Bid Price Requirement by July 5, 2023, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period. If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days.  However, if it appears to Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that the Company’s securities are subject to delisting.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

On January 10, 2023 the Company filed a Form 8-K with the SEC disclosing the herein matters.

