Form 10-Q
period 2023-03-31
Ainos, Inc.
filed 2023-05-12
CIK 1014763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

20,040,934 shares of common stock, par value $0.01 per share, outstanding as of May 12, 2023

AINOS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Ainos, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,146,132	$1,853,362
Accounts receivable, including related parties	111,283	201,546
Inventory, net	572,390	595,222
Other receivables - related parties	1,500,000	-
Other current assets	303,318	195,787
Total current assets	3,633,123	2,845,917
Intangible assets, net	31,691,698	32,806,738
Property and equipment, net	1,314,605	1,375,676
Other assets	68,817	80,683
Total assets	$36,708,243	$37,109,014

Liabilities and Stockholders’ Equity
Current liabilities:
Convertible notes payable – related party	$376,526	$376,526
Notes payable, including related parties	684,000	884,000
Accrued expenses and others current liabilities	806,017	1,212,386
Total current liabilities	1,866,543	2,472,912
Long term liabilities:
Convertible notes payable – noncurrent	2,500,000	-
Operating lease liabilities - noncurrent	3,276	8,096
Total liabilities	4,369,819	2,481,008

Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued
Common stock, $0.01 par value; 300,000,000 shares authorized as of March 31, 2023, and December 31, 2022; 20,011,602 shares issued and outstanding as of March 31, 2023, and December 31, 2022	200,116	200,116
Additional paid-in capital	58,965,981	58,745,149
Accumulated deficit	(26,636,081)	(24,115,606)
Translation adjustment	(191,592)	(201,653)
Total stockholders’ equity	32,338,424	34,628,006
Total liabilities and stockholders’ equity	$36,708,243	$37,109,014

See accompanying notes to condensed consolidated financial statements.

Ainos, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$49,164	$87,200
Cost of revenues	(100,848)	(41,078)
Gross (loss) profits	(51,684)	46,122
Operating expenses:
Research and development expenses	1,698,883	1,577,454
Selling, general and administrative expenses	762,465	551,730
Total operating expenses	2,461,348	2,129,184
Operating loss	(2,513,032)	(2,083,062)
Non-operating income (expenses), net
Interest expenses, net	(9,273)	(16,687)
Other income (expenses), net	1,830	(146)
Total non-operating expenses, net	(7,443)	(16,833)
Net loss	$(2,520,475)	$(2,099,895)

Net loss per common shares-basic and diluted	$(0.13)	$(0.22)
Weighted average common shares outstanding– basic and diluted	20,011,602	9,625,133

See accompanying notes to condensed consolidated financial statements.

4

Ainos, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(2,520,475)	$(2,099,895)
Other comprehensive income (loss):
Translation adjustment	10,061	(58,059)
Comprehensive loss	$(2,510,414)	$(2,157,954)

See accompanying notes to condensed consolidated financial statements.

Ainos, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2023 and 2022

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	(Deficit)
Balance at December 31, 2022	-	$-	20,011,602	$200,116	$58,745,149	$(24,115,606)	$(201,653)	$34,628,006
Share-based compensation	-	-	-	-	220,832	-	-	220,832
Net loss	-	-	-	-	-	(2,520,475)	-	(2,520,475)
Translation Adjustment	-	-	-	-	-	-	10,061	10,061
Balance at March 31, 2023	-	$-	20,011,602	$200,116	$58,965,981	$(26,636,081)	$(191,592)	$32,338,424

Balance at December 31, 2021	-	$-	9,625,133	$96,251	$20,203,972	$(10,108,916)	$5,800	$10,197,107
Share-based compensation	-	-	-	-	43,443	-	-	43,443
Net loss	-	-	-	-	-	(2,099,895)	-	(2,099,895)
Translation Adjustment	-	-	-	-	-	-	(58,059)	(58,059)
Balance at March 31, 2022	-	$-	9,625,133	$96,251	$20,247,415	$(12,208,811)	$(52,259)	$8,082,596

See accompanying notes to condensed consolidated financial statements.

Ainos, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,520,475)	$(2,099,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,204,609	1,168,773
Loss on inventory write - downs	42,826	-
Share-based compensation expense	220,832	43,443
Changes in operating assets and liabilities:
Accounts receivable	90,263	-
Inventory	(19,948)	(337,805)
Other current assets	(107,531)	(297,707)
Accrued expenses and others current liabilities	(338,003)	133,302
Net cash used in operating activities	(1,427,427)	(1,389,889)
Cash flows from investing activities:
Payment to acquisition of property and equipment	(72,184)	(135,899)
Increase in refundable deposits and others	(299)	-
Net cash used in investing activities	(72,483)	(135,899)
Cash flows from financing activities:
Payments of lease liabilities	(4,802)	(5,116)
Proceeds from convertible notes payable -non-current	1,000,000	850,000
Proceeds from notes payable	-	800,000
Repayments of notes payable	(200,000)	-
Net cash provided by financing activities	795,198	1,644,884
Effect from foreign currency exchange	(2,518)	754
Net (decrease) increase in cash and cash equivalents	(707,230)	119,850
Cash and cash equivalents at beginning of period	1,853,362	1,751,499
Cash and cash equivalents at end of period	$1,146,132	$1,871,349

Supplemental disclosures of noncash financing and investing activities:
Issuance of convertible notes for payables - related party	$-	$26,000,000
Receivable of convertible notes issued	$1,500,000	$50,000
Net change in equipment payable	$-	$202,002

See accompanying notes to condensed consolidated financial statements.

Ainos, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Ainos Inc. (the “Company”, “we” or “us”), is engaged in developing medical technologies for point-of-care (“POCT”) testing and safe and novel medical treatment for a broad range of disease indications. Since our inception in 1984, we have concentrated our resources on business planning, raising capital, research and clinical development activities for our programs, securing related intellectual property and commercialization of proprietary therapeutics using low-dose non-injectable interferon (“IFN”). In addition to our core IFN technology, we are committed to developing a diversified healthcare business portfolio to include medical devices and consumer healthcare products.

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

In connection with the Offering, the Company’s board of directors on April 29, 2022 and our shareholders on May 16, 2022 approved a 1-for-15 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock and each series of its redeemable convertible notes to be consummated prior to the effectiveness of the Offering.  The par value and authorized shares of the Company’s common stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, RSUs, warrants and options to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

The Company filed an amended Restated Certificate of Formation with the Secretary of State of Texas on August 8, 2022 that effectuated the Reverse Stock Split.

Basis of Presentation

The accompanying consolidated financial statements, which should be read in conjunction with the audited financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on April 3, 2023, have been prepared in accordance with the Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by for audited financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023.

Financial Condition

These accompanying unaudited financial statements have been prepared in accordance with GAAP, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At March 31, 2023 and December 31, 2022, we had available cash and cash equivalents of $1,146,132 and $1,853,362, respectively. We anticipate business revenues and potential financial support from outside sources to fund our operations over the next twelve months. The Company has generated revenues from sales of COVID-19 antigen test kits since the second quarter of 2021. However, due to uncertainties surrounding the progression of COVID-19 infection, there can be no assurance that we can continue grow the COVID-19 test business. Our ability to generate product revenue sufficient to achieve profitability will depend on further successful development and commercialization of one or more of our current or future product candidates and programs. We anticipate our POCT and VELDONA candidates to potentially generate organic cash flows to support our business operation. If we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution, and legal and regulatory compliance. We may also incur additional expenses associated with increased headcount and product development. Furthermore, we expect to incur more general and administrative expenses associated with operating as a public company, including significant legal, accounting, investor relations and other expenses.

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

If the company is unable to generate cash inflow from operating activities in the near future, and cannot complete fundraising with sufficient amount and acceptable terms, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern, but the accompanying unaudited financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities.

2. Inventory

Inventories as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Raw materials	$403,358	$393,253
Work in process	84,060	111,119
Finished goods	84,972	90,850
Total	$572,390	$595,222

Inventory write-downs to estimated net realizable values were $42,780 and $ 0 for the three months ended March 31, 2023 and 2022, respectively.

3. Stockholders’ Equity

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

The Company filed an amended Restated Certificate of Formation with the Secretary of State of Texas on August 8, 2022, that effectuated the Reverse Stock Split.

Preferred Stock

We have 10,000,000 shares of preferred stock authorized for issuance. No shares of preferred stock were outstanding as of March 31, 2023 and none are outstanding as of the date of the Balance Sheet in this report.

Common Stock

The Company has reserved authorized shares of common stock for future issuance as of March 31, 2023, and December 31, 2022 as follows:

	March 31, 2023	December 31, 2022
Conversion of convertible notes	814,337	145,355
Unvested RSUs	732,668	800,000
Vested RSU	29,332	-
Stock options	36,666	36,666
Warrants	966,174	966,174
	2,579,177	1,948,195

Warrants

A summary of the status of the Company’s warrants for the three months ended March 31, 2023 and 2022 are presented in the following table:

	March 31,
	2023		2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding at beginning of year	966,174	$4.26	30,174	$3.98
Issued	-	-	-	-
Warrants outstanding at the end of quarter	966,174	4.26	30,174	$3.98
Exercisable at the end of quarter	966,174	4.26	30,174	$3.98

4. Share-Based Compensation

2018 Employee Stock Option Plan (the “2018-ESOP”).

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

Effective as of October 6, 2021, with the adoption by the Board of the 2021 SIP, no further awards may be granted under the 2018-NQSOP. As of March 31, 2023, options to acquire 36,666 shares of common stock remained outstanding.

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

2021 Stock Incentive Plan

On September 28, 2021, the Board and on May 16, 2022 our shareholders, respectively, approved the 2021 Stock Incentive Plan (the “2021 SIP” or “Plan”). The purpose of the 2021 SIP is to provide a means through which the Company, and the other members of the Company Group, defined by Section 2(n) of the Plan as the Company and its subsidiaries, and any other affiliate of the Company designated as a member of the Company Group by the Committee, may attract and retain key personnel, and to provide a means whereby directors, officers, employees, consultants and advisors of the Company and the other members of the Company Group can acquire and maintain an equity interest in the Company, or be paid incentive compensation measured by reference to the value of common stock, thereby strengthening their commitment to the interests of the Company Group and aligning their interests with those of the Company’s stockholders. The types of awards that may be granted from the Plan include individually or collectively, any Incentive Stock Option, Nonqualified Stock Option, Stock Appreciation Right, Restricted Stock, Restricted Stock Unit, Dividend Equivalent Rights and Other Equity-Based Award granted under the Plan. The Plan became effective on June 21, 2022. The expiration date of the Plan, on and after which date no awards may be granted, is October 6, 2031 (the tenth anniversary of the date of Board approval of the Plan), provided, however, that such expiration will not affect awards then outstanding, and the terms and conditions of the Plan will continue to apply to such Awards. The aggregate number of shares which may be issued pursuant to awards under the Plan is 1,333,333 shares of Common Stock (the “Plan Share Reserve”), subject to adjustments as provided in the Plan. The number of shares underlying any award granted under 2018 ESOP or 2018 NQSOP (the “Prior Plans”) that expires, terminates or is canceled or forfeited for any reason whatsoever under the terms of the Prior Plans, will increase the Plan Share Reserve. Each Award granted under the Plan will reduce the Plan Share Reserve by the number of shares underlying the award. No more than 666,666 shares may be issued in the aggregate pursuant to the exercise of incentive stock options granted under the Plan. The maximum number of shares subject to awards granted during a single fiscal year to any non-employee director, taken together with any cash fees paid to such director during the fiscal year, will not exceed $600,000 in total value (calculating the value of any such awards based on their grant date fair value for financial reporting purposes).

During the first quarter of 2023, the Company did not issue any award under the 2021 SIP.

Restricted Stock Units

RSUs entitle the recipient to be paid out an equal number of common stock shares upon vesting. The fair value of RSUs is based on market price of the underlying stock on the date of grant. A summary of the Company’s RSU activity and related information for the three months ended March 31, 2023, is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value Per RSU
Unvested balance at December 31, 2022	800,000		$2.42
RSUs granted	-	$	N/A
RSUs vested	(29,332)		$11.1
RSUs canceled	(38,000)		$1.43
Unvested balance at March 31, 2023	732,668		$2.12

Stock Options

A summary of option activity for the three months ended March 31, 2023 is presented below:

Date	Number of Options [1]Qualified	Number of Options [2] Nonqualified	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2021	3,333	33,333	$5.70	9.54 yrs	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Expired or Forfeited	-	-	-	-	-
Balance at December 31, 2022	3,333	33,333	$5.70	8.55 yrs	-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Expired or Forfeited	-	-	-	-	-
Balance at March 31, 2023	3,333	33,333	$5.70	8.32 yrs	-
Exercisable at March 31, 2023	2,666	11,111	$5.70	8.32 yrs	-

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

 2  The Company used the Black-Scholes option pricing model to value the option awards with the following assumptions applied: (1) Volatility – 238%; (2) Term – 3 years was chosen although the full option term is 5 years to be more commensurate with the 3-year vesting portion of the plan; (3) Discount – 0.81%.

Warrants

On November 25, 2020, the Company issued a warrant to i2China Management Group, LLC, a related party of the Company since August 1, 2021.  The warrant entitles the holder to purchase 30,174 shares at $3.98 and expires on November 24, 2025.

Share-Based Compensation

Shared-based compensation for the three months ended March 31, 2023 and 2022 were $220,832 and $43,443, respectively.

As of March 31, 2023, the total unrecognized compensation cost related to outstanding RSUs, stock options and warrant was $1,672,370, which the Company expects to recognize over a weighted-average period of 1.69 years.

5. Current Convertible Notes Payable and Other Notes Payable

As of March 31, 2023, and December 31, 2022, the amount of Current convertible and other notes payable totaled $1,060,526 and $1,260,526, respectively. The details of the convertible notes payable and other notes payable are shown in the table below:

Payee	No.	Effective Date	Due Date	From Effective	Following Maturity	Conversion Rate	Issuing Purpose	As of 12/31/2022	Addition	Payment	As of 3/31/2023	Accrued Interest
Current Convertible Notes Payable:
Stephen Chen	#1.16	1/30/2016	Payable on demand	0.75%	N/A	$ 2.52	working capital	114,026	-	-	114,026	6,905
Stephen Chen	#2.16	3/18/2016	Payable on demand	0.65%	N/A	$ 2.81	working capital	262,500	-	-	262,500	12,004
Total convertible notes payable- related parties								376,526	-	-	376,526	18,909
Non-Convertible Notes Payable:
Ainos KY	#26.22 (2)	3/4/2022	3/31/2023	1.85%	N/A	N/A	working capital	800,000	-	(200,000)	600,000	11,952
			Non-convertible notes payable-related party					800,000	-	(200,000)	600,000	11,952
i2 China	#8b.20	1/1/2020	1/1/2021	1.85%	N/A	N/A	consulting fee	84,000	-	-	84,000	5,109
			Non-Convertible Notes payable- non-related party					84,000	-	-	84,000	5,109
			Total non-convertible notes payable					884,000	-	(200,000)	684,000	17,061
		Total convertible and non-convertible						1,260,526	-	(200,000)	1,060,526	35,970

All of the aforementioned convertible promissory notes and other notes payable are unsecured and due on demand upon maturity. The Company may prepay the notes in whole or in part at any time. The holder of convertible notes has the option to convert some or all of the unpaid principal and accrued interest to our common voting stock.

The total interest expense of convertible notes payable and other notes payable for the three months ended March 31, 2023, and 2022 were $3,810 and $15,883, respectively; the cumulative related accrued interest as of March 31, 2023 and December 31, 2022 were $35,970 and $35,282, respectively.

6. Non-Current Convertible Notes Payable.

As of March 31, 2023 and December 31, 2022, the amounts of non-current convertible notes payable were $2,500,000 and $0, respectively.

APA Convertible Note

On January 30, 2022, we issued to Ainos KY a Convertible Promissory Note in the principal amount of $26,000,000 (the “APA Convertible Note”) for the Asset Purchase Transaction as more particularly described below in Note 7. The principal sum of the APA Convertible Note is payable in cash on January 30, 2027, although prepayment was permitted in whole or in part without penalty. The APA Convertible Note was noninterest bearing.

March 2027 Convertible Notes

The Company issued Convertible Notes pursuant to certain Convertible Note Purchase Agreements under Regulation S. The transactions are more particularly described below:

•	$50,000 Convertible Note issued on March 31, 2022, to Yun-Han Liao. The purchaser is the daughter of Wu Hui-Lan, the Company’s Chief Financial Officer.

•	$850,000 aggregate Convertible Notes issued on March 28, 2022, to Chih-Cheng Tsai, Ming-Hsien Lee, Yu-Yuan Hsu, and Top Calibre Corporation, a British Virgin Islands company.

•	$500,000 Convertible Note issued on April 11, 2022, to ASE Test Inc., a minority owner of Ainos KY.

•	The above Convertible Notes totaling $1,400,000 are collectively referred to as the “March 2027 Convertible Notes”.

The Principal Amounts of the March 2027 Convertible Notes were payable in cash on March 30, 2027, although the Company was permitted to prepay the Convertible Notes in whole or in part without penalty. The March 2027 Convertible Notes were non-interest bearing.

The non-current convertible notes payable as of August 9, 2022, in the aggregate total amount of $27,400,000 were all converted to 8,058,818 shares of common stock on that day.

March 2025 Convertible Notes

On March 13, 2023, we entered into two convertible note purchase agreements made pursuant to Regulation S of the Securities Act of 1933 relating to the sale of convertible notes, under which the Company issued and sold two convertible promissory notes (the “March 2025 Convertible Notes” or “Notes”) in the total principal amount of US$3 million to the following investors:

Convertible Note Sale to ASE Test, Inc.

Pursuant to a Convertible Note Purchase Agreement dated as of March 13, 2023, ASE Test, Inc. (a shareholder of the Company’s controlling shareholder, Ainos, Inc., a Cayman Islands corporation) committed to pay a total aggregate amount of $2,000,000 U.S.D. (the “Principal Amount”) to the Company in exchange for one or more Convertible Promissory Note(s) issued by the Company in the total aggregate Principal Amount (the “ASE Note”). The Purchaser’s obligation to pay the total aggregate Principal Amount in three (3) tranches in the amounts of One Million Dollars (USD $1,000,000) (the “First Tranche”), Five Hundred Thousand Dollars (USD $500,000) (the “Second Tranche”), and Five Hundred Thousand Dollars (USD $500,000) (the “Third Tranche”) is conditioned, among other things, on the Company achieving certain business benchmarks. ASE Test, Inc. purchased Notes for an aggregated principal amount of $1.5 million in the first quarter of 2023 disclosed in other receivable and its obligation to pay $500,000 remains outstanding and contingent on the Company achieving certain business benchmarks.

Convertible Note Sale to Li-Kuo Lee

Pursuant to the Convertible Note Purchase Agreement dated as of March 13, 2023, Li-Kuo Lee committed to pay $1,000,000 U.S.D. (the “Principal Amount”) to the Company in exchange for a Convertible Promissory Note issued by the Company (the “Lee Note”).  Li-Kuo Lee. purchased Notes for an aggregated principal amount of $1 million in the first quarter of 2023. The total interest expense for the three months ended March 31, 2023 was $3,123; the related accrued interest as of March 31, 2023 was $3,123.

The above-referenced Notes will mature in two years from the issuance dates, bearing interest at the rate of 6% compounded interest per annum. At any time after the issuance and before the maturity date, the Notes are convertible into the common shares of the Company. The conversion price is US$1.50 per common share, subject to adjustment as set forth in the Notes. Unless previously converted, the Company shall repay the outstanding principal amount plus all accrued and unpaid interest on the maturity date. The Note shall be an unsecured general obligation of the Company.

7. Related Party Transactions.

The following is a summary of related party transactions that met our disclosure threshold:

Asset Purchase Agreement

Ainos KY and the Company entered into an Asset Purchase Agreement dated as of November 18, 2021 (the “Asset Purchase Agreement”), as modified by an Amended and Restated Asset Purchase Agreement dated as of January 29, 2022 (the “Amended Asset Purchase Agreement”).

Pursuant to the Asset Purchase Agreement, we acquired certain intellectual property assets and certain manufacturing, testing, and office equipment for a total purchase price of $26,000,000 that included $24,886,023 for intangible intellectual property assets and $1,113,977 for equipment. As consideration we issued to Ainos KY a Convertible Promissory Note in the principal amount of $26,000,000 upon closing on January 30, 2022 (the “APA Convertible Note”). Ainos KY converted all of APA Convertible Note on or about August 8, 2022 upon the Company up-listing to the Nasdaq Capital Markets.

Working Capital Advances

Except for the payment of purchasing the intangible assets and equipment, all convertible and other notes payable were issued either as a result of financing or deferred compensation provided by shareholders.

In the first quarter of 2023 and 2022, Ainos KY provided working capital advances in the form of non-convertible note financing in the aggregate amount of $0 and $800,000, respectively. As of March 31, 2023, and December 31, 2022, the non-convertible notes payable to Ainos KY totaled $600,000 and $800,000, respectively.

 On March 13, 2023, ASE Test, Inc. (the “ASE”), an affiliate of the Company, provided the Company financing in the form of a convertible notes in the principal amount of $1,500,000. Pursuant to that certain Convertible Note Purchase Agreement dated as of March 13, 2023, ASE’s obligation to pay (and the Company’s obligation to issue a convertible note) additional $500,000 remains outstanding and contingent on the Company achieving certain business benchmarks.

As of March 31, 2023, and December 31, 2022, the convertible notes payable to Dr. Stephen T. Chen were both $376,526.

The above-referenced convertible and other notes payable are particularly described in Notes 5 and 6 to the unaudited condensed consolidated financial statements.

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

We incurred costs associated with finished goods, raw materials and manufacturing fees for Covid-19 antigen rapid test kits from TCNT pursuant to the Sales and Marketing Agreement, totaling $46,762 and $386,412 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the accounts payable to TCNT were $31,930 and $24,365, respectively.

COVID-19 Antigen Rapid Test Kits Sales

We sold Covid-19 antigen rapid test kits to ASE Technology Holding and Silicon Precision Industries Co., Ltd.,  an affiliate of the Company, totaling $0 and $81,100 for the three months ended March 31, 2023 and 2022, respectively. As of March 31,2023, and December 31, 2022, the accounts receivable to aforementioned related parties were $103,448 and $177,795, respectively.

Product Co-development Agreement

Pursuant to the five-year product co-development agreement effective on August 1, 2021 (the “Product Co-Development Agreement”) with TCNT, an affiliate of the Company, we incurred development expenses totaling $77,463 and $167,422 for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, the accrued payables were $27,186 and $70,113, respectively.

8. Commitments and Contingencies

On March 13, 2023, ASE Test, Inc. (the “ASE”), an affiliate of the Company, provided the Company financing in the form of a convertible notes in the principal amount of $1,500,000. Pursuant to that certain Convertible Note Purchase Agreement dated as of March 13, 2023, ASE’s obligation to pay (and the Company’s obligation to issue a convertible note) and additional $500,000 remains outstanding and contingent on the Company achieving certain business benchmarks.

9. Subsequent Events.

On March 13, 2023, ASE Test, Inc. (the “ASE”), an affiliate of the Company, provided the Company financing in the form of a convertible notes in the principal amount of $1,500,000. Pursuant to that certain Convertible Note Purchase Agreement dated as of March 13, 2023, ASE’s obligation to pay (and the Company’s obligation to issue a convertible note) additional $500,000 remains outstanding and contingent on the Company achieving certain business benchmarks.

On April 4, 2023, the Company filed a Schedule 14-C Definitive Information to effectuate an amendment to its 2021 Stock Incentive Plan, now restated as the Company 2023 Stock Incentive Plan (the “2023 SIP” or “Plan”) which includes, among other things, a change in the number of reserved shares under the Plan.  Under the 2023 SIP, subject to a change in capital structure or a change in control, the aggregate number of shares which may be issued or transferred pursuant to awards under the Incentive Plan will be equal to up to twenty percent (20%) of shares of outstanding common stock of the Company existing as of December 31st of the previous calendar year (the “Plan Share Reserve”). The effective date of the 2023 SIP is May 1, 2023.

On April 10, 2023, the Company issued a total of 29,332 shares of common stock to four (4) non-employee directors (each receiving 7,333 shares) pursuant to each of their Global Non-Employee Director Restricted Stock Unit Agreement dated July 28, 2022 and the Company’s 2021 Stock Incentive Plan.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The unaudited condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2022 Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1A. Risk Factors” in our 2022 Annual Report, “Part II. Item 1A. Risk Factors” in this Quarterly Report, and elsewhere in this Quarterly Report, that could cause actual results to differ materially from historical results or anticipated results.

When used in this Quarterly Report, all references to "Ainos," the "Company," "we," "our" and "us" refer Ainos, Inc.

Overview

Ainos Inc. (the “Company”, “we” or “us”), is engaged in developing medical technologies for point-of-care (“POCT”) testing and safe and novel medical treatment for a broad range of disease indications. Since our inception in 1984, we have concentrated our resources on business planning, raising capital, research and clinical development activities for our programs, securing related intellectual property and commercialization of proprietary therapeutics using low-dose non-injectable interferon (“IFN”). In addition to our core IFN technology, we are committed to developing a diversified healthcare business portfolio to include medical devices and consumer healthcare products.

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

•

Very Low-Dose Oral Interferon Alpha (“VELDONA”). VELDONA is a low-dose oral interferon alpha (“IFN-α”) formulation based on our nearly four decades of research on IFN-α’s broad treatment applications. Our pipeline candidates include oral treatment for COVID-19 for human, feline chronic gingivostomatitis (FCGS) and canine atopic dermatitis (CAD). We also intend to explore various business opportunities, including out-licensing, to advance other candidates including thrombocytopenia, Sjögren’s syndrome, aphthous stomatitis, chemotherapy-induced stomatitis, influenza, and the common cold.

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

In 2023, we are prioritizing the commercialization of our lead VOC POCT candidate, Ainos Flora, pursue out-licensing of our VELDONA candidates. We are also commercializing VELDONA as supplements for pets, initially in Taiwan. We recently assigned Topmed International Biotech Co. to exclusively market the pet supplement product in Taiwan.

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

As of March 31, 2023, we had available cash and cash equivalents of $1,146,132. We anticipate business revenues and further potential financial support from external sources to fund our operations over the next twelve months. We have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our available capital resources sooner than we expect. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information. To finance our continuing operations, we will need to raise additional capital, which cannot be assured.

Impact of COVID-19 on Our Business

Substantially all of our operating revenue comes from the sale of the Ainos COVID-19 antigen rapid test kits in Taiwan under emergency use authorization. We have marketed the COVID-19 test kit primarily in Taiwan.

We believe that during the COVID-19 pandemic, consumers have become increasingly familiar with at-home tests. Moving forward, people may seek additional at-home tests to manage other infections as quickly as possible. Home self-testing and self-collection have been increasingly available for other infections such as vaginal or sexually transmitted infections. We believe this new user behavior, supported by a variety of telehealth platforms, will become increasingly accommodative for our other POCT products as COVID-19 becomes an endemic.

Moving forward, we plan to prioritize our other long-term growth programs, including Ainos Flora and our VELONDA candidates. We intend to actively explore out-licensing opportunities for our VELDONA candidates to accelerate return of our investments. We also intend to commercialize VELDONA as a pet health supplement initially in Taiwan and later in other countries, if applicable.

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

Results of Operations for Quarter Ended March 31, 2023 (“Q1 2023”) and March 31, 2022 (“Q1 2022”):

Revenues and Cost.  The Company reported $49,164 and $87,200 in revenue in Q1 2023 and Q1 2022, respectively from product sales of Ainos COVID-19 Antigen Rapid Test Kits. The change in Q1 2023 revenues reflected a slowdown of COVID-19 infection in Taiwan.

The cost of sales relating to product sales in Q1 2023 was $100,848 compared to $41,078 in Q1 2022. The change was primarily attributable to the one-time inventory loss $42,826 resulting from overbuild inventory and unallocated manufacturing overhead of $22,602.

Gross (loss) profit from product sales in Q1 2023 was $(51,684) as compared to $46,122 in Q1 2022. The change in gross profit was driven by the shift in the Company’s revenue mix and increased cost mentioned above. Gross profit excluding inventory loss and unallocated overhead was $13,744 in Q1 2023.

Research and Development Expenses.  R&D expenses in Q1 2023 and Q1 2022 were $1,698,883 and $1,577,454, respectively. The $121,429 (8%) increase was largely due to increased expenses associated with depreciation expense, staffing expenditures (including share-based compensation), and professional expense. We expect that our R&D expenses will increase over time as we further product development of our product candidates.  In addition to increasing our in-house R&D staffing, we also contribute R&D funding under our co-development agreements with Taiwan Carbon Nano Technology (“TCNT”), our manufacturing collaborator and our affiliate company, for POCT products.

When excluding share-based compensation, depreciation and amortization expenses, R&D expenses increased to $503,899 in Q1 2023 from $441,241 in Q1 2022.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $762,465 and $551,730 in Q1 2023 and Q1 2022, respectively.  The $210,735 (38%) increase was largely due to increased expenses associated with share-based compensation.

When excluding share-based compensation, depreciation and amortization expenses, SG&A expenses increased to $555,995 in Q1 2023 compared to $531,505 in Q1 2022.

Operating Loss.  The Company’s operating loss was $2,513,032 and $2,083,062 in Q1 2023 and Q1 2022, respectively, reflecting a $429,970 (21%) increase in operating losses between the reporting periods. We incurred additional operating expenses as we continued to invest resources to execute our growth strategy and product roadmap.

Interest Expense.  In Q1 2023 interest expense was $9,273 compared to $16,687 in Q1 2022, due to accrued interest for convertible and other debt notes issued by the Company.

Net Loss.  Net loss attributable to common stock shareholders was $2,520,475 in Q1 2023 compared to $2,099,895 in Q1 2022, resulting in a $420,580 (20%) increase in net losses attributable to our shareholder of common stock. The net losses are attributable to increased R&D expenses in line with the Company’s product development plans.

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, the Company had available cash of $1,146,132 and $1,853,362, respectively.

The following table summarizes our cash flows for the first quarter of 2023:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	(1,427,427)	(1,389,889)
Net cash used in investing activities	(72,483)	(135,899)
Net cash provided by financing activities	795,198	1,644,884

Cash Flows Used in Operating Activities:

Cash used in operating activities increased by $37,538 in Q1 2023 compared to Q1 2022.  Our net loss for Q1 2023 increased by $420,580 primarily due to a change in sales of COVID-19 antigen test kits. However, net cash used in operating activities did not increase as much, mainly attributable to:

•	No cash out expenses including share-based compensation, depreciation and provision of inventory increased approximately by $256,000.
•	Working capital injected into account receivables, inventories and other current assets decreased by approximately $598,000.
•	Working capital injected into accrued expenses and other current liabilities decreased by approximately $471,000.

Cash Flows Used in Investing activities:

Cash used in investing activities in Q1 2023 was $72,483 compared to $135,899 in Q1 2022, respectively, due to lower levels of equipment purchases and facility building costs.

Cash Flows Used in Financing activities:

Cash received from financing activities was $795,198 and $1,644,884 in Q1 2023 and Q1 2022, respectively. The decrease of $849,686 primarily reflected the repayment of notes payable increased by $200,000 and the proceeds from convertible notes and notes payable decreased by $650,000.

As disclose in Footnote 9 Subsequent Events, we received $1.5 million in proceeds from a convertible note issued to ASE Test, Inc, an affiliate of the Company.

In 2023, we intend to invest in research and development and clinical trial spending to advance our VELDONA development efforts for disease indications such as thrombocytopenia and Sjögren’s syndrome. We also plan on investing in clinical trials and regulatory approval for our POCT devices, in collaboration with TCNT, and clinical trial expenses for our SRNA program.

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

Critical Accounting Policies and Significant Management Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.

We evaluate our estimates and judgments, including those related to revenues, inventory valuation, accrued expenses and stock-based compensation, on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis - Critical Accounting Policies and Significant Management Estimates” of our 2022 Annual Report, except for those accounting subjects discussed in the Notes, if any, to the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 3.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were effective at the reasonable assurance level and that the condensed financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors.

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Quarterly Report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report.

You should carefully consider the risk factors disclosed in our Form 10-K for the period ending December 31, 2022 (the “2022 Annual Report”), together with all other information in this Quarterly Report, including our unaudited condensed financial statements and notes thereto, and in our other filings with the Securities and Exchange Commission. If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

There are no material changes to the risk factors as previously disclosed in our 2022 Annual Report, incorporated herein by this referenced, which was filed with the Securities and Exchange Commission on April 3, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On March 13, 2023, we entered into two convertible note purchase agreements made pursuant to Regulation S of the Securities Act of 1933 relating to the sale of convertible notes, under which the Company issued and sold two convertible promissory notes (the “March 2025 Convertible Notes” or “Notes”) in a principal amount of US$3 million to certain investors. The Notes will mature in two years following the issuance, bearing interest at the rate of 6% compounded interest per annum. At any time after the issuance and before the maturity date, the Notes are convertible into the common shares of the Company. “” The conversion price is US$1.50 per Common Share, subject to adjustment as set forth in the Notes. Unless previously converted, the Company shall repay the outstanding principal amount plus all accrued and unpaid interest on the maturity date. The Note shall be an unsecured general obligation of the Company.

Issuer Purchase of Equity Securities

None.

Use of Proceeds of Registered Securities

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

There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on August 10, 2022.

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Mine Safety Disclosures.

Not applicable

ITEM 5. Other Information.

Not applicable

ITEM 6. Exhibits

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-Q	FILING DATE WITH SEC	FORM	EXH #	HYPERLINK TO FILINGS

3.1(a)	Restated Certificate of Formation of the Company, dated April 15, 2021		4/21/2021	8-K	3.1	Restated Certificate of Formation of the Company, dated April 15, 2021
3.1(b)	Certificate of Amendment to the Restated Certificate of Formation, dated August 8, 2022		8/12/2022	8-K	3.1	Certificate of Amendment, dated August 8 2022
3.2	Amended and Restated Bylaws of the Company, effective September 28, 2022		10/4/2022	8-K	3.2	Amended and Restated Bylaws, effective September 28, 2022
4.1(a)	Form Common Stock Certificate		4/3/2023	10-K	4.1	Form of Common Stock Certificate
4.1(b)	Form of Warrant		8/2/2022	S-1/A	4.1	Form of Warrant
4.1(c)	Form of Warrant Agency Agreement		8/2/2022	S-1/A	4.3	Form of Warrant Agency Agreement
22	Published report regarding matters submitted to vote of security holders		3/8/2023	14-C PRE		Schedule 14-C Preliminary Information Statement
24.1	Power of Attorney	x
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a- 14(a) / 15d – 14(a)	x
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a- 14(a) / 15d – 14(a)	x
32.1	Certification Of Principal Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	x
32.2	Certification Of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	x
99.1	Form 10-K for the year ended December 31, 2022		4/3/2023	10-K		Form 10-K, year ended December 31, 2022
100	XBRL – Related Documents	x
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.	x
101.SCH	XBRL Taxonomy Extension Schema Document	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase	x
101.LAB	XBRL Taxonomy Extension Label Linkbase	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	x
104.1	Cover Page Interactive Data File	x

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

AINOS, INC.
Date: May 12, 2023	By:	/s/ Chun-Hsien Tsai
Chun-Hsien Tsai, Chairman of the Board,
President, and Chief Executive Officer

Date: May 12, 2023	By:	/s/ Hui-Lan Wu
Hui-Lan Wu, Chief Financial Officer

