Form 10-Q
period 2023-09-30
Ainos, Inc.
filed 2023-11-09
CIK 1014763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

FORM 10-Q

_____________________________________________

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-20791

_____________________________________________

AINOS, INC.
(Exact name of registrant as specified in its charter)

_____________________________________________

Texas	75-1974352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8880 Rio San Diego Drive, Ste. 800, San Diego, CA 92108 (858) 869-2986
(Address and telephone number, including area code, of registrant's principal executive offices)

_____________________________________________

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

20,292,624 shares of common stock, par value $0.01 per share, outstanding as of November 9, 2023

AINOS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Ainos, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,370,963	$1,853,362
Accounts receivable (including amounts of related party of nil and $177,595 as of September 30, 2023 and December 31,2022, respectively)	162	201,546
Inventory, net	217,328	595,222
Other current assets	451,698	195,787
Total current assets	3,040,151	2,845,917
Intangible assets, net	29,422,937	32,806,738
Property and equipment, net	1,161,482	1,375,676
Other assets	235,215	80,683
Total assets	$33,859,785	$37,109,014

Liabilities and Stockholders' Equity
Current liabilities:
Contract liabilities	$111,717	$-
Convertible notes payable, related party	-	376,526
Other notes payable, related party	42,000	884,000
Accrued expenses and others current liabilities	665,768	1,212,386
Total current liabilities	819,485	2,472,912
Convertible notes payable - noncurrent (including amounts of related party of $2,000,000 and nil as of September 30, 2023 and December 31, 2022, respectively)	3,000,000	-
Senior secured convertible notes measured at fair value	2,000,000	-
Other notes payable, related party - noncurrent	270,000	-
Other long-term liabilities	89,333	8,096
Total liabilities	6,178,818	2,481,008
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued
Common stock, $0.01 par value; 300,000,000 shares authorized as of September 30, 2023 and December 31, 2022, 20,292,624 and 20,011,602 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	202,926	200,116
Additional paid-in capital	59,763,987	58,745,149
Accumulated deficit	(31,961,654)	(24,115,606)
Translation adjustment	(324,292)	(201,653)
Total stockholders’ equity	27,680,967	34,628,006
Total liabilities and stockholders’ equity	$33,859,785	$37,109,014

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenues (including amounts of related party of $21,224 and $1,506,225 for the three months ended September 30, 2023 and 2022, and $33,765 and $1,988,150 for the nine months ended September 30, 2023 and 2022, respectively)	$24,489	$1,757,774	$102,208	$2,481,602
Cost of revenues (including amounts of related party of $39,523 and $732,765 for the three months ended September 30, 2023 and 2022, and $86,158 and $1,603,169 for the nine months ended September 30, 2023 and 2022, respectively)	(87,873)	(1,176,032)	(244,538)	(1,536,074)
Gross (loss) profit	(63,384)	581,742	(142,330)	945,528
Operating expenses:
Research and development expenses (including amounts of related party of $135,606 and $115,912 for the three months ended September 30, 2023 and 2022, and $287,802 and $490,082 for the nine months ended September 30, 2023 and 2022, respectively)	1,710,265	1,834,786	5,080,335	5,047,096
Selling, general and administrative expenses	902,017	6,569,227	2,282,631	7,748,060
Total operating expenses	2,612,282	8,404,013	7,362,966	12,795,156
Loss from operations	(2,675,666)	(7,822,271)	(7,505,296)	(11,849,628)

Non-operating (expenses) income, net:
Interest expense	(44,267)	(9,821)	(93,852)	(45,304)
Other income, net	5,054	10,336	14,067	19,250
Issuance cost of convertible note measured at fair value	(260,967)	-	(260,967)	-
Total non-operating (expenses) income, net	(300,180)	515	(340,752)	(26,054)

Net loss before income taxes	(2,975,846)	(7,821,756)	(7,846,048)	(11,875,682)
Provision for income taxes	-	-	-	-
Net loss	$(2,975,846)	$(7,821,756)	$(7,846,048)	$(11,875,682)

Net loss per common share - basic and diluted	$(0.15)	$(0.51)	$(0.39)	$(1.03)

Weighted-average shares used in computing net loss per common share-basic and diluted	20,292,624	15,301,396	20,134,340	11,538,013

See accompanying notes to condensed financial statements.

4

Ainos, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Net loss	$(2,975,846)	$(7,821,756)	$(7,846,048)	$(11,875,682)
Other comprehensive loss:
Translation adjustment	(78,833)	(57,674)	(122,639)	(281,420)
Comprehensive loss	$(3,054,679)	$(7,879,430)	$(7,968,687)	$(12,157,102)

See accompanying notes to condensed financial statements.

Ainos, Inc.
Condensed Statements of Stockholders’ Equity
For the three months ended September 30, 2023 and 2022 (Unaudited)
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at June 30, 2023	-	$-	20,292,624	$202,926	$59,423,678	$(28,985,808)	$(245,459)	$30,395,337
Warrants issued in connection with secured convertible note payable	-	-	-	-	15,467	-	-	15,467
Share-based compensation	-	-	-	-	324,842	-	-	324,842
Net loss	-	-	-	-	-	(2,975,846)	-	(2,975,846)
Translation adjustment	-	-	-	-	-	-	(78,833)	(78,833)
Balance at September 30, 2023	-	$-	20,292,624	$202,926	$59,763,987	$(31,961,654)	$(324,292)	$27,680,967

Balance at June 30, 2022	-	$-	9,625,133	$96,251	$20,290,857	$(14,162,842)	$(217,946)	$6,006,320
Issuance of stock upon offering, net of issuance cost	-	-	780,000	7,800	1,772,404	-	-	1,780,204
Conversion of convertible notes payable to common stock	-	-	9,073,137	90,732	30,352,227	-	-	30,442,959
Share-based compensation	-	-	-	-	6,076,017	-	-	6,076,017
Net loss	-	-	-	-	-	(7,821,756)	-	(7,821,756)
Translation adjustment	-	-	-	-	-	-	(57,674)	(57,674)
Balance at September 30, 2022	-	$-	19,478,270	$194,783	$58,491,505	$(21,984,598)	$(275,620)	$36,426,070

See accompanying notes to condensed financial statements.

Ainos, Inc.
Condensed Statements of Stockholders’ Equity
For the nine months ended September 30, 2023 and 2022 (Unaudited)
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2022	-	$-	20,011,602	$200,116	$58,745,149	$(24,115,606)	$(201,653)	$34,628,006
Issuance of stock in exchange of vehicle	-	-	61,157	612	47,947	-	-	48,559
Conversion of convertible notes payable to common stock	-	-	93,333	933	273,856	-	-	274,789
Issuance of stock to settle vested RSUs	-	-	126,532	1,265	(1,265)	-	-	-
Warrants issued in connection with senior secured convertible note payable	-	-	-	-	15,467	-	-	15,467
Share-based compensation	-	-	-	-	682,833	-	-	682,833
Net loss	-	-	-	-	-	(7,846,048)	-	(7,846,048)
Translation adjustment	-	-	-	-	-	-	(122,639)	(122,639)
Balance at September 30, 2023	-	$-	20,292,624	$202,926	$59,763,987	$(31,961,654)	$(324,292)	$27,680,967

Balance at December 31, 2021	-	$-	9,625,133	$96,251	$20,203,972	$(10,108,916)	$5,800	$10,197,107
Issuance of stock upon offering, net of issuance cost	-	-	780,000	7,800	1,772,404	-	-	1,780,204
Conversion of convertible notes payable to common stock	-	-	9,073,137	90,732	30,352,227	-	-	30,442,959
Share-based compensation	-	-	-	-	6,162,902	-	-	6,162,902
Net loss	-	-	-	-	-	(11,875,682)	-	(11,875,682)
Translation adjustment	-	-	-	-	-	-	(281,420)	(281,420)
Balance at September 30, 2022	-	$-	19,478,270	$194,783	$58,491,505	$(21,984,598)	$(275,620)	$36,426,070

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,846,048)	$(11,875,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,653,746	3,608,080
Loss on inventory write-downs	120,931	-
Share-based compensation expense	682,833	6,162,902
Issuance cost of convertible note measured at fair value	260,967	-
Changes in operating assets and liabilities:
Accounts receivable	201,384	(400,198)
Inventory	6,812	(698,295)
Other current assets	(757)	313,792
Accrued expenses and other current and long-term liabilities	(499,102)	483,660
Operating lease liabilities	(14,237)	(14,896)
Contract liabilities	111,717	-
Net cash used in operating activities	(3,321,754)	(2,420,637)
Cash flows from investing activities:
Purchase of property and equipment	(107,867)	(669,792)
Increase in refundable deposits	(9,661)	4,713
Net cash used in investing activities	(117,528)	(665,079)
Cash flows from financing activities
Proceeds from convertible notes payable	1,000,000	550,000
Proceeds from convertible notes payable, related party	2,000,000	850,000
Proceeds from other notes payable, related party	-	800,000
Proceeds from senior secured convertible notes payable	2,000,000	-
Repayments of convertible notes payable, related party	(114,026)	-
Repayments of other notes payable, related party	(572,000)	(129,405)
Net proceeds from Uplisting in Nasdaq	-	1,780,204
Payments of issuance cost of convertible note measured at fair value	(290,000)	-
Net cash provided by financing activities	4,023,974	3,850,799
Effect from foreign currency exchange	(67,091)	(99,435)
Net increase in cash and cash equivalents	517,601	665,648
Cash and cash equivalents at beginning of period	1,853,362	1,751,499
Cash and cash equivalents at end of period	$2,370,963	$2,417,147

Supplemental cash flow information:
Cash paid for interest	$16,897	$1,872
Noncash financing and investing activities
Purchase of equipment and intangible assets by issuing convertible notes payable to a related party	-	$26,000,000
Conversion of convertible notes payable to common stock and accrued interest waived or converted by convertible note holders	$274,789	$30,442,959
Issuance of common stock in exchange of motor vehicle	$48,559	-
Payable for purchase of equipment	$107,867	$669,792

See accompanying notes to the condensed financial statements.

Ainos, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Description of Business

Organization and Business

Ainos, Inc. (the “Company”), incorporated in the State of Texas, is a diversified healthcare company focused on the development of novel point-of-care testing (the “POCT”), therapeutics based on very low-dose interferon alpha (the “VELDONA”), and synthetic RNA-driven preventative medicine. The Company’s products include VELDONA clinical-stage human therapeutics, VELDONA Pet cytoprotein supplements, and telehealth-friendly POCTs powered by its AI Nose technology platform.

The Company’s POCT platforms aim to provide connected, rapid and convenient testing of a broad range of health conditions. Building on its extensive research and development on VELDONA, the Company is focused on commercializing a suite of VELDONA-based products including VELDONA Pet cytoprotein supplements and human related VELDONA therapeutics.

In 2021 and 2022, the Company acquired intellectual property from controlling shareholder, Ainos Inc., a Cayman Islands corporation (“Ainos KY”), and continues to expand its product portfolio into POCTs.  Pivoting from the sales of COVID-19 POCT, the Company is commercializing POCTs that detect volatile organic compounds (the “VOC”) emitted by the body, powered by the Company’s AI Nose technology platform. The Company’s lead VOC POCT candidate, Ainos Flora, aims to quickly and easily test female vaginal health and certain common sexually transmitted infections (the “STIs”).

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

In the opinion of management, the accompanying condensed financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2023, or any other period.

There have been no material changes to the Company’s significant accounting policies as described in the audited financial statements as of December 31, 2022.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosures as of the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on various factors, including historical experience, and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Significant items subject to estimates and assumptions include useful lives of property and equipment, valuation of stock option, warrants and convertible notes measured at fair value, and impairment testing of intangible assets. Actual results may differ from these estimates.

Liquidity

As of September 30, 2023, the Company had cash and cash equivalents of $2,370,963. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements, and expected revenue primarily from the sale of VELDONA Pet cytoprotein supplements to support the Company’s clinical trial activities, largely in connection with Ainos Flora and human related VELDONA therapeutics. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

For the nine months ended September 30, 2023, the Company generated a net loss of $7,846,048. The Company expects to continue incurring development expenses for the next twelve months as the Company advances Ainos Flora and VELDONA therapeutics for humans through clinical development until regulatory approval is received and the sales and marketing of the products is authorized.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses in every year since inception and has an accumulated deficit as of September 30, 2023 of $31,961,654 and expects to incur additional losses and negative operating cash flows for at least the next twelve months. The Company’s ability to meet its obligations is dependent upon its ability to generate sufficient cash flows from operations and future financing transactions. Although management expects the Company will continue as a going concern, there is no assurance that management’s plans will be successful since the availability and amount of such funding is not certain. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Impairment of Intangible Assets

The Company reviews its definite-lived intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the carrying value of the asset or asset group. If impairment exists, the assets are written down to their estimated fair value. No impairment of definite-lived intangible and long-lived assets was recorded for the three and nine months ended September 30, 2023 and 2022.

Fair Value Option

ASC 825-10, Financial Instruments, provides a fair value option (the “FVO”) election that allows companies an irrevocable election to use fair value as the initial and subsequent accounting measurement attribute for certain financial assets and liabilities. ASC 825-10 permits entities to elect to measure eligible financial assets and liabilities at fair value on an ongoing basis. Unrealized gains and losses on items for which the FVO has been elected are reported in earnings, except for the effect of changes in own credit, which are recognized in other comprehensive income/loss. The decision to elect the FVO is determined on an instrument-by-instrument basis, must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to ASC 825-10 are required to be reported separately from those instruments measured using another accounting method.

The Company elected to account for the senior secured convertible notes issued to Lind Global Fund II LP (the “Lind Note”) using FVO, which allows for valuing the Lind Note at fair value in its entirety versus bifurcation of the embedded derivatives (see Note 5). The fair value of the Lind Note is determined using a binomial lattice valuation model, which is widely used for valuing convertible notes. The significant assumptions used in the model is volatility of the Company's common stock. If different assumptions are used, the fair value of the convertible notes and the change in estimated fair value could be materially different. A significant increase in the volatility of the market price of the Company’s common stock, in isolation, would result in a significantly higher fair value; and a significant decrease in volatility would result in a significantly lower fair value.

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

3. Cash and Cash Equivalents

As of September 30, 2023 and December 31, 2022, cash and cash equivalents consist of cash on hand and cash in bank which is potentially subject to concentration of credit risk. Such balance is maintained at financial institutions that management determines to be of high-credit quality. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation in the U.S.A or Central Deposit Insurance Corporation in Taiwan up to certain limits. At times, such deposits may be in excess of the insurance limit. The Company has not experienced any losses on its deposits.

4. Inventory

Inventory stated at cost, net of reserve, consisted of the following:

	September 30,	December 31,
	2023	2022
Raw materials	$83,096	$393,253
Work in process	35,110	111,119
Finished goods	99,122	90,850
Total	$217,328	$595,222

Inventory write-downs to estimated net realizable values were $63,457 and $120,931 for the three and nine months ended September 30, 2023, respectively, compared to nil for the three and nine months ended September 30, 2022.

The Company identified certain raw material that could be used for research and development of new POCT products and reclassified $255,000 of inventory to research and development material presented as part of the other current assets during the three months ended September 30, 2023.

As of September 30, 2023 and December 31, 2022, the inventory consisted of $133,707 and nil, related to the Company’s new product sales launch of VELDONA Pet cytoprotein supplements during the three months ended September 30, 2023.

5. Convertible Notes Payable and Other Notes Payable

As of September 30, 2023 and December 31, 2022, the respective notes payable were as follows:

	September 30, 2023	December 31, 2022
Convertible notes payable, related party – current (Chen Note)	$-	$376,526
Other notes payable, related party - current	42,000	884,000
Other notes payable, related party - noncurrent	270,000	-
March 2025 Convertible Notes, related party – noncurrent (ASE Note)	2,000,000	-
March 2025 Convertible Notes – noncurrent (Lee Note)	1,000,000	-
Senior secured convertible notes payable (Lind Note) - fair value	2,000,000	-
	$5,312,000	$1,260,526

The Company received funding in the form of convertible promissory note from Dr. Stephen T. Chen, the former Chief Executive Officer or Chen (the “Chen Note”), in 2016 for the purpose of supporting working capital. The Chen Note was payable on demand and was convertible into common stock of the Company at the conversion price of $2.52 or $2.81 per share. The Chen Note bore an interest rate of 0.75% or 0.65%. During the nine months ended September 30, 2023, $114,026 of the Chen Note was paid off in cash and the remaining $262,500 of the Chen Note was assigned by Chen to unrelated parties who exercised the conversion right and converted the Chen Note into 93,333 shares of common stock of the Company. The accrued interest expense related to the converted Chen Note was waived by Chen and the assigned parties.

The other notes payable were issued to Ainos KY, the controlling shareholder of the Company, in exchange for $800,000 in cash to support working capital of the Company in March 2022 (the “KY Note”). The Company paid off $530,000 of the KY Note during the nine months ended September 30, 2023. Another note payable was issued to i2China Management Group, LLC (“i2China”) in exchange for consulting services in 2020 (the “i2China Note”) which remains outstanding for the amount of $42,000 as of September 30, 2023. Both the KY Note and the i2China Note bear an interest rate of 1.85% per annum. On August 17, 2023, the Company entered into extension agreements with Ainos KY and i2China to extend the maturity of the KY Note and i2China Note to March 31, 2025 and September 1, 2024, respectively.

All of the aforementioned convertible promissory notes and other notes payable are unsecured and due upon maturity.  Holders of convertible notes have the option to convert some or the entire unpaid principal and accrued interest to common stock of the Company.

March 2025 Convertible Notes

On March 13, 2023, the Company entered into two convertible promissory note purchase agreements pursuant to Regulation S of the Securities Act of 1933, as amended, in the total principal amount of $3,000,000 with the following investors (the “March 2025 Convertible Notes” or “Notes”).

Convertible Note Issued to ASE Test, Inc. (the “ASE Note”)

Pursuant to the one of the aforementioned agreements, ASE Test, Inc., a shareholder of Ainos KY, committed to pay a total aggregate amount of $2,000,000 to the Company in exchange for convertible promissory note(s) in three tranches in the amounts of $1,000,000 (the “First Tranche”), $500,000 (the “Second Tranche”), and $500,000 (the “Third Tranche”) conditioned, among other things, on the Company achieving certain business milestones. As of September 30, 2023, the Company received $2,000,000 in cash upon achieving pre-defined business milestones, including the $500,000 of the Third Tranche on September 12, 2023.

Convertible Note Issued to Li-Kuo Lee (the “Lee Note”)

The Company issued a convertible note in the principal amount of $1,000,000 to an unrelated party, Li-Kuo Lee, in exchange of $1,000,000 in cash. As of September 30, 2023, the Company received the full amount of the payment.

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

The total interest expense of convertible notes payable, other notes payable and March 2025 Convertible Notes for the three and nine months ended September 30, 2023 were $41,227 and $86,151, respectively, compared with the three and nine months ended September 30, 2022 of $10,733 and $45,219, respectively. As of September 30, 2023 and December 31, 2022, the unpaid accrued interest expense was $92,248 and $35,282, respectively, among which $89,333 and nil was long-term liabilities, respectively.

Senior Secured Convertible Notes Payable

On September 25, 2023, the Company entered into a securities purchase agreement (the “SPA”) with Lind Global Fund II LP (the “Lind”). The SPA provides for loans in an aggregate principal amount of up to $10,000,000 under various tranches to fund clinical trials, commercial product launch and working capital of the Company. On September 28, 2023, the initial closing date, the Company issued and sold to Lind, in a private placement, (a) a senior secured convertible promissory note in the aggregate principal amount of $2,360,000 (the “Lind Note”) and (b) warrants to purchase 2,304,147 shares of common stock at an exercise price of $0.90 per share of common stock (the “Lind Warrant”) for a cash amount of $2,000,000. The Lind Note does not bear any interest and matures on March 28, 2025. The SPA further provides an additional $1,000,000 of funding to the Company after certain conditions are met including a resale Registration Statement is declared effective by the deadline. The aggregate principal amount will be increased to $3,540,000.

Following the earlier to occur of (i) 90 days from the date of the SPA or (ii) the date the resale Registration Statement is declared effective by the SEC, the Lind Note is convertible into shares of the Company’s common stock at the option of Lind at any time with the conversion price at lower of $1.50 per share, subject to adjustment, or 90% of stock price as defined in the SPA. Under certain conditions as defined in the SPA, the Company can prepay the note at 105% of the outstanding principal amount or Lind can put back the note at 105%, when there is a change of control, or 120%, when there is an event of default, of the outstanding principal amount, etc.

From an accounting perspective, the Lind Note is considered a debt host instrument embedded with issuer’s call and investor’s contingent puts, and is issued at substantial discount. The Company elects the fair value option (the “FVO”) to account for the Lind Note at fair value and mark to market each quarter.

The Company has granted to Lind a senior security interest in all of the Company’s right, title, and interest in, to and under all of the Company’s property, subject to certain exceptions as set forth in the SPA. The issuance cost related to the first tranche of $2,000,000 of the Lind Note, including a commitment fee charged by Lind, placement agent fee and warrants, and legal fees is $260,967, which is expensed off due to FVO election. $182,000 of the remaining insurance cost related to the future funding of $8,000,000 offered by the SPA is deferred as other assets on the balance sheet and will be expensed off upon each closing or when the Company does not expect to complete the remaining funding.

6. Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2023, the Company issued 281,022 shares of common stock as a result of delivering 126,532 shares to settle vested RSUs, 93,333 shares for the conversion of Chen Note (see Note 5), and 61,157 shares in exchange for a motor vehicle with a related party (see Note 11). As of September 30, 2023, there were 20,292,624 shares of common stock legally issued and outstanding.

As a result of the Lind private placement, the Company reserved up to 10,200,000 shares of common stock to be issued upon exercise of conversion of the Lind Note and warrants issued in connection with the private placement.

Warrants

As of September 30, 2023 and December 31, 2022, warrants issued and outstanding in connection with financing are summarized as below:

	September 30,	December 31,
(In number of shares)	2023	2022
Lind Warrant with exercise price of $0.90	2,304,147	-
Public warrant with exercise price of $4.25	897,000	897,000
Private warrant with exercise price of $4.675	39,000	39,000
Private warrant with exercise price of $1.65	53,333	-
Total	3,293,480	936,000

As discussed in Note 5, the Company issued the Lind Warrants on September 28, 2023 in connection with the private placement of the Lind Note. The Company further issued 53,333 shares of warrants with an exercise price of $1.65 per share to the placement agent as the agent fee. Each warrant has a contractual term of 5 years and can be exercised for the purchase of one share of common stock of the Company. The carrying amount of the Lind Warrant is nil after allocating proceeds to the Lind Note measured at fair value. The fair value of the placement agent warrant is estimated as $15,467 using the Black-Scholes Model.

As disclosed in Note 1, the Company issued public warrants together with common stocks in connection with its underwritten public offering effective August 8, 2022. The Company further issued private warrants to Maxim Group LLC, as representative of the underwriter pursuant to an underwriting agreement. Each warrant has a contractual term of 5 years, expiring on August 8, 2027, and can be exercised for the purchase of one share of common stock of the Company.

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (the “ASC480), and ASC 815, Derivatives and Hedging (the “ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the warrants issued in connection with the underwritten public offering and the private placement of Lind Note qualify for equity accounting treatment and are recorded as additional paid-in capital.

In addition, the warrant issued by the Company to i2China in 2020 in exchange for consulting services is accounted for under ASC 718, Compensation – Stock Compensation (see Note 8).

As of September 30, 2023, none of the warrants have been exercised nor have expired.

7. Revenue

Revenue is recognized upon shipment of products based upon contractually stated pricing at standard payment terms within 30 days. The revenue generated by product sales is recognized at point in time. For the three and nine months ended September 30, 2023 and 2022, the Company generated revenue solely from sales of COVID-19 Antigen Rapid Test Kits in the Taiwan market. There was no revenue recognized from performance obligation satisfied or partially satisfied in prior periods, nor were there any unsatisfied performance obligations related to the sales of COVID-19 Test Kits as of September 30, 2023 and December 31, 2022.

The Company started to manufacture and ship out VELDONA Pet cytoprotein supplements to on-line and off-line distribution channels during the three months ended September 30, 2023. $111,717 of contract liabilities was recorded for the cash received in advance from the distribution channels or unsatisfied performance obligation of the sales during the three months ended September 30, 2023.

8. Share-Based Compensation

2023 Stock Incentive Plan

The Company effectuated an amendment to its 2021 Stock Incentive Plan, now restated as the Company 2023 Stock Incentive Plan (the “2023 SIP” or “Plan”) which includes, among other things, a change in the number of reserved shares under the Plan.  Under the 2023 SIP, subject to a change in capital structure or a change in control, the aggregate number of shares which may be issued or transferred pursuant to awards under the Plan will be equal to up to twenty percent (20%) of shares of outstanding common stock of the Company existing as of December 31st of the previous calendar year (the “Plan Share Reserve”). Upon the effectiveness of the 2023 SIP on June 14, 2023, the aggregate number of shares which may be issued pursuant to awards under the Plan is 4,355,376 shares of common stock, including shares that remained available for grant under the 2021 Stock Incentive Plan. As of September 30, 2023, 4,351,000 shares have been granted under the 2023 SIP.

2021 Stock Incentive Plan

On September 28, 2021, the Company’s board of directors, and on May 16, 2022, its shareholders approved the 2021 Stock Incentive Plan (the “2021 SIP”). During the period from January 1, 2023 up to the date that the prior plan was superseded by the 2023 SIP, no shares were granted under the 2021 SIP.

2021 Employee Stock Purchase Plan

On September 28, 2021, the Company’s board of directors, and on May 16, 2022, its shareholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). As of September 30, 2023, no shares were issued under the 2021 ESPP.

Restricted Stock Units (“RSUs”)

RSUs entitle the recipient to be paid out an equal number of common stock shares upon vesting. The fair value of RSUs is based on market price of the underlying stock on the date of grant. A summary of the Company’s RSUs activity and related information for the three and nine months ended September 30, 2022 and for the three and nine months ended September 30, 2023 were as follows:

	2023		2022
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance at January 1	800,000	$2.42	-	$-
RSUs granted	-	$-	-	$-
RSUs vested	(29,332)	$11.10	-	$-
RSUs forfeited	(38,000)	$1.43	-	$-
Unvested balance at March 31	732,668	$2.12	-	$-
RSUs granted	-	$-	-	$-
RSUs vested	*(101,100)	$1.34	-	$-
RSUs forfeited	(34,850)	$1.27	-	$-
Unvested balance at June 30	596,718	$2.30	-	$-
RSUs granted	4,351,000	$0.69	621,332	$11.10
RSUs vested	-	$-	**(533,332)	$11.10
RSUs forfeited	(41,100)	$0.78	-	$-
Unvested balance at September 30	4,906,618	$0.89	88,000	$11.10

* 3,900 shares of vested RSUs have not been settled by issuance of common shares to grantees as of September 30, 2023.

** 533,332 shares of vested RSUs were settled by issuance of common shares in October 2022.

Stock Options and Warrants

During the three and nine months ended September 30, 2023 and 2022, no shares were granted, forfeited, expired or exercised. As of September 30, 2023, there were 36,666 shares in the form of stock options and 30,174 shares in the form of warrants outstanding, and 25,555 shares of the options and 30,174 shares of the warrants are vested and exercisable.

Share-Based Compensation Expense

Shared-based compensation expense for the three and nine months ended September 30, 2023 were $324,842 and $682,833, respectively, compared to the three and nine months ended September 30, 2022 amount of $6,076,017 and $6,162,902, respectively.

As of September 30, 2023, the total unrecognized compensation cost related to outstanding RSUs, stock options and warrants was $3,828,511, which the Company expects to recognize over a weighted-average period of 2.47 years.

9. Income Taxes

The Company did not record a federal, state, or foreign income tax provision or benefit for the three or nine months ended September 30, 2023 and 2022 due to the expected loss before income taxes to be incurred for the years ended December 31, 2023 and 2022, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets due to its historical deficit.

10. Net Loss per Common Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders, basic and diluted	$(2,975,846)	$(7,821,756)	$(7,846,048)	$(11,875,682)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	20,292,624	15,301,396	20,134,340	11,538,013
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.51)	$(0.39)	$(1.03)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Option and RSUs to purchase common stock	4,943,284	657,998	4,943,284	657,998
Warrants to purchase common stock	3,323,654	966,174	3,323,654	966,174
Convertible notes to purchase common stock	6,401,343	138,581	6,401,343	138,581
Total potential shares	14,668,281	1,762,753	14,668,281	1,762,753

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

Pursuant to the Asset Purchase Agreement, the Company acquired certain intellectual property assets and certain manufacturing, testing, and office equipment for a total purchase price of $26,000,000 that included $24,886,023 for intangible intellectual property assets and $1,113,977 for equipment. As consideration, the Company issued to Ainos KY a convertible promissory note in the principal amount of $26,000,000 upon closing on January 30, 2022 (the “APA Convertible Note”). Ainos KY converted all of the APA Convertible Note on or about August 8, 2022 upon the Company’s up-listing to the Nasdaq Capital Market.

Working Capital Advances

The proceeds of the Chen Note, KY Note and ASE Note (see Note 5) were used for working capital advances. The total interest expense incurred in related to the notes for the three and nine months ended September 30, 2023 were $26,103 and $52,944, respectively, compared to $10,733 and $45,219, respectively, for the three and nine months ended September 30, 2022. As of September 30, 2023 and December 31, 2022, unpaid accrued interest expenses were $59,041 and $35,282, respectively.

Purchase and Sales

Ainos COVID-19 Test Kits Sales and Marketing Agreement with Ainos KY

On June 14, 2021, the Company entered into an exclusive agreement with Ainos KY to serve as the master sales and marketing agent for the Ainos COVID-19 Antigen Rapid Test Kit and COVID-19 Nucleic Acid Test Kit which were developed and manufactured by Taiwan Carbon Nano Technology Corporation (the “TCNT”), a controlling shareholder of Ainos KY (the “Sales and Marketing Agreement”). On June 7, 2021, the Taiwan Food and Drug Administration (the “TFDA”) approved emergency use authorization (the “EUA”) to TCNT for the Ainos COVID-19 Antigen Rapid Test Kit sold and marketed under the “Ainos” brand in Taiwan. On June 21, 2022, the Company began marketing the Ainos SARS-CoV-2 Antigen Rapid Self-Test (together with Ainos COVID-19 Antigen Rapid Test Kit, the “COVID-19 Antigen Rapid Test Kits”) under a separate EUA issued by the TFDA to TCNT on June 13, 2022.

The Company incurred costs associated with manufacturing COVID-19 Antigen Rapid Test Kits by TCNT pursuant to the Sales and Marketing Agreement, totaling nil and $46,635 for the three and nine months ended September 30, 2023, respectively, compared with the amount for the three and nine months ended September 30, 2022 of $732,765 and $1,603,169, respectively.

Manufacturing Service Agreement with TNCT for the VELDONA Pet cytoprotein supplements

On August 28, 2023, the Company entered into a manufacturing service agreement with TCNT, together with another third-party vendor, to manufacture pet supplement products. The Company incurred costs totaling $39,523 for the three and nine months ended September 30, 2023.

As of September 30, 2023 and December 31, 2022, the accounts payable to TCNT were $3,479 and $24,365, respectively; and accounts receivable to collect prepayment for COVID-19 Antigen Rapid Test Kits were $62,120 and nil, respectively.

COVID-19 Antigen Rapid Test Kits Sales

The Company sold COVID-19 Antigen Rapid Test Kits to affiliates of ASE Test Inc., totaling $21,224 and $33,765 for the three and nine months ended September 30, 2023, respectively, compared with the three and nine months ended September 30, 2022 amount of $1,506,225 and $1,988,150, respectively. As of September 30, 2023, and December 31, 2022, the accounts receivable to aforementioned related parties were nil and $177,595, respectively.

Product Co-development Agreement

Pursuant to a five-year Product Co-development Agreement effective on August 1, 2021 (the “Product Co-Development Agreement”) with TCNT, the development expenses incurred were $135,606 and $287,802 for the three and nine months ended September 30, 2023, respectively, compared to $115,912 and $490,082 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, the accounts payable were $49,110 and $70,113, respectively. Under the Product Co-Development Agreement, the Company made deposits of $29,983 and $31,490 to TCNT as of September 30, 2023 and December 31, 2022, respectively.

Miscellaneous

On April 26, 2023, the Company issued a total of 61,157 shares of common stock to Ting-Chuan Lee, a director of the Company, pursuant to a purchase and sale agreement relating to the Company’s acquisition of a motor vehicle. The purchase price was determined by the market price of the motor vehicle in the amount of $48,559.

The Company engaged Ms. Chien-Hsuan Huang as a medical device development consultant in September 2022 for one year. Ms. Huang is the spouse of one of the members of the board of directors of the Company. The R&D expense was $12,377 and $51,721 for the three and nine months ended September 30, 2023, respectively.

12. Commitments and Contingencies

The Company operates in an industry characterized by extensive patent litigation. Competitors may claim that the Company’s products infringe upon their intellectual property. Resolution of patent litigation or other intellectual property claims is typically time consuming and costly and can result in significant damage awards and injunctions that could prevent the manufacture and sale of the affected products or require the Company to make significant royalty payments in order to continue selling the affected products. As of September 30, 2023, there were no such commitments or contingencies.

13. Subsequent Events

On October 11, 2023, the board of directors of the Company approved the submission of certain proposals to the Company’s shareholders for approval which include requests (a) to approve the special stock bonus of 3,000,000 common shares in total issued to directors, officers and consultants for achieving non-financial milestones or for onboarding bonus; (b) to approve an increase in number of authorized preferred stock from 10,000,000 shares to 50,000,000 shares; (c) to approve a reverse stock split of outstanding shares of common stock at an exchange ratio of not more than 5-1, which ratio will be determined by the chief executive officer in his discretion; and (d) to approve the private placement of convertible securities to Lind.  A majority of the Company’s shareholders approved such matters by means of written consent on October 11, 2023.  The (i) increase in the number of authorized shares of the Company’s preferred stock and (ii) the reverse stock split will only become effective upon the filing of an amendment to the Company’s Certificate of Formation with the Secretary of State of Texas.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unaudited condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Form 10-K for the period ended December 31, 2022 (the “2022 Annual Report”).   In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1A. Risk Factors” in our 2022 Annual Report, “Part II. Item 1A. Risk Factors” in this Quarterly Report, and elsewhere in this Quarterly Report, that could cause actual results to differ materially from historical results or anticipated results.

When used in this Quarterly Report, all references to “Ainos,” the “Company,” “we,” “our” and “us” refer Ainos, Inc.

Overview

Ainos, Inc. (the “Company”, “we” or “us”), incorporated in the State of Texas, is a diversified healthcare company focused on the development of novel point-of-care testing (POCT), therapeutics based on very low-dose interferon alpha (VELDONA), and synthetic RNA-driven preventative medicine. Our products and product candidates include VELDONA clinical-stage human therapeutics, VELDONA Pet cytoprotein supplements, and telehealth-friendly POCTs.

The Company’s POCT platforms are designed to provide rapid and convenient testing of a broad range of health conditions. Building on its extensive research and development on VELDONA, the Company is focused on commercializing a suite of VELDONA-based products including VELDONA Pet cytoprotein supplements and human related VELDONA therapeutics.

In 2021 and 2022, the Company acquired intellectual property from controlling shareholder, Ainos Inc., a Cayman Islands corporation (“Ainos KY”), and continues to expand its product portfolio into POCTs.  Pivoting from the sales of COVID-19 POCT, the Company is commercializing POCTs that detect volatile organic compounds (VOC) emitted by the body, powered by the Company’s AI Nose technology platform. The Company’s lead VOCT POCT candidate, Ainos Flora, aims to quickly and easily test female vaginal health and certain common sexually transmitted infections (STIs).

Our Portfolio of Products

Our portfolio of products or product candidates is currently comprised of the following:

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

•

Very Low-Dose Oral Interferon Alpha (“VELDONA”). VELDONA is a low-dose oral interferon alpha (“IFN-α”) formulation based on nearly four decades of the Company’s research on IFN-α’s broad treatment applications. Our pipeline candidates under development for human indications include thrombocytopenia, Sjögren’s syndrome, aphthous stomatitis, chemotherapy-induced stomatitis, common cold, oral warts for human immunodeficiency virus (HIV) seropositive patients, influenza, and oral treatment for COVID-19. The United States Food and Drug Administration (the “U.S. FDA”) have granted Orphan Drug Designation (“ODD”) for the Company’s VELDONA formulation as a potential treatment for oral warts in HIV-seropositive patients. We intend to explore various business opportunities, including out-licensing, to advance these indications.

VELDONA Pet. Leveraging our VELDONA technology, we have launched five VELDONA Pet cytoprotein health supplements for pet dogs and cats. Our VELDONA Pet product line is formulated to address a variety of health issues in dogs and cats, including skin, gum, emotion, discomfort caused by allergies, eye, and weight-related issues. We are currently marketing in Taiwan and plan to develop sales and marketing opportunities in other Asian regions and the U.S.A.

•	Synthetic RNA (“SRNA”). We are developing a SRNA technology platform in Taiwan with a long-term goal of developing next-generation precision treatments and rapid tests.

An integral part of our operating strategy is to create multiple revenue streams through commercializing our product portfolio and leveraging our intellectual property patents. Our recent launch of VELDONA Pet, a series of health supplements for pet dogs and cats based on VELDONA formulation, is our latest effort to execute the diversification strategy.

In the near-term, we are prioritizing sales and marketing of VELDONA Pet, commercializing our lead VOC POCT candidate, Ainos Flora, and pursuing out-licensing of our VELDONA human drug candidates. We are currently marketing VELDONA Pet in Taiwan and intend to explore commercial opportunities in other Asian regions and the U.S.A. We have contracted with Topmed International Biotech Co. to market VELDONA Pet in Taiwan in certain offline channels. Our customers have shared insights into the shopping habits of Taiwanese pet owners, and we have aligned our strategies accordingly. We have begun selling VELDONA Pet on certain Taiwanese e-commerce platforms. Offline, we are expanding opportunities in channels such as pet supply stores, chain drugstores and convenience stores. We have introduced new packaging for VELDONA Pet, making it more convenient for consumers to “grab and go” from their nearest stores. To meet anticipated demand, we plan to expand capacity with our contract manufacturers.

As of September 30, 2023, we had available cash and cash equivalents of $2,370,963. We anticipate business revenues and further potential financial support from external sources to fund our operations over the next twelve months. We have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” for additional information. To finance our continuing operations, we will need to raise additional capital, which cannot be assured.

Substantially all of our operating revenue has come from the sale of COVID-19 test kits in Taiwan under emergency use authorization. Going forward, we expect to generate sales revenue from VELDONA Pet, at least in the near-term.

We believe that post COVID-19, consumers have become increasingly familiar with at-home tests. Moving forward, people may seek additional at-home tests to manage other infections as quickly as possible. Home self-testing have become increasingly available for other infections such as vaginal infections or STIs. We believe this new user behavior, supported by a variety of telehealth platforms, will facilitate consumer adoption of our other POCT product candidates.

Results of Operations for Quarter Ended September 30, 2023 (“Q3 2023”) and September 30, 2022 (“Q3 2022”):

	Three months ended September 30,		Change
	2023	2022	Amount	%

Revenues	$24,489	$1,757,774	$(1,733,285)	(99%)
Cost of revenues	(87,873)	(1,176,032)	1,088,159	(93%)
Gross (loss) profit	(63,384)	581,742	(645,126)	(111%)
Operating expenses:
Research and development expenses	1,710,265	1,834,786	(124,521)	(7%)
Selling, general and administrative expenses	902,017	6,569,227	(5,667,210)	(86%)
Total operating expenses	2,612,282	8,404,013	(5,791,731)	(69%)
Loss from operations	(2,675,666)	(7,822,271)	5,146,605	(66%)

Non-operating (expenses) income, net:
Interest expense	(44,267)	(9,821)	(34,446)	351%
Other income, net	5,054	10,336	(5,282)	(51%)
Issuance cost of convertible note measured at fair value	(260,967)	-	(260,967)	-
Total non-operating (expenses) income, net	(300,180)	515	(300,695)	(584%)

Net loss before income taxes	(2,975,846)	(7,821,756)	4,845,910	(62%)
Provision for income taxes	-	-	-	-
Net loss	$(2,975,846)	$(7,821,756)	$4,845,910	(62%)

Revenues, Cost and Gross Profit (Loss)

The Company reported $24,489, and $1,757,774 in revenue in Q3 2023 and Q3 2022, respectively, from product sales of Ainos COVID-19 Antigen Rapid Test Kits in Taiwan. The decrease of revenue in Q3 2023 reflected a slowdown of COVID-19 infection in Taiwan which resulted in a decrease in selling price and sales volume.

The cost of revenue related to product sales in Q3 2023 was $87,873 compared to $1,176,032 in Q3 2022. The decrease in cost of revenue was due to a decrease in sales volume but offset by an increase in inventory loss.

Gross (loss) profit from product sales in Q3 2023 was $(63,384) as compared to $581,742 in Q3 2022. The gross loss was due to a decrease in sales volume and selling price as well as recognition of inventory loss in Q3 2023.

Research and Development (R&D) Expenses

R&D expenses in Q3 2023 and Q3 2022 were $1,710,265 and $1,834,786, respectively. The decrease of $124,521 (7%) was due to decreased expenses associated with clinical trial fees and professional expenses, which were offset by an increase in staffing expenditures (including share-based compensation).  We expect that our R&D expenses related to clinical trials will continue to grow as we further develop VOC POCT and VELDONA drug candidates and increase the pace of clinical trials previously delayed during the COVID-19 pandemic.

The share-based compensation expense and the depreciation and amortization expense in Q3 2023 and Q3 2022 were $1,263,665 and $1,206,419, respectively. When excluding these non-cash expenses, R&D expenses slightly decreased to $446,600 in Q3 2023 from $628,367 in Q3 2022 due to limitations on recruiting patients for clinical trials for VOC POCT and human related VELDONA drug candidates.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $902,017 and $6,569,227 in Q3 2023 and Q3 2022, respectively, reflecting a decrease of $5,667,210 (86%) due to a significant decrease in share-based compensation for which the Company granted fully vested RSUs to officers and the total amount of compensation expense was fully recognized in Q3 2022. RSUs granted to officers and employees of the Company require a service period of 3 years and therefore, the total amount of the compensation expense was amortized over the service period.

The share-based compensation expense and the depreciation and amortization expense in Q3 2023 and Q3 2022 were $269,934 and $6,079,389, respectively. When excluding these non-cash expenses, SG&A expenses slightly increased to $632,083 in Q3 2023 compared to $489,838 in Q3 2022.

Operating Loss

The Company’s operating loss was $2,675,666 and $7,822,271 in Q3 2023 and Q3 2022, respectively, reflecting a $5,146,605 (66%) decrease in operating loss between the reporting periods. We incurred a gross loss in product sales.  We continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Interest Expense and Issuance Cost of Convertible Note

In Q3 2023, interest expense was $44,267 compared to $9,821 in Q3 2022. The increase in interest expense was due to accrued interest for convertible notes issued in March 2023 bearing a higher interest rate compared to 2022.

On September 28, 2023, the Company closed the Lind Note transaction and incurred an issuance cost including investor and placement agent fees, as well as legal fees. $260,967 of the issuance cost was expensed for the first tranche of funding received and closed by the Company.

Net Loss

Net loss was $2,975,846 in Q3 2023 compared to $7,821,756 in Q3 2022, resulting in a $4,845,910 (62%) decrease in net loss attributable to our shareholders of common stock. The net loss was due to a gross loss in product sales post COVID-19 pandemic.

Results of Operations for the Nine Months Ended September 30, 2023 (“first nine months of 2023”) and September 30, 2022 (“first nine months of 2022”):

	Nine months ended September 30,		Change
	2023	2022	Amount	%

Revenues	$102,208	$2,481,602	$(2,379,394)	(96%)
Cost of revenues	(244,538)	(1,536,074)	1,291,536	(84%)
Gross (loss) profit	(142,330)	945,528	(1,087,858)	(115%)
Operating expenses:
Research and development expenses	5,080,335	5,047,096	33,239	1%
Selling, general and administrative expenses	2,282,631	7,748,060	(5,465,429)	(71%)
Total operating expenses	7,362,966	12,795,156	(5,432,190)	(42%)
Loss from operations	(7,505,296)	(11,849,628)	4,344,332	(37%)

Non-operating (expenses) income, net:
Interest expense	(93,852)	(45,304)	(48,548)	107%
Other income, net	14,067	19,250	(5,183)	(27%)
Issuance cost of convertible note measured at fair value	(260,967)	-	(260,967)	-
Total non-operating (expenses) income, net	(340,752)	(26,054)	(314,698)	1,208%

Net loss before income taxes	(7,846,048)	(11,875,682)	4,029,634	(34%)
Provision for income taxes	-	-	-	-
Net loss	$(7,846,048)	$(11,875,682)	$4,029,634	(34%)

Revenues, Cost and Gross Profit (Loss)

The Company reported $102,208 of revenues for the nine months ended September 30, 2023, as compared to $2,481,602 for the nine months ended September 30, 2022 from product sales of Ainos COVID-19 Antigen Rapid Test Kits in Taiwan. The decrease of revenue in first nine months of 2023 reflected a slowdown of COVID-19 infection in Taiwan resulting in a decrease in selling price and sales volume.

The cost of revenue relating to product sales for the nine months ended September 30, 2023 was $244,538 compared to $1,536,074 for the nine months ended September 30, 2022. The decrease of cost of revenue was due to a decrease in sales volume but offset by an increase of approximately $120,931 in inventory loss and approximately $23,143 in idle manufacturing capacity.

Gross (loss) profit from product sales for the nine months ended September 30, 2023 was $(142,330) as compared to $945,528 for the nine months ended September 30, 2022. The gross loss was due to a decrease in sales volume and selling price as well as recognition of inventory loss and idle capacity cost in first nine months of 2023.

Research and Development (R&D) Expenses

R&D expenses for the nine months ended September 30, 2023 and 2022 were $5,080,335 and $5,047,096, respectively. The slight increase $33,239 (1%) was due to increased expenses associated with the consumption of R&D material and staffing expenditures (including share-based compensation), but offset by a decrease in clinical trial fees. We expect that our R&D expenses related to clinical trials will continue to grow as we further develop VOC POCT and VELDONA drug candidates and increase the pace of clinical trials previously delayed during the COVID-19 pandemic.

The share-based compensation expense and the depreciation and amortization expense during the first nine months of 2023 and the first nine months of 2022 were $3,669,081 and $3,498,385, respectively. When excluding these non-cash expenses, R&D expenses slightly decreased to $1,411,254 during the first nine months of 2023 from $1,548,711 during the first nine months of 2022 due to a decrease in clinical trial fees due to delays caused by the COVID-19 pandemic.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $2,282,631 and $7,748,060 for the nine months ended September 30, 2023 and 2022, respectively. The $5,465,429 (71%) decrease was largely due to decreased expenses associated with share-based compensation as the Company granted RSUs that were immediately vested to officers in the third quarter of 2022 and fully recorded the total compensation expense in the same period.

When excluding share-based compensation, depreciation and amortization expenses, SG&A expenses slightly increased to $1,685,202 during the first nine months of 2023 compared to $1,523,223 during the first nine months of 2022 mainly due to increased expenditures to maintain the listing requirement as a public company after uplisting in August 2022.

Operating Loss

The Company’s operating loss was $7,505,296 and $11,849,628 during the first nine months of 2023 and the first nine months of 2022, respectively, reflecting a $4,344,332 (37%) decrease in operating losses between the reporting periods. We incurred a gross loss in product sales. We continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Interest Expense and Issuance Cost of Convertible Note

During the first nine months of 2023, interest expense was $93,852 compared to $45,304 during the first nine months of 2022. The increase in interest expense was due to accrued interest for convertible notes issued in March 2023 offset by a decrease of interest expense as a result of settlement of convertible notes during the first nine months of 2023.

On September 28, 2023, the Company closed the Lind Note transaction and incurred an issuance cost including investor and placement agent fees, as well as legal fees. $260,967 of the issuance cost was expensed for the first tranche of funding received and closed by the Company.

Net Loss

Net loss was $7,846,048 during the first nine months of 2023 compared to $11,875,682 during the first nine months of 2022, resulting in a $4,029,634 (34%) decrease in net loss attributable to our shareholders of common stock. The net loss was due to the gross loss in product sales post COVID-19 pandemic, concurrent with the launch of our VELDONA Pet supplements.

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, the Company had available cash of $2,370,963 and $1,853,362, respectively.

The following table summarizes our cash flow during the nine months period ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
Net cash used in operating activities	(3,321,754)	(2,420,637)
Net cash used in investing activities	(117,528)	(665,079)
Net cash provided by financing activities	4,023,974	3,850,799

Operating activities:

Cash used in operating activities increased by $901,117 during the first nine months of 2023 compared to the first nine months of 2022. Our net loss for the first nine months of 2023 decreased by $4,029,634 primarily due to a gross loss from COVID-19 antigen test kit sales as a result of slow-down of COVID-19 infection in Taiwan. The operating cash outflow as a result of changes in operating assets and liabilities was mainly attributable to:

•	No cash out expenses including share-based compensation, depreciation and amortization, and loss on inventory write-downs decreased approximately by $5,313,000;
•	Working capital injected into accounts receivable, inventories and other current assets increased by approximately $992,000; and
•	Working capital injected into accrued expenses, operating lease liabilities, contract liabilities and other current and long-term liabilities decreased by approximately $870,000.

Investing activities

Cash used for investing activities during the first nine months of 2023 was $117,528 compared to $665,079 during the first nine months of 2022 due to lower levels of R&D equipment and office facility acquisition as major investments had been made in 2022.

Financing activities

Cash received from financing activities were $4,023,974 and $3,850,799 during the first nine months of 2023 and the first nine months of 2022, respectively. The $173,175 increase was primarily reflected by the following:

•	Repayment of convertible notes and other notes payable increased $556,621;
•	Proceeds from convertible notes and other notes payable financing increased by $2,510,000; and
•	Proceeds from uplisting decreased by $1,780,204.

As disclosed in Note 5 (Convertible Notes Payable and Other Notes Payable) to our accompanying condensed financial statements we received $3 million in proceeds from the March 2025 convertible note financing and $2 million in proceeds from the Lind Note transaction in September 2023.  Meanwhile, we made partial cash payment of the KY Note and Chen Note during the first nine months of 2023.

In the near-term, we expect an increase in the pace of clinical trial spending to advance our VOC POCT and VELDONA drug candidates and expect to invest more in R&D activities. We also plan to allocate sales and marketing efforts for VELDONA Pet.

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

We evaluate our estimates and judgments, including those related to inventory valuation, useful lives of property and equipment, valuation of stock option, warrants and convertible note, and impairment testing of intangible assets, on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. As of the date of this report, we were not aware of any material legal proceedings involving the Company.

ITEM 1A. Risk Factors

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Quarterly Report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report.

You should carefully consider the risk factors disclosed in our 2022 Annual Report, together with all other information in this Quarterly Report, including our unaudited condensed financial statements and notes thereto, and in our other filings with the Securities and Exchange Commission. If any such risks, including the risk set out below, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Information on risk factors can be found in Part I, Item 1A (Risk Factors) of our 2022 Annual Report.  There have been no material changes from the risk factors previously disclosed in our 2022 Annual Report, other than the risk factor set forth below.

All of our assets, subject to certain exceptions, have been pledged as security for the Lind Note and if we default on our obligations, we may suffer adverse consequences, including foreclosure on our assets.

In connection with the Lind Note transaction we signed a security agreement whereby all of our assets, subject to certain exceptions, have been pledged as collateral to secure our obligations thereunder.  If we default on our obligations, Lind may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments or take other actions to raise funds to repay our outstanding obligations in order to avoid foreclosure and these could significantly impair our ability to effectively operate our business in the manner in which we intend to operate. As a result, we could be forced to curtail or cease clinical trials or commercialization of products.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Equity Securities

None in this quarter.

Issuer Purchase of Equity Securities

Not applicable.

Use of Proceeds of Registered Securities

Not applicable.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

EXHIBIT INDEX

			INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-Q	FILING DATE WITH SEC	FORM	EXH #	HYPERLINK TO FILINGS

3.1(a)	Restated Certificate of Formation of the Company, dated April 15, 2021		4/21/2021	8-K	3.1	Restated Certificate of Formation of the Company, dated April 15, 2021
3.1(b)	Certificate of Amendment to the Restated Certificate of Formation, dated August 8, 2022		8/12/2022	8-K	3.1	Certificate of Amendment, dated August 8 2022
3.2	Amended and Restated Bylaws of the Company, effective September 28, 2022		10/4/2022	8-K	3.2	Amended and Restated Bylaws, effective September 28, 2022
4.1(a)	Form Common Stock Certificate		4/3/2023	10-K	4.1	Form of Common Stock Certificate
4.1(b)	Form of Warrant		8/2/2022	S-1/A	4.1	Form of Warrant
4.1(c)	Form of Warrant Agency Agreement		8/2/2022	S-1/A	4.3	Form of Warrant Agency Agreement
4.1(d)	Form of Placement Agent Warrant with Maxim Partners LLC/Brookline		9/29/2023	8-K	4.1	Maxim Partners LLC/Brookline Placement Agent Warrant
4.1(e)	Convertible Note to Lind Global Fund II LP		9/29/2023	8-K	4.2	Lind Global Fund II Convertible Note
4.1(f)	Common Stock Purchase Warrant to Lind Global Fund II LP		9/29/2023	8-K	4.3	Lind Global Fund II LP Common Stock Purchase Warrant
10.1	Ainos NISD Inabata Codevelopment Agreement - August 9, 2023, Appendix 1 and 2 redacted	x	8/9/2023	8-K	10.1
10.2	Ainos KY Promissory Note Extension Agreement - August 17, 2023		8/22/2023	8-K	10.2	Ainos KY Agreement
10.3	Promissory Note Extension Agreement with I2 China - August 17, 2023		8/22/2023	8-K	99.1	Promissory Note Agreement i2China
10.4	Security Agreement with Lind Global Fund II LP		9/29/2023	8-K	10.1	Lind Global Fund II LP Financing
10.5	Securities Purchase Agreement with Lind Global Fund II LP		9/29/2023	8-K	10.2	Lind Global Fund II LP SPA
10.6	Placement Agent Agreement with Maxim Partners LLC		9/29/2023	8-K	10.3	Maxim Partners Placement Agency Agreement
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a- 14(a) / 15d – 14(a)	x
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a- 14(a) / 15d – 14(a)	x
32.1	Certification Of Principal Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	x
32.2	Certification Of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	x
100	XBRL – Related Documents	x
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.	x
101.SCH	XBRL Taxonomy Extension Schema Document	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase	x
101.LAB	XBRL Taxonomy Extension Label Linkbase	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	x
104.1	Cover Page Interactive Data File	x

The exhibits listed in the Exhibit Index are filed or incorporated by reference as part of this filing.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AINOS, INC.

Date: November 9, 2023	By:	/s/ Chun-Hsien Tsai
Chun-Hsien Tsai, Chairman of the Board, President, and Chief Executive Officer

Date: November 9, 2023	By:	/s/ Meng-Lin Sung
Meng-Lin Sung, Chief Financial Officer

