Form 10-K
period 2023-12-31
Ainos, Inc.
filed 2024-03-08
CIK 1014763

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2023

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________ Commission File Number 001-41461

AINOS, INC.
(Exact name of registrant as specified in its charter)

Texas	75-1974352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8880 Rio San Diego Drive, Ste.800, San Diego, CA	92108
(Address of principal executive offices)	Zip Code

Issuer’s telephone number, including area code:	(858) 869-2986

Securities registered under Section 12(b) of the Exchange Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AIMD	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
Common Stock Purchase Warrants	AIMDW	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities registered under Section 12(g) of the Exchange Act. None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

As of March 7, 2024, there were issued and outstanding 5,954,317 shares of the registrant’s common stock, par value $0.01, which is the only class of common or voting stock of the registrant. As of June 30, 2023, the aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing price of $ 0.6801(before reverse stock split) for the Registrant’s common stock on June 30, 2023, as reported on Nasdaq Capital Market, was approximately $5,219,651.2. Shares of common stock held by officers, directors and each shareholder owning 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

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

ITEM 1. BUSINESS.

Overview

Ainos, Inc. (the “Company”), incorporated in the State of Texas in 1984, is a diversified healthcare company focused on the development of novel point-of-care testing (the “POCT”), therapeutics based on very low-dose interferon alpha (the “VELDONA”), and synthetic RNA-driven preventative medicine. Our product pipeline includes commercial-stage VELDONA Pet cytoprotein supplements, clinical-stage VELDONA human therapeutics and telehealth-friendly POCTs powered by the AI Nose technology platform.

We have historically involved in the research and development of therapeutics based on VELDONA. Building on our research and development on VELDONA since inception, we are focused on commercializing a suite of VELDONA-based products including VELDONA Pet cytoprotein supplements and human related VELDONA therapeutics.

In 2021 and 2022, we acquired certain types of intellectual property from controlling shareholder, Ainos Inc., a Cayman Island corporation (“Ainos KY”), to expand product portfolio into POCTs aimed to provide connected, rapid, and convenient testing for a broad range of health conditions. Pivoting from the sales of COVID-19 POCT, we aim to commercialize POCTs that detect volatile organic compounds (the “VOC”) emitted by the body, powered by our AI Nose technology platform. Our lead VOC POCT candidate, Ainos Flora, aims to test female vaginal health and certain common sexually transmitted infections (the “STIs”) quickly and easily.

We believe the following attributes differentiate us from other diversified life science companies:

-             intuitive, telehealth-friendly point-of-care testing

-             AI-powered VOC testing platform

-             decades of proprietary low-dose oral interferon clinical research

-             capital-efficient business model

-             outsourced manufacturing

-             global distribution relationships

Our Technologies

VELDONA

Interferons are proteins made by host cells in response to the presence of pathogens. Interferons allow for communication between cells to trigger the protective defenses of the immune system. VELDONA formulation, delivered into the oral cavity as a lozenge in low doses, is designed to enhance autoimmunity to resist virus damages, potentially reducing side effects and risks caused by high-dose interferon and other small molecule drugs.

We believe VELDONA has shown to be safe and effective in the clinical studies for treatment of intended human and animal diseases.  Since our inception to date, 68 human clinical trials have been conducted with low-dose oral IFNα. 63 studies were Phase 2 trials, and 3 Phase 1 and 2 Phase 3 studies have also been conducted.

In 28 studies performed by Ainos, VELDONA was found to exhibit systemic effects in mice, cats, dogs, ferrets, chickens, rats, guinea pigs, horses, calves/cows, and particularly pigs. VELDONA aided in boosting feed conversion efficiency and fighting deadly viral infections in these species, including canine parvovirus, equine herpesvirus, feline coronavirus, and others. We believe the studies demonstrate VELDONA’s therapeutic or preventive effect via the oral mucosa and shows VELDONA modulates systemic and mucosal immunity without serious side effects.

We have researched VELDONA for a broad range of human disease indications. We intend to prioritize advancing the following candidates: oral warts for HIV-seropositive patients, Sjogren’s Syndrome, mid COVID-19 syndromes, common cold, influenza, aphthous stomatitis, and chemotherapy-induced stomatitis. The United States Food and Drug Administration (the “U.S. FDA”) have granted Orphan Drug Designation (“ODD”) for our VELDONA formulation as a potential treatment for oral warts in HIV-seropositive patients.

Leveraging our VELDONA technology, we have launched a series of health supplements for dogs and cats under the brand name “VELDONA Pet” in Taiwan since the second quarter of 2023 and we intend to explore international sales and marketing opportunities. Our VELDONA Pet product line is formulated to address a variety of health issues, including skin, gum, emotion, discomfort caused by allergies, eye, and weight-related issues. We also intend to conduct clinical studies in Taiwan for the treatment of feline chronic gingivostomatitis (FCGS).

Point-of-Care Tests (POCTs)

Our POCT technologies aim to provide a simple, effective and telehealth-friendly tests that can deliver results within minutes. Our POCT detection technologies consists of VOC sensing, lateral flow immunochromatographic assay and nucleic acid. Currently we prioritize developing products based on VOC sensing. We intend to evaluate our lateral flow and nucleic acid test technologies for potential applications for other disease indication.

VOC Sensing Powered by AI Nose

We believe the analysis of VOC is a powerful, non-invasive option for disease detection and health monitoring. Our VOC sensing technology aims to detect the target VOCs within few minutes. AI Nose, the key enabler of our VOC sensing, consists of three key technologies: 1) a “digital nose” detects the target VOCs; 2) a trained artificial intelligence (“AI”) algorithm analyzes the target VOCs; 3) a “Smell ID” stores the VOC’s digital profile in the cloud.

We believe VOC sensing powered by AI Nose is scalable into a broad range of industries for two reasons. First, digital nose sensors can be made small and at low cost through semiconductor manufacturing technology. Second, as we train our AI with more Smell IDs, our VOC sensing can continue to improve. While health testing is our near-term focus, we believe we can broaden VOC sensing powered by AI Nose to other applications including telehealth, automotive, industrial, and environmental safety.

Our Pipeline

An integral part of our operating strategy is to create multiple revenue streams through sales of commercially ready products, out-licensing or forming strategic relationships to develop and commercialize our products. As of December 31, 2023, we have commercialized the following products:

•

COVID-19 Antigen Rapid Test Kit. As the first commercialized products we sell, we have marketed COVID-19 antigen rapid test kits in Taiwan under emergency use authorization (“EUA”) issued by the Taiwan Federal and Drug Administration (“TFDA”) to TCNT, the product manufacturer. We are pivoting away from this business.

•

VELDONA Pet. VELDONA Pet is formulated to address a variety of health issues in dogs and cats, including skin, gum, emotion, discomfort caused by allergies, eye, and weight-related issues. We launched VELDONA Pet in Taiwan in the second quarter of 2023.

From time to time, we assess our development plan based on available resources and market dynamics. Our current pipeline of the products, which are under development, includes the following:

•

VELDONA human drugs. Our high-priority programs include oral warts for human immunodeficiency virus (HIV) seropositive patients, common cold, influenza, Sjögren’s syndrome and treatment for mild COVID-19 symptoms. Except for COVID-19, we have conducted Phase 2 studies for these programs.

•

VOC POCT – Ainos Flora. Ainos Flora, powered by AI Nose, is intended to perform a non-invasive test for female vaginal health and certain common STIs within a few minutes. A companion app is also being developed that enables users to conveniently manage test results. We believe Ainos Flora can provide connected, convenient, discreet, rapid testing in a point-of-care setting. We are conducting clinical study in Taiwan and exploring strategic opportunities to commercialize the product.

•

VOC platform – NISD co-development. We are co-developing a VOC sensing platform with Nisshinbo Micro Devices Inc. (“NISD”) and Taiwan Inabata Sangyo Co. (“Taiwan Inabata”). The platform under development is intended to be used in applications including telehealth, automotive, industrial, and environmental safety.

•

VOC POCT – Ainos Pen.  The device is intended to be a cloud-connected, multi-purpose, portable breath analyzer that is intended to monitor health conditions within minutes, powered by AI Nose. We expect consumers to be empowered to share test results with their physicians through in-person and telehealth medical consultations.

•

VOC POCT – CHS430. The CHS430 device, powered by AI Nose, is intended to provide non-invasive testing for ventilator-associated pneumonia within few minutes, as compared to current standard of care invasive culture tests that typically take more than two days to provide results.

•	Synthetic RNA (“SRNA”). We plan develop a SRNA technology platform in Taiwan with a long-term goal of developing next-generating precision treatments and rapid tests.

Our Business Model

We believe our business model is capital efficient based on the following:

Operation in Taiwan. We have constructed our operation to be capital efficient by choosing Taiwan as our R&D and operating center. We believe Taiwan has been a key center of the global technology supply chain and it is also home to high-caliber engineers, scientists and healthcare professionals. We believe maintaining operations in Taiwan, at least in the near-term, allows us to access high-caliber talent while staying cost effective, enabling us to develop high quality, affordable, consumer-friendly products.

Outsourced Manufacturing. We believe our outsourced manufacturing strategy potentially saves us the time and resources required to establish our own infrastructure. We outsource manufacturing of our POCT product candidates to Taiwan Carbon Nano Technology (“TCNT”). We outsource manufacturing of VELDONA drugs for human-use to Swiss Pharmaceutical Co., Ltd., a Taiwan-based company. We outsource manufacturing of VELDONA Pet supplements to a Taiwan-based third party and to TCNT.

Distribution Relationships. We work with distributors to sell products. We appointed Inabata & Co. Ltd. (“Inabata”), a Japanese corporation, as our non-exclusive worldwide distributor and preferred distributor for customers based in Japan. Inabata’s Taiwan subsidiary (Taiwan Inabata Sangyo Co.) coordinates business logistics and working capital for our designated programs. Topmed International Biotech Co., Ltd. ("Topmed"), a Taiwanese biotech company, is a distributor of our VELDDONA Pet supplements in Taiwan.

Intellectual Property

We own a portfolio of patents covering various aspects of our core technologies. As of December 31, 2023, we had fifty-four (54) patents issued and sixteen (16) pending patent applications. Forty-seven (47) of the issued patents relate to acquired VOC and POCT technologies, four (4) relate to interferon technologies and three (3) relate to our smart drug injection technology. Forty-seven (47) of the issued patents are foreign patents and seven (7) are U.S. patents. Two (2) issued patents are licensed patents. Of the issued patents, thirty-two (32) are invention patents, fourteen (14) are utility model patents and eight (8) are design patents.  Of our issued patents, five (5) shall expire between 2026 and 2029; twenty-two (22) between 2030 and 2034, twenty-seven (27) between 2035 and 2046.

We own a registered trademark for VELDONA as well as certain trademarks for our VELDONA Pet supplement in Taiwan. We also have several trademark applications for certain countries outside of Taiwan.

Employees

As of December 31, 2023, we had 46 full-time employees, of which 26 are in research and development. Majority of our employees are in Taiwan. None of our employees are represented by a labor union or are a party to a collective bargaining agreement. We plan to continue expand our manpower in research development, sales and marketing, and general operations to support our business programs. Please refer to Part 3 Item 10 and 11 for executive profile and compensation.

Additional Information

Under our former name, Amarillo Biosciences, Inc., we completed an initial public offering on the Nasdaq SmallCap Market in August 1996 and have traded on the U.S. over-the-counter market since October 1999. On October 31, 2013, we filed a voluntary petition for reorganization under Chapter 11 of the United States bankruptcy code. We emerged from bankruptcy on January 23, 2015. We established a Taiwan branch office in 2017. We renamed as Ainos, Inc in April 2021.

On August 9, 2022, our common stock and warrants began trading on the Nasdaq Capital Market under the trading symbols “AIMD” and “AIMDW,” respectively. We effectuated a 1-for-15 reverse stock split of our common stock on August 8, 2022, and a 1-for-5 reverse stock split on December 14, 2023.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at www.ainos.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

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

Additionally, the TFDA may grant emergency use authorizations (“EUA”) to allow commercial distribution of medical devices intended to address the public health emergency during public emergencies. The TFDA needs to assess the potential effectiveness of such medical device on a case-by-case basis using a risk-benefit analysis and will require the submission of pre-clinical studies and clinical trials. The TFDA also may revise or revoke an issued EUA if the circumstances justifying such granting no longer exist, the criteria for its granting of EUA are no longer met, or other circumstances make a revision or revocation appropriate to protect the public health or safety. The EUA granted by TFDA to TCNT for COVID-19 antigen test kits ended in March 2023.

Concerning the post-marketing regulatory requirements, a company engaging in medical devices business will be required to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the design and manufacturing process and report to TFDA when the device it markets has or may have caused or contributed to a death or serious injury. The TFDA also has broad discretion to take compliance and enforcement actions, such as requiring a safety surveillance report to be submitted regularly for review, ordering corrections, and conducting on-site inspection if it has any regulatory concerns. Failure to comply with applicable requirements under the Taiwan MDA may subject a device and/or manufacturers to a variety of administrative sanctions, such as the TFDA’s refusal to approve pending premarket applications, mandatory product recalls, import detentions, business suspension or license/listing cancellation, administrative fines, product seizures and destruction, civil monetary penalties and/or criminal prosecution and criminal penalties. Any company engaging in medical devices business may be additionally subject to ten times the criminal fines for each violation made by its authorized representative and/or employees.

Personal Data Protection Laws in Taiwan

Under the Taiwan Personal Data Protection Act (“PDPA”), each individual or governmental or non-governmental agencies, including our affiliate in Taiwan, should be subject to certain requirements and restrictions for collecting, processing or using personal data. The definition of “personal data” is extended to cover a broad scope, including name, birthday, ID, special features, fingerprints, marriage status, family, education, occupation, medical records, medical history, genetic information, sex life, health examination report, criminal records, contact information, financial status, social activities, and any other data which is sufficient to directly or indirectly identify a specific person. Due to the nature of the use of medical devices, our operation and the operation of our partners might collect, process, or use the data pertaining to a person’s medical records and healthcare, genetics (collectively, sensitive data), which is subject to stricter scrutiny. Generally, we can only obtain such sensitive data when the person consents in writing or electronically. Furthermore, in January 2022, the TFDA published the Regulations for the Security and the Maintenance of Personal Information Files in Wholesaling and Retailing Medical Devices authorized under the PDPA, which requires the medical devices wholesalers and retailers to adopt necessary data security/protection measures, and establish prevention and reporting mechanisms in relation to any data breach. The bill also empowers the TFDA to conduct regular inspections and audits. If we fail to comply with the PDPA, we may be subject to punishment for civil claims, criminal offenses and administrative liabilities; the defendant may be subject to an imprisonment; and the penalty for administrative liabilities, and may be imposed consecutively if such violation continues.

Regulation of Veterinary Drugs in Taiwan

Our veterinary product candidates are subject laws and regulations in Taiwan including, but not limited to, the Veterinary Drugs Control Act, Enforcement Rules under the Veterinary Control Act, Guidelines of Good Manufacture Practice for Veterinary Drug Manufacturers, and Taiwan Regulations for Pet Foods and Supplements. The laws and regulations govern, among other things, product design and development, pre-clinical and clinical testing, quality testing, manufacturing, packaging, labeling, storage, record keeping and reporting, clearance or approval, marketing, sales and distribution, promotion and advertising, import and export and post-marketing surveillance.

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

As of December 31, 2023, none of our test kits were approved under a PMA. However, we may in the future develop devices which will require the approval of a PMA.

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

As of December 31, 2023, we are not currently seeking a de novo classification for any device in development.

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

U.S. drug and biological product development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations and biologics under the FDCA, the Public Health Service Act (PHSA), and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations. Failure to comply with applicable U.S. requirements at any time during the product development process, approval process or following approval may subject us to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, license revocation, a clinical hold, untitled or warning letters, product recalls, market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties.

Our VELDONA product candidates for human use must be approved by the FDA through a BLA or new drug application (NDA), or supplemental BLA or supplemental NDA, process before they may be legally marketed in the United States.

Preclinical studies

Before any of our development candidates may be tested in humans, the development candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. Unless the FDA raises concerns, an IND automatically becomes effective 30 days after receipt by the FDA. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin.

Clinical trials

The clinical stage of development involves the administration of the investigational medicine to healthy volunteers or patients under the supervision of qualified investigators and in accordance with GCP requirements. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an Institutional Review Board (IRB) for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to clinical trial subjects and monitors the clinical trial until completed. Further, progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and more frequently in other situations, including the occurrence of serious adverse events. Information about certain clinical trials must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website.

Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the United States. Data from a foreign study not conducted under an IND may be submitted in support of a BLA if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data.

Clinical trials generally are conducted in three sequential phases, which may overlap:

•

Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients to assess the metabolism, pharmacologic action, side effect tolerability, and safety of the investigational medicine.

•

Phase 2 clinical trials generally involve disease-affected patients to evaluate proof of concept and/or determine the dosing regimen(s) for subsequent investigations. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.

•

Phase 3 clinical trials generally involve a large number of disease-affected patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the investigational medicine for its intended use, its safety in use and to establish the overall benefit/risk relationship of the investigational medicine, and provide an adequate basis for product labeling.

The FDA may also require post-approval Phase 4 non-registrational studies to explore scientific questions to further characterize safety and efficacy during commercial use of a drug.

The FDA or the clinical trial site may suspend or terminate a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a clinical trial may move forward at designated check points based on access to certain data from the clinical trial.

FDA review process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of a BLA or NDA, along with proposed labeling, chemistry, and manufacturing information to ensure product quality and other relevant data. A BLA is a request for approval to market a biologic for one or more specified indications and must contain proof of the biologic’s safety, purity, and potency. An NDA for a new drug must contain proof of the drug’s safety and efficacy. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of a BLA or NDA must be obtained before a biologic or drug may be marketed in the United States.

Before approving a BLA or NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the facilities comply with cGMP requirements and are adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee of expert advisors for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The committee makes a recommendation to the FDA that is not binding but is generally followed.

After the FDA evaluates a BLA or NDA, it will grant marketing approval, request additional information or issue a complete response letter (CRL) outlining the deficiencies in the submission. The CRL may require additional testing or information, including additional preclinical or clinical data, for the FDA to reconsider the BLA or NDA. Even if such additional information and data are submitted, the FDA may decide that the BLA or NDA still does not meet the standards for approval. If the FDA grants approval, it issues an approval letter that authorizes commercial marketing of the product with specific prescribing information for specific indications.

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in very limited circumstances, such as if the latter product is shown to be clinically superior to the orphan product.

Health Insurance Portability and Accountability Act

We may be subject to compliance with the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Healthcare Information Technology for Economic and Clinical Health Act of 2009, or HIPAA, among other things, established federal protection for the privacy and security of protected health information, or PHI. The HIPAA privacy regulations protect PHI by limiting its use and disclosure, giving patients the right to access certain information about them, and limiting most disclosures of PHI to the minimum amount necessary to accomplish an intended purpose. The HIPAA security standards require the adoption of administrative, physical, and technical safeguards and the adoption of written security policies and procedures.

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

ITEM 1A. RISK FACTORS.

Investors should carefully consider the following discussion of significant factors, events, and uncertainties that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows, liquidity, and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. In addition, the global economic climate amplifies many of these risks.

Risks related to our limited operating history, financial position, and need for additional capital

We have a history of operating losses that are expected to continue for the foreseeable future, and we are unable to predict the extent of future losses, or whether we will generate significant revenues or achieve or sustain profitability.

We are focused on product development and have generated $102,256 and $3,519,627 in revenues from COVID-19 antigen rapid test kit sales in 2023 and 2022, respectively. We expect to continue to incur operating losses until we are able to commercialize or license our other products. These operating losses have adversely affected and are likely to continue to adversely affect our working capital, total assets and stockholders’ equity. We have generated operating losses of $13,206,396 and $13,976,212 in the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, we had cumulative losses of $37,886,155 and $24,115,606, respectively. We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

We believe that our cash on hand, along with the anticipated net proceeds from products sales and additional financing, will enable us to fund our operations over the short and medium terms based on our current plan. We are dependent on obtaining, and are continuing to pursue, necessary funding from outside sources, including obtaining additional funding from the issuance of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. The successful commercialization of any of our products will require us to perform a variety of functions, including:

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

Our revenue for the fiscal year of 2023 was almost exclusively dependent on sales of the Ainos COVID-19 antigen rapid test kits and we ceased the sale of the Ainos COVID-19 antigen rapid test kits in early 2024. We anticipate that VELDONA Pet will serve as our primary source of our future revenue until we can develop, obtain regulatory clearance or other appropriate authorization for, and commercialize additional product candidates.

Our revenue for the fiscal year of 2023 was almost exclusively dependent on sales of the Ainos COVID-19 antigen rapid test kits and we ceased the sale of the Ainos COVID-19 antigen rapid test kits in early 2024. Until such time as we can commercialize additional products, the discontinuation of sales of the Ainos COVID-19 antigen rapid test kits may adversely affect our business, operating results, and financial condition.

Starting from the year 2024, we anticipate VELDONA Pet to serve as a key source of our future revenue until we can develop, obtain regulatory clearance, or secure other appropriate authorization for additional product candidates and commercialize them. The sales of VELDONA Pet will depend on several factors, including, but not limited to, sales and marketing strategies, affordability, and ease of use compared to other products and competitors of VELDONA Pet. If we cannot expand our customer base or improve our sales and marketing strategies, we may not be able to increase our revenue.

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

We are a company primarily focused on product development and our product revenues may not be sufficient to fund our operations. Until, and if, we receive approval from the TFDA, FDA and other regulatory authorities for our product candidates, our revenues generated from products may be limited. We had cash and cash equivalents of approximately $1.9 million as of December 31, 2023, and we will need to continue to seek capital from time to time to  capitalize the development and commercialization of our product candidates and to acquire and develop other product candidates. Our actual capital requirements will depend on many factors. For instance, our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment or a change in disease treatment modalities. If we experience unanticipated cash requirements, we may need to seek additional sources of financing, which may not be available on favorable terms, if at all.

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

Our quarterly and annual operating results may fluctuate significantly, which will make it difficult for us to predict our future results. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

•	the scalability of our product sales, which is difficult to predict
•	the timing and cost of, and level of investment in, research, development and commercialization activities, which may change from time to time;
•	the timing and status of enrollment for our clinical trials;
•	the timing of regulatory approvals, if any, in the United States and internationally;
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
•

establishing, scaling up and scaling out, either alone or with third-party manufacturers, cGMP (Current Good Manufacturing Practice) compliant manufacturing capabilities of clinical supply for our clinical trials and commercial manufacturing (including licensure), if any of our product candidates are approved;

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

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate that our products are safe and effective in humans and animals with respect to our veterinary drug candidates. Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. We may experience delays in completing current and future clinical trials. We may also experience numerous unforeseen events prior to, during, or as a result of our nonclinical studies or clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

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
•

we may experience disruptions by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including any future significant outbreaks of diseases similar to the COVID-19 pandemic.

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

We and our collaboration partners have conducted and plan to continue to conduct, clinical trials outside the United States, including in Taiwan. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any clinical trials that we or our collaboration partners conduct outside the United States, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay or permanently halt our ability to develop and market these or other product candidates in the United States. In other jurisdictions, for instance, in Taiwan, there is a similar risk regarding the acceptability of clinical trial data conducted outside of that jurisdiction.

Our long-term prospects depend in part upon discovering, developing and commercializing additional products, including POCT and VELDONA candidates, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates, including POCT and VELDONA candidates, beyond those we currently have in development. The success of a product candidate is unknown and initial product development success may not result in a viable commercial product. The product development process may require changes in manufacturing methods and formulation/design or additional validation testing. We may also make changes as we work to optimize our manufacturing processes, but we cannot be sure that even minor changes in our processes will result in products that are safe and effective or that will be approved for commercial sale. If a product candidate fails to develop as expected, or we experience additional and/or unforeseen development costs and/or delays, we could face additional costs and/or loss of expected future revenue, which would adversely affect our current financial position and future prospects may be adversely affected.

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

Our estimates of the total addressable market for our product candidates are based on internal and third-party estimates as well as a number of significant assumptions. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates. These estimates, which have been derived from a variety of sources, including market research and our own internal estimates, may prove to be incorrect. Further, the continued development of, and approval or authorizations for, vaccines and therapeutic treatments may affect these market opportunity estimates. Our market opportunity may also be limited by new products that enter the market. If any of our estimates prove to be inaccurate, the market opportunity for platform and products could be significantly less than we estimate. If this turns out to be the case, our potential for growth may be limited and our business and future prospects may be materially adversely affected.

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

Risks related to reliance on third parties

We rely on third parties to manufacture our product and product candidates, and we intend to rely on third parties which increases the risk that we will not have sufficient quantities of such product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities. Our current strategy is to outsource all manufacturing of our product and product candidates to other companies, including Taiwan Carbon Nano Technology (“TCNT”), our affiliate and product co-developer, and Swiss Pharmaceutical Co., Ltd.

Our manufacturers may be unable to successfully increase the manufacturing capacity for any of our product and product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities and at any other time. If our manufacturers are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials, if applicable, of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained, which could significantly harm our business.

If we engage additional manufacturers in the future, our use of new manufacturers increases the risk of delays in production or insufficient supplies of our product candidates.

Even after a third-party manufacturer has gained significant experience in manufacturing our product and product candidates or even if we believe we have succeeded in optimizing the manufacturing process, there can be no assurance that such manufacturer will produce sufficient quantities for us in a timely manner or continuously over time, or at all.

We may be delayed if we need to change the manufacturing process used by our manufacturers. Further, if we change an approved manufacturing process, then we may be delayed if the FDA or a comparable foreign authority needs to review the new manufacturing process before it may be used.

Our failure, or the failure of our manufacturers, to comply with applicable requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and/or criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

Our future product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities.

If the third parties that we engage to supply any materials or manufacture product for our preclinical tests and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive marketing approval on a timely and competitive basis.

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

To commercialize our products, we also intend to leverage the commercial infrastructure of our distributors. We may choose to collaborate with additional third parties in various countries that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates, especially in other countries where we currently do not have a foreign legal presence. The inability to commercialize successfully our product candidates, either on our own or through collaborations with one or more third parties, would harm our business, financial condition, operating results and prospects.

Our employees, independent contractors, consultants, commercial or strategic partners, principal investigators or CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, independent contractors, consultants, commercial partners, principal investigators, contract manufacturing organizations (CROs) could include intentional, reckless, negligent, or unintentional failures to comply with TFDA or FDA regulations, comply with applicable fraud and abuse laws, provide accurate information to the TFDA or FDA, properly calculate pricing information required by federal programs, report financial information or data accurately or disclose unauthorized activities to us. This misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter this type of misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Moreover, it is possible for a whistleblower to pursue a False Claims Act case against us even if the government considers the claim unmeritorious and declines to intervene, which could require us to incur costs defending against such a claim. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations, stock price and prospects, including the imposition of significant fines or other sanctions.

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

We may not have patent rights in certain foreign countries in which a market may exist in the future. Moreover, in foreign jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling in foreign countries products that are the same as or similar to our product.

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

If we were to initiate legal proceedings against a third party to enforce a patent directed to our product candidates, or one of our future product candidates, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or insufficient written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office (USPTO) or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO or an equivalent foreign body, even outside the context of litigation. Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our technology or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent rights directed towards the applicable product candidates or technology related to the patent rendered invalid or unenforceable. Such a loss of patent rights would materially harm our business, financial condition, results of operations and prospects.

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

As we are actively involved in marketing VELDONA Pet supplements within a fiercely competitive industry, any inability to effectively compete may adversely impact our operational results.

The pet health supplement industry is highly competitive. We compete on the basis of product and ingredient quality, product availability, brand awareness, loyalty and trust, product variety and innovation, price and convenience and promotional efforts. The pet products are increasingly competitive due to the expansion of pet-related product offerings by incumbents and new entrants. We face direct competition from companies that sell various products at a lower price point and distribute such products to traditional retailers, which are larger than we are and have greater financial resources. Price gaps between products may result in market share erosion and harm our business. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings. Further, it is possible that domestic or foreign companies, some with greater experience in the pet health and wellness industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future.

Many of our competitors may have longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to derive greater net sales and profits from their existing customer base, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer preferences or habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate net sales from their customer bases more effectively than we do.

Our competitors may be able to identify and adapt to changes in consumer preferences more quickly than us due to their resources and scale. They may also be more successful in marketing and selling their products, better able to increase prices to reflect cost pressures and better able to increase their promotional activity, which may impact us and the entire pet health and wellness industry. Increased competition as to any of our products could result in price reduction, increased costs, reduced margins and loss of market share, which could negatively affect our profitability. There can be no assurance that we will be able to successfully compete against these other companies. Expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could materially adversely affect our business, financial condition and results of operations.

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

Central labs continue to represent the most significant portion of the POCT testing market, and as a result we will be competing against very large and well-established lab companies such as Quest Diagnostics, Inc. and Laboratory Corporation of America. These companies have also expanded beyond centralized laboratory testing into home sample collection. In addition, we also face intense competition from other companies that develop or already have molecular tests, whether at point-of-care or at-home, as well as companies that have or are developing antigen and antibody tests.

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

If we fail to develop and maintain our brand, or the quality of our products that customers have come to expect, our business could suffer.

We believe that developing and maintaining our brand and the quality of our products may affect our success. The importance of our brand recognition and the quality of our products may become even greater as competitors offer more products similar to ours. Our financial success may depend on our target customers’ perception of our brand and our products. Our brand-building activities involve providing high-quality products, increasing awareness of our brand, creating and increasing the availability of our products.

The success of our brand may suffer if our marketing plans or product initiatives do not have the desired impact on our brand’s image or its ability to attract customers. Further, our brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, product contamination, the failure of our products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers. The growing use of social and digital media by consumers increases the speed and extent that information and opinions can be shared. Negative posts or comments about us or our brands or products on social or digital media could damage our brands and reputation. If we fail to maintain the favorable perception of our brands, our business, financial condition and results of operations could be negatively impacted.

Our business, operations, clinical development plans and timelines, and supply chain could be adversely affected by the effects of epidemics, including but not limited to COVID-19.

Our business could be adversely affected by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, contract research organizations and other third parties upon whom we rely. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge worldwide. Besides the COVID-19 pandemic, the United States and other countries have experienced, and may experience in the future, public health outbreaks such as Zika virus, Avian Flu, SARS, and H1N1 influenza. A prolonged occurrence of contagious diseases such as these could result in significant challenges affecting employees, patients, communities, supply chains, business operations, as well as the U.S. economy and financial markets. These challenges may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Our business activities are subject to the Foreign Corrupt Practices Act, or the FCPA, and similar anti-bribery and anti-corruption laws of other countries in which we operate, including Taiwan, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

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

Our independent registered public accounting firm, KCCW Accountancy Corp., has expressed substantial doubt about our ability to continue as a going concern in their audit opinion of our financial statements for the year ended December 31, 2023. See audit report for more information. You could lose all or substantially all of your investment if we cease operations.

An active trading market for our common stock may not develop and the market price of our common stock and warrants could be volatile.

Our common stock and public warrants are currently quoted on the Nasdaq Capital Market.

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

We have not declared or paid any cash dividends on our capital stock in 2023, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and may be restricted by the terms of any then-current credit facility. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our 2023 Stock Incentive Plan or otherwise will dilute all other stockholders.

We may need to raise additional capital through equity and debt financings in order to fund our operations. If we raise capital through equity financings in the future, that will result in dilution to all other stockholders. We also expect to grant equity awards to employees, directors, and consultants under our 2023 Stock Incentive Plan. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. These, and any additional such issuances of capital stock will cause stockholders to experience significant dilution of their ownership interests and the per-share value of our common stock to decline.

Our stock price has in the past and may in the future fail to meet minimum requirements for continued listing on the Nasdaq Capital Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Capital Market or if we are unable to transfer our listing to another stock market.

On January 5, 2023, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). On December 29, 2023, Nasdaq Staff informed the Company that it has determined that for the last 10 consecutive business days, the closing bid price of the Company’s common stock has been at $1.00 per share or greater. Accordingly, the Company has regained compliance with Listing Rule 5550(a)(2).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats. We assess risks from cybersecurity threats against our information systems that may result in adverse effects on our information systems or any information residing therein. We conduct periodic and ad-hoc assessments to identify cybersecurity threats.

Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to mitigate identified risks and reasonably address any identified gaps in existing safeguards. IT leadership reports to our Chief Executive Officer (CEO) to manage the risk assessment and mitigation process. We monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management. We promote a company-wide culture of cybersecurity risk management.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing during the financial year ended December 31, 2023.

Governance

Our board of directors is responsible for monitoring and assessing strategic risk exposure. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee. Our executive management team inform the Audit Committee on cybersecurity risks on a regular basis, with a minimum frequency of once per year.

Our cybersecurity coordinator is responsible for assessing and managing our material risks from cybersecurity threats, in close collaboration with our IT team and report to our CEO. This ensures that the senior management are kept abreast of the cybersecurity posture and potential risks faced by the Company.

ITEM 2. DESCRIPTION OF PROPERTY.

Our administrative offices are located at San Diego, California and in Taiwan. Our product development facility is in Taiwan.

ITEM 3. LEGAL PROCEEDINGS.

There are currently no legal proceedings involving the Company.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Effective August 9, 2022, our common stock and public warrants began trading on the Nasdaq Capital Market under the symbols “AIMD” and “AIMDW”, respectively. Prior to August 9, 2022, the Company’s common stock traded on the OTCPK.

In connection with the above uplisting to Nasdaq Capital Market, we effectuated a 1-for-15 reverse stock split of our common stock on August 8, 2022.  Further, to comply with Nasdaq’s minimum $1.00 per share continued listing rules, we filed a Certificate of Amendment to its Restated Certificate of Formation on November 27, 2023, to apply for another reverse stock split of our common stock at a ratio of 1-for-5 which was effectuated on December 14, 2023 after receiving required approvals.

The par value of $0.01 and authorized shares of the Company’s common stock were not adjusted as a result of the reverse stock splits. All issued and outstanding common stock, restricted stock units, outstanding convertible notes, warrants and options to purchase common stock and per share amounts contained in this report have been retroactively adjusted to give effect to the reverse stock splits for all periods presented.

Holders of Common Stock

As of March 7, 2024, there were approximate 254 shareholders of record of the Company’s common stock based upon the records of the shareholders provided by the Company’s transfer agent. Since many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Stock Performance Graph

Not applicable.

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds from Registered Securities

Not applicable.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors” in Part I, Item 1A that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview

Ainos, Inc. (the “Company”), incorporated in the State of Texas in 1984, is a diversified healthcare company focused on the development of novel point-of-care testing (the “POCT”), therapeutics based on very low-dose interferon alpha (the “VELDONA”), and synthetic RNA-driven preventative medicine. Our products pipeline include commercial-stage VELDONA Pet cytoprotein supplements, clinical-stage VELDONA human therapeutics and telehealth-friendly POCTs powered by the AI Nose technology platform.  Please refer to “Business” in Part I, Item 1 for description of our business.

Key Developments in 2023

The following highlights major corporate milestones in 2023 that we believe will serve as catalysts for us to develop and commercialize our product pipeline over the next several years:

In December 2023, we initiated the second phase of co-development of a VOC sensing platform, powered by AI Nose technology, in collaboration with Nisshinbo Micro Devices Inc. (“NISD”) and Taiwan Inabata Sangyo Co. (“Taiwan Inabata”). First announced in August 2023, Ainos, NISD and Taiwan Inabata plan to co-develop a VOC sensing platform, leveraging our intellectual properties surrounding AI Nose, for applications including telehealth, automotive, industrial, and environmental safety. Inabata will provide business logistics for the program and liaise between Ainos and NISD. This project underscores our commitment to digitizing smell by pioneering VOC sensing’s potential across diverse industries, thereby broadening our addressable market.

In November 2023, our contract manufacturer, Swiss Pharmaceutical Co., Ltd. ("Swiss Pharma"), has completed manufacturing of a Good Manufacturing Practice ("GMP") clinical batch of VELDONA investigational new drugs.

In November 2023, we announced that based on top-line data reported from three clinical studies for VELDONA formulation as a potential treatment for oral warts in HIV-seropositive patients, we plan to pursue a pre-IND meeting with the United States Food and Drug Administration (the "U.S. FDA") for our planned Phase III clinical studies. U.S. FDA has granted Orphan Drug Designation ("ODD") for our VELDONA formulation as a potential treatment for oral warts in HIV-seropositive patients.

In the third quarter of 2023, we commenced shipping VELDONA Pet cytoprotein supplements in Taiwan. Launched in the second quarter of  2023, our VELDONA Pet product line is formulated to address a variety of health issues in dogs and cats, including skin, gum, emotion, discomfort caused by allergies, eye, and weight-related issues.

In March 2023, we signed a distribution agreement with Topmed International Biotech Co., Ltd. ("Topmed") for distribution of VELDONA Pet cytoprotein supplements in Taiwan.

Factors Affecting Our Business

We are pivoting away from sale of COVID-19 antigen rapid test kits, which were the main source of our revenues in 2023. Going forward, our near-term priorities include sales and marketing of VELDONA Pet, advancing our lead VOC POCT candidate, Ainos Flora, co-developing VOC sensing platform with our Japan partners, as well as advancing clinical studies and pursuing out-licensing of VELDONA human drug candidates.

We are currently marketing VELDONA Pet in Taiwan and intend to explore overseas commercial opportunities. We have offered VELDONA Pet on certain Taiwanese e-commerce platforms. Offline, we are exploring opportunities in channels such as pet supply stores, chain drugstores and convenience stores. Pet food and supplement industry is highly competitive. Our ability to effectively compete may affect our business, at least in the near-term.

We believe that post COVID-19, consumers have become increasingly familiar with at-home tests. Moving forward, people may seek additional at-home tests to manage other infections as quickly as possible. Home self-testing have become increasingly available for other infections such as vaginal infections or sexually transmitted infections (STIs). We believe this new user behavior, supported by a variety of telehealth platforms, will facilitate consumer adoption of our other POCT product candidates. Our lead candidate Ainos Flora is under clinical studies and we plan to explore strategic relationships to commercialize the product. The result of clinical studies and our success in exploring strategic relationships, and the likelihood of regulatory approvals, may affect our business, at least in the near-term.

We are co-developing a VOC sensing platform, powered by AI Nose technology, with our Japanese partners. This project underscores our commitment to digitizing smell by pioneering VOC sensing’s potential across diverse industries, thereby broadening our addressable market. The progress of this co-development may affect our business, at least in the near-term.

As of December 31, 2023, we had available cash and cash equivalents of $1,885,628. We anticipate business revenues and further potential financial support from external sources to fund our operations over the next twelve months. We have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” for additional information. To finance our continuing operations, we will need to raise additional capital, which cannot be assured.

Recent Financing

On September 25, 2023, we entered into a securities purchase agreement with Lind Global Fund II LP (“Lind) to issue and sell the initial $3 million tranche of a total anticipated $10 million private placement with $2 million funded at closing and $1 million at conditions specified in the agreement. The investment is in the form of a senior secured convertible promissory note, convertible into shares of the Company’s common stock at the lower of $7.50 per share reverse-stock-split adjusted, or 90.0% of the average of the three lowest daily volume weighted average price (“VWAP") of the common stock during the 20 trading days prior to conversion, subject to certain adjustments. We also issued Lind warrants to purchase 691,244 shares of common stock giving effect to the 1-for-5 reverse stock split on December 14, 2023, at an initial exercise price of $4.50 per share reverse-stock-split adjusted, subject to certain adjustments. On January 24, 2024, we announced an additional financing with Lind. The funding amount is up to $1.75 million, with $875,000 funded at closing and $875,000 to be funded subject to effective registration statement and conditions specified in the agreement. In connection with additional funding, we issued Lind a warrant to purchase 1,021,400 shares at an exercise price of $2.16 per share.

On March 13, 2023, we issued and sold two convertible promissory notes in a principal amount of $3 million to certain investors. The note will mature in two years following the issuance, bearing interest at the rate of 6% per annum, convertible to Company’s common stock at $7.50 per share reverses-stock-split adjusted.

Reverse Stock Split

On December 12, 2023, the Company announced that, as previously authorized by its shareholders, it is implementing a consolidation (reverse stock split) of its outstanding shares of common stock on the basis of one (1) new share of common stock for every five (5) currently outstanding shares. The Reverse Stock Split was effectuated on December 14, 2023 and all the shares and per share dollar information within this Annual Report on Form 10-K has been reflected the Reverse Stock Split.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Years ended December 31,		Change
	2023	2022	Amount	%
Revenues	$122,112	$3,519,627	$(3,397,515)	(97%)
Cost of revenues	(375,845)	(2,114,284)	1,738,439	(82%)
Gross (loss) Profit	(253,733)	1,405,343	(1,659,076)	(118%)

Operating expenses:
Research and development expenses	7,317,388	6,845,964	471,424	7%
Selling, general and administrative expenses	5,635,275	8,535,591	(2,900,316)	(34%)
Total operating expenses	12,952,663	15,381,555	(2,428,892)	(16%)

Loss from operating	(13,206,396)	(13,976,212)	769,816	(6%)

Non-operating (expenses) income
Interest expense	(144,193)	(53,528)	(90,665)	169%
Issuance cost of senior secured convertible note measured at fair value	(525,643)	-	(525,643)	-
Fair value change for senior secured convertible note	94,207	-	94,207	-
Other income, net	12,276	23,050	(10,774)	(47%)
Total non-operating expenses, net	(563,353)	(30,478)	(532,875)	1748%
Net loss before income taxes	(13,769,749)	(14,006,690)	236,941	(2%)
Provision for income taxes	800	-	800	-
Net loss	$(13,770,549)	$(14,006,690)	$236,141	(2%)

Revenues, Cost and Gross Profit (Loss)

The Company reported $122,112 of revenues for the year ended December 31, 2023, as compared to $3,519,627 for the year ended December 31, 2022 from the sales of Ainos COVID-19 Antigen Rapid Test Kits in Taiwan. The decrease of revenue in 2023 was primarily caused by the decline of both per unit selling price and sales volume of Ainos COVID-19 Antigen Rapid Test Kits in 2023 due to substantial slowdown of COVID-19 infection in Taiwan.

The cost of revenues relating to product sales for the year ended December 31, 2023 was $375,845 compared to $2,114,284 for the year ended December 31, 2022. The decrease of cost of revenues was due to the decrease in sales volume of Ainos COVID-19 Antigen Rapid Test Kits but offset by an increase of $235,047 in loss of excess and obsolete inventory in 2023.

Gross (loss) profit from product sales for the year ended December 31, 2023 was $(253,733) as compared to $1,405,343 for the year ended December 31, 2022. The gross loss was due to a decrease in sales volume and selling price as well as recognition of inventory loss in 2023.

Research and Development (R&D) Expenses

R&D expenses for the years ended December 31, 2023 and 2022 were $7,317,388 and $6,845,964, respectively. The slight increase $471,424 (7%) was due to $286,777 of impairment loss recognized for equipment related to COVID-19 POCT and increased staffing expenditures (including share-based compensation), but offset by a decrease in clinical trial fees. We expect that our R&D expenses related to clinical trials will continue to grow as we further develop VOC POCT and VELDONA drug candidates and increase the pace of clinical trials previously delayed during the COVID-19 pandemic.

The share-based compensation expense and the depreciation and amortization expense in 2023 and 2022 were $5,252,730 and $4,711,028, respectively. When excluding these non-cash expenses, R&D expenses slightly decreased to $2,064,658 in 2023 from that of $2,134,936 in 2022 due to limitations on recruiting patients for clinical trials for VOC POCT and human related VELDONA drug candidates in 2023.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $5,635,275 and $8,535,591 for the years ended December 31, 2023 and 2022, respectively. The $2,900,316 (34%) decrease was largely due to decreased expenses associated with share-based compensation as the Company granted RSUs that were immediately vested to officers in 2022 and fully recorded the total compensation expense in the same period; however, the decrease was partially offset by the special stock bonus issued in 2023 with expense was fully recorded.

The share-based compensation expense and the depreciation and amortization expense in 2023 and 2022 were $2,886,216 and $6,473,546, respectively. When excluding these non-cash expenses, SG&A expenses increased to $2,749,059 in 2023 compared to $2,062,045 in 2022 mainly due to increased professional expenses and expenditures to maintain the listing requirement as a public company after uplisting in August 2022.

Operating Loss

The Company’s operating loss was $13,206,396 and $13,976,212 during the years ended December 31, 2023 and 2022, respectively, reflecting a $769,816 (6%) decrease in operating losses between the years. We incurred a gross loss in product sales but reduced the share-based compensation expense in 2023.  We continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Non-operating expenses

The interest expense was $144,193 and $53,528 during the years ended December 31, 2023 and 2022, respectively. The increase in interest expense was due to accrued interest for convertible notes issued in March 2023 bearing a higher interest rate as compared with those interest bearing debts in 2022.

On September 28, 2023, and December 21, 2023, the Company closed a private placement by issuing senior secured convertible notes in the aggregate principal amount of $3,000,000, which was measured at fair value initially and subsequently. Due to the fair value accounting election, the Company expensed off $525,643 of the issuance cost and recorded a gain $94,207 of fair value change in the senior secured convertible notes in 2023.

Net Loss

Net loss was $13,770,549 in 2023 compared to $14,006,690 in 2022, resulting in a $236,141 (2%) decrease in net loss attributable to common stockholders due to the decrease in share-based compensation expense despite of a gross loss in product sales. The gross loss in product sales post COVID-19 pandemic was decreased; however, our new product launch for VELDONA Pet supplements has not generated material revenue by the end of 2023.

Liquidity and Capital Resources

As of December 31, 2023 and 2022, the Company had available cash and cash equivalents of $1,885,628 and $1,853,362, respectively.

The following table summarizes our cash flow during the years ended December 31, 2023 and 2022:

	Years ended December 31,		Change
	2023	2022	Amount	%
Net cash used in operating activities	$(4,694,668)	$(3,040,737)	$(1,653,931)	54%
Net cash used in investing activities	$(101,525)	$(630,178)	$(528,653)	84%
Net cash provided by financing activities	$4,923,673	$3,850,799	$1,072,874	28%

Operating activities

Net cash used in operating activities increased by $1,653,931 during the year of 2023 compared to the year of 2022.  The increase in cash used in operations primarily resulted from our net loss for the year of 2023 due to the slow down of the sales of COVID-19 antigen test kits but partially offset by cash inflow contributed by the operating assets and liabilities.

Investing activities

Net cash used in investing activities during the year of 2023 was $101,525 compared to $630,178 during the year of 2022 due to lower levels of R&D equipment and office facility acquisition as major investments had been made in 2022.

Financing activities

Cash received from financing activities were $4,923,673 and $3,850,799 during the years of 2023 and 2022, respectively. The $1,072,874 increase was primarily reflected by the following:

•	Proceeds from private placements by issuing convertible notes or non-convertible notes increased by $3,800,000; and
•	Proceeds from public offering in 2022 decreased by $1,780,000; and
•	Repayment of convertible notes and other notes payable increased by $557,000; and
•	Payment of issuance cost of senior secured convertible note measured at fair value increased by $390,000.

Sources of Liquidity

Since our uplisting and public offering in August 2022, our operations have been financed primarily by proceeds from private placements of convertible notes issued to third party or related party. As disclosed in Note 6 Debts to our accompanying financial statements, we received $3,000,000 in proceeds from the March 2025 convertible note financing and $3,000,000 in proceeds from the Lind Note financing in September and December of 2023 out of total of $10 million financing agreement. As of the date of this report, we further drew down an additional $875,000 of funding from Lind Note. We anticipate that cash reserves, business revenues, and potential debt financing through convertible and non-convertible notes will fund our operations over the next twelve months.  There can be no assurance that we will be successful in our efforts to make the Company profitable. If those efforts are not successful, we may raise additional capital through the issuance of equity securities, debt financings or other sources to further implement its business plan. However, if such financing is not available when needed and at adequate levels, we will need to reevaluate our operating plan.

Uses of Liquidity

In the near-term, we expect an increase in the pace of clinical trial spending to advance our VOC POCT and VELDONA drug candidates and expect to invest more in R&D activities. We also plan to allocate sales and marketing efforts for VELDONA Pet.

For future liquidity consideration, we expect primary uses of cash are to fund our operations as we continue to grow our business. We may require a significant amount of cash to fund working capital and capital expenditures as we grow our commercial infrastructure. We may continue to incur operating losses in the near term as our operating expenses will be increased to support the growth of our business. We expect that our selling, general and administrative expenses, and research and development expenses will continue to increase our internal sales force to move forward our product development and commercialization roadmaps. We may also have cash requirements related to capital expenditures to support the planned growth of our business, including investments in corporate facilities and equipment.

Going Concern

As of December 31, 2023, we had cash and cash equivalents of $1,885,628. We plan to finance our operations and development needs with our existing cash and cash equivalents, additional equity and/or debt financing arrangements, and expected revenue primarily from the sale of VELDONA Pet cytoprotein supplements to support our clinical trial activities, largely in connection with Ainos Flora and human related VELDONA therapeutics. There can be no assurance that we will be able to obtain additional financing on terms acceptable to us, on a timely basis, or at all. If we are not able to obtain sufficient funds on acceptable terms when needed, our business, results of operations, and financial condition could be materially adversely impacted.

For the year ended December 31, 2023, we generated a net loss of $13,770,549. We expect to continue incurring development expenses for the next twelve months as we advance Ainos Flora and VELDONA therapeutics for humans through clinical development until regulatory approval is received and the sales and marketing of the products is authorized.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net operating losses and have an accumulated deficit as of December 31, 2023 of $37,886,155 and expect to incur additional losses and negative operating cash flows for at least the next twelve months. Our ability to meet obligations is dependent upon our ability to generate sufficient cash flows from operations and future financing transactions. Although we expect we will continue as a going concern, there is no assurance that our plans will be successful since the availability and amount of such funding is not certain. Accordingly, substantial doubt exists about our ability to continue as a going concern for at least one year from the issuance of these financial statements. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

Contractual Obligations and Commitments

For a discussion of our contractual obligations and commitments, refer to Part II, Item 8, Note 13, “Commitments and Contingencies” to the financial statements in this Annual Report on Form 10-K.

Critical Accounting Policies and Estimate

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.

Impairment Testing of Intangible Assets

Our intangible assets mainly consist of acquired patents which are initially recorded at fair value and stated net of accumulated amortization and, if applicable, impairments. We amortize our intangible assets that have finite lives using the straight-line method. Amortization is recorded over the estimated useful lives ranging from 5 to 19 years. We evaluate the recoverability of the definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group in accordance with ASC 360-10, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets (ASC 360-10). If the carrying value of an asset or asset group exceeds its undiscounted cash flows, we estimate the fair value of the assets using market participant assumptions pursuant to ASC 820, Fair Value Measurements.

During the fourth quarter of 2023, we reassessed our short-term and long-term commercial plans for the VOC POCT related products which is identified as an asset group being assigned the major intangible assets and identified that an impairment testing is warranted for the intangible assets. As a result, we performed an undiscounted cash flow analysis pursuant to ASC 360-10 to determine if the cash flows expected to be generated by the VOC POCT products over the estimated remaining useful life of its primary assets were sufficient to recover the carrying value of the asset group. Based on this analysis, the undiscounted cash flows were sufficient to recover the carrying value of the intangible assets. Thus, no impairment loss was recorded.

To estimate the undiscounted cash flow of the asset group, we used assumptions require significant judgment, including judgment about when the in-development product can be commercialized, estimated selling price and sales volume of the in-development product and the amount and timing of other cash outflows required to complete the development, commercialization and sales of the product. The forecasted cash flows were based on the Company's most recent strategic plan and for periods beyond the strategic plan, our estimates were based on assumed growth rates expected as of the measurement date. We believe our assumptions were consistent with the strategic plans and business goals.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and notes of the Company are set forth beginning on page F-1 immediately following the signature page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

We started to sell VELDONA Pet cytoprotein supplements through distributors and e-commence platform during the fourth quarter of 2023. The agreements with the distributors have material right of return which impacts the timing of revenue recognition. We built up procedures and internal control to monitor the return in order to determine the timing and amount of revenue recognition of the Pet supplements.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of March 7, 2024, the directors and executive officers of the Company were as follows:

Name	Age	Position
Chun-Hsien Tsai	54	Chairman, President & Chief Executive Officer
Wen-Han Chang	61	Director
Yao-Chung Chiang	72	Director
Pao-Sheng Wei	66	Director
Ting-Chuan Lee	41	Director
Chun-Jung Tsai	52	Director
Chung-Yi Tsai	48	Director
Meng-Lin Sung	51	Chief Financial Officer
Lawrence K. Lin	55	Executive Vice President of Operations

Chun-Hsien Tsai. Mr. Tsai has served as our Chairman, President, and Chief Executive Officer since April 2021. From April 2021 to August 2021, he also served as Chief Financial Officer. He has served as the chairman and CEO of Taiwan Carbon Nano Technology Corporation (TCNT) since July 2018, as a director of Ainos Inc. (Cayman Islands) since October 2017, as director and CEO of AI Nose Corporation since 2016, and as a director of TCNT since 2012. Mr. Tsai holds an EMBA degree from National Yang Ming Chiao Tung University.

Wen-Han Chang.  Mr. Chang has served as a Director of the Company since April 2021 and has served as the Chairperson of our Compensation Committee and a member of our Audit Committee since August 2021. He is the superintendent at Mackay Memorial Hospital since May 2023, and was deputy superintendent between August 2015 and May 2019. He has devoted his expertise at the department of emergency medicine for approximately 30 years. Mr. Chang advocates better public health and AI’s development in the healthcare sector through his leadership roles in industry groups in Taiwan. Mr. Chang is the current chairman of Health Intelligent Medical Development Society. From 2019 to 2021, he was the president of the Childhood Burn Foundation of R.O.C. Mr. Chang holds a Ph.D in public health from Saint Louis University.

Yao-Chung Chiang. Mr. Chiang has served as a  Director of the Company since April 2021 and has served as a member of our Audit Committee since August 2021. Mr. Chiang has served as the chairman of Taiwan High Speed Rail Corporation since October 2016 and as an independent director for Radiant Opto-Electronics Corporation since June 2012. From June 2015 to July 2021, Mr. Chang was an independent director for Tyntek Corp. Mr. Chiang served as the chairman for other Taiwan-incorporated companies including China Steel Chemical Corporation, Kaohsiung Rapid Transit Corporation, China Steel Corporation and China Airlines. Mr. Chiang holds a Ph.D. in Mechanical Engineering from University of Wisconsin-Madison.

Pao-Sheng Wei. Mr. Wei has served as a Director of the Company, Chairperson of the Audit Committee and as a member of the Compensation Committee since June 2022.  He has served as the chairman of Shin Kong Life Insurance Co., Ltd since June 2023 and as an independent director of Nuvoton Technology Corporation since June 2022. From September 2014 to June 2022, Mr. Wei served as the chairman of KGI Bank Co., Ltd. Mr. Wei held leadership roles in the banking, securities and insurance sectors in Taiwan. He was a securities regulator as the Division Director of Corporate Finance of the Securities and Futures Bureau of the Financial Supervisory Commission, R.O.C. (Taiwan). Mr. Wei holds an MBA degree from George Washington University.

Ting-Chuan Lee. Ms. Lee has served as a Director of the Company since April 2021. She is also a manager at the CEO office. She has served as the chairperson of AI Nose Corporation since March 2016, and as a member of the board of director of Taiwan Carbon Nano Technology Corporation (TCNT) since July 2012. Ms. Lee holds a master’s degree of science from National Taiwan University.

Chun-Jung Tsai. Mr. Tsai has served as a Director of the Company since April 2021. He is also a manager of the Company’s sales team. He has served as a director of Ainos Inc. (Cayman Islands) since 2019, a director of AI Nose Corporation since March 2016, and a director of Taiwan Carbon Nano Technology Corporation (TCNT) since July 2012.

Chung-Yi Tsai. Mr. Tsai has served as a member of our Board of Directors since April 2021 and as a director of TCNT since July 2012. Mr. Tsai is a seasoned executive in product and business development in the technology hardware sector. From May 2023 to present, he has served as a senior product marketing director at Alpha & Omega Semiconductor. Prior to that, he has served as a senior product marketing manager in Renesas Electronics from June 2020 to May 2023, executive business manager at Maxim Integrated from November 2019 to June 2022, and as a senior product marketing manager at Intersil Corporation from October 2013 to November 2019.

Meng-Lin Sung. Ms. Sung has served as our Chief Financial Officer since May 2023. She previously served as Vice President of Finance at Sercomm Corporation from September 2021. Prior to joining Sercomm, she held roles at PricewaterhouseCoopers Zhong Tian LLP from October 2018, conducting audits and advising public companies on U.S. GAAP/IFRS and SEC reporting and listing regulations. Ms. Sung has extensive experience guiding publicly-traded healthcare and life science companies through the initial public offering and auditing processes, having previously worked with companies based in the USA and mainland China. She received her MBA degree from National Taiwan University.

Lawrence K. Lin. Mr. Lin has served as Executive Vice President of Operations since August 1, 2021. Prior to his appointment, Mr. Lin provided the Company with management consulting services from May 2018 until August 2021, as the sole member of i2China Management Group, LLC (“i2China”), and served as Executive Advisor to the previous CEO and Chairman of the Company. Mr. Lin brings more than 30 years of global cross-border strategic management consulting and financial investment experience at leading institutional corporates, such as Andersen Consulting, Salomon Smith Barney, and Credit Suisse First Boston. Mr. Lin has international management experience across several geographical locations, including the U.S., China and Taiwan, and advised on several private capital and structured public equity transactions for issuers in the healthcare and consumer sectors. Mr. Lin has a dual MBA in Finance & International Business from New York University- Stern School of Business.

Family relationships.

Chun-Hsien Tsai and Ms. Ting-Chuan Lee are husband and wife. Chun-Hsien Tsai , Mr. Chun-Jung Tsai, and Mr. Chung-Yi Tsai are brothers. Ting-Chuan Lee is the sister-in-law of Chun-Jung Tsai and Chung-Yi Tsai.

Term of Office

Our directors shall hold office for the term for which he is elected and until his successor shall have been elected and qualified in accordance with our bylaws. Our officers shall hold office until his successor shall have been duly elected and qualified or until his death or until he shall resign or shall have been removed by the board in accordance with our bylaws.

Diversity Matrix of Board of Directors

We believe the board is most effective when it embodies a diverse range of views, backgrounds and experience. Diversity is considered in the broadest sense, including, among other attributes, reflecting geography, age, gender, leadership, perspectives, educational background, other board experience and commitments, business and professional achievements, skills and experience in the context of the needs of the Board.

The below table provides information related to the composition of our board members and categories listed in the table has the meaning as it is used in Nasdaq Rule 5605(f).

Board Diversity Matrix (As of March 7, 2024)
Total Number of Directors	7
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	6	0	0
Part II: Demographic Background
Asian	1	6	0	0

Audit Committee

Our Audit Committee consists of Mr. Wen-Han Chang, Mr. Yao-Chung Chiang and Mr. Pao-Sheng Wei, each of whom has been determined to be “independent” under applicable rules and regulations of the SEC and the listing standards of Nasdaq, and also meets the financial literacy requirements of the listing standards of Nasdaq.  Mr. Wei currently serves as Chairperson of our Audit Committee.

Our Board has determined that the three audit committee members  qualify as “audit committee financial experts” as defined in Item 407(d) of Regulation S-K by considering their formal education and experience in financial management.

The duties and responsibilities of the Audit Committee are set forth in its charter include the following:

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

Compensation Committee

Our Compensation Committee currently consists of Mr. Wen-Han Chang and Mr. Pao-Sheng Wei. Mr. Chang currently serves as the Chairperson of our Compensation Committee. Our Board has determined that each member of our compensation committee meets the requirements for independence for compensation committee members under the rules and regulations of the SEC and the listing standards of Nasdaq. Each member of the compensation committee is also a non-employee director, as defined pursuance to Rule 16b-3 promulgated under the Exchange Act.

The duties and responsibilities of the Compensation Committee are set forth in its charter include the following:

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

Code of Business Conduct and Ethics

We adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer or persons performing similar functions. A copy of the code is posted on our corporate website at www.ainos.com and is filed hereto as Exhibit 14.1 and is incorporated herein by this reference. In addition, we intend to post on our website all disclosures that are required by law or listing standards concerning any amendments to, or waivers from, any provision of the code. The information contained in, or accessible through, our website does not constitute a part of this report. We have included our website address in this report solely as an inactive textual reference.

Insider Trading Policy

We have adopted an insider trading policy filed hereto as Exhibit 19.1 and is incorporated herein by this reference.

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

To the Company’s knowledge based solely on a review of the copies of such reports furnished to the Company, all reports required to be filed under Section 16(a) during were filed on a timely basis during the most recent fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

As a “smaller reporting company” under SEC rules, our named executive officers during the fiscal year January 1, 2023 through December 31, 2023 (collectively, the “Named Executive Officers”) were as follows:

•	Mr. Chun-Hsien Tsai, Chairman, President & Chief Executive Officer;
•	Ms. Meng-Lin Sung, Chief Financial Officer;
•	Ms. Hui-Lan Wu, Former Chief Financial Officer; and
•	Mr. Lawrence K. Lin, Executive Vice President of Operations.

Summary Compensation Table

The following table provides information regarding the total compensation awarded to, earned by, and paid to our named executive officers for services rendered to us for the years set forth below. The amounts below for Stock Awards and Option Awards and reflect the grant date fair value of these awards during the years:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Options awards ($)	All other compensation ($)(4)	Total ($)
Chun-Hsien Tsai (1) President & Chief Executive Officer	2023	95,912	16,212	1,172,899	-	-	1,285,023
	2022	101,650	17,145	3,762,496	-	-	3,881,291

Meng-Lin Sung (2) Chief Financial Officer	2023	57,363	9,728	218,910	-	-	286,001
	2022	-	-	-	-	-	-

Hui-Lan Wu (3) Former Chief Financial Officer	2023	37,341	-	-	-	1,635	38,976
	2022	93,518	15,790	1,523,746	-	2,600	1,635,654

Lawrence K. Lin EVP of Operations	2023	144,000	-	14,790	-	-	158,790
	2022	144,000	-	-	-	-	144,000

(1)	Includes $162,250 of special stock awards for the service as chairperson of the board of directors.
(2)	Ms. Sung was appointed Chief Financial Officer, effective as of May 17, 2023.
(3)	Ms. Wu was appointed Chief Financial Officer, effective as of August 11, 2021, and retired on May 16, 2023.
(4)	All other compensation includes commuting expense.

Narrative Disclosure to Summary Compensation Table

Chun-Hsien Tsai

Effective April 15, 2021, our Board appointed Mr. Chun-Hsien Tsai to serve as Chief Executive Officer. Mr. Tsai receives a monthly salary of NT$250,000 (equivalent to approximately $8,000), a year-end bonus of two months’ salary, and a variable compensation based on Company profit targets decided by the Company’s Compensation Committee, and payable as 10% to 100% of total annual compensation in the form of cash, securities and/or other discretionary remuneration. Mr. Tsai was granted RSUs pursuant to 2021 Stock Incentive Plan. Other benefits, including labor insurance, health insurance and other benefits, will be based on local regulations and the Company’s policies. In 2023, Mr. Tsai was granted RSUs pursuant to 2023 Stock Incentive Plan and received a special stock award. Mr. Tsai’s employment agreement is attached hereto as Exhibit 10.22.

Meng-Lin Sung

We entered into an employment agreement with Ms. Meng-Lin Sung as Chief Financial Officer in May 2023. The agreement provides for a monthly salary of NT$230,000 (equivalent to approximately $7,300), a year-end bonus of two months’ salary and other statutory employee benefits. Ms. Sung was offered a special stock award as the sign-on bonus for her onboarding in late 2023 after shareholder approvals. Ms. Sung was granted RSUs under 2023 Stock Incentive Plan which will vest in tranches during 3-year service period. Mr. Sung’s employment agreement is attached hereto as Exhibit 10.25.

Lawrence K. Lin

Effective August 1, 2021, we entered into an employment contract with Mr. Lawrence K. Lin in connection with his election as Executive Vice President of Operations (the “LL Agreement”). The LL Agreement is effective for three years and may be extended for an additional year on the same terms and conditions upon mutual agreement. Under the LL Agreement, Mr. Lin receives a monthly salary of $12,000, vesting stock options for 6,666 shares in the Company’s 2018 Officers, Directors, Employees and Consultants Non-Qualified Stock Option Plan, and a bonus of 2,000 shares in the Company’s common stock upon the Company’s successful listing on a Major National Exchange (as defined in the LL Agreement), and normal and customary benefits available to the Company’s employees. Mr. Lin’s employment agreement is attached hereto as Exhibit 10.20.

Outstanding Equity Awards at December 31, 2023

The table below summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2023.

	Option awards							Stock awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) un- exercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested (1) ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Chun-Hsien Tsai	-		-		-	-	-	7,000	(2)	14,350	-	-
	-		-		-	-	-	174,000	(3)	356,700	-	-

Meng-Ling, Sung	-		-		-	-	-	7,000	(3)	14,350	-	-

Lawrence K. Lin	4,444	(4)	2,222	(4)	-	28.50	2031/8/1	-		-	-	-
	6,034	(5)	-		-	19.88	2025/11/24	-		-	-	-
	-		-		-	-	-	2,400	(3)	4,920	-	-

(1)	The market value is based on $2.05 of closing price as of December 31, 2023.
(2)

Represents RSUs granted under the 2021 SIP that vest over a three-year period, with 15% of the awards vesting after six months and one year, the remainder vesting on an annually basis through the third anniversary of the grant.

(3)

Represents RSU granted under the 2023 SIP that vest over a three-year period, with 15% of the awards vesting after six months and one year, the remainder vesting on an annually basis through the third anniversary of the grant.

(4)	Represents option granted under the Company’s 2018 Officers, Directors, Employees and Consultants Non-Qualified Stock Option Plan.
(5)	Represents warrants issued in November 2020 under an agreement with i2China Management Group, LLC of which Mr. Lin is the sole member.

Director Compensation Table

The following table provides information regarding the total compensation that was earned by or paid to each person who served as our directors, other than executive directors,  during the year ended December 31, 2023. Mr. Chun-Hsien Tsai is not included in the table below as he is employed as our President, Chief Executive Officer and Chairman of our Board whose compensation information is provided in the “Summary Compensation Table” above.

Name	Fees earned or paid in cash (2) ($)	Stock awards (1) ($)	All other compensation ($)	Total ($)
Wen-Han Chang	$20,500	$162,250	$-	$182,750
Yao-Chung Chiang	16,000	162,250	-	178,250
Pao-Sheng Wei	22,000	162,250	-	184,250
Chung-Yi Tsai	12,000	162,250	-	174,250
Chung-Jung Tsai	-	162,250	-	162,250
Ting-Chuan Lee	-	162,250	-	162,250
Total	$70,500	$973,500	$-	$1,044,000

(1)	The value shown reflects the grant date fair value in accordance with FASB ASC Topic 718.
(2)	Each member of the Board of who is not an employee of the Company or any of subsidiaries receives the cash compensation set forth below the 2021 NEDCP for service on the Board.

Non-Employee Director Compensation Policy (the “2021 NEDCP”)

On September 28, 2021, the Company’s Board of Directors adopted the Company’s Non-Employee Director Compensation Policy (the “2021 NEDCP” or “Policy”). On appointment to the Board, and without any further action of the Board or Compensation Committee of the Board, at the close of business on the day of such appointment, each Non-Employee Director will automatically receive an award of 22,000 restricted stock units (“RSUs”), adjusted to 4,400 shares giving effect to the 1 for 5 reverse stock split on December 14, 2023, over Common Stock (the “Appointment Grant”). The Appointment Grant shall vest in three equal annual installments, with the first installment vesting on the last day of the six-month period commencing on the grant date and each subsequent installment vesting on the last day of the six-month period commencing on the next two subsequent anniversaries of the grant date, subject to the Director’s continuous service with us on each applicable vesting date. The RSUs shall be granted pursuant to the Company’s 2021 Stock Incentive Plan and shall be subject to such other provisions set forth in the agreement evidencing the award of the RSUs, in the form adopted from time to time by the Board or the Compensation Committee of the Board.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 7, 2024, with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our common stock, (2) each of our directors, (3) each of our named executive officers, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the SEC and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of March 7, 2024. Applicable percentage ownership in the following table is based on 5,954,317 shares of common stock plus, for each individual, any securities that individual has the right to acquire within 60 days of March 7, 2024.

The information in the table below is based on information known to us or ascertained by us from public filings made by the stockholders. Except as otherwise indicated in the table below, addresses of the director, executive officers and named beneficial owners are in care of Ainos, Inc. at 8880 Rio San Diego Drive, Suite 800, San Diego, CA, 92108.

We are not aware of any arrangements, including any pledge by any person of securities of our Company or any of its parents, the operation of which may at a subsequent date result in a change in control of our Company.

Name of beneficial owner	Number of shares beneficially owned	Percentage of shares of common stock

Security ownership of certain beneficial owners:
Ainos Inc. (“Ainos KY”) (1)	3,027,487	50.84%

Security ownership of management and directors:
Chun-Hsien Tsai(1)	276,219	4.63%
Chung-Yi Tsai(1)	52,932	* %
Chun-Jung Tsai(1)	72,186	1.21%
Ting-Chuan Lee(1)	80,831	1.35%
Wen-Han Chang(2)	106,265	1.78%
Yao-Chung Chiang(3)	54,932	* %
Pao-Sheng Wei	52,932	* %
Meng-Lin Sung	61,050	1.02%
Lawrence K. Lin(4)	21,738	*
All Directors and Executive Officers as a Group (9 persons)	779,085	13.08%

*Represents beneficial ownership of less than 1%

55

(1)

Includes (i) 2,456,319 shares of common stock owned by Ainos KY; (ii) 482,168 shares of common stock pursuant to a Voting Agreement dated January 26, 2024 (the “2024 Voting Agreement”), by and among the Issuer, Ainos Inc., and Chun-Hsien Tsai, Ting-Chuan Lee, Chun-Jung Tsai, and Chung-Yi Tsai (the “Tsai Group”); and (iii)  89,000 shares of common stock pursuant to a Voting Agreement dated March 7, 2024 (the “2024 Voting Agreement II”) with Chih-Heng Lu. The voting agreement dated December 9, 2021 with Stephen T. Chen, Virginia M. Chen, the Stephen T. Chen and Virginia M. Chen Living Trust, dated April 12, 2018, and Hung Lan Lee terminated on January 26, 2024. TCNT owns a majority of the outstanding voting securities of Ainos KY and, accordingly, may be deemed, for purposes of Section 13(d) of the Exchange Act, to share beneficial ownership of the shares of common stock held by Ainos KY. TCNT’s address is 10F-2, No. 66, Shengyi 5th Rd., Zhubei City, Hsinchu County 30261, Taiwan (R.O.C.).

(2)	Includes 52,932 shares of common stock directly held by Wen-Han Chang, and 53,333 shares of common stock indirectly through his spouse, Chien-Hsuan Huang.

(3)	Includes 52,932 shares of common stock directly held by Yao-Chung Chiang, and 2,000 shares of common stock indirectly through his spouse, Hsiu-Hwei Tsai Chiang.

(4)

Includes 5,749 shares of common stock and exercisable options to acquire 4,444 shares of common stock directly owned by Mr. Lin. Also 5,511 shares of common stock and 6,034 shares of common stock reserved for warrants both beneficially owned by i2China Management Group, LLC (“i2China), of which Mr. Lin is the sole member.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	961,638	(1)(2)	$28.50	(3)	10,875	(4)
Equity compensation plans not approved by security holders	6,034	(5)	$19.88		-
Total	967,672				10,875

(1)

Includes our 2021 and 2023 Stock Incentive Plans. For a description of these plans, refer to Note 9 to the historical financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023.

(2)	Includes 954,306 shares of RSUs, and 7,332 shares of option and 6,034 shares of warrants.
(3)	As RSUs do not have any exercise price, outstanding RSUs are not included in the weighted-average exercise price calculation for options and warrants.
(4)	Includes 875 shares remaining available for issuance under the 2023 Stock Incentive Plan and 10,000 shares remaining available for issuance under the 2021 Employee Stock Purchase Plan.
(5)

6,034 shares of warrants were issued to i2China as part of the consulting engagement with Mr. Lin in May 2018. The warrant maturity was then subsequently extended and re-issued in November 2020. The warrants are fully vested and exercisable by November 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Party Transactions

In addition to the executive officer and director compensation arrangements discussed above under Item 11 “Executive Compensation”, since January 1, 2022, the following are the only transactions or series of similar transactions to which we were or will be a party in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer, beneficial holder of more than 5% of our common stock or any member of their immediate family or any entity affiliated with any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change of control and other arrangements, which are described under “Executive Compensation.

Purchase of intangible assets and equipment

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

Working Capital Advances

Ainos KY provided $800,000 in cash in exchange of a promissory note to support working capital of the Company in March 2022 (the “KY Note”). The Company paid off $530,000 of the KY Note during the year ended December 31, 2023. The KY Note bear an interest rate of 1.85% per annum. On August 17, 2023, the Company entered into extension agreements with Ainos KY to extend the maturity of the KY Note to March 31, 2025.

On March 13, 2023, the Company entered into a convertible promissory note purchase agreements pursuant to Regulation S of the Securities Act of 1933, as amended, in the total principal amount of $2,000,000 with ASE Test, Inc. (the “ASE”), a shareholder of Ainos KY (the “ASE Note”) to support working capital of the Company.

Purchase and Sales

Ainos COVID-19 Test Kits Sales and Marketing Agreement with Ainos KY

On June 14, 2021, the Company entered into an exclusive agreement with Ainos KY to serve as the master sales and marketing agent for the Ainos COVID-19 Antigen Rapid Test Kit and COVID-19 Nucleic Acid Test Kit which were developed and manufactured by Taiwan Carbon Nano Technology Corporation (the “TCNT”) (the “Sales and Marketing Agreement”). On June 7, 2021, the Taiwan Food and Drug Administration (the “TFDA”) approved emergency use authorization (the “EUA”) to TCNT for the Ainos COVID-19 Antigen Rapid Test Kit sold and marketed under the “Ainos” brand name in Taiwan. On June 21, 2022, the Company began marketing the Ainos SARS-CoV-2 Antigen Rapid Self-Test (together with Ainos COVID-19 Antigen Rapid Test Kit, the “COVID-19 Antigen Rapid Test Kits”) under a separate EUA issued by the TFDA to TCNT on June 13, 2022.

The Company incurred costs associated with manufacturing COVID-19 Antigen Rapid Test Kits by TCNT pursuant to the Sales and Marketing Agreement, totaling $46,635 and $1,968,291 for the years ended December 31, 2023 and 2022, respectively.

Product Development Agreement with TCNT

Pursuant to a five-year Product Development Agreement (the “Product Development Agreement”) with TCNT, effective August 1, 2021, the development expenses incurred were $368,372 and $618,522 for the years ended December 31, 2023 and 2022, respectively.

On January 9, 2024, the Company and TCNT entered into an addendum to the Product Development Agreement (the “Addendum Agreement”) in connection with the scope of co-development and certain terms. For products defined in the Addendum agreement, TCNT will provide facilities, equipment, mass production process technology, ISO9001 and ISO13485 related management, as well as mass production support. The procurement of parts and raw materials, rental fees, and utility expenses are excluded. The Company will pay a total fee of NT$5 million (USD$162,840) for five-years of development commencing from January 2024. The Company prepaid the full amount of the fee on January 10, 2024 at TCNT’s request. In addition, TCNT will provide non-exclusive use of certain patents related to VOC and POCT technologies for a monthly fee of $95,000 (plus 5% indirect tax), with negotiable payment terms for six months from January 2024 to June 2024. The subsequent use of the patents after June 2024 will be discussed at a later date. As of the date of the report, the Company has paid $285,000 (plus 5% indirect tax) of license fee to TCNT.

COVID-19 Antigen Rapid Test Kits Sales

The Company sold COVID-19 Antigen Rapid Test Kits to ASE’s affiliates, totaling $33,388 and $2,855,205 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the accounts receivable was nil and $177,595, respectively.

Controlling Shareholder

Taiwan Carbon Nano Technology Corporation (the “TCNT”) holds majority share of Ainos KY, which holds majority voting power of the Company as of December 31, 2023.

Director Independence

We are a “controlled company” as defined in Rule 5615(c)(1) of the Nasdaq Listing Rules because more than 50% of our voting power is held by Ainos KY through direct shareholding and voting agreement dated January 26, 2024 by and among Ainos KY, and Chun-Hsien Tsai, Ting Chuan Lee, Chun-Jung Tsai, and Chung-Yi Tsai. As a “controlled company,” we are exempt from the requirements of Rule 5605(b), (d) and (e) of the Nasdaq listing standards that would otherwise require us to have (i) a majority of independent directors on the Board, (ii) compensation and nominating committees composed solely of independent directors, (iii) the compensation of executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors, and (iv) director nominees selected or recommended to the Board for selection, either by a majority of the independent directors, or a nominating committee composed solely of independent directors. Consequently, we are exempt from independent director requirements of Rule 5605(b), (d) and (e) of the Nasdaq Listing Rules, except for the requirements under subsection (b)(2) thereof pertaining to executive sessions of independent directors and those under subsection (c) thereof pertaining to the Audit Committee. Currently, we have an Audit Committee and Compensation Committee composed solely of independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

KCCW Accountancy Corp. (KCCW) was approved and appointed as our principal accounting firm starting Q1 of 2023. The fees billed or will be billed by KCCW is as below:

Audit Fees

The aggregate fees billed and will be billed by our principal auditor for professional services rendered for the audit of annual financial statements, and for the review of quarterly financial statements for the fiscal year ended December 31, 2023, were $135,000 and were pre-approved by the Audit Committee of the Board of Directors. In addition, the fees related to re-audit of annual financial statement for the fiscal year ended December 31, 2022 were $60,000 which were also pre-approved by the Audit Committee of the Board of Directors.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

					INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-K	FILING DATE WITH SEC	FORM	EXH #	HYPERLINK TO FILINGS
3.1	Restated Certificate of Formation of the Company, dated April 15, 2021		4/21/2021	8-K	3.1	Restated Certificate of Formation of the Company, dated April 15, 2021
3.2	Certificate of Amendment to the Restated Certificate of Formation, dated August 8, 2022		8/12/2022	8-K	3.1	Certificate of Amendment, dated August 8 2022
3.3	Amended and Restated Bylaws of the Company, effective September 28, 2022		10/4/2022	8-K	3.2	Amended and Restated Bylaws, effective September 28, 2022
3.4	Amended and Restated Bylaws of the Company, effective November 27, 2023		12/14/2021	8-K	3.1	Certificate of Amendment to the Restated Certificate of Formation of Ainos, Inc., as filed with the Texas Secretary of State on November 27, 2023
4.1	Form of Common Stock Certificate		4/3/2023	10-K	4.1(a)	Form of Common Stock Certificate
4.2	Form of Warrant		8/2/2022	S-1/A	4.1	Form of Warrant
4.3	Form of Warrant Agency Agreement		8/2/2022	S-1/A	4.2	Form of Warrant Agency Agreement
4.4	Form of Convertible Promissory Note		9/29/2023	8-K	4.2	Form of Convertible Promissory Note
4.5	Form of Common Stock Purchase Warrant		9/29/2023	8-K	4.3	Form of Common Stock Purchase Warrant
4.6	Form of Placement Agent Warrant		9/29/2023	8-K	4.1	Form of Placement Agent Warrant
4.7	Description of securities	X
9.1	Voting Agreement dated September 2, 2022			13D/A	1	Voting Agreement
9.2	Voting Agreement dated on January 26, 2024		1/29/2024	13D/A	1	Voting Agreement
9.3	Termination Agreement dated on January 26, 2024		1/29/2024	13D/A	2	Termination Agreement
9.4	Voting Agreement dated on March 7, 2024	X				Voting Agreement
10.1	2018 Employee Stock Option Plan*		4/16/2019	10-K	10.72	2018 Employee Stock Option Plan

10.2	2018 Stock Option Agreement – Employee Plan*	4/16/2019	10-K	10.75	Stock Option Agreement – Employee Plan
10.3	2018 Officer, Directors, Employees and Consultants Nonqualified Stock Option Plan*	4/16/2019	10-K	10.73	2018 Officer, Directors, Employees and Consultants Nonqualified Stock Option Plan
10.4	2018 Stock Option Agreement – Nonqualified Stock Option*	4/16/2019	10-K	10.74	Stock Option Agreement – Nonqualified Stock Option
10.5	2021 Stock Incentive Plan*	3/21/2022	10-K	10.13	2021 Stock Incentive Plan
10.6	2021 Employee Stock Purchase Plan*	3/21/2022	10-K	10.12	2021 Employee Stock Purchase Plan
10.7	Non-Employee Director Compensation Policy	4/15/2022	10-K/A	10(xiv)	Non-Employee Director Compensation Policy
10.8	Ainos, Inc. 2023 Stock Incentive Plan*	6/14/2023	S-8	4.1	Ainos, Inc. 2023 Stock Incentive Plan
10.9	Patent Assignment, dated April 15, 2021, by Ainos, Inc.	4/21/2021	8-K	10.1	Patent Assignment, dated April 15, 2021, by Ainos, Inc.
10.10	Asset Purchase Agreement, dated as of November 18, 2021, between the Company and Ainos Inc.	11/22/2021	8-K	2.1	Asset Purchase Agreement, dated as of November 18, 2021, between the Company and Ainos Inc.
10.11	Amended and Restated Asset Purchase Agreement, dated as of January 29, 2022, between Ainos Inc. and Ainos, Inc.	2/3/2022	8-K	2.1	Amended and Restated Asset Purchase Agreement, dated as of January 29, 2022, between Ainos Inc. and Ainos, Inc.
10.12	Convertible Promissory Note, dated as of January 30, 2022, issued by the Company to Ainos Inc.	2/3/2022	8-K	10.1	Convertible Promissory Note, dated as of January 30, 2022, issued by the Company to Ainos Inc.

10.13	Non-Convertible Promissory Note, dated March 4, 2022, issued by the Company to Ainos Inc.	3/17/2022	8-K	10(i)	Non-Convertible Promissory Note, dated March 4, 2022, issued by the Company to Ainos Inc.
10.14	Note Extension Agreement, dated March 17, 2022, between the Company and Ainos Inc.	3/17/2022	8-K	10 (ii)	Note Extension Agreement, dated March 17, 2022, between the Company and Ainos Inc.
10.15	Form of Convertible Note Purchase Agreement, between the Company and the purchasers party thereto	4/4/2022	8-K	2.1	Form of Convertible Note Purchase Agreement, between the Company and the purchasers party thereto
10.16	Form of Convertible Promissory Note	4/4/2022	8-K	10.1	Form of Convertible Promissory Note
10.17	Security Agreement, dated as of September 28, 2023, by and between Lind Global Fund II LP and Ainos, Inc.	9/29/2023	8-K	10.1	Security Agreement, dated as of September 28, 2023, by and between Lind Global Fund II LP and Ainos, Inc.
10.18	Securities Purchase Agreement, dated as of September 25, 2023, by and between Lind Global Fund II LP and Ainos, Inc.	9/29/2023	8-K	10.2	Securities Purchase Agreement, dated as of September 25, 2023, by and between Lind Global Fund II LP and Ainos, Inc.
10.19	Placement Agent Agreement, dated as of September 25, 2023 by and between Maxim Partners LLC and Ainos, Inc.	9/29/2023	8-K	10.3	Placement Agent Agreement, dated as of September 25, 2023 by and between Maxim Partners LLC and Ainos, Inc.

10.20	Employment Agreement by and between Lawrence K. Lin and the Company effective August 1, 2021*	8/16/2021	8-K	10.1(a)	Employment Agreement by and between Lawrence K. Lin and the Company effective August 1, 2021
10.21	Extension of the consulting agreement and pre-existing warrant certificate between the Company and i2China Management Group, LLC (originally dated April 15, 2018), dated November 30, 2020	3/30/2021	10-K	10.1(J)	Extension of the consulting agreement and pre-existing warrant certificate between the Company and i2China Management Group, LLC (originally dated April 15, 2018), dated November 30, 2020
10.22	Employment Agreement, dated March 17, 2022, by and between the Company and Chun-Hsien Tsai*	3/17/2022	8-K	10(iii)	Employment Agreement, dated March 17, 2022, by and between the Company and Chun-Hsien Tsai

10.23	Employment Agreement, dated March 17, 2022, by and between the Company and Hui-Lan Wu		3/17/2022	8-K	10(iv)	Employment Agreement, dated March 17, 2022, by and between the Company and Hui-Lan Wu
10.24	Employment Agreement, dated March 17, 2022, by and between the Company and Chih-Heng Jack Lu		3/17/2022	8-K	10(v)	Employment Agreement, dated March 17, 2022, by and between the Company and Chih-Heng Jack Lu
10.25	Employment Agreement, dated May 8, 2023, by and between the Company and Meng-Lin Sung*	X				Employment Agreement, dated May 8, 2023, by and between the Company and Meng-Lin Sung
10.26	English Translation of Product Development Agreement, dated on August 1, 2021		1/12/2024	8-K	10.1	English Translation of Product Development Agreement, dated on August 1, 2021
10.27	English Translation of Addendum to the Product Development Agreement, dated on January 9, 2024		1/12/2024	8-K	10.2	English Translation of Addendum to the Product Development Agreement, dated on January 9, 2024
10.28	Ainos NISD Inabata Codevelopment Agreement - August 9, 2023, Appendix 1 and 2 redacted		11/9/2023	10-Q	10.1	Ainos NISD Inabata Codevelopment Agreement - August 9, 2023, Appendix 1 and 2 redacted
14.1	Code of Ethics		8/26/2021	8-K	14.1	Code of Ethics
19.1	Insider Trading Policy		11/15/2021	10-Q	99.5	Insider Trading Policy of the Board of Directors, as amended and adopted August 20, 2021
23.1	Consent of KCCW Accountancy Corp., independent registered public accounting firm	X
24.1	Power of Attorney	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X
32.1	Certification Of Principal Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002	X
32.2	Certification Of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002	X
97.1	Clawback policy	X

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

AINOS, INC.

Date: March 8, 2024	By:	/s/ Chun-Hsien Tsai
Chun-Hsien Tsai, Chairman of the Board, President, and
Chief Executive Officer

	By:	/s/ Meng-Lin Sung
Meng-Lin Sung, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chun-Hsien Tsai	Chairman of the Board, President, and Chief Executive Officer	March 8, 2024
Chun-Hsien Tsai

/s/ Meng-Lin Sung	Chief Financial Officer	March 8, 2024
Meng-Lin Sung

/s/ Wen-Han Chang	Director	March 8, 2024
Wen-Han Chang
By: Chun-Hsien Tsai, Attorney in fact

/s/ Yao-Chung Chiang	Director	March 8, 2024
Yao-Chung Chiang
By: Chun-Hsien Tsai, Attorney in fact

/s/ Pao-Sheng Wei	Director	March 8, 2024
Pao-Sheng Wei
By: Chun-Hsien Tsai, Attorney in fact

/s/ Ting-Chuan Lee	Director	March 8, 2024
Ting-Chuan Lee
By: Chun-Hsien Tsai, Attorney in fact

/s/ Chun-Jung Tsai	Director	March 8, 2024
Chun-Jung Tsai
By: Chun-Hsien Tsai, Attorney in fact

/s/ Chung-Yi Tsai	Director	March 8, 2024
Chung-Yi Tsai
By: Chun-Hsien Tsai, Attorney in fact

Ainos, Inc.

Financial Statements

Years ended December 31, 2023 and 2022

Audit • Tax • Consulting • Financial Advisory

Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of Ainos, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ainos, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with the U.S. generally accepted accounting principles.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of Impairment of Intangible Assets

Critical Audit Matter Description

As discussed in Notes 2 and 4 to the financial statements, the Company acquired certain finite life intellectual properties from a related party. These intellectual properties were capitalized and are amortized over their estimated useful lives. The Company assessed whether events and circumstances indicate the carrying amount of these assets may not be fully recoverable. Given the audit effort in evaluating management’s judgements of the indicators of impairment and the required degree of auditor judgment, we determined it was a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s assessment of impairment included, amongst others:

-	We evaluated management’s accounting policy related to intangible assets.

-	We evaluated the Company’s assumptions used in the estimates of undiscounted cash flow for the asset group and the conclusion reached by management.

Fair Value Valuation of Senior Secured Convertible Notes

Critical Audit Matter Description

As described in Notes 2 and 6 to the financial statements, in September 2023, the Company issued the senior secured convertible notes (the Lind Note) pursuant to a securities purchase agreement under various tranches.  The Company elected the fair value option and accounted for the Lind Note at fair value in its entirety and mark to market.

We identified the valuation of the Lind Note as a critical audit matter because of the judgments necessary for management to select valuation techniques and significant unobservable inputs to estimate the fair value. This required a high degree of auditor judgment and extensive audit effort to evaluate the appropriateness of the valuation technique and the significant unobservable inputs.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the senior secured convertible notes included:

-	We obtained an understanding and evaluated the Company’s election of accounting policy related to the Lind Note.

-	We obtained an understanding and evaluated the Company’s process and methodology used in the valuation of the Lind Note.

-	We tested the sources of data and underlying assumptions used by management.

-	We tested the mathematical accuracy.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2023.

Diamond Bar, California

March 8, 2024

KCCW Accountancy Corp.

3333 South Brea Canyon Rd. #206, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 ● Fax: +1 909 895 4155 ● info@kccwcpa.com

Ainos, Inc.

Balance Sheets

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,885,628	$1,853,362
Accounts receivable (including amounts of related party of nil and $177,595 as of December 31 2023 and 2022, respectively)	455	201,546
Inventory, net	167,593	595,222
Other current assets	419,521	195,787
Total current assets	2,473,197	2,845,917
Intangible assets, net	28,283,208	32,806,738
Property and equipment, net	876,572	1,375,676
Other assets	208,827	80,683
Total assets	$31,841,804	$37,109,014

Liabilities and Stockholders’ Equity
Current liabilities:
Contract liabilities	$112,555	$-
Convertible notes payable, related party	-	376,526
Other notes payable, related party	42,000	884,000
Accrued expenses and other current liabilities	1,182,283	1,212,386
Total current liabilities	1,336,838	2,472,912
Senior secured convertible notes measured at fair value	2,651,556	-
Convertible notes payable - noncurrent (including amounts of related party of $2,000,000 and nil as of December 31, 2023 and 2022, respectively)	3,000,000	-
Other notes payable, related party - noncurrent	270,000	-
Other long-term liabilities	135,829	8,096
Total liabilities	7,394,223	2,481,008
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 50,000,000 shares and 10,000,000 shares authorized as of December 31, 2023 and 2022, respectively; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized as of December 31, 2023 and 2022; 4,677,787 shares and 4,002,320 shares issued and outstanding as of December 31, 2023 and 2022, respectively	46,778	40,023
Common stock to be issued, 162,337 shares and nil as of December 31, 2023 and 2022, respectively	1,623	-
Additional paid-in capital	62,555,808	58,905,242
Accumulated deficit	(37,886,155)	(24,115,606)
Accumulated other comprehensive loss - translation adjustment	(270,473)	(201,653)
Total stockholders’ equity	24,447,581	34,628,006
Total liabilities and stockholders’ equity	$31,841,804	$37,109,014

See accompanying notes to  financial statements.

Ainos, Inc.

Statements of Operations

	Years ended December 31,
	2023	2022
Revenues (including amounts of related party of $33,388 and $2,855,205 for the years ended December 31, 2023 and 2022, respectively)	$122,112	$3,519,627
Cost of revenues (including amounts of related party of $118,497 and $1,968,291 for the years ended December 31, 2023 and 2022, respectively)	(375,845)	(2,114,284)
Gross (losses) profits	(253,733)	1,405,343

Operating expenses:
Research and development expenses (including amounts of related party of $368,372 and $618,522 for the years ended December 31, 2023 and 2022, respectively)	7,317,388	6,845,964
Selling, general and administrative expenses	5,635,275	8,535,591
Total operating expenses	12,952,663	15,381,555
Loss from operating	(13,206,396)	(13,976,212)

Non-operating (expenses) income
Interest expense	(144,193)	(53,528)
Issuance cost of senior secured convertible note measured at fair value	(525,643)	-
Fair value change of senior secured convertible note	94,207	-
Other income, net	12,276	23,050
Total non-operating expenses, net	(563,353)	(30,478)
Net loss before income taxes	(13,769,749)	(14,006,690)
Provision for income taxes	800	-
Net loss	$(13,770,549)	$(14,006,690)
Net loss per common share - basic and diluted	$(3.36)	$(5.14)

Weighted-average shares used in computing net loss per common share-basic and diluted	4,098,109	2,727,458

See accompanying notes to financial statements.

Ainos, Inc.

Statements of Comprehensive Loss

	Years ended December 31,
	2023	2022
Net loss	$(13,770,549)	$(14,006,690)
Other comprehensive loss:
Translation adjustment	(68,820)	(207,453)
Comprehensive loss	$(13,839,369)	$(14,214,143)

See accompanying notes to financial statements.

Ainos, Inc.

Statements of Stockholders’ Equity

Years Ended December 31, 2023 and 2022

	Preferred Stock		Common Stock		Common Stock to Be Issued		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Loss -Translation	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	(Deficit)
Balance at December 31, 2022	-	$-	4,002,320	$40,023	-	$-	$58,905,242	$(24,115,606)	$(201,653)	$34,628,006
Issuance of stock in exchange of vehicle	-	-	12,231	122	-	-	48,437	-	-	48,559
Conversion of convertible notes payable to common stock	-	-	18,666	187	-	-	274,602	-	-	274,789
Issuance of stock to settle vested RSUs	-	-	44,680	447	-	-	(447)	-	-	-
Issuance of stock for special stock bonus	-	-	600,000	6,000	-	-	1,941,000	-	-	1,947,000
Fractional shares paid out in cash for the reverse stock split	-	-	(110)	(1)	-	-	(300)	-	-	(301)
Warrants issued in connection with senior secured convertible note payable	-	-	-	-	-	-	19,893	-	-	19,893
Conversion of senior secured convertible notes to common stock	-	-	-	-	162,337	1,623	252,614	-	-	254,237
Share-based compensation	-	-	-	-	-	-	1,114,767	-	-	1,114,767
Net loss	-	-	-	-	-	-	-	(13,770,549)	-	(13,770,549)
Translation adjustment	-	-	-	-	-	-	-	-	(68,820)	(68,820)
Balance at December 31, 2023	-	$-	4,677,787	$46,778	162,337	$1,623	$62,555,808	$(37,886,155)	$(270,473)	$24,447,581
Balance at December 31, 2021	-	$-	1,925,027	$19,250	-	$-	$20,280,973	$(10,108,916)	$5,800	$10,197,107
Issuance of stock upon public offering, net of issuance cost	-	-	156,000	1,560	-	-	1,778,644	-	-	1,780,204
Issuance of stock to settle vested RSUs	-	-	106,666	1,067	-	-	(1,067)	-	-	-
Conversion of convertible notes payable to common stock	-	-	1,814,627	18,146	-	-	30,424,813	-	-	30,442,959
Share-based compensation	-	-	-	-	-	-	6,421,879	-	-	6,421,879
Net loss	-	-	-	-	-	-	-	(14,006,690)	-	(14,006,690)
Translation adjustment	-	-	-	-	-	-	-	-	(207,453)	(207,453)
Balance at December 31, 2022	-	$-	4,002,320	$40,023	-	$-	$58,905,242	$(24,115,606)	$(201,653)	$34,628,006

See accompanying notes to financial statements.

Ainos, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2023	2022
Cash flows from operating activities :
Net loss	$(13,770,549)	$(14,006,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,871,057	4,833,428
Impairment loss of property and equipment	286,777	-
Loss on inventory write-downs	235,047	-
Share-based compensation expense	1,114,767	6,421,879
Stock issued for special stock bonus	1,947,000	-
Issuance cost of senior secured convertible note measured at fair value	525,643	-
Changes in fair value of senior secured convertible note	(94,207)	-
Changes in operating assets and liabilities:
Accounts receivable	201,091	(201,546)
Inventory	221,767	(595,222)
Other current assets	(223,734)	270,411
Contract liabilities	112,555	-
Accrued expenses and others current and long-term liabilities	(121,882)	237,003
Net cash used in operating activities	(4,694,668)	(3,040,737)
Cash flows from investing activities :
Purchase of property and equipment	(92,984)	(633,823)
Increase in other assets	(8,541)	3,645
Net cash used in investing activities	(101,525)	(630,178)
Cash flows from financing activities:
Proceeds from convertible notes payable	1,000,000	850,000
Proceeds from convertible notes payable, related party	2,000,000	550,000
Proceeds from other notes payable, related party	-	800,000
Proceeds from senior secured convertible notes payable	3,000,000	-
Repayment of convertible notes payable, related party	(114,026)	-
Repayment of other notes payable, related party	(572,000)	(129,405)
Net proceeds from public offering	-	1,780,204
Payment of issuance cost of senior secured convertible note measured at fair value	(390,000)	-
Fractional shares paid out in cash for the reverse stock split	(301)	-
Net cash provided by financing activities	4,923,673	3,850,799
Effect from foreign currency exchange	(95,214)	(78,021)
Net increase in cash and cash equivalents	32,266	101,863
Cash and cash equivalents at beginning of year	1,853,362	1,751,499
Cash and cash equivalents at end of year	$1,885,628	$1,853,362

Supplemental Cash Flow Information
Cash paid for interest	$16,897	$43,254
Cash paid for income taxes	$800	$-
Noncash financing and investing activities
Purchase of equipment and intangible assets by issuing convertible notes payable to a related party	$-	$26,000,000
Conversion of convertible notes payable to common stock and accrued interest waived or converted by convertible note holders	$274,789	$30,442,959
Conversion of senior secured convertible notes to common stock	$254,237	$-
Issuance of common stock in exchange of vehicle	$48,559	$-
Payable for purchase of equipment	$5,848	$68,635

See accompanying notes to financial statements.

Ainos, Inc.

Notes to Financial Statements

December 31, 2023 and 2022

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

The Company’s POCT platforms aim to provide connected, rapid and convenient testing of a broad range of health conditions. Building on its extensive research and development of VELDONA, the Company is focused on commercializing a suite of VELDONA-based products including VELDONA Pet cytoprotein supplements and human related VELDONA therapeutics.

In 2021 and 2022, the Company acquired intellectual property from its immediate controlling shareholder, Ainos Inc., a Cayman Islands company (“Ainos KY”), and continues to expand its product portfolio into POCTs.  Pivoting from the sales of its COVID-19 POCT, the Company is commercializing POCTs that detect volatile organic compounds (the “VOC”) emitted by the body, powered by the Company’s AI Nose technology platform. The Company’s lead VOC POCT candidate, Ainos Flora, aims to quickly and easily test female vaginal health and certain common sexually transmitted infections (the “STIs”).

During the year ended December 31, 2022, the Company generated revenues from sales of COVID-19 POCT. During the year ended December 31, 2023, revenues generated from COVID-19 POCT was decreased and ceased in January 2024. The Company launched the sales of VELDONA Pet cytoprotein supplements in the second quarter of 2023 and started to earn revenue from the sales of the new products.

Public Offering and Uplisting

The Company’s registration statement related to its underwritten public offering (the “Offering”) was declared effective on August 8, 2022, and the Company’s common stock and warrants began trading on the Nasdaq Capital Market (the “Nasdaq”) on August 9, 2022 under the trading symbols “AIMD” and “AIMDW”, respectively.

Reverse Stock Splits

In connection with the Offering, the Company’s board of directors on April 29, 2022 and its shareholders on May 16, 2022 approved a 1-for-15 reverse stock split of the Company’s common stock that became effective on August 9, 2022.  Further, to comply with Nasdaq’s minimum $1.00 per share continued listing rules, the Company filed a Certificate of Amendment to its Restated Certificate of Formation on November 27, 2023, to apply for another reverse stock split of the Company’s common stock at a ratio of 1-for-5 which was effectuated on December 14, 2023 after receiving required approvals.

The par value of $0.01 and authorized shares of the Company’s common stock remain the same and were not adjusted as a result of the reverse stock splits. All issued and outstanding common stock, restricted stock units (RSUs), outstanding convertible notes, warrants and options to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to give effect to the reverse stock splits for all periods presented.

Additional information regarding the Offering and the reverse stock splits can be found in Note 7 to the financial statements.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Going Concern

As of December 31, 2023, the Company had cash and cash equivalents of $1,885,628. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements, and expected revenue primarily from the sale of VELDONA Pet cytoprotein supplements to support the Company’s clinical trial activities, largely in connection with Ainos Flora and human related VELDONA therapeutics. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

For the year ended December 31, 2023, the Company generated a net loss of $13,770,549. The Company expects to continue incurring development expenses for the next twelve months as the Company advances Ainos Flora and VELDONA therapeutics for humans through clinical development until regulatory approval is received and the sales and marketing of the products is authorized.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses and has an accumulated deficit as of December 31, 2023 of $37,886,155 and expects to incur additional losses and negative operating cash flows for at least the next twelve months. The Company’s ability to meet its obligations is dependent upon its ability to generate sufficient cash flows from operations and future financing transactions. Although management expects the Company will continue as a going concern, there is no assurance that management’s plans will be successful since the availability and amount of such funding is not certain. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosures as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on various factors, including historical experience, and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Significant items subject to estimates and assumptions include useful lives of property and equipment, valuation of stock option, warrants and senior secured convertible notes measured at fair value, undiscounted cash flows used for an impairment testing of intangible assets, inventory losses and sales return. Actual results may differ from these estimates.

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

The revenues from external customers or long-term assets are based or located in Taiwan.

Cash and Cash Equivalents

As of December 31, 2023 and 2022, cash and cash equivalents consist of cash on hand and cash in bank which is potentially subject to concentration of credit risk. Such balance is maintained at financial institutions that management determines to be of high-credit quality. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation in the U.S.A or Central Deposit Insurance Corporation in Taiwan up to certain limits. At times, such deposits may be in excess of the insurance limit. The Company has not experienced any losses on its deposits.

Allowances for Doubtful Accounts

The allowances for doubtful accounts represent management’s best estimate of the expected future credit losses from the Company’s accounts receivable. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net loss. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company has not experienced significant customer payment defaults, or identified other significant collectability concerns at December 31, 2023 and 2022.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost including amounts related to materials, labor and overhead is determined on a first-in, first-out basis for COVID-19 POCT or weighted-average basis for VELDONA Pet cytoprotein supplements. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The valuation of inventory requires management to estimate excess and obsolete inventory. Reserves for excess and obsolete inventory are primarily based on management’s estimates of forecasted sales, usage levels and expiration dates. The Company records inventory loss for excess and obsolete inventory within cost of revenues.

Intangible Assets

Intangible assets, mainly consisting of patents are initially recorded at fair value and stated net of accumulated amortization and, if applicable, impairments. The Company amortizes its intangible assets that have finite lives using the straight-line method. Amortization is recorded over the estimated useful lives ranging from 5 to 19 years.

The Company evaluates the recoverability of its definite lived intangible assets together with property and equipment whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group in accordance with ASC 360-10, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets (ASC 360-10). If the carrying value of an asset or asset group exceeds its undiscounted cash flows, the Company estimates the fair value of the assets using market participant assumptions pursuant to ASC 820, Fair Value Measurements.

During the fourth quarter of 2023, the Company reassessed its short-term and long-term commercial plans for its VOC POCT related products which is identified as an asset group being assigned the major intangible assets and identified that an impairment testing is warranted for the intangible assets. As a result, the Company performed an undiscounted cash flow analysis pursuant to ASC 360-10 to determine if the cash flows expected to be generated by the VOC POCT products over the estimated remaining useful life of its primary assets were sufficient to recover the carrying value of the asset group. Based on this analysis, the undiscounted cash flows were sufficient to recover the carrying value of the long-lived assets. Thus, no impairment loss is needed.

To estimate the undiscounted cash flow of the asset group, the Company used assumptions requiring significant judgment, including judgment about when the in-development product can be commercialized, estimated selling price and sales volume of the in-development product and the amount and timing of other cash outflows required to complete the development, commercialization and sales of the product. The forecasted cash flows were based on the Company's most recent strategic plan and for periods beyond the strategic plan, the Company's estimates were based on assumed growth rates expected as of the measurement date. The Company believes its assumptions were consistent with the strategic plans and business goals.

Property and Equipment

Property and equipment are stated on the basis of historical cost less accumulated depreciation and impairment. Expenditures which materially increase value or extend useful lives of assets are capitalized, while maintenance and repairs which do not improve or extend the lives of the respective assets are charged to operations when incurred. Gains and losses on the retirement or disposal of individual assets are included in the results of operations. Depreciation is provided using the straight-line method over estimated useful lives of assets including 3 to 6 years for machinery and equipment and 2 to 5 years for furniture and fixture.

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

The Company elected to account for the senior secured convertible notes issued to Lind Global Fund II LP (the “Lind Note”) using FVO, which allows for valuing the Lind Note at fair value in its entirety versus bifurcation of the embedded derivatives (see Note 6). The fair value of the Lind Note is determined using a binomial lattice valuation model, which is widely used for valuing convertible notes. The significant assumption used in the model is volatility of the Company's common stock. If different assumptions are used, the fair value of the convertible notes and the change in estimated fair value could be materially different. A significant increase in the volatility of the market price of the Company’s common stock, in isolation, would result in a significantly higher fair value; and a significant decrease in volatility would result in a significantly lower fair value.

Foreign Currency Translation

Assets and liabilities of a foreign entity whose functional currency is the local currency are translated to U.S. dollar at the exchange rate in effect at each balance sheet date. Before translation, the Company re-measures foreign currency denominated assets and liabilities into the functional currency of the respective entity, resulting in unrealized gains or losses recorded in the Statements of Operations. Revenues and expenses are translated using average exchange rates during the respective period. Foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

Revenue Recognition

The Company accounts for revenue pursuant to ASC 606, Revenue from Contracts with Customer (ASC 606) and generates revenue from the sale of its products, primarily COVID-19 POCT and VELDONA Pet cytoprotein supplements in Taiwan.

The Company considers revenue to be earned when all of the following criteria are met: the Company has a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the amount the Company expects to receive, including an estimate of uncertain amounts subject to a constraint to ensure revenue is not recognized in an amount that would result in a significant reversal upon resolution of the uncertainty, is determinable; and the Company has transferred control of the promised items to the customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the contract. The transaction price for the contract is measured as the amount of consideration the Company expects to receive in exchange for the goods and services expected to be transferred. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control of the distinct good or service is transferred. Transfer of control for the Company's products is generally at shipment or delivery, depending on contractual terms. As such, the Company has one performance obligation related to product sales which is satisfied at a point in time.

The Company recognizes a receivable when it has an unconditional right to payment. Payment terms are typically 30 to 60 days based on the contractual term.

Shipping and Handling Costs

Shipping and handling costs represent those costs incurred in operating and staffing fulfillment, including costs attributable to receiving, inspecting, picking, packaging, and preparing customer orders for shipment, and outbound freight costs associated with shipping orders to customers. Shipping generally occurs prior to the transfer of control to the customer and is therefore accounted for as a fulfillment expense. Shipping and handling fees billed to the customers are recorded as revenue.

Research and Development

Costs incurred for the research and development (the “R&D”) of the Company’s products are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. Nonrefundable advance payments for goods or services to be received in the future by the Company for use in R&D activities are deferred. The deferred costs are expensed as the related goods are delivered or the services are performed.

Advertising Costs

Costs associated with the Company’s advertising is expensed as incurred and are included in selling, general and administrative expenses in the Statements of Operations. During the years ended December 31, 2023 and 2022, the Company expensed $59,123 and nil, respectively, for advertising costs, which is comprised primarily of producing costs, print and internet advertising fees.

General and Administrative

General and administrative expenses mainly include compensation costs, share-based compensation expense and professional service fees. For the years ended December 31, 2023 and 2022, the compensation costs and professional service fees were $1,950,612 and $1,594,637, respectively. As of December 31, 2023 and 2022, the accrued compensation cost and professional service fees were $1,077,941 and $889,987, respectively, which were presented in the Accrued expenses and other current liabilities on the Balance Sheets.

Share-Based Compensation

Share-based compensation expense is recorded in accordance with ASC 718, Compensation – Stock Compensation, for stock, RSUs and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is the vesting period. The Company has adopted the simplified method to account for forfeitures of employee awards as they occur and as a result, the Company records compensation cost assuming all grantees will complete the requisite service period. If an employee forfeits an award because they fail to complete the requisite service period, the Company will reverse compensation cost previously recognized in the period the award is forfeited.

Fair Value of Financial Instruments

The fair value of financial instruments is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company measures financial instruments at fair value at each reporting period using a fair value hierarchy that requires to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs that are supported by little or no market activity.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, convertible notes payable, current, and other notes payable, current, approximate their fair value because of their short-term nature. The carrying value of long-term debt related to noncurrent convertible notes payable, other notes payable and accrued interest expense approximates its fair value after calculating present value at observable market interest rate.

In addition, the Company elected FVO to measure the senior secured convertible notes using Level 3 inputs on issuance and at each reporting date. Significant unobservable inputs used in the binominal lattice valuation model is the expected volatility of the Company’s common stock. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The following table sets forth a reconciliation of senior secured convertible notes measured as  Level 3 financial instrument: (nil as of December 31, 2022).

December 31, 2023
Beginning of year	$-
Issue	3,000,000
Conversion into common stock	(254,237)
Change in fair value – gain	(94,207)
End of year	$2,651,556

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

The Company recognizes a tax benefit from uncertain tax positions only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authorities’ administrative practices and precedents. The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being recognized upon settlement. The Company did not recognize any tax benefits from uncertain tax positions during the years ended December 31, 2023 and 2022. The Company recognizes tax-related interest and penalties, if any, as a component of income tax expense.

Net Loss Per Common Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since the effect of potentially dilutive securities is anti-dilutive given the net loss of the Company.

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

3. Inventory, net

Inventory stated at cost, net of reserve, consisted of the following:

	December 31,
	2023	2022
Raw materials	$92,708	$393,253
Work in process	1,208	111,119
Finished goods	73,677	90,850
Total	$167,593	$595,222

Inventory related to COVID-19 POCT write-downs to estimated net realizable values and excess and obsolete inventory loss were $235,047 and nil for the years ended December 31, 2023, and 2022, respectively.

The Company identified certain raw material that could be used for research and development of new POCT products and reclassified $255,000 of inventory to research and development material presented in the other current assets during the year ended December 31, 2023.

As of December 31, 2023 and 2022, the inventory consisted of $167,593 and nil, related to the Company’s new product VELDONA Pet cytoprotein supplements.

4. Intangible assets, net

Intangible assets are stated at cost less accumulated amortization, and consist of the following at December 31, 2023 and 2022:

	December 31,
	2023	2022
Patents acquired	$39,143,975	$39,143,975
Others	227,009	227,511
Total cost	39,370,984	39,371,486
Less: accumulated amortization	(11,087,776)	(6,564,748)
Intangible assets, net	$28,283,208	$32,806,738

Amortization expense for the years ended December 31, 2023 and 2022 was $4,523,516 and $4,522,002, respectively. No impairment loss was recorded in 2023 and 2022.

Estimated future amortization expense is as follows:

2024	$4,534,864
2025	4,522,512
2026	4,522,345
2027	4,521,505
2028	4,533,858
Thereafter	5,648,124
Total expense	$28,283,208

5. Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and impairment, and consist of the following at December 31, 2023 and 2022:

	December 31,
	2023	2022
Machinery and equipment	$1,137,352	$1,063,765
Furniture and fixture	669,502	620,064
Total cost	1,806,854	1,683,829
Less: accumulated depreciation and impairment	(930,282)	(308,153)
Property and equipment, net	$876,572	$1,375,676

Depreciation expense for the years ended December 31, 2023 and 2022 was $328,938 and $291,706, respectively.

The Company charged $286,777 and nil of impairment loss to the equipment related to COVID-19 POCT and classified it to the research and development expenses for the years ended December 31, 2023 and 2022, respectively.

6. Debts

The Company issued promissory notes to creditors for funding. As of December 31, 2023 and 2022, the details of the notes are as follows:

	December 31,
	2023	2022
Convertible notes payable, related party – current (Chen Note)	$-	$376,526
Other notes payable, related party – current	42,000	884,000
Other notes payable, related party – noncurrent (KY Note)	270,000	-
March 2025 Convertible Notes, related party – noncurrent (ASE Note)	2,000,000	-
March 2025 Convertible Notes – noncurrent (Lee Note)	1,000,000	-
Senior secured convertible notes payable (Lind Note) – at fair value	2,651,556	-
	$5,963,556	$1,260,526

The Company received funding in the form of convertible promissory note from Dr. Stephen T. Chen, the former Chief Executive Officer or Chen (the “Chen Note”), in 2016 for the purpose of supporting working capital. The Chen Note was payable on demand and was convertible into common stock of the Company at the conversion price of $12.60 or $14.05 per share. The Chen Note bore an interest rate of 0.75% or 0.65%. During the year ended December 31, 2023, $114,026 of the Chen Note was paid off in cash and the remaining $262,500 of the Chen Note was assigned by Chen to unrelated parties who exercised the conversion right and converted the Chen Note into 18,666 shares of common stock of the Company. The accrued interest expense related to the converted Chen Note was waived by Chen and the assigned parties.

The other notes payable was issued to Ainos KY in exchange for $800,000 in cash to support working capital of the Company in March 2022 (the “KY Note”). The Company paid off $530,000 of the KY Note during the year ended December 31, 2023. Another note payable was issued to i2China Management Group, LLC (“i2China”) in exchange for consulting services in 2020 (the “i2China Note”) which remains outstanding for the amount of $42,000 as of December 31, 2023. Both the KY Note and the i2China Note bear an interest rate of 1.85% per annum. On August 17, 2023, the Company entered into extension agreements with Ainos KY and i2China to extend the maturity of the KY Note and i2China Note to March 31, 2025 and September 1, 2024, respectively.

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

Convertible Note Issued to ASE Test, Inc. (the “ASE Note”)

Pursuant to the one of the aforementioned agreements, ASE Test, Inc. (the “ASE”), a shareholder of Ainos KY, committed to pay a total aggregate amount of $2,000,000 to the Company in exchange for convertible promissory note(s) in three tranches in the amounts of $1,000,000 (the “First Tranche”), $500,000 (the “Second Tranche”), and $500,000 (the “Third Tranche”) conditioned, among other things, on the Company achieving certain business milestones. As of December 31, 2023, the Company received $2,000,000 in cash upon achieving pre-defined business milestones.

Convertible Note Issued to Li-Kuo Lee (the “Lee Note”)

The Company issued a convertible note in the principal amount of $1,000,000 to an unrelated party, Li-Kuo Lee, in exchange of $1,000,000 in cash. As of December 31, 2023, the full amount of the payment was received.

The March 2025 Convertible Notes will mature in two years from the issuance dates, bearing interest at the rate of 6% compounded interest per annum. At any time after the issuance and before the maturity date, the Notes are convertible into the common stock of the Company at the conversion price of $7.50 per share, subject to anti-dilutive adjustment as set forth in the Notes. Unless previously converted, the Company shall repay the outstanding principal amount plus all accrued and unpaid interest on the maturity date. The Notes shall be an unsecured general obligation of the Company.

The total interest expense of convertible notes payable, other notes payable and March 2025 Convertible Notes for the years ended December 31, 2023 and 2022, were $132,843 and 49,994, respectively, among which were with related party for amounts of $83,622 and $49,994, respectively. As of December 31, 2023 and 2022, the unpaid accrued interest expense was $138,939 and $90,735, respectively, among which $135,829 and nil was long-term liabilities, respectively. Among the unpaid accrued interest expense, $90,743 and $90,735, respectively, was with related party as of December 31, 2023 and 2022.

Senior Secured Convertible Notes Payable

On September 25, 2023, the Company entered into a securities purchase agreement (the “SPA”) with Lind Global Fund II LP (the “Lind”). The SPA provides for loans in an aggregate amount of up to $10,000,000 under various tranches to fund clinical trials, commercial product launch and working capital of the Company. On September 28, 2023, the initial closing date, the Company issued and sold to Lind, in a private placement, (a) a senior secured convertible promissory note in the aggregate principal amount of $2,360,000 (the “Lind Note”) and (b) warrants to purchase 460,829 shares of common stock at an exercise price of $4.50 per share of common stock (the “Lind Warrant”) for a cash amount of $2,000,000. On December 21, 2023, an additional $1,000,000 was drawn down after certain conditions were met. The aggregate principal amount of the Lind Note was increased to $3,540,000 and the shares of common stock Lind Warrant can purchase was increased to 691,244 shares. The Lind Note does not bear any interest and matures on March 28, 2025.

Following the earlier to occur of (i) 90 days from the date of the SPA or (ii) the date the resale Registration Statement is declared effective by the SEC, the Lind Note is convertible into shares of the Company’s common stock at the option of Lind at any time with the conversion price at lower of $7.50 per share, subject to adjustment, or 90% of stock price as defined in the SPA. Under certain conditions as defined in the SPA, the Company can prepay the note at 105% of the outstanding principal amount or Lind can put back the note at 105%, when there is a change of control, or 120%, when there is an event of default, of the outstanding principal amount, etc. Lind converted $300,000 of principal amount of the Lind Note into 162,337 shares of common stock on December 29, 2023. After the conversion, the remaining principal amount of the Lind Note was $3,240,000 as of December 31, 2023.

From an accounting perspective, the Lind Note is considered a debt host instrument embedded with issuer’s call and investor’s contingent puts, and is issued at substantial discount. The Company elects the fair value option (the “FVO”) to account for the Lind Note at fair value and mark to market each quarter. As of December 31, 2023, the fair value of the Lind Note was $2,651,556. For the year ended December 31, 2023, the change in the fair value of the Lind Note was recorded in the Statements of Operations at amount of $94,207. No portion of the change in fair value was related to changes in credit risk of the Company which would be charged to other comprehensive loss if any.

The Company has granted to Lind a senior security interest in all of the Company’s right, title, and interest in, to and under all of the Company’s property, subject to certain exceptions as set forth in the SPA. The Lind Note includes certain non-financial covenants and as of December 31, 2023, the Company was in compliance with these covenants. The issuance cost related to the first tranche of $3,000,000 of the Lind Note, including a commitment fee charged by Lind, placement agent fee and warrants, and legal fees is $525,643, which is expensed off due to FVO election. $159,250 of the remaining insurance cost related to the future funding of $7,000,000 offered by the SPA is deferred as other assets on the Balance Sheets and will be expensed off upon each closing or when the Company does not expect to complete the remaining funding.

Convertible notes converted into common stock upon closing of the Public Offering in August 2022

APA Convertible Note

Ainos KY and the Company entered into an Asset Purchase Agreement dated as of November 18, 2021 (the “Asset Purchase Agreement”), as modified by an Amended and Restated Asset Purchase Agreement dated as of January 29, 2022 (the “Amended Asset Purchase Agreement”).

Pursuant to the Asset Purchase Agreement, the Company acquired certain intellectual property assets and certain manufacturing, testing, and office equipment for a total purchase price of $26,000,000. As consideration, the Company issued to Ainos KY a convertible promissory note in the principal amount of $26,000,000 upon closing on January 30, 2022 (the “APA Convertible Note”). The APA Convertible Note was matured on January 30, 2027 and had no interest bearing. Prepayment was permitted in whole or in part without penalty.

March 2027 Convertible Notes

In March and April of 2022, the Company issued convertible notes pursuant to certain Convertible Note Purchase Agreements under Regulation S to investors for a total cash amount of $1,400,000, including from related parties for a cash amount of $550,000, with maturity on March 30, 2027 (the “March 2027 Convertible Notes”). The Company can prepay the notes in whole or in part without penalty. The March 2027 Convertible Notes were non-interest bearing.

The APA Convertible Note, the March 2027 Convertible Notes together with convertible notes issued to Ainos KY in 2021 in the aggregate total amount of $30,442,959 were fully converted to 1,814,627 shares of common stock upon closing of the Offering in August 2022.

7. Stockholders’ Equity

Preferred Stock

The Company increased authorized shares of preferred stock from 10,000,000 shares to 50,000,000 shares upon the filing of an amendment to the Company’s Certificate of Formation with the Secretary of State of Texas on November 27, 2023. No shares of preferred stock were issued and outstanding as of December 31, 2023 and 2022.

Common Stock

Holders of common stock are entitled to one vote per share, and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders.

The Company has 300,000,000 shares of common stock authorized for issuance at par value of $0.01. As of December 31, 2023, 4,677,787 shares of common stock were issued and a total of 3,657,087 shares were reserved for conversion of convertible notes (1,794,971 shares), warrants issued to investors or in connection with funding's (894,444 shares) and share-based compensation awards (967,672 shares).

The Company issued 600,000 shares of common stock to directors, officers, and consultants for achieving non-financial milestones or for on-boarding bonuses. The fair value of the special stock bonus was $1,947,000 based on the closing price of the common stock at the date of major shareholder approval was obtained and was recorded immediately as selling, general and administrative expenses in the Statements of Operations as no future service is required.

For the year ended December 31, 2023, the Company issued 12,231 and 18,666 shares of common stock in exchange of a vehicle (Note 12) and upon conversion of Chen Note (Note 6), respectively. Upon conversion of the portion of the Lind Note on December 29, 2023, the Company was obligated to issue 162,337 shares of common stock to Lind as of December 31, 2023 which were subsequently issued in January 2024 (Note 6).

Public Offering of Common Stock and Warrants

The Company completed its public offering (the “Offering”) of an aggregated 780,000 units at a price of $4.25 per unit on August 9, 2022. Each unit issued in the Offering consisted of 0.2 share of common stock and one unit of warrant to purchase 0.2 share of common stock of the Company at a price of $21.25 per share (the “Public Warrants”). In addition, the Company issued its underwriters a 45-day over-allotments option to purchase up to an additional 23,400 shares of common stock and/or up to an additional 117,000 units of Public Warrants at the public offering price. The underwriters exercised its option to purchase an additional 117,000 units of Public Warrants at $0.01 per unit for a total cash proceeds of $1,170. The Company received aggregate net proceeds of approximately $1.78 million after deducting direct offering cost of approximately $1.54 million including underwriting commissions and legal fees.

The Public Warrants may be exercised from February 5, 2023 (181 days from the effective date of the Company’s S-1 Registration Statement made effective August 8, 2022, hereafter “Registration Date”) to August 8, 2027 (5 years from the Registration Date). The fair value of the Public Warrants was around $3.28 million and was determined using the Black-Scholes option pricing model with the assumptions: $18.30 of stock price, $21.25 of stike price, 5-year expected term, 277% of expected volatility, 0% of expected dividend rate and 2.97% of risk-free interest rate.

On August 11, 2022, the Company agreed to issue to the representative of the underwriters warrants to purchase up to a total of 7,800 shares of common stock (the “Representative’s Warrants”) pursuant to an underwriting agreement. The Representative’s Warrants are exercisable at $23.375 per share, are initially exercisable 180 days after the effective date of the Offering and have a term of five years from their initial exercise date. The fair value of the Representative’s Warrants was around $107 thousands which was recorded in the additional paid-in capital and was determined using the Black-Scholes option pricing model with the assumptions: $13.75 of stock price, $23.375 of strike price, 5-year expected term, 304% of expected volatility, 0% of expected dividend rate and 2.91% of risk-free interest rate.

The direct issue cost paid in cash of $1.54 million together with the cost of the Representative's Warrants was allocated based on the relative fair value of common stocks issued for the Offering and the Public Warrants, and was recorded as a reduction to the additional paid-in capital.

Upon completion of the Offering, convertible notes outstanding in the principal amount of $30.4 million and accrued interest of $42,959 were automatically converted into 1,814,627 shares of common stock. Refer to Note 6.

Warrants

As of December 31, 2023 and 2022, warrants issued and outstanding in connection with financing are summarized as below:

	December 31,
(In number of shares of common stock to purchase when warrants exercised)	2023	2022
Lind Warrant with exercise price of $4.50	691,244	-
Public Warrants with exercise price of $21.25	179,400	179,400
Representative’s Warrants with exercise price of $23.375	7,800	7,800
Placement agent warrant with exercise price of $8.25	16,000	-
Total	894,444	187,200

As discussed in Note 6, the Company issued the Lind Warrant on September 28, 2023 and December 21, 2023 in connection with the private placement of the Lind Note. The Company total issued 16,000 shares of warrants with an exercise price of $8.25 per share to the placement agent as the agent fee. Each warrant has a contractual term of 5 years and can be exercised for the purchase of one share of common stock of the Company. The carrying amount of the Lind Warrant is nil after allocating proceeds to the Lind Note measured at fair value. The fair value of the placement agent warrant is estimated as $19,893 using the Black-Scholes Model.

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the warrants issued in connection with the underwritten public offering and the private placement of Lind Note qualify for equity accounting treatment and are recorded as additional paid-in capital.

As of December 31, 2023, none of the warrants have been exercised nor have expired. The remaining contractual life of the warrants was 4.5 years as of December 31, 2023.

Dividends

The Company has never declared or paid, and does not anticipate declaring or paying, any cash dividends on any of its capital stock. The Company does not anticipate paying any dividends in the foreseeable future, and currently intends to retain all available funds and any future earnings for use in the operation of the business, to finance the growth and development and for future repayment of debt. Future determinations as to the declaration and payment of dividends, if any, will be at the discretion of the Company’s board of directors and will depend on then-existing conditions, including operating results, financial condition, contractual restrictions, capital requirements, business prospects and other factors of the Company that the board of directors may deem relevant.

8. Revenue

Revenue is recognized upon shipment of products based upon contractually stated pricing at predetermined payment terms. For the year ended December 31, 2022, the Company generated revenue solely from sales of COVID-19 POCT in the Taiwan market. Due to a slowdown of the sales of the COVID-19 POCT, the revenue generated in 2023 decreased. There was no revenue recognized from performance obligation satisfied or partially satisfied in prior periods, nor were there any unsatisfied performance obligations related to the sales of COVID-19 POCT as of December 31, 2023 and 2022.

The Company started to manufacture and deliver VELDONA Pet cytoprotein supplements to on-line and off-line distribution channels beginning the third quarter of 2023. Revenue from sales through on-line platform were recognized after the expiration of right of return which was offered for a limited time. Revenue from sales through off-line distribution channels was recognized only to the extent that the product sold was not expected to be returned. The Company has not generated material revenue from sales of VELDONA Pet cytoprotein supplements. As of December 31, 2023, $112,555 of contract liabilities was recorded for the cash received in advance from distribution channels during the year.

9. Share-Based Compensation

2023 Stock Incentive Plan

The Company effectuated an amendment to its 2021 Stock Incentive Plan, now restated as the Company 2023 Stock Incentive Plan (the “2023 SIP” or “Plan”) which includes, among other things, a change in the number of reserved shares under the Plan.  Under the 2023 SIP, subject to a change in capital structure or a change in control, the aggregate number of shares which may be issued or transferred pursuant to awards under the Plan will be equal to up to twenty percent (20%) of shares of outstanding common stock of the Company existing as of December 31st of the previous calendar year (the “Plan Share Reserve”). Upon the effectiveness of the 2023 SIP on February 16, 2023, the aggregate number of shares which may be issued pursuant to awards under the Plan is 871,075 shares of common stock, including shares that remained available for grant under the 2021 Stock Incentive Plan. As of December 31, 2023, 870,200 shares have been granted under the 2023 SIP during the year ended December 31, 2023.

2021 Stock Incentive Plan

On June 20, 2022, the Company’s 2021 Stock Incentive Plan (the “2021 SIP”) was effective following an approval by its sharholders. The 2021 SIP seeks to attract and retain key personnel, and to strengthen the commitment of the Company’s directors, officers, employees, consultants and advisors by making available equity interests in the Company or compensation measured by reference to the value of Company’s common stock. The 2021 SIP provides for the issuance of up to 266,666 shares of the Company’s common stock pursuant to equity awards, including options, stock appreciation rights and restricted stock units. No shares were granted or issued under the 2021 SIP.

2021 Employee Stock Purchase Plan

On June 20, 2022, the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was effective following an approval by its shareholders. The 2021 ESPP provides eligible employees (as such term is defined in the ESPP) with an opportunity to purchase common stocks of the Company at a discount through voluntary contributions and is intended to qualify as an employee stock purchase plan under Section 423 of the U.S. Internal Revenue Code of 1986, as amended. A total of 10,000 shares of common stock have made available for issuance under the ESPP. As of December 31, 2023, no shares were issued under the 2021 ESPP.

Based on the aforementioned plans, the Company will issue new shares upon option exercise or shares vested.

Restricted Stock Units (“RSUs”)

RSUs entitle the recipient to be paid out an equal number of common stock shares upon vesting which is generally 3 years. The fair value of RSUs is based on the closing price of the underlying stock on the date of grant. A summary of the Company’s RSUs activity and related information for the years ended December 31, 2023 and 2022 is as follows:

	For the Year Ended December 31,
	2023		2022
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance at January 1	160,000	$12.08	-	$-
RSUs granted	870,200	$3.46	266,666	$29.45
RSUs vested	(44,680)	$13.11	(106,666)	$55.5
RSUs forfeited	(31,214)	$5.28	-	$-
Unvested balance at December 31	954,306	$4.39	160,000	$12.08

Stock Options and Warrants

A summary of option activity for the years ended December 31, 2023 and 2022 is presented below.

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	7,332	$28.50	9.3	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2022	7,332	28.50	8.3	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2023	7,332	$28.50	7.3	$-
Vested or expected to vest at December 31, 2023	7,332	$28.50	7.3	$-
Exercisable at December 31, 2023	5,110	$28.50	7.2	$-

As of December 31, 2023, 6,034 shares of warrants which were granted to i2China Management Group, LLC in November 2020 were outstanding and remained unexercised. The warrants were fully vested and exercisable as of December 31, 2023. The exercise price of the warrant is $19.88 with remaining contractual term in 1.9 years.

The Company used the Black-Scholes option pricing model to value the above option and warrant awards to determine the grant date fair value. The contractual term of the option and warrant is 10 years and 5 years, respectively.

Share-Based Compensation

The RSUs, options and warrants (the “Awards”) were granted to employees and consultants with service conditions. The share-based compensation expense of the Awards for the years ended December 31, 2023 and 2022 were $1,114,767 and $6,421,879, respectively.

	For the Year Ended December 31,
	2023	2022
Selling, general and administrative expenses	$875,509	$6,394,198
Research and development expenses	220,723	24,232
Cost of revenues	18,535	3,449
Total	$1,114,767	$6,421,879

The total income tax benefit recognized in the Statements of Operations for the share-based compensation arrangements were nil for the years ended December 31, 2023 and 2022. Compensation cost capitalized as part of inventory has been minimal.

As of December 31, 2023, the total unrecognized compensation cost related to the Awards was $3,373,298, which is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the years ended December 31, 2023 and 2022 was $745,706 and $6,080,095, respectively.

10. Income Taxes

The components of the provision (benefit) for income taxes consist of the following:

	For the Year Ended December 31,
	2023	2022
Current federal taxes	$-	$-
Current state taxes	800	-
Current tax provision	800	-
Deferred tax provision	1,573,000	2,837,000
Change in valuation allowance	(1,573,000)	(2,837,000)
Total income tax expense provision	$800	$-

A reconciliation of the statutory tax rates to the effective tax rates applicable to the Company is as follows:

	For the Year Ended December 31,
	2023	2022
Statutory federal income tax rate	21%	21%
Permanent differences	0%	0%
Deferred adjustment	(5%)	0%
State income tax expense	0%	0%
Change in valuation allowance	(16%)	(21%)
Effective income tax rate	0%	0%

The components of the Company’s deferred tax asset and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets (liabilities)
Net operating loss carry forwards	$7,394,000	$6,480,000
Amortization	1,025,000	627,000
Depreciation	28,000	-
Capitalized research and development	290,000	187,000
Share-based compensation	232,000	109,000
Other temporary differences	46,000	60,000
Total deferred tax assets	9,015,000	7,463,000
Depreciation	-	(21,000)
Total deferred tax liabilities	-	(21,000)
Valuation allowance	(9,015,000)	(7,442,000)
Net deferred tax assets	$-	$-

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. The Company has a valuation allowance against the full amount of its net deferred tax assets due to the operating loss history of the Company. The effect of a change in tax rates or laws on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date of the rate change.

As of December 31, 2023, the Company had U.S. federal net operating loss carryforwards of approximately $35,211,000. The federal net operating loss carryforwards generated through December 31, 2017 of $12,886,000 will expire in 2024 through 2037, while $22,325,000 of federal net operating loss carryforwards generated in post December 31, 2017 or later do not expire due to the provisions in the Tax Cuts and Jobs Act, but may only offset 80% of taxable income in periods of future utilization. The state net operating loss carryovers has been immaterial.

The Company files returns with the U.S. federal government, and various state jurisdictions. The Company’s returns have been, and could in the future, subject to examination which may, or may not, have an impact to the financial statements.

11. Net Loss per Common Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	For the Year Ended December 31,
	2023
Net loss attributable to common stockholders, basic and diluted	$(13,770,549)	$(14,006,690)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	4,098,109	2,727,458
Net loss per share attributable to common stockholders, basic and diluted	$(3.36)	$(5.14)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	For the Year Ended December 31,
	2023	2022
Option and RSUs to purchase common stock	961,638	167,332
Warrants to purchase common stock	900,478	193,234
Convertible notes to purchase common stock	2,197,573	27,904
Total potential shares	4,059,689	388,470

12.  Related Party Transactions

During the years ended December 31, 2023 and 2022, other than disclosed elsewhere, the Company had the following material related party and related party transactions:

Related Party

Controlling shareholders

Taiwan Carbon Nano Technology Corporation (the “TCNT”) is the controlling shareholder of the Company through its controlling interests in Ainos KY who is an immediate controlling shareholder of the Company as of December 31, 2023. The Company acquired the POCT intellectual properties from Ainos KY. TCNT manufactures COVID-19 antigen test kits sold by the Company and has a product development agreement with the Company. The Company relies on TCNT to manufacture or develop POCT products and has a concentration risk on the sole supplier.

Entity under common control

AI Nose Corporation, a wholly owned subsidiary of Ainos KY is under common control with the Company.

Related Party Transactions

Purchase

Ainos COVID-19 Test Kits Sales and Marketing Agreement with Ainos KY

On June 14, 2021, the Company entered into an exclusive agreement with Ainos KY to serve as the master sales and marketing agent for the Ainos COVID-19 Antigen Rapid Test Kit and COVID-19 Nucleic Acid Test Kit which were developed and manufactured by TCNT, a controlling shareholder of Ainos KY (the “Sales and Marketing Agreement”). On June 7, 2021, the Taiwan Food and Drug Administration (the “TFDA”) approved emergency use authorization (the “EUA”) to TCNT for the Ainos COVID-19 Antigen Rapid Test Kit sold and marketed under the “Ainos” brand name in Taiwan. On June 21, 2022, the Company began marketing the Ainos SARS-CoV-2 Antigen Rapid Self-Test (together with Ainos COVID-19 Antigen Rapid Test Kit, the “COVID-19 Antigen Rapid Test Kits”) under a separate EUA issued by the TFDA to TCNT on June 13, 2022.

The Company incurred costs associated with manufacturing COVID-19 Antigen Rapid Test Kits by TCNT pursuant to the Sales and Marketing Agreement, totaling $46,635 and $1,968,291 for the years ended December 31, 2023 and 2022, respectively.

Due to the expiration of EUA to TCNT, excess materials, supplies and mode purchased by TCNT were sold back to the Company. As a result, the Company absorbed $33,002 of losses which was recorded in the cost of revenues.

Manufacturing Service Agreement with TCNT for the VELDONA Pet Cytoprotein Supplements

On August 28, 2023, the Company entered into a manufacturing service agreement with TCNT, together with another third-party vendor, to manufacture pet supplement products. The Company incurred costs totaling $38,860 for the year ended December 31, 2023.

As of December 31, 2023 and 2022, the accounts payable to TCNT for the above two products were $323 and $24,365, respectively.

Product Development Agreement with TCNT

Pursuant to a five-year Product Development Agreement (the “Product Development Agreement”) with TCNT, effective August 1, 2021, the development expenses incurred were $368,372 and $618,522 for the years ended December 31, 2023 and 2022, respectively. In October 2023, the Company prepaid TCNT the estimated development expenses for the amount of $67,970. As of December 31, 2023, the remaining prepayment was $26,511. As of December 31, 2022, the accounts payable to TCNT for the development was $70,113. Under the Product Development Agreement, the Company made deposits of $31,511 and $31,490 to TCNT as of December 31, 2023 and 2022, respectively.

On January 9, 2024, the Company and TCNT entered into an addendum to the Product Development Agreement (the “Addendum Agreement”) in connection with the scope of co-development and certain terms. For products defined in the Addendum agreement, TCNT will provide facilities, equipment, mass production process technology, ISO9001 and ISO13485 related management, as well as mass production support. The procurement of parts and raw materials, rental fees, and utility expenses are excluded. The Company will pay a total fee of NT$5 million (USD$162,840) for a five-years development commencing from January 2024. The Company prepaid the full amount of the fee on January 10, 2024 at TCNT’s request.

Product sales

COVID-19 Antigen Rapid Test Kits Sales

The Company sold COVID-19 Antigen Rapid Test Kits to ASE’s affiliates, totaling $33,388 and $2,855,205 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the accounts receivable was nil and $177,595, respectively.

Miscellaneous

On April 26, 2023, the Company issued a total of 12,231 shares of common stock to Ting-Chuan Lee, a director of the Company, pursuant to a purchase and sale agreement relating to the Company’s acquisition of a vehicle. The purchase price was in the amount of $48,559.

The Company engaged Ms. Chien-Hsuan Huang as a medical device development consultant in September 2022 for one year. Ms. Huang is the spouse of one of the members of the board of directors of the Company. The R&D expense was $51,143 and $81,321 for the years ended December 31, 2023 and 2022, respectively.

13. Commitments and Contingencies

The Company operates in an industry characterized by extensive patent litigation. Competitors may claim that the Company’s products infringe upon their intellectual property. Resolution of patent litigation or other intellectual property claims is typically time consuming and costly and can result in significant damage awards and injunctions that could prevent the manufacture and sale of the affected products or require the Company to make significant royalty payments in order to continue selling the affected products. As of December 31, 2023, there were no such commitments or contingencies.

The Company has entered into agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. As of December 31, 2023, purchase obligations exclude agreements that are cancellable at any time without penalty totaled approximately $52,855 and the majority of these obligations are expected to be settled during 2024.

The Company has granted to Lind a senior security interest in all of the Company’s right, title, and interest in, to and under all of the Company’s property, subject to certain exceptions as set forth in the SPA (Note 6).

14. Subsequent Events

Related Party Transaction

As part of the Addendum Agreement entered into on January 9, 2024 as disclosed in Note 12, TCNT will provide non-exclusive use of certain patents related to VOC and POCT technologies for a monthly fee of $95,000 (plus 5% indirect tax), with negotiable payment terms for six months from January 2024 to June 2024. The subsequent use of the patents after June 2024 will be discussed at a later date. As of the date of the report, the Company has paid $285,000 (plus 5% indirect tax) of license fee to TCNT.

On January 9, 2024, the Company purchased a batch of used equipment from TCNT for internal use. As this is an asset purchase transaction under common control, the Company recorded the assets at TCNT’s book value which was nil. As such, the transaction was considered the Company’s capital distribution to TCNT,and the additional paid-in capital was reduced by the payment amount of $4,650 accordingly.

Additional Lind Financing

Pursuant to the SPA with Lind disclosed in Note 6, the Company exercised the rights under the SPA to draw down additional financing in the principal amount of $1,750,000 on January 23, 2024. The additional funding will be paid in two installments with the first $875,000 funded at closing and the second $875,000 to be funded subject to an effective registration statement and other conditions specified in the SPA and the First Amendment to Senior Secured Convertible Promissory Note (as amended, the "Note"). The principal amount of this tranche is $1,995,000.

The maturity date of the Note was amended whereby the Company may extend the original maturity date on March 28, 2025 to July 28, 2025.  In the event the Company exercises its right to extend the maturity date, for each month of extension, the principal amount in the Note will be increased by 1% of the principal amount outstanding upon the date of the notice of extension, up to a maximum amount of 4%.

In connection with the amendment and additional closing contemplated under the Note, the Company will issue Lind a warrant to purchase 1,021,400 shares at an exercise price of $2.16 per share.  The Company will also issue additional warrants to the placement agent for the SPA to purchase 9,332 shares at an exercise priced of $8.25 per share.

As of the report date, the Company received $777,500 of the first installment funding after netting of issue cost in cash. The Company also issued 510,700 shares of Lind Warrant and 4,666 shares of placement agent warrants as a result of the additional funding received.

Additional Conversion of the Senior Secured Convertible Notes Payable (Lind Note)

In January and February 2024, Lind converted a total of $1,312,000 of the principal amount of Lind Note into 980,229 shares of common stock. The remaining principal amount of the Lind Note was $2,925,500 after the conversion and receiving the first installment of the aforementioned additional Lind financing.

