Form 10-Q
period 2024-03-31
Ainos, Inc.
filed 2024-05-13
CIK 1014763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

6,284,300 shares of common stock, par value $0.01 per share, outstanding as of May 13, 2024

AINOS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Ainos, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,030,899	$1,885,628
Accounts receivable	4,172	455
Inventory, net	169,655	167,593
Other current assets	304,608	419,521
Total current assets	1,509,334	2,473,197
Intangible assets, net	27,155,594	28,283,208
Property and equipment, net	768,665	876,572
Other assets	320,867	208,827
Total assets	$29,754,460	$31,841,804

Liabilities and Stockholders’ Equity
Current liabilities:
Contract liabilities	$108,000	$112,555
Convertible notes payable, (including amounts of related party of $ 2,000,000 and nil as of March 31, 2024 and December 31, 2023 respectively)	3,000,000	-
Other notes payable, related party	312,000	42,000
Accrued expenses and others current liabilities	1,285,973	1,182,283
Total current liabilities	4,705,973	1,336,838
Senior secured convertible notes measured at fair value	2,369,694	2,651,556
Convertible notes payable - noncurrent (including amounts of related party of nil and $2,000,000 as of March 31,2024 and December 31, 2023, respectively)	-	3,000,000
Other notes payable, related party - noncurrent	-	270,000
Other long-term liabilities	-	135,829
Total liabilities	7,075,667	7,394,223
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized as of March 31, 2024 and December 31, 2023, 6,144,506 and 4,677,787 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	61,445	46,778
Common stock to be issued, 270 shares and 162,337 shares as of March 31, 2024 and December 31, 2023, respectively	3	1,623
Additional paid-in capital	64,154,052	62,555,808
Accumulated deficit	(41,200,965)	(37,886,155)
Accumulated other comprehensive loss - translation adjustment	(335,742)	(270,473)
Total stockholders’ equity	22,678,793	24,447,581
Total liabilities and stockholders’ equity	$29,754,460	$31,841,804

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31,
	2024	2023

Revenues	$20,729	$49,164
Cost of revenues (including amounts of related party of nil and $46,762 for the three months ended March 31, 2024 and 2023, respectively)	(26,754)	(100,848)
Gross loss	(6,025)	(51,684)
Operating expenses:
Research and development expenses (including amounts of related party of $375,193 and $77,463 for the three months ended March 31, 2024 and 2023, respectively)	2,084,648	1,698,883
Selling, general and administrative expenses	1,029,418	762,465
Total operating expenses	3,114,066	2,461,348
Loss from operations	(3,120,091)	(2,513,032)

Non-operating (expenses) income, net:
Interest expense	(48,696)	(9,273)
Issuance cost of senior secured convertible note measured at fair value	(138,992)	-
Fair value change for senior secured convertible note	(31,568)	-
Other income, net	24,537	1,830
Total non-operating expenses, net	(194,719)	(7,443)

Net loss before income taxes	(3,314,810)	(2,520,475)
Provision for income taxes	-	-
Net loss	$(3,314,810)	$(2,520,475)
Net loss per common share - basic and diluted	$(0.57)	$(0.63)
Weighted-average shares used in computing net loss per common share-basic and diluted	5,771,283	4,002,210

See accompanying notes to condensed financial statements.

4

Ainos, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2024	2023

Net loss	$(3,314,810)	$(2,520,475)
Other comprehensive (loss) income:
Translation adjustment	(65,269)	10,061
Comprehensive loss	$(3,380,079)	$(2,510,414)

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended March 31, 2024 and 2023

(Unaudited)

	Preferred Stock		Common Stock		Common Stock to Be Issued		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2023	-	$-	4,677,787	$46,778	162,337	$1,623	$62,555,808	$(37,886,155)	$(270,473)	$24,447,581
Conversion of senior secured convertible note payable to common stock	-	-	1,332,755	413,327	(162,337)	(1,623)	1,176,726	-	-	1,188,430
Issuance of stock to settle vested RSUs	-	-	133,964	1,340	270	3	(1,343)	-	-	-
Related party used computer equipment	-	-	-	-	-	-	(4,428)	-	-	(4,428)
Warrants issued in connection with senior secured convertible note payable	-	-	-	-	-	-	1,586	-	-	1,586
Share-based compensation	-	-	-	-	-	-	425,703	-	-	425,703
Net loss	-	-	-	-	-	-	-	(3,314,810)	-	(3,314,810)
Translation adjustment	-	-	-	-	-	-	-	-	(65,269)	(65,269)
Balance at March 31, 2024	-	$-	6,144,506	$61,445	270	$3	$64,154,052	$(41,200,965)	$(335,742)	$22,678,793

Balance at December 31, 2022	-	$-	4,002,320	$40,023	-	$-	$58,905,242	$(24,115,606)	$(201,653)	$34,628,006
Share-based compensation	-	-	-	-	-	-	220,832	-	-	220,832
Net loss	-	-	—	-	—	—	-	(2,520,475)	-	(2,520,475)
Translation adjustment	-	-	—	-	—	—	-	-	10,061	10,061
Balance at March 31, 2023	-	$-	4,002,320	$40,023	-	$-	$59,126,074	$(26,636,081)	$(191,592)	$32,338,424

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,314,810)	$(2,520,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,201,109	1,204,609
Loss on inventory write-downs	-	42,826
Share-based compensation expense	425,703	220,832
Issuance cost of senior secured convertible note measured at fair value	138,992	-
Change in fair value of senior secured convertible note measured at fair value	31,568	-
Changes in operating assets and liabilities:
Accounts receivable	(3,717)	90,263
Inventory	(2,062)	(19,948)
Other current assets	114,913	(107,531)
Accrued expenses and other current and long-term liabilities	(86,443)	(342,805)
Net cash used in operating activities	(1,494,747)	(1,432,229)
Cash flows from investing activities:
Purchase of property and equipment	(4,428)	(72,184)
Increase in refundable deposits and other assets	(106,852)	(299)
Net cash used in investing activities	(111,280)	(72,483)
Cash flows from financing activities:
Proceeds from convertible notes payable -non-current	-	1,000,000
Proceeds from senior secured convertible notes payable	875,000	-
Repayments of other notes payable, related party	-	(200,000)
Payments of issuance cost of senior secured convertible note measured at fair value	(97,500)	-
Net cash provided by financing activities	777,500	800,000
Effect from foreign currency exchange	(26,202)	(2,518)
Net decrease in cash and cash equivalents	(854,729)	(707,230)
Cash and cash equivalents at beginning of period	1,885,628	1,853,362
Cash and cash equivalents at end of period	$1,030,899	$1,146,132

Noncash financing and investing activities
Receivable of convertible notes issued	$-	$1,500,000
Conversion of senior secured convertible notes to common stock	$1,188,430	$-
Payable for purchase of equipment	$-	$5,848

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

We have historically involved in the research and development of therapeutics based on VELDONA. Building on our research and development on VELDONA since inception, we are focused on commercializing a suite of VELDONA-based product candidates.

In 2021 and 2022, we acquired certain types of intellectual property from our controlling shareholder, Ainos Inc., a Cayman Island corporation (“Ainos KY”), to expand product portfolio into POCTs aimed to provide connected, rapid, and convenient testing for a broad range of health conditions. Pivoting from the sales of COVID-19 POCT, we aim to commercialize POCTs that detect volatile organic compounds (the “VOC”) emitted by the body, powered by our AI Nose technology platform. Our lead VOC POCT candidate, Ainos Flora, aims to test female vaginal health and certain common sexually transmitted infections (the “STIs”) quickly and easily.

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

The par value of $0.01 and authorized shares of the Company’s common stock remains the same and were not adjusted as a result of the reverse stock splits. All issued and outstanding common stock, restricted stock units (RSUs), outstanding convertible notes, warrants and options to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to give effect to the reverse stock splits for all periods presented.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited financial statements as of and for the year ended December 31, 2023 contained in the Annual Report on Form 10-K filed with the SEC on March 8, 2024.

In the opinion of management, the accompanying condensed financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2024, or any other period.

There have been no material changes to the Company’s significant accounting policies as described in the audited financial statements as of December 31, 2023.

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

Liquidity

As of March 31, 2024, the Company had cash and cash equivalents of $1,030,899. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements, and expected near-term revenue primarily from the sale of VELDONA Pet cytoprotein supplements to support the Company’s clinical trial activities, largely in connection with Ainos Flora and human related VELDONA therapeutics. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

For the three months ended March 31, 2024, the Company generated a net loss of $3,314,810. The Company expects to continue incurring development expenses for the next twelve months as the Company advances Ainos Flora and VELDONA therapeutics for humans through clinical development until regulatory approval is received and the sales and marketing of the products is authorized.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and has an accumulated deficit as of March 31, 2024 of $41,200,965 and expects to incur additional losses and negative operating cash flows for at least the next twelve months. The Company’s ability to meet its obligations is dependent upon its ability to generate sufficient cash flows from operations and future financing transactions. Although management expects the Company will continue as a going concern, there is no assurance that management’s plans will be successful since the availability and amount of such funding is not certain. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Impairment of Intangible Assets

The Company reviews its definite-lived intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the carrying value of the asset or asset group. If impairment exists, the assets are written down to their estimated fair value. No impairment of definite-lived intangible and long-lived assets was recorded for the three months ended March 31, 2024 and 2023.

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

The Company elected to account for the senior secured convertible notes issued to Lind Global Fund II LP (the “Lind Note”) using FVO, which allows for valuing the Lind Note at fair value in its entirety versus bifurcation of the embedded derivatives (see Note 5). The fair value of the Lind Note is determined using a binomial lattice valuation model, which is widely used for valuing convertible notes. The significant assumptions used in the model is volatility of the Company’s common stock. If different assumptions are used, the fair value of the convertible notes and the change in estimated fair value could be materially different. A significant increase in the volatility of the market price of the Company’s common stock, in isolation, would result in a significantly higher fair value; and a significant decrease in volatility would result in a significantly lower fair value.

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

3. Cash and Cash Equivalents

As of March 31, 2024 and December 31, 2023, cash and cash equivalents consisted of cash on hand and cash in bank which is potentially subject to concentration of credit risk. Such balance is maintained at financial institutions that management determines to be of high-credit quality. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation in the U.S.A or Central Deposit Insurance Corporation in Taiwan up to certain limits. At times, such deposits may be in excess of the insurance limit. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of March 31, 2024 and December 31, 2023, the Company had approximately $524,108 and $1,557,487 in excess of FDIC insured limits, respectively. The Company maintains cash in state-owned banks in Taiwan. In Taiwan, the insurance coverage of each bank is NTD$3,000,000 (approximately USD$93,750). As of March 31, 2024 and December 31, 2023, the Company had $104,164 and $0 cash in excess of the insured amount, respectively. The Company has not experienced any losses in such accounts.

4. Inventory

Inventory stated at cost, net of reserve, consisted of the following:

	March 31,	December 31,
	2024	2023
Raw materials	$88,271	$92,708
Work in process	1,158	1,208
Finished goods	80,226	73,677
Total	$169,655	$167,593

Inventory write-downs to estimated net realizable values were nil for the three months ended March 31, 2024, compared to $42,780 for the three months ended March 31, 2023.

5. Convertible Notes Payable and Other Notes Payable

As of March 31, 2024 and December 31, 2023, the respective notes payable were as follows:

	March 31, 2024	December 31, 2023
Other notes payable, related party – current	$312,000	$42,000
Other notes payable, related party - noncurrent	-	270,000
March 2025 Convertible Notes, related party – noncurrent (ASE Note)	-	2,000,000
March 2025 Convertible Notes, related party –current (ASE Note)	2,000,000	-
March 2025 Convertible Notes – noncurrent (Lee Note)	-	1,000,000
March 2025 Convertible Notes –current (Lee Note)	1,000,000	-
Senior secured convertible notes payable (Lind Note) - fair value	2,369,694	2,651,556
	$5,681,694	$5,963,556

The other notes payable were issued to Ainos KY, the controlling shareholder of the Company, in exchange for $800,000 in cash to support working capital of the Company in March 2022 (the “KY Note”). The Company paid off $530,000 of the KY Note during the year ended December 31, 2023. The Company did not repay the KY Note during the three months ended March 31, 2024. Another note payable was issued to i2China Management Group, LLC (“i2China”) in exchange for consulting services in 2020 (the “i2China Note”) which remains outstanding for the amount of $42,000 as of March 31, 2024. Both the KY Note and the i2China Note bear an interest rate of 1.85% per annum. On August 17, 2023, the Company entered into extension agreements with Ainos KY and i2China to extend the maturity of the KY Note and i2China Note to March 31, 2025 and September 1, 2024, respectively.

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

Convertible Note Issued to ASE Test, Inc. (the “ASE Note”)

Pursuant to the one of the aforementioned agreements, ASE Test, Inc., a shareholder of Ainos KY, committed to pay a total aggregate amount of $2,000,000 to the Company in exchange for convertible promissory note(s) in three tranches in the amounts of $1,000,000 (the “First Tranche”), $500,000 (the “Second Tranche”), and $500,000 (the “Third Tranche”) conditioned, among other things, on the Company achieving certain business milestones. As of March 31, 2024, the Company received the full amount of the payment.

Convertible Note Issued to Li-Kuo Lee (the “Lee Note”)

The Company issued a convertible note in the principal amount of $1,000,000 to an unrelated party, Li-Kuo Lee, in exchange of $1,000,000 in cash. As of March 31, 2024, the Company received the full amount of the payment.

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

The total interest expense of convertible notes payable, other notes payable and March 2025 Convertible Notes for the three months ended March 31, 2024 was $46,386 compared with the same period in year 2023 was $6,933. As of March 31, 2024 and December 31, 2023, the unpaid accrued interest expense was $185,325 and $138,939, respectively.

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

In 2023, the Company issued and sold to Lind, in a private placement, (a) a senior secured convertible promissory note in the aggregate principal amount of $3,540,000 (the “Lind Note”) and (b) warrants to purchase 691,244 shares of common stock at an exercise price of $4.50 per share of common stock (the “Lind Warrant”) for a cash amount of $3,000,000. As of March 31, 2024, the Company received the full amount of the funding.

Subject to the satisfaction of certain conditions, the Company has the right to request additional tranches of funding from Lind in the aggregate amount not to exceed $7.0 million (the “Increased Funding Amount”). Lind will receive additional warrants to purchase a number of shares of common stock based on a formula set forth in the Securities Purchase Agreement. Such warrants will expire after five years from the date of issuance and may be exercised on a cashless basis.

On January 23, 2024, the Company received an Increased Funding Amount of up to $1.75 million, with $875,000 funded at closing and $875,000 to be funded subject to an effective registration statement and other conditions specified in the Securities Purchase Agreement, and amended the Initial Note to, among other amendments, increase the principal amount to $4,235,000 (the Initial Note as so amended, the “Note”). In connection with additional funding, the Company issued Lind a warrant to purchase 1,021,400 shares at an exercise price of $2.16 per share (the “Second Lind Warrants and together with the First Lind Warrants, the “Lind Warrants”).

Following the earlier to occur of (i) 90 days from the date of the SPA or (ii) the date the resale Registration Statement is declared effective by the SEC, the Lind Note is convertible into shares of the Company’s common stock at the option of Lind at any time with the conversion price at lower of $7.50 per share, subject to adjustment, or 90% of the average of the three lowest daily VWAP of the common stock during the 20 trading days prior to conversion, subject to certain adjustments.

As of March 31, 2024, the converted principal amount from the SPA was $1,752,170 and the aggregate principal amount was $2,785,330.

From an accounting perspective, the Lind Note is considered a debt host instrument embedded with an issuer’s call and investor’s contingent puts, and is issued at substantial discount. The Company elects the fair value option (the “FVO”) to account for the Lind Note at fair value and mark to market each quarter. As of March 31, 2024, the fair value of the Lind Note was $2,369,694. For the three months ended March 31, 2024, the change in the fair value of the Lind Note was recorded in the Statements of Operations in the amount of $31,568. No portion of the change in fair value was related to changes in credit risk of the Company which would be charged to other comprehensive loss if any. The Company has granted to Lind a senior security interest in all of the Company’s right, title, and interest in, to and under all of the Company’s property, subject to certain exceptions as set forth in the SPA. The issuance cost related to the first amendment of $875,000 of the Lind Note, including a commitment fee charged by Lind, placement agent fee and warrants, and legal fees is $138,992, which is expensed off due to FVO election. $169,344 of the remaining insurance cost related to the future funding of $6,125,000 offered by the SPA is deferred as other assets on the balance sheet and will be expensed upon each closing or when the Company does not expect to complete the remaining funding.

6. Stockholders’ Equity

Preferred Stock

The Company increased authorized shares of preferred stock from 10,000,000 shares to 50,000,000 shares upon the filing of an amendment to the Company’s Certificate of Formation with the Secretary of State of Texas on November 27, 2023. No shares of preferred stock were issued and outstanding as of March 31, 2024 and December 31, 2023.

Common Stock

During the three months ended March 31, 2024, the Company issued an additional 1,466,719 shares of common stock as a result of delivering 133,964 shares to settle vested RSUs, upon conversion of the Lind’s Note 1,332,755 shares, including 162,337 shares was obligated to issue at December 29, 2023, but delivered in early 2024. As of March 31, 2024, there were 6,144,506 shares of common stock legally issued and outstanding.

As a result of the Lind private placement, the Company reserved up to 4,430,732 shares of common stock to be issued upon exercise of conversion of the Lind Note and warrants issued in connection with the private placement.

Warrants

As of March 31, 2024 and December 31, 2023, warrants issued and outstanding in connection with financing are summarized as below:

	March 31,	December 31,
(In number of shares)	2024	2023
Lind Warrant with exercise price from $2.16 to $4.50	1,201,944	691,244
Public warrant with exercise price of $21.25	179,400	179,400
Representative’s warrant with exercise price of $23.375	7,800	7,800
Placement agent warrant with exercise price of $8.25	20,666	16,000
Total	1,409,810	894,444

As discussed in Note 5, the Company issued the Lind Warrants on September 28, 2023 in connection with the private placement of the Lind Note. The Company further issued 20,666 shares of warrants with an exercise price of $8.25 per share to the placement agent as the agent fee. Each warrant has a contractual term of 5 years and can be exercised for the purchase of one share of common stock of the Company. The carrying amount of the Lind Warrant is nil after allocating proceeds to the Lind Note measured at fair value. The fair value of the placement agent warrant is estimated as $21,479 using the Black-Scholes Model.

As disclosed in Note 1, the Company issued public warrants together with common stock in connection with its underwritten public offering effective August 8, 2022. The Company further issued private warrants to Maxim Group LLC, as representative of the underwriter pursuant to an underwriting agreement. Each warrant has a contractual term of 5 years, expiring on August 8, 2027, and can be exercised for the purchase of one share of common stock of the Company.

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

As of March 31, 2024, none of the warrants have been exercised nor have expired.

7. Revenue

Revenue is recognized upon shipment of products based upon contractually stated pricing at standard payment terms within 30 to 60 days. The revenue generated by product sales is recognized at point in time.

The Company generated revenue from sales of COVID-19 Antigen Rapid Test Kits in the Taiwan market for the three months ended March 31, 2023. There was no revenue recognized from performance obligation satisfied or partially satisfied in prior periods, nor were there any unsatisfied performance obligations related to the sales of COVID-19 Test Kits as of March 31, 2024 and December 31, 2023.

The Company generated revenue from sales of VELDONA Pet cytoprotein supplements in the Taiwan market through on-line platforms that were recognized after the expiration of right of return which was offered for a limited time. Revenue from sales through off-line distribution channels was recognized based on the amount of consideration that we expected to receive, reduced by estimates for return allowances, promotional discounts, and fees. $108,000 of contract liabilities was recorded for the cash received in advance from distribution channels as of March 31, 2024.

Return Allowances

Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in “Accrued expenses and others current liabilities”.

Variable consideration

We record revenue from customers in an amount that reflects the transaction price we expect to be entitled to after transferring control of those goods. From time to time, we offer product sales promotions such as discounts. Variable consideration is estimated at contract inception only to the extent that it is probable that a significant reversal of revenue will not occur.

8. Share-Based Compensation

2023 Stock Incentive Plan

The Company effectuated an amendment to its 2021 Stock Incentive Plan, now restated as the Company 2023 Stock Incentive Plan (the “2023 SIP” or “Plan”) which includes, among other things, a change in the number of reserved shares under the Plan. Under the 2023 SIP, subject to a change in capital structure or a change in control, the aggregate number of shares which may be issued or transferred pursuant to awards under the Plan will be equal to up to twenty percent (20%) of shares of outstanding common stock of the Company existing as of December 31st of the previous calendar year (the “Plan Share Reserve”). Upon the effectiveness of the 2023 SIP on June 14, 2023, the aggregate number of shares which may be issued pursuant to awards under the Plan is 871,075 shares of common stock, including shares that remained available for grant under the 2021 Stock Incentive Plan. As of March 31, 2024, 870,200 shares have been granted under the 2023 SIP.

2021 Stock Incentive Plan

On September 28, 2021, the Company’s board of directors, and on May 16, 2022, its shareholders approved the 2021 Stock Incentive Plan (the “2021 SIP”). During the period from January 1, 2023 up to the date that the prior plan was superseded by the 2023 SIP, no shares were granted under the 2021 SIP.

2021 Employee Stock Purchase Plan

On September 28, 2021, the Company’s board of directors, and on May 16, 2022, its shareholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). As of March 31, 2024, no shares were issued under the 2021 ESPP.

Restricted Stock Units (“RSUs”)

RSUs entitle the recipient to be paid out an equal number of common stock shares upon vesting. The fair value of RSUs is based on market price of the underlying stock on the date of grant. A summary of the Company’s RSUs activity and related information for the three months ended March 31, 2024 and for the three months ended March 31, 2023 were as follows:

	2024		2023
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance at January 1	954,306	$4.39	160,000	$12.08
RSUs granted	-	$-	-	$-
RSUs vested	(133,964)	$5.74	(5,866)	$55.50
RSUs forfeited	(5,950)	$3.46	(7,600)	$7.15
Unvested balance at March 31	814,392	$4.18	146,534	$10.60

Stock Options and Warrants

During the three months ended March 31, 2024 and 2023, no shares were granted, forfeited, expired or exercised. As of March 31, 2024, there were 7,332 shares in the form of stock options and 6,034 shares in the form of warrants outstanding, and 5,111 shares of the options and 6,034 shares of the warrants are vested and exercisable.

Share-Based Compensation Expense

Shared-based compensation expense for the three months ended March 31, 2024 was $425,703 compared to the three months ended March 31, 2023 amount of $220,832.

As of March 31, 2024, the total unrecognized compensation cost related to outstanding RSUs, stock options and warrants was $2,927,017, which the Company expects to recognize over a weighted-average period of 2.05 years.

9. Income Taxes

The Company did not record a federal, state, or foreign income tax provision or benefit for the three months ended March 31, 2024 and 2023 due to the expected loss before income taxes to be incurred for the years ended December 31, 2024 and 2023, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets due to its historical deficit.

10. Net Loss per Common Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2024	2023
Net loss attributable to common stockholders, basic and diluted	$(3,314,810)	$(2,520,475)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	5,771,283	4,002,210
Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(0.63)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Option and RSUs to purchase common stock	821,724	153,866
Warrants to purchase common stock	1,415,844	193,234
Convertible notes to purchase common stock	3,016,653	374,533
Total potential shares	5,254,221	721,633

11. Related Party Transactions

The following is a summary of related party transactions that met our disclosure threshold:

Working Capital Advances

The proceeds of the KY Note and ASE Note (see Note 5) were used for working capital advances. The total interest expense incurred in related to the notes for the three months ended March 31, 2024 were $31,078 compared to $3,420, for the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023, unpaid accrued interest expenses were $118,710 and $87,632, respectively.

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

The Company incurred costs associated with manufacturing COVID-19 Antigen Rapid Test Kits by TCNT pursuant to the Sales and Marketing Agreement, totaling nil for the three months ended March 31, 2024 compared with the amount for the three months ended March 31, 2023 of $46,762.

Manufacturing Service Agreement with TNCT for the VELDONA Pet cytoprotein supplements

On August 28, 2023, the Company entered into a manufacturing service agreement with TCNT, together with another third-party vendor, to manufacture pet supplement products. The Company incurred costs totaling nil for the three months ended March 31, 2024.

As of March 31, 2024 and December 31, 2023, the accounts payable to TCNT were nil and $323, respectively; and prepayment for COVID-19 Antigen Rapid Test Kits were $21,297 and $27,208, respectively.

COVID-19 Antigen Rapid Test Kits Sales

The Company sold COVID-19 Antigen Rapid Test Kits to affiliates of ASE Test Inc., totaling nil for the three months ended March 31, 2024 compared with the three months ended March 31, 2023 amount of nil. As of March 31, 2024, and December 31, 2023, the accounts receivable to aforementioned related parties were nil, respectively.

Product Co-development Agreement

Pursuant to a five-year Product Co-development Agreement effective on August 1, 2021 (the “Product Co-Development Agreement”) with TCNT, the development expenses incurred were $90,594 for the three months ended March 31,2024, compared to $77,463 for the three months ended March 31, 2023. The fee for non-exclusive use of patents were $ 284,599 and nil for the three months ended March 31, 2024 and 2023, respectively. Advance payment $33,460 and $ 26,511 as of March 31, 2024 and December 31, 2023, respectively.

Miscellaneous

The Company engaged Ms. Chien-Hsuan Huang as a medical device development consultant in September 2022 for one year. Ms. Huang is the spouse of one of the board of directors of the Company. The R&D expense was nil and $19,726 for the three months ended March 31, 2024 and 2023, respectively.

12. Commitments and Contingencies

The Company operates in an industry characterized by extensive patent litigation. Competitors may claim that the Company’s products infringe upon their intellectual property. Resolution of patent litigation or other intellectual property claims is typically time consuming and costly and can result in significant damage awards and injunctions that could prevent the manufacture and sale of the affected products or require the Company to make significant royalty payments in order to continue selling the affected products. As of March 31, 2024, there were no such commitments or contingencies.

13. Subsequent Events

Additional Conversion of the Senior Secured Convertible Notes Payable (Lind Note)

On April 1, 2024, Lind converted a total of $150,000 of the principal amount of Lind Note into 139,794 shares of common stock. The remaining principal amount of the Lind Note was $2,635,330 after the conversion.

Additional financing with ASE Test, Inc.

On May 03, 2024, The Company, entered into Convertible Note and Warrant Purchase Agreement with the ASE Test, Inc. (“ASE”), a shareholder of Ainos KY, for the issuance of convertible promissory notes with 6% compound interest in the aggregate principal amount of $9,000,000 (collectively the “Notes”) convertible into shares of common stock, par value $0.01 per share, of the Company, payable three (3) years from May 03, 2024 as well as the issuance of warrants for the purchase of up to 500,000 shares of Common Stock at an price per share of $4.50, exercisable until May 03, 2029.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unaudited condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Form 10-K for the period ended December 31, 2023 (the “2023 Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1A. Risk Factors” in our 2023 Annual Report, “Part II. Item 1A. Risk Factors” in this Quarterly Report, and elsewhere in this Quarterly Report, that could cause actual results to differ materially from historical results or anticipated results.

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

We have historically involved in the research and development of therapeutics based on VELDONA. Building on our research and development on VELDONA since inception, we are focused on commercializing a suite of VELDONA-based product candidates.

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

Our Pipeline

An integral part of our operating strategy is to create multiple revenue streams through sales of commercially ready products, out-licensing or forming strategic relationships to develop and commercialize our products. As of March 31, 2024, we have commercialized the following products:

●	COVID-19 Antigen Rapid Test Kit. As the first commercialized products we sell, we have marketed COVID-19 antigen rapid test kits in Taiwan under emergency use authorization (“EUA”) issued by the Taiwan Federal and Drug Administration (“TFDA”) to TCNT, the product manufacturer. We have pivoted away from this business and have ceased selling the product since the first quarter of 2024.

●	VELDONA Pet. VELDONA Pet is formulated to address a variety of health issues in dogs and cats, including skin, gum, emotion, discomfort caused by allergies, eye, and weight-related issues. We currently sell VELDONA Pet in Taiwan.

From time to time, we assess our development plan based on available resources and market dynamics. Our current pipeline of the products, which are under development, includes the following:

●	VELDONA human drugs. Our programs include oral warts for human immunodeficiency virus (HIV) seropositive patients, Sjögren’s syndrome common cold, influenza, and treatment for mild COVID-19 symptoms. Except for COVID-19, we have conducted Phase 2 studies for these programs. The United States Food and Drug Administration (the “U.S. FDA”) have granted orphan drug designation for our VELDONA formulation as a potential treatment for oral warts in HIV-seropositive patients.

●	VOC POCT – Ainos Flora. Ainos Flora, powered by AI Nose, is intended to perform a non-invasive test for female vaginal health and certain common STIs within a few minutes. A companion app is also being developed that aims to enable users to conveniently manage test results. We believe Ainos Flora can provide connected, convenient, discreet, rapid testing in a point-of-care setting. We are conducting clinical study in Taiwan and exploring strategic opportunities to commercialize the product.

●	VOC platform – NISD co-development. We are co-developing a VOC sensing platform with Nisshinbo Micro Devices Inc. (“NISD”) and Taiwan Inabata Sangyo Co. (“Taiwan Inabata”). The platform under development is intended to be used in applications including telehealth, automotive, industrial, and environmental safety.

●	VOC POCT – Ainos Pen. The device is intended to be a cloud-connected, multi-purpose, portable breath analyzer that is intended to monitor health conditions within minutes, powered by AI Nose. We expect consumers to be empowered to share test results with their physicians through in-person and telehealth medical consultations.

●	VOC POCT – CHS430. The CHS430 device, powered by AI Nose, is intended to provide non-invasive testing for ventilator-associated pneumonia within few minutes, as compared to current standard of care invasive culture tests that typically take more than two days to provide results.

●	Synthetic RNA (“SRNA”). We plan develop a SRNA technology platform in Taiwan with a long-term goal of developing next-generating precision treatments and rapid tests.

An integral part of our operating strategy is to create multiple revenue streams through commercializing our product portfolio and leveraging our intellectual property patents. We plan to continue our strategic pivot away from the sale of COVID-19 antigen rapid test kits. In line with this transition, our near-term development plans encompass advancing our flagship VOC POCT candidate, Ainos Flora, and co-developing a VOC sensing platform with our partners. At the same time, we will advance clinical studies and actively pursue the out-licensing of VELDONA human drug candidates and we are developing opportunities in the animal drug market.

As of March 31, 2024, we had available cash and cash equivalents of $1,030,899. We anticipate business revenues and further potential financial support from external sources to fund our operations over the next twelve months. We have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” for additional information. To finance our continuing operations, we will need to raise additional capital, which cannot be assured.

Our operating revenue previously came from the sale of COVID-19 test kits in Taiwan under emergency use authorization, since the expiration of EUA to TCNT, the company ceased the sale of the Ainos COVID-19 antigen rapid test kits in first quarter of 2024. The company began to generate sales revenue from VELDONA Pet in the third quarter of 2023. In Taiwan, we are primarily selling VELDONA Pet on certain e-commerce platforms.

We believe that post COVID-19, consumers have become increasingly familiar with at-home tests. Moving forward, people may seek additional at-home tests to manage other infections as quickly as possible. Home self-testing has become increasingly available for other infections such as vaginal infections or STIs. We believe this new user behavior, supported by a variety of telehealth platforms, will facilitate consumer adoption of our other POCT product candidates.

Results of Operations for Quarter Ended March 31, 2024 (“Q1 2024”) and March 31, 2023 (“Q1 2023”):

	Three months ended March 31,		Change
	2024	2023	Amount	%

Revenues	$20,729	$49,164	$(28,435)	(58%)
Cost of revenues	(26,754)	(100,848)	74,094	(73%)
Gross loss	(6,025)	(51,684)	45,659	(88%)
Operating expenses:
Research and development expenses	2,084,648	1,698,883	385,765	23%
Selling, general and administrative expenses	1,029,418	762,465	266,953	35%
Total operating expenses	3,114,066	2,461,348	652,718	27%
Loss from operations	(3,120,091)	(2,513,032)	(607,059)	24%

Non-operating (expenses) income, net:
Interest expense	(48,696)	(9,273)	(39,423)	425%
Issuance cost of senior secured convertible note measured at fair value	(138,992)	-	(138,992)	-
Fair value change for senior secured convertible note	(31,568)	-	(31,568)	-
Other income, net	24,537	1,830	22,707	1,241%
Total non-operating expenses, net	(194,719)	(7,443)	(187,276)	2,516%

Net loss before income taxes	(3,314,810)	(2,520,475)	(794,335)	32%
Provision for income taxes	-	-	-	-
Net loss	$(3,314,810)	$(2,520,475)	$(794,335)	32%

Revenues, Cost and Gross Loss

The Company reported $20,729 and $49,164 in revenue in Q1 2024 and Q1 2023, respectively, from product sales of VELDONA pet cyprotein supplements and Ainos COVID-19 Antigen Rapid Test Kits in Taiwan respectively. The Company launched its VELDONA pet cyprotein supplement products in the third quarter of 2023; due to the expiration of EUA, the company ceased the sale of the Ainos COVID-19 antigen rapid test kits in the first quarter of 2024.

The cost of revenue related to product sales in Q1 2024 was $26,754 compared to $100,848 in Q1 2023. The decrease in cost of revenue was due to the decrease in sales volume.

The share-based compensation expense and the depreciation expense for manufacturing in Q1 2024 and Q1 2023 were $4,516 and $23,988, respectively. When excluding these non-cash cost, cost of revenue decreased to $22,238 in Q1 2024 compared to $76,860 in Q1 2023.

Gross loss from product sales in Q1 2024 was $6,025 as compared to $51,684 gross loss from product sales in Q1 2023. The decrease in gross loss was due to low sales volume for newly launched products, and a lower cost of revenue.

When excluding these non-cash costs, gross loss decreased to $1,509 in Q1 2024 compared to $27,696 gross loss in Q1 2023.

Research and Development (R&D) Expenses

R&D expenses in Q1 2024 and Q1 2023 were $2,084,648 and $1,698,883, respectively. The increase of $385,765 (23%) was due to increased expenses associated with clinical trial fees, co-research for technology and product and staffing expenditures (including share-based compensation), which were offset by a decrease in professional expense. We expect that our R&D expenses related to clinical trials will continue to grow as we further develop VOC POCT and VELDONA drug candidates and increase the pace of clinical trials previously delayed during the COVID-19 pandemic.

The share-based compensation expense and the depreciation and amortization expense in Q1 2024 and Q1 2023 were $1,284,343 and $1,194,984, respectively. When excluding these non-cash expenses, R&D expenses increased to $800,305 in Q1 2024 from $503,899 in Q1 2023.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $1,029,418 and $762,465 in Q1 2024 and Q1 2023, respectively, reflecting an increase of $266,953 (35%) due to a significant increase in share-based compensation and professional expenses. RSUs granted to officers and employees of the Company require a service period of 3 years and therefore, the total amount of the compensation expense was amortized over the service period.

The share-based compensation expense and the depreciation and amortization expense in Q1 2024 and Q1 2023 were $337,953 and $206,470, respectively. When excluding these non-cash expenses, SG&A expenses increased to $691,465 in Q1 2024 compared to $555,995 in Q1 2023.

Operating Loss

The Company’s operating loss was $3,120,091 and $2,513,032 in Q1 2024 and Q1 2023, respectively, reflecting a $607,059 (24%) increase in operating loss between the reporting periods. We incurred a gross loss in product sales. We continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Interest Expense and Issuance Cost of Convertible Note

In Q1 2024, interest expense was $48,696 compared to $9,273 in Q1 2023. The increase in interest expense was due to accrued interest for convertible notes issued in March 2023 bearing a higher interest rate compared to 2023.

On January 23, 2024, the Company received an Increased Funding Amount and incurred an issuance cost including investor and placement agent fees, as well as legal fees. $138,992 of the issuance cost was expensed for the amendment of funding received and closed by the Company.

Net Loss

Net loss was $3,314,810 in Q1 2024 compared to $2,520,475 in Q1 2023, resulting in a $794,335 (32%) increase in net loss attributable to our shareholders of common stock. The net loss was due to an expanding operating expense. We continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, the Company had available cash of $1,030,899 and $1,885,628, respectively.

The following table summarizes our cash flow during the three months period ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	(1,494,747)	(1,432,229)
Net cash used in investing activities	(111,280)	(72,483)
Net cash provided by financing activities	777,500	800,000

Operating activities:

Cash used in operating activities increased by $62,518 during the first quarter of 2024 compared to the first quarter of 2023. Our net loss for the first quarter of 2024 increased by $794,335 primarily due to increase of operating expenses. The operating cash outflow as a result of changes in operating assets and liabilities was mainly attributable to:

●	Non-cash expenses including share-based compensation, depreciation and amortization, loss on inventory write-downs, issuance cost of secured convertible note, and change in fair value of senior secured convertible note increased approximately by $329,100;
●	Working capital injected into accounts receivable, inventories and other current assets increased by approximately $146,300; and
●	Working capital injected into accrued expenses, operating lease liabilities, contract liabilities and other current and long-term liabilities increased by approximately $256,300.

Investing activities

Cash used for investing activities were $111,280 and $72,483 during the first quarter of 2024 and the first quarter of 2023, respectively. The increase was due to increase in refundable deposits and other noncurrent assets offset by decrease in purchase of property and equipment.

Financing activities

Cash provided by financing activities were $777,500 and $800,000 during the first quarter of 2024 and the first quarter of 2023, respectively. The $22,500 decrease was primarily reflected by the following:

●	Repayment of convertible notes and other notes payable decreased by $200,000;
●	Proceeds from convertible notes and other notes payable financing decreased by $125,000; and
●	Payments of issuance cost of senior secured convertible note measured at fair value increased by $97,500.

As disclosed in Note 5 (Convertible Notes Payable and Other Notes Payable), to our accompanying condensed financial statements we received $875,000 in proceeds from the Lind Note transaction in January 2024.

In the near-term, we expect an increase in the pace of clinical trial spending to advance our VOC POCT and VELDONA drug candidates and expect to invest more in R&D activities. We may also increase our sales and marketing efforts.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis - Critical Accounting Policies and Significant Management Estimates” of our 2023 Annual Report, except for those accounting subjects discussed in the Notes, if any, to the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 3.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

You should carefully consider the risk factors disclosed in our 2023 Annual Report, together with all other information in this Quarterly Report, including our unaudited condensed financial statements and notes thereto, and in our other filings with the Securities and Exchange Commission. If any such risks, including the risk set out below, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Information on risk factors can be found in Part I, Item 1A (Risk Factors) of our 2023 Annual Report. There have been no material changes from the risk factors previously disclosed in our 2023 Annual Report, other than the risk factor set forth below.

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

Use of Proceeds of Registered Securities

Not applicable.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-Q	FILING DATE WITH SEC	FORM	EXH #	HYPERLINK TO FILINGS
10.1	Employment Agreement by and between Hsing-Liang Lee and the Company effective March 18, 2024		3/19/2024	8-K	10.1	Employment Agreement by and between Hsing-Liang Lee and the Company
10.2	English Translation of Product Development Agreement, dated August 1, 2021		1/12/2024	8-K	10.1	English Translation of Product Development Agreement
10.3	English Translation of Addendum to the Product Development Agreement, dated January 9, 2024		1/12/2024	8-K	10.2	English Translation of Addendum to the Product Development Agreement
10.4	Convertible Note and Warrant Purchase Agreement with the ASE Test, Inc.		5/6/2024	8-K	10.1	Convertible Note and Warrant Purchase Agreement
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a- 14(a) / 15d – 14(a)	x
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a- 14(a) / 15d – 14(a)	x
32.1	Certification Of Principal Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	x
32.2	Certification Of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	x
100	XBRL – Related Documents	x
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.	x
101.SCH	XBRL Taxonomy Extension Schema Document	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase	x
101.LAB	XBRL Taxonomy Extension Label Linkbase	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	x
104.1	Cover Page Interactive Data File	x

The exhibits listed in the Exhibit Index are filed or incorporated by reference as part of this filing.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AINOS, INC.

Date: May 13, 2024	By:	/s/ Chun-Hsien Tsai
Chun-Hsien Tsai, Chairman of the Board, President, and Chief Executive Officer

Date: May 13, 2024	By:	/s/ Hsin-Liang Lee
Hsin-Liang Lee, Chief Financial Officer

