Form 10-Q
period 2024-06-30
Ainos, Inc.
filed 2024-08-05
CIK 1014763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

7,663,022 shares of common stock, par value $0.01 per share, outstanding as of August 2, 2024

AINOS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Ainos, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$8,014,098	$1,885,628
Accounts receivable	9	455
Inventory, net	166,322	167,593
Other current assets	291,166	419,521
Total current assets	8,471,595	2,473,197
Intangible assets, net	26,028,058	28,283,208
Property and equipment, net	691,100	876,572
Other assets	348,634	208,827
Total assets	$35,539,387	$31,841,804

Liabilities and Stockholders’ Equity
Current liabilities:
Contract liabilities	$106,502	$112,555
Convertible notes payable, (including amounts of related party of $ 2,000,000 and nil as of June 30, 2024 and December 31, 2023, respectively)	3,000,000	-
Senior secured convertible notes measured at fair value - Current	1,585,761	-
Other notes payable, related party	312,000	42,000
Accrued expenses and others current liabilities	738,936	1,182,283
Total current liabilities	5,743,199	1,336,838
Senior secured convertible notes measured at fair value	-	2,651,556
Convertible notes payable - noncurrent (including amounts of related party of $9,000,000 and $2,000,000 as of June 30, 2024 and December 31, 2023, respectively)	9,000,000	3,000,000
Other notes payable, related party - noncurrent	-	270,000
Other long-term liabilities	83,912	135,829
Total liabilities	14,827,111	7,394,223
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31,2023, respectively	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized as of June 30, 2024 and December 31, 2023, 7,388,674 and 4,677,787 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	73,887	46,778
Common stock to be issued 270 shares and 162,337 shares as of June 30, 2024 and December 31, 2023, respectively	3	1,623
Additional paid-in capital	65,414,761	62,555,808
Accumulated deficit	(44,395,987)	(37,886,155)
Accumulated other comprehensive loss - translation adjustment	(380,388)	(270,473)
Total stockholders’ equity	20,712,276	24,447,581
Total liabilities and stockholders’ equity	$35,539,387	$31,841,804

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues	$-	$28,555	$20,729	$77,719
Cost of revenues (including amounts of related party of nil for the three months ended June 30, 2024 and 2023, and nil and $46,635 for the six months ended June 30, 2024 and 2023, respectively)	(25,373)	(55,817)	(52,127)	(156,665)
Gross loss	(25,373)	(27,262)	(31,398)	(78,946)
Operating expenses:
Research and development expenses (including amounts of related party of $386,507 and $761,700 for the three and six months ended June 30, 2024, and $74,733 and $152,196 for the three and six months ended June 30, 2023, respectively)	1,978,756	1,671,187	4,063,404	3,370,070
Selling, general and administrative expenses	1,044,880	618,149	2,074,298	1,380,614
Total operating expenses	3,023,636	2,289,336	6,137,702	4,750,684
Loss from operations	(3,049,009)	(2,316,598)	(6,169,100)	(4,829,630)

Non-operating (expenses) income, net:
Interest expense	(118,759)	(40,311)	(167,455)	(49,585)
Issuance cost of senior secured convertible note measured at fair value	-	-	(138,992)	-
Fair value change for senior secured convertible note	(66,844)	-	(98,412)	-
Other income, net	39,590	7,182	64,127	9,013
Total non-operating expenses, net	(146,013)	(33,129)	(340,732)	(40,572)

Net loss before income taxes	(3,195,022)	(2,349,727)	(6,509,832)	(4,870,202)
Provision for income taxes	-	-	-	-
Net loss	$(3,195,022)	$(2,349,727)	$(6,509,832)	$(4,870,202)
Net loss per common share - basic and diluted	$(0.49)	$(0.58)	$(1.06)	$(1.21)
Weighted-average shares used in computing net loss per common share-basic and diluted	6,519,014	4,019,030	6,145,148	4,010,666

See accompanying notes to condensed financial statements.

4

Ainos, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Net loss	$(3,195,022)	$(2,349,727)	$(6,509,832)	$(4,870,202)
Other comprehensive (loss) income:
Translation adjustment	(44,646)	(53,867)	(109,915)	(43,806)
Comprehensive loss	$(3,239,668)	$(2,403,594)	$(6,619,747)	$(4,914,008)

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended June 30, 2024 and 2023

(Unaudited)

					Common Stock		Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		- to be issued		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2024	-	$-	6,144,506	$61,445	270	$3	$64,154,052	$(41,200,965)	$(335,742)	$22,678,793
Conversion of convertible notes into common stock	-	-	1,244,168	12,442	-	-	838,335	-	-	850,777
Share-based compensation	-	-	-	-	-	-	422,374	-	-	422,374
Net loss	-	-	-	-	-	-	-	(3,195,022)	-	(3,195,022)
Translation adjustment	-	-	-	-	-	-	-	-	(44,646)	(44,646)
Balance at June 30, 2024	-	$-	7,388,674	$73,887	270	$3	$65,414,761	$(44,395,987)	$(380,388)	$20,712,276

Balance at March 31, 2023	-	$-	4,002,320	$40,023	-	$-	$59,126,074	$(26,636,081)	$(191,592)	$32,338,424
Issuance of stock to settle vested RSUs	-	-	25,306	253	-	-	(253)	-	-	-
Issuance of stock in exchange of vehicle	-	-	12,231	122	-	-	48,437	-	-	48,559
Conversion of convertible notes payable to common stock	-	-	18,666	187	-	-	274,602	-	-	274,789
Share-based compensation	-	-	-	-	-	-	137,159	-	-	137,159
Net loss	-	-	-	-	-	-	-	(2,349,727)	-	(2,349,727)
Translation adjustment	-	-	-	-	-	-	-	-	(53,867)	(53,867)
Balance at June 30, 2023	-	$-	4,058,523	$40,585	-	$-	$59,586,019	$(28,985,808)	$(245,459)	$30,395,337

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Stockholders’ Equity

For the six months ended June 30, 2024 and 2023

(Unaudited)

					Common Stock		Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		- to be issued		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2023	-	$-	4,677,787	$46,778	162,337	$1,623	$62,555,808	$(37,886,155)	$(270,473)	$24,447,581
Issuance of stock to settle vested RSUs	-	-	133,964	1,340	270	3	(1,343)	-	-	-
Conversion of senior secured convertible note payable to common stock	-	-	2,414,586	24,146	-	-	2,015,061	-	-	2,039,207
Related party used computer equipment	-	-	-	-	-	-	(4,428)	-	-	(4,428)
Warrants issued in connection with senior secured convertible note payable	-	-	-	-	-	-	1,586	-	-	1,586
Issuance of common stock	-	-	162,337	1,623	(162,337)	(1,623)	-	-	-	-
Share-based compensation	-	-	-	-	-	-	848,077	-	-	848,077
Net loss	-	-	-	-	-	-	-	(6,509,832)	-	(6,509,832)
Translation adjustment	-	-	-	-	-	-	-	-	(109,915)	(109,915)
Balance at June 30, 2024	-	$-	7,388,674	$73,887	270	$3	$65,414,761	$(44,395,987)	$(380,388)	$20,712,276

Balance at December 31, 2022	-	$-	4,002,320	$40,023	-	$-	$58,905,242	$(24,115,606)	$(201,653)	$34,628,006
Issuance of stock to settle vested RSUs	-	-	25,306	253	-	-	(253)	-	-	-
Issuance of stock in exchange of vehicle	-	-	12,231	122	-	-	48,437	-	-	48,559
Conversion of convertible notes payable to common stock	-	-	18,666	187	-	-	274,602	-	-	274,789
Share-based compensation	-	-	-	-	-	-	357,991	-	-	357,991
Net loss	-	-	-	-	-	-	-	(4,870,202)	-	(4,870,202)
Translation adjustment	-	-	-	-	-	-	-	-	(43,806)	(43,806)
Balance at June 30, 2023	-	$-	4,058,523	$40,585	-	$-	$59,586,019	$(28,985,808)	$(245,459)	$30,395,337

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30
	2024	2023
Cash flows from Operating Activities:
Net loss	$(6,509,832)	$(4,870,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,398,696	2,423,274
Loss on inventory write-downs	-	57,474
Share-based compensation expense	848,077	357,991
Issuance cost of senior secured convertible note measured at fair value	138,992	-
Change in fair value of senior secured convertible note	98,412	-
Changes in operating assets and liabilities:
Accounts receivable	446	192,161
Inventory	1,271	10,814
Other current assets	128,355	(55,990)
Accrued expenses and other current and long-term liabilities	(573,309)	(693,975)
Net cash used in operating activities	(3,468,892)	(2,578,453)
Cash flows from Investing Activities:
Purchase of property and equipment	(10,276)	(71,262)
Increase in refundable deposits and others	(109,516)	-
Net cash used in investing activities	(119,792)	(71,262)
Cash flows from Financing Activities:
Proceeds from convertible notes payable- noncurrent	-	1,000,000
Proceeds from convertible notes payable, related party	9,000,000	1,500,000
Proceeds from senior secured convertible notes payable	875,000	-
Repayment of other notes payable, related party	-	(200,000)
Repayment of convertible notes payable, related party	-	(114,026)
Payments of issuance cost of senior secured convertible note measured at fair value	(97,500)	-
Net cash provided by financing activities	9,777,500	2,185,974
Effect from foreign currency exchange	(60,346)	(28,651)
Net increase (decrease) in cash and cash equivalents	6,128,470	(492,392)
Cash and cash equivalents at beginning of year	1,885,628	1,853,362
Cash and cash equivalents at end of year	$8,014,098	$1,360,970

Supplemental Cash Flow Information
Cash paid for interest	$39	$3,122

Noncash financing and investing activities:
Conversion of convertible notes payable to common stock and accrued interest waived by convertible notes holders	$-	$274,789
Conversion of senior secured convertible notes to common stock	$2,039,207	$-
Issuance of common stocks in exchange of vehicle	$-	$48,559
Account payable to purchase equipment	$-	$5,848

See accompanying notes to the condensed financial statements.

Ainos, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Description of Business

Organization and Business

Ainos, Inc. (the “Company”), incorporated in the State of Texas in 1984, is a diversified healthcare company focused on the development of novel point-of-care testing (the “POCT”), therapeutics based on very low-dose interferon alpha (the “VELDONA”), and synthetic RNA-driven preventative medicine. Our product pipeline includes commercial-stage VELDONA Pet cytoprotein supplements, clinical-stage VELDONA human and animal therapeutics and telehealth-friendly POCTs powered by the AI Nose technology platform.

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

In the opinion of management, the accompanying condensed financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2024, or any other period.

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

Liquidity

As of June 30, 2024, the Company had cash and cash equivalents of $8,014,098. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements, and expected near-term revenue primarily from the sale of VELDONA Pet cytoprotein supplements to support the Company’s clinical trial activities, largely in connection with Ainos Flora and human related VELDONA therapeutics. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all.

For the six months ended June 30, 2024, the Company generated a net loss of $6,509,832. The Company expects to continue incurring development expenses for the next twelve months as the Company advances Ainos Flora and VELDONA therapeutics for humans through clinical development until regulatory approval is received and the sales and marketing of the products is authorized.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and has an accumulated deficit as of June 30, 2024 of $44,395,987 and expects to incur additional losses and negative operating cash flows for at least the next twelve months. The Company’s ability to meet its obligations is dependent upon its ability to generate sufficient cash flows from operations and future financing transactions. Management expects the Company will continue as a going concern for at least one year from the issuance of these financial statements.

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

Impairment of Intangible Assets

The Company reviews its definite-lived intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the carrying value of the asset or asset group. If impairment exists, the assets are written down to their estimated fair value. No impairment of definite-lived intangible and long-lived assets was recorded for the three and six months ended June 30, 2024 and 2023.

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

3. Cash and Cash Equivalents

As of June 30, 2024 and December 31, 2023, cash and cash equivalents consisted of cash on hand and cash in bank which is potentially subject to concentration of credit risk. Such balance is maintained at financial institutions that management determines to be of high-credit quality. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation in the U.S.A or Central Deposit Insurance Corporation in Taiwan up to certain limits. At times, such deposits may be in excess of the insurance limit. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of June 30, 2024 and December 31, 2023, the Company had approximately $4,281,890 and $1,557,487 in excess of FDIC insured limits, respectively. The Company maintains cash in state-owned banks in Taiwan. In Taiwan, the insurance coverage of each bank is NTD$3,000,000 (approximately USD$93,750). As of June 30, 2024 and December 31, 2023, the Company had approximately $3,358,000and $0 cash in excess of the insured amount, respectively. The Company has not experienced any losses in such accounts.

4. Inventory

Inventory stated at cost, net of reserve, consisted of the following:

	June 30,	December 31,
	2024	2023
Raw materials	$87,047	$92,708
Work in process	1,142	1,208
Finished goods	78,133	73,677
Total	$166,322	$167,593

Inventory write-downs to estimated net realizable values were nil for the three and six months ended June 30, 2024, compared to $14,694 and $57,474 for the three and six months ended June 30, 2023.

5. Convertible Notes Payable and Other Notes Payable

As of June 30, 2024 and December 31, 2023, the respective notes payable were as follows:

	June 30, 2024	December 31, 2023
Other notes payable, related party – current	$312,000	$42,000
Other notes payable, related party - noncurrent	-	270,000
March 2025 Convertible Notes, related party – noncurrent (ASE Note)	-	2,000,000
March 2025 Convertible Notes, related party –current (ASE Note)	2,000,000	-
March 2025 Convertible Notes – noncurrent (Lee Note)	-	1,000,000
March 2025 Convertible Notes –current (Lee Note)	1,000,000	-
Senior secured convertible notes payable (Lind Note) - fair value	1,585,761	2,651,556
May 2027 Convertible Notes, related party – noncurrent (ASE Note)	9,000,000
	$13,897,761	$5,963,556

The other notes payable were issued to Ainos KY, the controlling shareholder of the Company, in exchange for $800,000 in cash to support working capital of the Company in March 2022 (the “KY Note”). The Company paid off $530,000 of the KY Note during the year ended December 31, 2023. The Company did not repay the KY Note during the three and six months ended June 30, 2024. Another note payable was issued to i2China Management Group, LLC (“i2China”) in exchange for consulting services in 2020 (the “i2China Note”) which remains outstanding for the amount of $42,000 as of June 30, 2024. Both the KY Note and the i2China Note bear an interest rate of 1.85% per annum. On August 17, 2023, the Company entered into extension agreements with Ainos KY and i2China to extend the maturity of the KY Note and i2China Note to March 31, 2025 and September 1, 2024, respectively.

All of the aforementioned convertible promissory notes and other notes payable are unsecured and due upon maturity. Holders of convertible notes have the option to convert some or the entire unpaid principal and accrued interest to common stock of the Company.

May 2027 Convertible Notes and Warrant Purchase Agreement

On May 03, 2024, The Company entered into Convertible Note and Warrant Purchase Agreement with the ASE Test, Inc. (“ASE”), a shareholder of Ainos KY, for the issuance of convertible promissory notes with 6% compound interest in the aggregate principal amount of $9,000,000 (collectively the “Notes”) convertible into shares of common stock, par value $0.01 per share, of the Company, payable three (3) years from May 03, 2024 as well as the issuance of warrants for the purchase of up to 500,000 shares of Common Stock at a price per share of $4.50, exercisable until May 03, 2029. As of June 30, 2024, the Company received the full amount of the payment.

March 2025 Convertible Notes

On March 13, 2023, the Company entered into two convertible promissory note purchase agreements pursuant to Regulation S of the Securities Act of 1933, as amended, in the total principal amount of $3,000,000 with the following investors (the “March 2025 Convertible Notes” or “Notes”).

Convertible Note Issued to ASE Test, Inc. (the “ASE Note”)

Pursuant to the one of the aforementioned agreements, ASE Test, Inc., a shareholder of Ainos KY, committed to pay a total aggregate amount of $2,000,000 to the Company in exchange for convertible promissory note(s) in three tranches in the amounts of $1,000,000 (the “First Tranche”), $500,000 (the “Second Tranche”), and $500,000 (the “Third Tranche”) conditioned, among other things, on the Company achieving certain business milestones. As of June 30, 2024, the Company received the full amount of the payment.

Convertible Note Issued to Li-Kuo Lee (the “Lee Note”)

The Company issued a convertible note in the principal amount of $1,000,000 to an unrelated party, Li-Kuo Lee, in exchange of $1,000,000 in cash. As of June 30, 2024, the Company received the full amount of the payment.

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

The total interest expense of convertible notes payable, other notes payable, March 2025 Convertible Notes and May 2027 Convertible Notes and Warrant Purchase Agreement for the three and six months ended June 30, 2024 were $117,828 and $164,214 compared with the same period in year 2023 were $37,991and $44,924. As of June 30, 2024 and December 31, 2023, the unpaid accrued interest expense was $303,153 and $138,939, respectively.

Senior Secured Convertible Notes Payable

On September 25, 2023, the Company entered into a securities purchase agreement (the “SPA”) with Lind Global Fund II LP (the “Lind”). The SPA provides for loans in an aggregate principal amount of up to $10,000,000 under various tranches to fund clinical trials, commercial product launch and working capital of the Company. The Lind Note does not bear any interest and matures on March 28, 2025..

In 2023, the Company issued and sold to Lind, in a private placement, (a) a senior secured convertible promissory note in the aggregate principal amount of $3,540,000 (the “Lind Note”) and (b) warrants to purchase 691,244 shares of common stock at an exercise price of $4.50 per share of common stock (the “Lind Warrant”) for a cash amount of $3,000,000. As of June 30, 2024, the Company received the full amount of the funding.

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

As of June 30, 2024, the converted principal amount from the SPA was $2,752,170 and the aggregate principal amount was $1,785,330.

From an accounting perspective, the Lind Note is considered a debt host instrument embedded with an issuer’s call and investor’s contingent puts, and is issued at substantial discount. The Company elects the fair value option (the “FVO”) to account for the Lind Note at fair value and mark to market each quarter. As of June 30, 2024, the fair value of the Lind Note was $1,585,761. For the three and six months ended June 30, 2024, the change in the fair value of the Lind Note was recorded in the Statements of Operations in the amount of $66,844 and $98,412 respectively. No portion of the change in fair value was related to changes in credit risk of the Company which would be charged to other comprehensive loss if any. The Company has granted to Lind a senior security interest in all of the Company’s right, title, and interest in, to and under all of the Company’s property, subject to certain exceptions as set forth in the SPA. The issuance cost related to the first amendment of $875,000 of the Lind Note, including a commitment fee charged by Lind, placement agent fee and warrants, and legal fees is $138,992, which is expensed off due to FVO election. $169,344 of the remaining insurance cost related to the future funding of $6,125,000 offered by the SPA is deferred as other assets on the balance sheet and will be expensed upon each closing or when the Company does not expect to complete the remaining funding.

6. Stockholders’ Equity

Preferred Stock

The Company increased authorized shares of preferred stock from 10,000,000 shares to 50,000,000 shares upon the filing of an amendment to the Company’s Certificate of Formation with the Secretary of State of Texas on November 27, 2023. No shares of preferred stock were issued and outstanding as of June 30, 2024 and December 31, 2023.

Common Stock

During the three months ended June 30, 2024, the Company issued an additional 1,244,168 shares of common stock as a result of delivering conversion of the Lind’s Note. As of June 30, 2024, there were 7,388,674 shares of common stock legally issued and outstanding.

As a result of the Lind private placement, the Company reserved up to 3,749,535 shares of common stock to be issued upon exercise of conversion of the Lind Note and warrants issued in connection with the private placement.

Warrants

As of June 30, 2024 and December 31, 2023, warrants issued and outstanding in connection with financing are summarized as below:

	June 30,	December 31,
(In number of shares)	2024	2023
ASE Warrant with exercise price $4.5	500,000	-
Lind Warrant with exercise price from $2.16 to $4.50	1,201,944	691,244
Public warrant with exercise price of $21.25	179,400	179,400
Representative’s warrant with exercise price of $23.375	7,800	7,800
Placement agent warrant with exercise price of $8.25	20,666	16,000
Total	1,909,810	894,444

As mentioned in Note 5, in connection with Convertible Note and Warrant Purchase Agreement with the ASE, the Company issued warrants to ASE for purchase of up to 500,000 shares of Common Stock at a price per share of $4.50, exercisable until May 03, 2029.

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

As of June 30, 2024, none of the warrants have been exercised nor have expired.

7. Revenue

Revenue is recognized upon shipment of products based upon contractually stated pricing at standard payment terms within 30 to 60 days. The revenue generated by product sales is recognized at point in time.

The Company generated revenue from sales of COVID-19 Antigen Rapid Test Kits in the Taiwan market for the three and six months ended June 30, 2023. There was no revenue recognized from performance obligation satisfied or partially satisfied in prior periods, nor were there any unsatisfied performance obligations related to the sales of COVID-19 Test Kits as of June 30, 2024 and December 31, 2023.

The Company generated revenue from sales of VELDONA Pet cytoprotein supplements in the Taiwan market through on-line platforms that were recognized after the expiration of right of return which was offered for a limited time. Revenue from sales through off-line distribution channels was recognized based on the amount of consideration that we expected to receive, reduced by estimates for return allowances, promotional discounts, and fees. $106,502 of contract liabilities was recorded for the cash received in advance from distribution channels as of June 30, 2024.

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

8. Share-Based Compensation

2023 Stock Incentive Plan

The Company effectuated an amendment to its 2021 Stock Incentive Plan, now restated as the Company 2023 Stock Incentive Plan (the “2023 SIP” or “Plan”) which includes, among other things, a change in the number of reserved shares under the Plan. Under the 2023 SIP, subject to a change in capital structure or a change in control, the aggregate number of shares which may be issued or transferred pursuant to awards under the Plan will be equal to up to twenty percent (20%) of shares of outstanding common stock of the Company existing as of December 31st of the previous calendar year (the “Plan Share Reserve”). Upon the effectiveness of the 2023 SIP on June 14, 2023, the aggregate number of shares which may be issued pursuant to awards under the Plan is 871,075 shares of common stock, including shares that remained available for grant under the 2021 Stock Incentive Plan. As of June 30, 2024, 870,200 shares have been granted under the 2023 SIP.

2021 Stock Incentive Plan

On September 28, 2021, the Company’s board of directors, and on May 16, 2022, its shareholders approved the 2021 Stock Incentive Plan (the “2021 SIP”). During the period from January 1, 2023 up to the date that the prior plan was superseded by the 2023 SIP, no shares were granted under the 2021 SIP.

2021 Employee Stock Purchase Plan

On September 28, 2021, the Company’s board of directors, and on May 16, 2022, its shareholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). As of June 30, 2024, no shares were issued under the 2021 ESPP.

Restricted Stock Units (“RSUs”)

RSUs entitle the recipient to be paid out an equal number of common stock shares upon vesting. The fair value of RSUs is based on market price of the underlying stock on the date of grant. A summary of the Company’s RSUs activity and related information for the three and six months ended June 30, 2024 and for the three and six months ended June 30, 2023 were as follows:

	2024		2023
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance at January 1	954,306	$4.39	160,000	$12.08
RSUs granted	-	$-	-	$-
RSUs vested	(133,964)	$5.74	(5,866)	$55.50
RSUs forfeited	(5,950)	$3.46	(7,600)	$7.15
Unvested balance at March 31	814,392	$4.18	146,534	$10.60
RSUs granted	-		-
RSUs vested	-		(20,220)	$6.69
RSUs forfeited	(4,410)	$4.16	(6,970)	$6.38
Unvested balance at June 30	809,982	$4.18	119,344	$11.51

Stock Options and Warrants

During the three and six months ended June 30, 2024 and 2023, no shares were granted, forfeited, expired or exercised. As of June 30, 2024, there were 7,332 shares in the form of stock options and 6,034 shares in the form of warrants outstanding, and 5,111 shares of the options and 6,034 shares of the warrants are vested and exercisable.

Share-Based Compensation Expense

Shared-based compensation expense for the three and six months ended June 30, 2024 ware $422,374 and $848,077 compared to the three and six months ended June 30, 2023 amount of $137,159 and $357,991.

As of June 30, 2024, the total unrecognized compensation cost related to outstanding RSUs, stock options and warrants was $2,486,290, which the Company expects to recognize over a weighted-average period of 1.86 years.

9. Income Taxes

The Company did not record a federal, state, or foreign income tax provision or benefit for the three and six months ended June 30, 2024 and 2023 due to the expected loss before income taxes to be incurred for the years ended December 31, 2024 and 2023, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets due to its historical deficit.

10. Net Loss per Common Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders, basic and diluted	$(3,195,022)	$(2,349,727)	$(6,509,832)	$(4,870,202)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	6,519,014	4,019,030	6,145,148	4,010,666
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.58)	$(1.06)	$(1.21)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Option and RSUs to purchase common stock	817,314	126,676	817,314	126,676
Warrants to purchase to common stock	1,915,844	193,234	1,915,844	193,234
Convertible note to purchase common stock	4,223,245	374,533	4,223,245	374,533
Total potential shares	6,956,403	694,443	6,956,403	694,443

11. Related Party Transactions

The following is a summary of related party transactions that met our disclosure threshold:

Working Capital Advances

The proceeds of the KY Note and ASE Note (see Note 5) were used for working capital advances. The total interest expense incurred in related to the notes for the three and six months ended June 30, 2024 were $101,777 and $132,855 compared to $22,637 and $26,057, for the three and six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, unpaid accrued interest expenses were $220,488 and $87,632, respectively.

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

The Company incurred costs associated with manufacturing COVID-19 Antigen Rapid Test Kits by TCNT pursuant to the Sales and Marketing Agreement, totaling nil for the three and six months ended June 30, 2024compared with the amount for the three and six months ended June 30, 2023 of nil and $46,635 respectively.

Manufacturing Service Agreement with TNCT for the VELDONA Pet cytoprotein supplements

On August 28, 2023, the Company entered into a manufacturing service agreement with TCNT, together with another third-party vendor, to manufacture pet supplement products. The Company incurred costs totaling nil for the three and six months ended June 30, 2024.

As of June 30, 2024 and December 31, 2023, the accounts payable to TCNT were nil and $323, respectively; and prepayment for COVID-19 Antigen Rapid Test Kits were $21,872 and $27,208, respectively.

COVID-19 Antigen Rapid Test Kits Sales

The Company sold COVID-19 Antigen Rapid Test Kits to affiliates of ASE Test Inc., totaling nil for the three and six months ended June 30, 2024 compared with the three and six months ended June 30, 2023 amount of $12,541 and $12,541, respectively. As of June 30, 2024, and December 31, 2023, the accounts receivable to aforementioned related parties were nil, respectively.

Product Co-development Agreement

Pursuant to a five-year Product Co-development Agreement effective on August 1, 2021 (the “Product Co-Development Agreement”) with TCNT, the development expenses incurred were $101,244 and $191,838 for the three and six months ended June 30,2024, respectively, compared to $74,733 and $152,196 for the three and six months ended June 30, 2023, respectively. The fee for non-exclusive use of patents were $285,263 and $569,862 for the three and six months ended June 30, 2024 and nil for the three and six months ended June 30, 2023, respectively. Advance payment $138,615 and $ 26,511 as of June 30, 2024 and December 31, 2023, respectively.

Miscellaneous

The Company engaged Ms. Chien-Hsuan Huang as a medical device development consultant in September 2022 for one year. Ms. Huang is the spouse of one of the board of directors of the Company. The R&D expense was nil for the three and six months ended June 30, 2024 and $19,618 and $39,344 for the three and six months ended June 30, 2023, respectively.

12. Commitments and Contingencies

The Company operates in an industry characterized by extensive patent litigation. Competitors may claim that the Company’s products infringe upon their intellectual property. Resolution of patent litigation or other intellectual property claims is typically time consuming and costly and can result in significant damage awards and injunctions that could prevent the manufacture and sale of the affected products or require the Company to make significant royalty payments in order to continue selling the affected products. As of June 30, 2024, there were no such commitments or contingencies.

13. Subsequent Events

Related Party Transaction

As part of the Addendum Agreement entered into on July 8, 2024 as disclosed in Note 11, TCNT will provide non-exclusive use of certain patents related to VOC and POCT technologies for a monthly fee of $95,000 (plus 5% indirect tax), with negotiable payment terms for extend another three months from July 2024 to September 2024.

Additional Conversion of the Senior Secured Convertible Notes Payable (Lind Note)

On July 3, 2024, Lind converted a total of $200,000 of the principal amount of Lind Note into 274,348 shares of common stock. The remaining principal amount of the Lind Note was $1,585,330 after the conversion.

Repayment of the Senior Secured Convertible Notes Payable (Lind Note)

On August 2, 2024, the Company has retired its remaining senior secured convertible debt (the “Note”) with Lind Global Fund II LP, an institutional investment fund managed by The Lind Partners (together the “Investor”), as a result of conversions by the Investor and payments by the Company, which aggregates at a total of approximately US$1.67 million.

Nasdaq Deficiency Notice

On July 15, 2024 the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Nasdaq deficiency letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Capital Market under the symbol “AIMD” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until January 13, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before January 13, 2025, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.

If the Company does not regain compliance with the Minimum Bid Price Requirement by January 13, 2025, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period. If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that the Company’s securities are subject to delisting.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

On July 19,2024 the Company filed a Form 8-K with the SEC disclosing the herein matters.

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

When used in this Quarterly Report, all references to “Ainos,” the “Company,” “we,” “our” and “us” refer to Ainos, Inc.

Overview

Ainos, Inc. (the “Company”), incorporated in the State of Texas in 1984, is a diversified healthcare company focused on the development of novel point-of-care testing (the “POCT”), therapeutics based on very low-dose interferon alpha (the “VELDONA”), and synthetic RNA-driven preventative medicine. Our product pipeline includes commercial-stage VELDONA Pet cytoprotein supplements, clinical-stage VELDONA human and animal therapeutics and telehealth-friendly POCTs powered by the AI Nose technology platform.

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

Our Pipeline

An integral part of our operating strategy is to create multiple revenue streams through sales of commercially ready products, out-licensing or forming strategic relationships to develop and commercialize our products. As of June 30, 2024, we have commercialized the following products:

●	COVID-19 Antigen Rapid Test Kit. As the first commercialized products we sell, we have marketed COVID-19 antigen rapid test kits in Taiwan under emergency use authorization (“EUA”) issued by the Taiwan Federal and Drug Administration (“TFDA”) to TCNT, the product manufacturer. We have pivoted away from this business and have ceased selling the product since the first quarter of 2024.

●	VELDONA Pet. VELDONA Pet is cytoprotein supplement formulated to address a variety of health issues in dogs and cats, including skin, gum, emotion, discomfort caused by allergies, eye, and weight-related issues. We currently sell VELDONA Pet in Taiwan.

From time to time, we assess our development plan based on available resources and market dynamics. Our current pipeline of the products, which are under development, includes the following:

●	VELDONA human and animal drugs. Our programs include oral warts for human immunodeficiency virus (HIV) seropositive patients, Sjögren’s syndrome common cold, influenza We have conducted Phase 2 studies for these programs. The United States Food and Drug Administration (the “U.S. FDA”) have granted orphan drug designation for our VELDONA formulation as a potential treatment for oral warts in HIV-seropositive patients. In the second quarter of 2024 we announced a plan to initiate a clinical study for feline chronic gingivostomatitis (FCGS), a cat oral disease, as an effort to explore VELDONA’s opportunity as an animal drug.

●	VOC POCT – Ainos Flora. Ainos Flora, powered by AI Nose, is intended to perform a non-invasive test for female vaginal health and certain common STIs within a few minutes. A companion app is also being developed that aims to enable users to conveniently manage test results. We believe Ainos Flora can provide connected, convenient, discreet, rapid testing in a point-of-care setting. We are conducting clinical study in Taiwan and exploring strategic opportunities to commercialize the product. To further optimize the product for at-home testing, we are developing a next generation Ainos Flora device that implements compute unified device architecture (CUDA), a parallel computing platform for accelerated computing on graphical processing units.

●	VOC platform – NISD co-development. We are co-developing a VOC sensing platform with Nisshinbo Micro Devices Inc. (“NISD”) and Taiwan Inabata Sangyo Co. (“Taiwan Inabata”). The platform under development is intended to be used in applications including telehealth, automotive, industrial, and environmental safety.

●	VOC POCT – Ainos Pen. The device is intended to be a cloud-connected, multi-purpose, portable breath analyzer that is intended to monitor health conditions within minutes, powered by AI Nose. We expect consumers to be empowered to share test results with their physicians through in-person and telehealth medical consultations.

●	VOC POCT – CHS430. The CHS430 device, powered by AI Nose, is intended to provide non-invasive testing for ventilator-associated pneumonia within few minutes, as compared to current standard of care invasive culture tests that typically take more than two days to provide results.

●	Synthetic RNA (“SRNA”). We plan develop a SRNA technology platform in Taiwan with a long-term goal of developing next-generating precision treatments and rapid tests.

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

As of June 30, 2024, we had available cash and cash equivalents of $8,014,098. We anticipate business revenues and further potential financial support from external sources to fund our operations over the next twelve months. We have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” for additional information. To finance our continuing operations, we will need to raise additional capital, which cannot be assured.

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

Results of Operations for Quarter Ended June 30, 2024 (“Q2 2024”) and June 30, 2023 (“Q2 2023”):

	Three months ended June 30,		Change
	2024	2023	Amount	%

Revenues	$-	$28,555	$(28,555)	(100)%
Cost of revenues	(25,373)	(55,817)	30,444	(55)%
Gross loss	(25,373)	(27,262)	1,889	(7)%
Operating expenses:
Research and development expenses	1,978,756	1,671,187	307,569	18%
Selling, general and administrative expenses	1,044,880	618,149	426,731	69%
Total operating expenses	3,023,636	2,289,336	734,300	32%
Loss from operations	(3,049,009)	(2,316,598)	(732,411)	32%

Non-operating (expenses) income, net:
Interest expense	(118,759)	(40,311)	(78,448)	195%
Issuance cost of senior secured convertible note measured at fair value	-	-	-	-
Fair value change for senior secured convertible note	(66,844)	-	(66,844)	-
Other income, net	39,590	7,182	32,408	451%
Total non-operating expenses, net	(146,013)	(33,129)	(112,884)	341%

Net loss before income taxes	(3,195,022)	(2,349,727)	(845,295)	36%
Provision for income taxes	-	-	-
Net loss	$(3,195,022)	$(2,349,727)	$(845,295)	36%

Revenues, Cost and Gross Loss

The Company reported nil and $28,555 in revenue in Q2 2024 and Q2 2023, respectively, from product sales of VELDONA pet cytoprotein supplements and Ainos COVID-19 Antigen Rapid Test Kits in Taiwan respectively. The Company launched its VELDONA pet cytoprotein supplement products in the third quarter of 2023; due to the expiration of EUA, the company ceased the sale of the Ainos COVID-19 antigen rapid test kits in the first quarter of 2024. There are few sales volume in 2024 Q2 but offset by exchange rate fluctuations.

The cost of revenue related to product sales in Q2 2024 was $25,373 compared to $55,817 in Q2 2023. The decrease in cost of revenue was due to the decrease in sales volume.

The share-based compensation expense and the depreciation expense for manufacturing in Q2 2024 and Q2 2023 were $4,516 and $24,366, respectively. When excluding these non-cash cost, cost of revenue decreased to $20,857 in Q2 2024 compared to $31,451 in Q2 2023.

Gross loss from product sales in Q2 2024 was $25,373 as compared to $27,262 gross loss from product sales in Q2 2023. The decrease in gross loss was due to low sales volume for newly launched products, and a reduced cost of revenue.

When excluding these non-cash costs, gross loss increased to $20,857 in Q2 2024 compared to $2,896 gross loss in Q2 2023.

Research and Development (R&D) Expenses

R&D expenses in Q2 2024 and Q2 2023 were $1,978,756 and $1,671,187, respectively. The increase of $307,569 (18%) was due to increased expenses associated with co-research for technology and product, as well as staffing expenditures (including share-based compensation), which were offset by a decrease in professional expense. We expect that our R&D expenses related to clinical trials will continue to grow as we further develop VOC POCT and VELDONA drug candidates and increase the pace of clinical trials previously delayed during the COVID-19 pandemic.

The share-based compensation expense and the depreciation and amortization expense in Q2 2024 and Q2 2023 were $1,276,777 and $1,210,429, respectively. Excluding these non-cash expenses, R&D expenses increased to $701,979 in Q2 2024 from $460,758 in Q2 2023.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $1,044,880 and $618,149 in Q2 2024 and Q2 2023, respectively, reflecting an increase of $426,731 (69%) due to a significant increase in staffing expenditures (including share-based compensation) and professional expenses and Nasdaq and SEC filing fees. RSUs granted to officers and employees of the Company require a service period of 3 years and therefore, the total amount of the compensation expense was amortized over the service period.

The share-based compensation expense and the depreciation and amortization expense in Q2 2024 and Q2 2023 were $338,669 and $121,025, respectively. Excluding these non-cash expenses, SG&A expenses increased to $706,211 in Q2 2024 compared to $497,124 in Q2 2023.

Operating Loss

The Company’s operating loss was $3,049,009 and $2,316,598 in Q2 2024 and Q2 2023, respectively, reflecting a $732,411 (32%) increase in operating loss between the reporting periods. We incurred a gross loss in product sales. We continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Interest Expense

In Q2 2024, interest expense was $118,759 compared to $40,311 in Q2 2023. The increase in interest expense was due to accrued interest for convertible notes issued in May 2024.

Net Loss

Net loss was $3,195,022 in Q2 2024 compared to $2,349,727 in Q2 2023, resulting in a $845,295 (36%) increase in net loss attributable to our shareholders of common stock. The net loss was due to an expanding operating expense. We continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Results of Operations for Six Months Ended June 30, 2024 (“H1 2024”) and June 30, 2023 (“H1 2023”):

	Six months ended June 30,		Change
	2024	2023	Amount	%

Revenues	$20,729	$77,719	$(56,990)	(73)%
Cost of revenues	(52,127)	(156,665)	104,538	(67)%
Gross loss	(31,398)	(78,946)	47,548	(60)%
Operating expenses:
Research and development expenses	4,063,404	3,370,070	693,334	21%
Selling, general and administrative expenses	2,074,298	1,380,614	693,684	50%
Total operating expenses	6,137,702	4,750,684	1,387,018	29%
Loss from operations	(6,169,100)	(4,829,630)	(1,339,470)	28%

Non-operating (expenses) income, net:
Interest expense	(167,455)	(49,585)	(117,870)	238%
Issuance cost of senior secured convertible note measured at fair value	(138,992)	-	(138,992)	-
Fair value change for senior secured convertible note	(98,412)	-	(98,412)	-
Other income, net	64,127	9,013	55,114	611%
Total non-operating expenses, net	(340,732)	(40,572)	(300,160)	740%

Net loss before income taxes	(6,509,832)	(4,870,202)	(1,639,630)	34%
Provision for income taxes	-	-	-
Net loss	$(6,509,832)	$(4,870,202)	$(1,639,630)	34%

Revenues, Cost and Gross Loss

The Company reported $20,729 and $77,719 in revenue in H1 2024 and H1 2023, respectively, from product sales of VELDONA pet cytoprotein supplements and Ainos COVID-19 Antigen Rapid Test Kits in Taiwan respectively. The Company launched its VELDONA pet cytoprotein supplement products in the third quarter of 2023; due to the expiration of EUA, the company ceased the sale of the Ainos COVID-19 antigen rapid test kits in the first quarter of 2024.

The cost of revenue related to product sales in H1 2024 was $52,127 compared to $156,665 in H1 2023. The decrease in cost of revenue was due to the decrease in sales volume.

The share-based compensation expense and the depreciation expense for manufacturing in H1 2024 and H1 2023 were $9,032 and $48,354, respectively. When excluding these non-cash cost, cost of revenue decreased to $43,095 in H1 2024 compared to $108,311 in H1 2023.

Gross loss from product sales in H1 2024 was $31,398 as compared to $78,946 gross loss from product sales in H1 2023. The decrease in gross loss was due to low sales volume for newly launched products, and a lower cost of revenue.

When excluding these non-cash costs, gross loss decreased to $22,366 in H1 2024 compared to $30,592 gross loss in H1 2023.

Research and Development (R&D) Expenses

R&D expenses in H1 2024 and H1 2023 were $4,063,404 and $3,370,070, respectively. The increase of $693,334 (21%) was due to increased expenses associated with co-research for technology and product and staffing expenditures (including share-based compensation), which were offset by a decrease in professional expense. We expect that our R&D expenses related to clinical trials will continue to grow as we further develop VOC POCT and VELDONA drug candidates and increase the pace of clinical trials previously delayed during the COVID-19 pandemic.

The share-based compensation expense and the depreciation and amortization expense in H1 2024 and H1 2023 were $2,561,120 and $2,405,414, respectively. When excluding these non-cash expenses, R&D expenses increased to $1,502,284 in H1 2024 from $964,656 in H1 2023.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $2,074,298 and $1,380,614 in H1 2024 and H1 2023, respectively, reflecting an increase of $693,684 (50%) due to a significant increase in staffing expenditures (including share-based compensation) and professional expenses. RSUs granted to officers and employees of the Company require a service period of 3 years and therefore, the total amount of the compensation expense was amortized over the service period.

The share-based compensation expense and the depreciation and amortization expense in H1 2024 and H1 2023 were $676,622 and $327,495, respectively. When excluding these non-cash expenses, SG&A expenses increased to $1,397,676 in H1 2024 compared to $1,053,119 in H1 2023.

Operating Loss

The Company’s operating loss was $6,169,100 and $4,829,630 in H1 2024 and H1 2023, respectively, reflecting a $1,339,470 (28%) increase in operating loss between the reporting periods. We incurred a gross loss in product sales. We continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Interest Expense and Issuance Cost of Convertible Note

In H1 2024, interest expense was $167,455 compared to $49,585 in H1 2023. The increase in interest expense was due to accrued interest for convertible notes issued in May 2024.

On January 23, 2024, the Company received an Increased Funding Amount and incurred an issuance cost including investor and placement agent fees, as well as legal fees. $138,992 of the issuance cost was expensed for the amendment of funding received and closed by the Company.

Net Loss

Net loss was $6,509,832 in H1 2024 compared to $4,870,202 in H1 2023, resulting in a $1,639,630 (34%) increase in net loss attributable to our shareholders of common stock. The net loss was due to an expanding operating expense. We continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Liquidity and Capital Resources

As of June 30, 2024 and December 31, 2023, the Company had available cash of $8,014,098 and $1,885,628, respectively.

The following table summarizes our cash flow during the three months period ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	(3,468,892)	(2,578,453)
Net cash used in investing activities	(119,792)	(71,262)
Net cash provided by financing activities	9,777,500	2,185,974

Operating activities:

Cash used in operating activities decreased by $890,439 during the H1 of 2024 compared to the H1 of 2023. Our net loss for the H1 of 2024 increased by $1,639,630 primarily due to increase of operating expenses. The operating cash outflow as a result of changes in operating assets and liabilities was mainly attributable to:

●	Non-cash expenses including share-based compensation, depreciation and amortization, loss on inventory write-downs, issuance cost of secured convertible note, and change in fair value of senior secured convertible note increased approximately by $645,500;
●	Working capital injected into accounts receivable, inventories and other current assets decreased by approximately $17,000; and
●	Working capital injected into accrued expenses, operating lease liabilities, contract liabilities and other current and long-term liabilities increased by approximately $120,600.

Investing activities

Cash used for investing activities were $119,792 and $71,262 during the H1 of 2024 and the H1 of 2023, respectively. The increase was due to increase in refundable deposits and other noncurrent assets offset by decrease in purchase of property and equipment.

Financing activities

Cash provided by financing activities were $9,777,500 and $2,185,974 during the H1 of 2024 and the H1 of 2023, respectively. The $7,591,526 increase was primarily reflected by the following:

●	Repayment of convertible notes and other notes payable decreased by $314,026;
●	Proceeds from convertible notes and other notes payable financing increased by $7,375,000; and
●	Payments of issuance cost of senior secured convertible note measured at fair value increased by $97,500.

As disclosed in Note 5 (Convertible Notes Payable and Other Notes Payable), to our accompanying condensed financial statements we received $875,000 in proceeds from the Lind Note transaction in January 2024.

As disclosed in Note 5 (Convertible Notes Payable and Other Notes Payable), to our accompanying condensed financial statements we received $9,000,000 in proceeds from the ASE Note transaction in May 2024.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

In connection with the issuance of the Lind Note, we signed a security agreement whereby all of our assets, subject to certain exceptions, have been pledged as collateral to secure our obligations thereunder. If we default on our obligations, Lind may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments or take other actions to raise funds to repay our outstanding obligations in order to avoid foreclosure and these could significantly impair our ability to effectively operate our business in the manner in which we intend to operate. As a result, we could be forced to curtail or cease clinical trials or commercialization of products.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Equity Securities

During the three months ended June 30, 2024, we did not issue any securities that were either (a) unregistered pursuant to the Securities Act or (b) not previously disclosed in a Current Report on Form 8-K.

Issuer Purchase of Equity Securities

Not applicable.

Use of Proceeds of Registered Securities

Not applicable.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-Q	FILING DATE WITH SEC	FORM	EXH #	HYPERLINK TO FILINGS
3.1	Amended and Restated Bylaws of Ainos, Inc.		6/20/2024	8-K	3.1	Amended and Restated Bylaws of Ainos, Inc.
4.1	Voting Deed, dated as of May 3, 2024, by and among Ainos, Inc., a Cayman Islands company, and ASE Test, Inc.		5/6/2024	8-K	4.1	Voting Deed, dated as of May 3, 2024, by and among Ainos, Inc., a Cayman Islands company, and ASE Test, Inc.
4.2	Convertible Promissory Note, dated as of May 3, 2024, issued by Ainos, Inc. in favor of ASE Test, Inc. in the principal amount of US$9,000,000.		5/6/2024	8-K	4.2	Convertible Promissory Note, dated as of May 3, 2024, issued by Ainos, Inc. in favor of ASE Test, Inc. in the principal amount of US$9,000,000.
4.3	Common Stock Warrant, dated as of May 3, 2024, issued by Ainos, Inc. to ASE Test, Inc.		5/6/2024	8-K	4.3	Common Stock Warrant, dated as of May 3, 2024, issued by Ainos, Inc. to ASE Test, Inc.
10.1	Convertible Note and Warrant Purchase Agreement, dated May 3, 2024, by and between Ainos, Inc. and ASE Test, Inc.		5/6/2024	8-K	10.1	Convertible Note and Warrant Purchase Agreement, dated May 3, 2024, by and between Ainos, Inc. and ASE Test, Inc.
10.2	English Translation of Second Addendum to the Product Development Agreement, dated July 8, 2024		7/12/2024	8-K	10.1	English Translation of Second Addendum to the Product Development Agreement
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002	x
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002	x
32.1	Certification Of Principal Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	x
32.2	Certification Of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	x
100	XBRL – Related Documents	x
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.	x
101.SCH	XBRL Taxonomy Extension Schema Document	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase	x
101.LAB	XBRL Taxonomy Extension Label Linkbase	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	x
104.1	Cover Page Interactive Data File	x

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AINOS, INC.

Date: August 05, 2024	By:	/s/ Chun-Hsien Tsai
Chun-Hsien Tsai, Chairman of the Board, President, and Chief Executive Officer

Date: August 05, 2024	By:	/s/ Hsin-Liang Lee
Hsin-Liang Lee, Chief Financial Officer

