Form 10-Q
period 2024-09-30
Ainos, Inc.
filed 2024-11-06
CIK 1014763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

13,838,826 shares of common stock, par value $0.01 per share, outstanding as of November 6, 2024

AINOS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Ainos, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$5,156,606	$1,885,628
Accounts receivable	-	455
Inventory, net	160,701	167,593
Other current assets	331,898	419,521
Total current assets	5,649,205	2,473,197
Intangible assets, net	24,888,249	28,283,208
Property and equipment, net	649,063	876,572
Other Assets	183,229	208,827
Total assets	$31,369,746	$31,841,804

Liabilities and Stockholders’ Equity
Current liabilities:
Contract liabilities	$110,142	$112,555
Convertible notes payable (including amounts of related party of $2,000,000 and nil as of September 30, 2024 and December 31, 2023, respectively)	3,000,000	-
Other notes payable, related party	270,000	42,000
Accrued expenses and others current liabilities	750,629	1,182,283
Total current liabilities	4,130,771	1,336,838
Long term liabilities:
Senior secured convertible notes measured at fair value	-	2,651,556
Convertible notes payable-noncurrent (including amounts of related party of $9,000,000 and $2,000,000 as of September 30, 2024 and December 31, 2023, respectively)	9,000,000	3,000,000
Other notes payable, related party-noncurrent	-	270,000
Other long-term liabilities	216,760	135,829
Total liabilities	13,347,531	7,394,223

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31,2023, respectively;	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized as of September 30, 2024 and December 31,2023; 13,813,434 and 4,677,787 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	138,134	46,778
Common Shares to be issued 900 shares and 162,337 shares as of September 30, 2024 and December 31, 2023, respectively	9	1,623
Additional paid-in capital	66,223,783	62,555,808
Accumulated deficit	(48,095,304)	(37,886,155)
Accumulated other comprehensive loss-translation adjustment	(244,407)	(270,473)
Total stockholders’ equity	18,022,215	24,447,581
Total liabilities and stockholders’ equity	$31,369,746	$31,841,804

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues (including amounts of related party of nil and $21,224 for the three months September 30, 2024 and 2023, and nil and $33,765 for the nine months ended September 30, 2024 and 2023, respectively)	$-	$24,489	$20,729	$102,208
Cost of revenues (including amounts of related party of nil and $39,523 for the three months September 30, 2024 and 2023, and nil and $86,158 for the nine months ended September 30, 2024 and 2023, respectively)	(547)	(87,873)	(52,674)	(244,538)
Gross loss	(547)	(63,384)	(31,945)	(142,330)
Operating expenses:
Research and development expenses(including amounts of related party of $385,498 and $135,606 for the three months ended September 30, 2024 and 2023, and $1,147,198 and $287,802 for the nine months ended September 30, 2024 and 2023, respectively)	2,022,244	1,710,265	6,085,648	5,080,335
Selling, general and administrative expenses	1,015,758	902,017	3,090,056	2,282,631
Total operating expenses	3,038,002	2,612,282	9,175,704	7,362,966
Loss from operations	(3,038,549)	(2,675,666)	(9,207,649)	(7,505,296)
Non-operating (expenses) income, net
Interest expenses	(264,642)	(44,267)	(432,097)	(93,852)
Issuance cost of senior secured convertible note measured at fair value	(169,344)	(260,967)	(308,336)	(260,967)
Fair value change for senior secured convertible note	(177,212)	-	(275,624)	-
Other (expenses) income, net	(49,570)	5,054	14,557	14,067
Total non-operating expenses	(660,768)	(300,180)	(1,001,500)	(340,752)
Net loss before income taxes	(3,699,317)	(2,975,846)	(10,209,149)	(7,846,048)
Provision for income taxes	-	-	-	-
Net loss	$(3,699,317)	$(2,975,846)	$(10,209,149)	$(7,846,048)

Net loss per common share-basic and diluted	$(0.33)	$(0.73)	$(1.30)	$(1.95)

Weighted-average shares used in computing net loss per common share-basic and diluted	11,279,220	4,058,413	7,868,997	4,026,756

See accompanying notes to condensed financial statements.

4

Ainos, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Net loss	$(3,699,317)	$(2,975,846)	$(10,209,149)	$(7,846,048)
Other comprehensive (loss) income:
Translation adjustment	135,981	(78,833)	26,066	(122,639)
Comprehensive loss	$(3,563,336)	$(3,054,679)	$(10,183,083)	$(7,968,687)

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended September 30, 2024 and 2023

(Unaudited)

	Preferred Stock		Common Stock		Common Stock - to be issued		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at June 30, 2024	-	$-	7,388,674	$73,887	270	$3	$65,414,761	$(44,395,987)	$(380,388)	$20,712,276
Issuance of stock to settle vested RSUs	-	-	268,028	2,680	630	6	(2,686)	-	-	-
Conversion of senior secured convertible note payable to common stock	-	-	656,732	6,567	-	-	395,917	-	-	402,484
Issuance of common stock for patent license agreement	-	-	5,500,000	55,000	-	-	(55,000)	-	-	-
Share-based compensation	-	-	-	-	-	-	470,791	-	-	470,791
Net loss	-	-	-	-	-	-	-	(3,699,317)	-	(3,699,317)
Translation adjustment	-	-	-	-	-	-	-	-	135,981	135,981
Balance at September 30, 2024	-	$-	13,813,434	$138,134	900	$9	$66,223,783	$(48,095,304)	$(244,407)	$18,022,215

Balance at June 30, 2023	-	$-	4,058,523	$40,585	-	$-	$59,586,019	$(28,985,808)	$(245,459)	$30,395,337
Issue warrant to Placement agent	-	-	-	-	-	-	15,467	-	-	15,467
Share-based compensation	-	-	-	-	-	-	324,842	-	-	324,842
Net loss	-	-	-	-	-	-	-	(2,975,846)	-	(2,975,846)
Translation adjustment	-	-	-	-	-	-	-	-	(78,833)	(78,833)
Balance at September 30, 2023	-	$-	4,058,523	$40,585	-	$-	$59,926,328	$(31,961,654)	$(324,292)	$27,680,967

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Stockholders’ Equity

For the nine months ended September 30, 2024 and 2023

(Unaudited)

	Preferred Stock		Common Stock		Common Stock - to be issued		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2023	-	$-	4,677,787	$46,778	162,337	$1,623	$62,555,808	$(37,886,155)	$(270,473)	$24,447,581
Conversion of senior secured convertible note payable to common stock	-	-	3,071,318	30,713	-	-	2,410,978	-	-	2,441,691
Issuance of stock to settle vested RSUs	-	-	401,992	4,020	900	9	(4,029)	-	-	-
Related party used computer equipment	-	-	-	-	-	-	(4,428)	-	-	(4,428)
Warrants issued in connection with senior secured convertible note payable	-	-	-	-	-	-	1,586	-	-	1,586
Issuance of common stock	-	-	162,337	1,623	(162,337)	(1,623)	-	-	-	-
Issue common stock for patent license agreement	-	-	5,500,000	55,000	-	-	(55,000)	-	-	-
Share-based compensation	-	-	-	-	-	-	1,318,868	-	-	1,318,868
Net loss	-	-	-	-	-	-	-	(10,209,149)	-	(10,209,149)
Translation adjustment	-	-	-	-	-	-	-	-	26,066	26,066
Balance at September 30, 2024	-	$-	13,813,434	$138,134	900	$9	$66,223,783	$(48,095,304)	$(244,407)	$18,022,215

Balance at December 31, 2022	-	$-	4,002,320	$40,023	-	$-	$58,905,242	$(24,115,606)	$(201,653)	$34,628,006
Issuance of stock to settle vested RSUs	-	-	25,306	253	-	-	(253)	-	-	-
Issuance of stock in exchange of vehicle	-	-	12,231	122	-	-	48,437	-	-	48,559
Conversion of convertible notes payable to common stock	-	-	18,666	187	-	-	274,602	-	-	274,789
Warrants issued in connection with senior secured convertible note payable	-	-	-	-	-	-	15,467	-	-	15,467
Share-based compensation	-	-	-	-	-	-	682,833	-	-	682,833
Net loss	-	-	-	-	-	-	-	(7,846,048)	-	(7,846,048)
Translation adjustment	-	-	-	-	-	-	-	-	(122,639)	(122,639)
Balance at September 30, 2023	-	$-	4,058,523	$40,585	-	$-	$59,926,328	$(31,961,654)	$(324,292)	$27,680,967

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30
	2024	2023
Cash flows from Operating Activities:
Net loss	$(10,209,149)	$(7,846,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,610,387	3,653,746
Loss on inventory write-downs	-	120,931
Share-based compensation expense	1,318,868	682,833
Issuance cost of senior secured convertible note measured at fair value	308,336	260,967
Change in fair value of senior secured convertible note	275,624	-
Changes in operating assets and liabilities:
Accounts receivable	455	201,384
Inventory	6,892	6,812
Other current assets	87,623	(757)
Accrued expenses and other current and long-term liabilities	(343,072)	(401,622)
Net cash used in operating activities	(4,944,036)	(3,321,754)
Cash flows from Investing Activities:
Purchase of property and equipment	(20,423)	(107,867)
Increase in refundable deposits and others	(118,154)	(9,661)
Net cash used in investing activities	(138,577)	(117,528)
Cash flows from Financing Activities:
Proceeds from convertible notes payable- noncurrent	-	1,000,000
Proceeds from convertible notes payable- noncurrent, related party	9,000,000	2,000,000
Proceeds from senior secured convertible notes payable	875,000	2,000,000
Repayment of other notes payable, related party	(42,000)	(572,000)
Repayment of senior secured convertible notes payable	(1,439,754)	-
Repayment of convertible notes payable, related party	-	(114,026)
Payments of issuance cost of senior secured convertible note measured at fair value	(97,500)	(290,000)
Net cash provided by financing activities	8,295,746	4,023,974
Effect from foreign currency exchange	57,845	(67,091)
Net increase in cash and cash equivalents	3,270,978	517,601
Cash and cash equivalents at beginning of year	1,885,628	1,853,362
Cash and cash equivalents at end of year	$5,156,606	$2,370,963

Supplemental Cash Flow Information
Cash paid for interest	$3,932	$16,897

Noncash financing and investing activities:
Conversion of convertible notes payable to common stock and accrued interest waived by convertible notes holders	$-	$274,789
Conversion of senior secured convertible notes to common stock	$2,441,691	$-
Issuance of common stocks in exchange of vehicle	$-	$48,559
Account payable to purchase equipment	$-	$107,867

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

We have historically involved in the research and development of therapeutics based on VELDONA. Building on our research and development on VELDONA since inception, we are focused on commercializing a suite of VELDONA-based product candidates. Currently our priority VELDONA pipeline includes drug candidates for treating oral warts for human immunodeficiency virus (HIV) seropositive patients, Sjögren’s syndrome, and feline chronic gingivostomatitis (FCGS), a cat oral infection.

In 2021 and 2022, we acquired certain types of intellectual property from our controlling shareholder, Ainos Inc., a Cayman Island corporation (“Ainos KY”), to expand product portfolio into POCTs aimed to provide connected, rapid, and convenient testing for a broad range of health conditions. Pivoting from the sales of COVID-19 POCT, we aim to commercialize POCTs that detect volatile organic compounds (the “VOC”) emitted by the body, powered by our AI Nose technology platform. Our AI Nose technology platform implements digital nose sensors and our proprietary algorithm to analyze and digitally profile VOCs emitted by the body. Our lead VOC POCT candidate, Ainos Flora, aims to test female vaginal health and certain common sexually transmitted infections (the “STIs”) quickly and easily.

We believe AI Nose has additional opportunities in telehealth, automotive, industrial, and environmental safety applications. To address these additional opportunities, we are codeveloping a VOC POCT solution for the elderly care market. We are also codeveloping a VOC sensing solution to address the industrial market, as our first move to expand the application of AI Nose beyond healthcare. Our vision is to leverage digital nose sensors and our proprietary VOC sensing AI algorithm, to digitize smell and ultimately become AI’s nose.

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

In the opinion of management, the accompanying condensed financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2024, or any other period.

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

Liquidity

As of September 30, 2024, the Company had cash and cash equivalents of $5,156,606. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements, to support the Company’s clinical trial activities, largely in connection with Ainos Flora and human related VELDONA therapeutics. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all.

For the nine months ended September 30, 2024, the Company generated a net loss of $10,209,149. The Company expects to continue incurring development expenses for the next twelve months as the Company advances Ainos Flora and VELDONA therapeutics for humans through clinical development until regulatory approval is received and the sales and marketing of the products is authorized.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and has an accumulated deficit as of September 30, 2024 of $48,095,304 and expects to incur additional losses and negative operating cash flows for at least the next twelve months. The Company’s ability to meet its obligations is dependent upon its ability to generate sufficient cash flows from operations and future financing transactions.

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

Impairment of Intangible Assets

The Company reviews its definite-lived intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the carrying value of the asset or asset group. If impairment exists, the assets are written down to their estimated fair value. No impairment of definite-lived intangible and long-lived assets was recorded for the three and nine months ended September 30, 2024 and 2023.

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

3. Cash and Cash Equivalents

As of September 30, 2024 and December 31, 2023, cash and cash equivalents consisted of cash on hand and cash in bank which is potentially subject to concentration of credit risk. Such balance is maintained at financial institutions that management determines to be of high-credit quality. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation in the U.S.A or Central Deposit Insurance Corporation in Taiwan up to certain limits. At times, such deposits may be in excess of the insurance limit. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of September 30, 2024 and December 31, 2023, the Company had approximately $230,115 and $1,557,487 in excess of FDIC insured limits, respectively. The Company maintains cash in state-owned banks in Taiwan. In Taiwan, the insurance coverage of each bank is NTD$3,000,000 (approximately USD$94,750). As of September 30, 2024 and December 31, 2023, the Company had approximately $4,557,900 and $0 cash in excess of the insured amount, respectively. The Company has not experienced any losses in such accounts.

4. Inventory

Inventory stated at cost, net of reserve, consisted of the following:

	September 30,	December 31,
	2024	2023
Raw materials	$88,765	$92,708
Work in process	1,171	1,208
Finished goods	70,765	73,677
Total	$160,701	$167,593

Inventory write-downs to estimated net realizable values were nil for the three and nine months ended September 30, 2024, respectively, compared to $63,457 and $120,931 for the three and nine months ended September 30, 2023, respectively.

5. Convertible Notes Payable and Other Notes Payable

As of September 30, 2024 and December 31, 2023, the respective notes payable were as follows:

	September 30, 2024	December 31, 2023
Other notes payable, related party – current	$270,000	$42,000
Other notes payable, related party - noncurrent	-	270,000
March 2025 Convertible Notes, related party – noncurrent (ASE Note)	-	2,000,000
March 2025 Convertible Notes, related party –current (ASE Note)	2,000,000	-
March 2025 Convertible Notes – noncurrent (Lee Note)	-	1,000,000
March 2025 Convertible Notes –current (Lee Note)	1,000,000	-
Senior secured convertible notes payable (Lind Note) - fair value	-	2,651,556
May 2027 Convertible Notes, related party – noncurrent (ASE Note)	9,000,000	-
	$12,270,000	$5,963,556

The other notes payable were issued to Ainos KY, the controlling shareholder of the Company, in exchange for $800,000 in cash to support working capital of the Company in March 2022 (the “KY Note”). The Company paid off $530,000 of the KY Note during the year ended December 31, 2023. The Company did not repay the KY Note during the three and nine months ended September 30, 2024. The KY Note bear an interest rate of 1.85% per annum. On August 17, 2023, the Company entered into extension agreements with Ainos KY to extend the maturity to March 31, 2025. Another note payable was issued to i2China Management Group, LLC (“i2China”) in exchange for consulting services in 2020 (the “i2China Note”) the Company paid off the remain outstanding amount of $42,000 with accrued interest on August 16, 2024.

All of the aforementioned convertible promissory notes and other notes payable are unsecured and due upon maturity. Holders of convertible notes have the option to convert some or the entire unpaid principal and accrued interest to common stock of the Company.

May 2027 Convertible Notes and Warrant Purchase Agreement

On May 3, 2024, The Company entered into Convertible Note and Warrant Purchase Agreement with the ASE Test, Inc. (“ASE”), a shareholder of Ainos KY, for the issuance of convertible promissory notes with 6% compound interest in the aggregate principal amount of $9,000,000 (collectively the “Notes”) convertible into shares of common stock, par value $0.01 per share, of the Company, payable three (3) years from May 3, 2024 as well as the issuance of warrants for the purchase of up to 500,000 shares of common stock at a price per share of $4.50, exercisable until May 3, 2029. As of September 30, 2024, the Company received the full amount of the payment.

March 2025 Convertible Notes

On March 13, 2023, the Company entered into two convertible promissory note purchase agreements pursuant to Regulation S of the Securities Act of 1933, as amended, in the total principal amount of $3,000,000 with the following investors (the “March 2025 Convertible Notes” or “Notes”).

Convertible Note Issued to ASE Test, Inc. (the “ASE Note”)

Pursuant to the one of the aforementioned agreements, ASE Test, Inc., a shareholder of Ainos KY, committed to pay a total aggregate amount of $2,000,000 to the Company in exchange for convertible promissory note(s) in three tranches in the amounts of $1,000,000 (the “First Tranche”), $500,000 (the “Second Tranche”), and $500,000 (the “Third Tranche”) conditioned, among other things, on the Company achieving certain business milestones. As of September 30, 2024, the Company received the full amount of the payment.

Convertible Note Issued to Li-Kuo Lee (the “Lee Note”)

The Company issued a convertible note in the principal amount of $1,000,000 to an unrelated party, Li-Kuo Lee, in exchange of $1,000,000 in cash. As of September 30, 2024, the Company received the full amount of the payment.

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

The total interest expense of convertible notes payable, other notes payable, March 2025 Convertible Notes and May 2027 Convertible Notes and Warrant Purchase Agreement for the three and nine months ended September 30, 2024 were $185,078 and $349,292, respectively, compared with $41,227 and $86,151 for the same period in year 2023. As of September 30, 2024 and December 31, 2023, the unpaid accrued interest expense was $484,635 and $138,939, respectively.

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

In 2023, the Company issued and sold to Lind, in a private placement, (a) a senior secured convertible promissory note in the aggregate principal amount of $3,540,000 (the “Lind Note”) and (b) warrants to purchase 691,244 shares of common stock at an exercise price of $4.50 per share of common stock (the “Lind Warrant”) for a cash amount of $3,000,000. As of September 30, 2024, the Company received the full amount of the funding.

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

On August 2, 2024, the Company retired its remaining senior secured convertible debt (the “Note”) with Lind Global Fund II LP, an institutional investment fund managed by The Lind Partners (together the “Investor”), as a result of conversions by the Investor and payments by the Company, which aggregates at a total of approximately US$1.67 million. The prepayment was made with $1,439,754 in cash and $224,842 through the issuance of 382,384 shares of Common Stock, valued at $0.588 per share.

From an accounting perspective, the Lind Note is considered a debt host instrument embedded with an issuer’s call and investor’s contingent puts, and is issued at substantial discount. The Company elects the fair value option (the “FVO”) to account for the Lind Note at fair value and mark to market each quarter. For the three and nine months ended September 30, 2024, the change in the fair value of the Lind Note was recorded in the Statements of Operations in the amount of $177,212 and $275,624 respectively. No portion of the change in fair value was related to changes in credit risk of the Company which would be charged to other comprehensive loss if any. The Company has granted to Lind a senior security interest in all of the Company’s right, title, and interest in, to and under all of the Company’s property, subject to certain exceptions as set forth in the SPA. The issuance cost including a commitment fee charged by Lind, placement agent fee and warrants, and legal fees is $308,336, which is expensed off due to FVO election.

6. Stockholders’ Equity

Preferred Stock

The Company increased authorized shares of preferred stock from 10,000,000 shares to 50,000,000 shares upon the filing of an amendment to the Company’s Certificate of Formation with the Secretary of State of Texas on November 27, 2023. No shares of preferred stock were issued and outstanding as of September 30, 2024 and December 31, 2023.

Common Stock

During the three months ended September 30, 2024, the Company issued an additional 656,732 shares of common stock as a result of delivering conversion of the Lind’s Note, 268,028 shares of common stock to settle vested RSUs, and 5,500,000 shares of common stock in patent licenses agreement. As of September 30, 2024, there were 13,813,434 shares of common stock legally issued and outstanding.

Warrants

As of September 30, 2024 and December 31, 2023, warrants issued and outstanding in connection with financing are summarized as below:

	September 30,	December 31,
(In number of shares)	2024	2023
ASE Warrant with exercise price $4.5	500,000	-
Lind Warrant with exercise price from $2.16 to $4.50	1,201,944	691,244
Public warrant with exercise price of $21.25	179,400	179,400
Representative’s warrant with exercise price of $23.375	7,800	7,800
Placement agent warrant with exercise price of $8.25	20,666	16,000
Total	1,909,810	894,444

As mentioned in Note 5, in connection with Convertible Note and Warrant Purchase Agreement with the ASE, the Company issued warrants to ASE for purchase of up to 500,000 shares of Common Stock at a price per share of $4.50, exercisable until May 3, 2029.

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

As of September 30, 2024, none of the warrants have been exercised nor have expired.

7. Revenue

Revenue is recognized upon shipment of products based upon contractually stated pricing at standard payment terms within 30 to 60 days. The revenue generated by product sales is recognized at point in time.

The Company generated revenue from sales of COVID-19 Antigen Rapid Test Kits in the Taiwan market for the three and nine months ended September 30, 2023. There was no revenue recognized from performance obligation satisfied or partially satisfied in prior periods, nor were there any unsatisfied performance obligations related to the sales of COVID-19 Test Kits as of September 30, 2024 and December 31, 2023.

The Company generated revenue from sales of VELDONA Pet cytoprotein supplements in the Taiwan market through on-line platforms that were recognized after the expiration of right of return which was offered for a limited time. Revenue from sales through off-line distribution channels was recognized based on the amount of consideration that we expected to receive, reduced by estimates for return allowances, promotional discounts, and fees. Nil of contract liabilities was recorded for the cash received in advance from distribution channels as of September 30, 2024.

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

8. Share-Based Compensation

2023 Stock Incentive Plan

The Company effectuated an amendment to its 2021 Stock Incentive Plan, now restated as the Company 2023 Stock Incentive Plan (the “2023 SIP” or “Plan”) which includes, among other things, a change in the number of reserved shares under the Plan. Under the 2023 SIP, subject to a change in capital structure or a change in control, the aggregate number of shares which may be issued or transferred pursuant to awards under the Plan will be equal to up to twenty percent (20%) of shares of outstanding common stock of the Company existing as of December 31st of the previous calendar year (the “Plan Share Reserve”). Upon the effectiveness of the 2023 SIP on June 14, 2023, the aggregate number of shares which may be issued pursuant to awards under the Plan is 871,075 shares of common stock, including shares that remained available for grant under the 2021 Stock Incentive Plan. On July 19, 2024, the Company filed Form S-8 to increase the aggregate number of shares may be issued to 946,432 shares of common stock including shares that remained available for grant under the 2021 Stock Incentive Plan. As of September 30, 2024, 1,816,632 shares have been granted under the 2023 SIP.

2021 Stock Incentive Plan

On September 28, 2021, the Company’s board of directors, and on May 16, 2022, its shareholders approved the 2021 Stock Incentive Plan (the “2021 SIP”). During the period from January 1, 2023 up to the date that the prior plan was superseded by the 2023 SIP, no shares were granted under the 2021 SIP.

2021 Employee Stock Purchase Plan

On September 28, 2021, the Company’s board of directors, and on May 16, 2022, its shareholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). As of September 30, 2024, no shares were issued under the 2021 ESPP.

Restricted Stock Units (“RSUs”)

RSUs entitle the recipient to be paid out an equal number of common stock shares upon vesting. The fair value of RSUs is based on market price of the underlying stock on the date of grant. A summary of the Company’s RSUs activity and related information for the three and nine months ended September 30, 2024 and for the three and nine months ended September 30, 2023 were as follows:

	2024		2023
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance at January 1	954,306	$4.39	160,000	$12.08
RSUs granted	-	$-	-	$-
RSUs vested	(133,964)	$5.74	(5,866)	$55.50
RSUs forfeited	(5,950)	$3.46	(7,600)	$7.15
Unvested balance at March 31	814,392	$4.18	146,534	$10.60
RSUs granted	-	-	-	-
RSUs vested	-	-	(20,220)	$6.69
RSUs forfeited	(4,410)	$4.16	(6,970)	$6.38
Unvested balance at June 30	809,982	$4.18	119,344	$11.51
RSUs granted	946,432	$0.53	870,200	$3.46
RSUs vested	(268,028)	$1.91	-	-
RSUs forfeited	(8,400)	$3.46	(8,220)	$3.92
Unvested balance at September 30	1,479,986	$2.26	981,324	$4.43

Stock Options and Warrants

During the three and nine months ended September 30, 2024 and 2023, no shares were granted, forfeited, expired or exercised. As of September 30, 2024, there were 7,332 shares in the form of stock options and 6,034 shares in the form of warrants outstanding are all vested and exercisable.

Share-Based Compensation Expense

Shared-based compensation expense for the three and nine months ended September 30, 2024 ware $470,791 and $1,318,868, respectively, compared to the three and nine months ended September 30, 2023 amount of $324,842 and $682,833, respectively.

As of September 30, 2024, the total unrecognized compensation cost related to outstanding RSUs, stock options and warrants was $2,461,580, which the Company expects to recognize over a weighted-average period of 1.86 years.

9. Income Taxes

The Company did not record a federal, state, or foreign income tax provision or benefit for the three and nine months ended September 30, 2024 and 2023 due to the expected loss before income taxes to be incurred for the years ended December 31, 2024 and 2023, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets due to its historical deficit.

10. Net Loss per Common Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders, basic and diluted	$(3,699,317)	$(2,975,846)	$(10,209,149)	$(7,846,048)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	11,279,220	4,058,413	7,868,997	4,026,756
Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.73)	$(1.30)	$(1.95)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Option and RSUs to purchase common stock	1,487,318	988,656	1,487,318	988,656
Warrants to purchase to common stock	1,915,844	664,730	1,915,844	664,730
Convertible note to purchase common stock	2,480,565	1,329,709	2,480,565	1,329,709
Total potential shares	5,883,727	2,983,095	5,883,727	2,983,095

11. Related Party Transactions

The following is a summary of related party transactions that met our disclosure threshold:

Working Capital Advances

The proceeds of the KY Note and ASE Note (see Note 5) were used for working capital advances. The total interest expense incurred in related to the notes for the three and nine months ended September 30, 2024 were $168,950 and $301,805, respectively, compared to $26,103 and $52,944, for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, unpaid accrued interest expenses were $389,437 and $87,632, respectively.

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

The Company incurred costs associated with manufacturing COVID-19 Antigen Rapid Test Kits by TCNT pursuant to the Sales and Marketing Agreement, totaling nil for the three and nine months ended September 30, 2024 compared with the amount for the three and nine months ended September 30, 2023 of nil and $46,635 respectively.

Manufacturing Service Agreement with TNCT for the VELDONA Pet cytoprotein supplements

On August 28, 2023, the Company entered into a manufacturing service agreement with TCNT, together with another third-party vendor, to manufacture pet supplement products. The Company incurred costs totaling $39,523 for the three and nine months ended September 30, 2023 and nil for the three and nine months ended September 30, 2024.

As of September 30, 2024 and December 31, 2023, the accounts payable to TCNT were nil and $323, respectively; and prepayment for COVID-19 Antigen Rapid Test Kits were $16,785 and $27,208, respectively.

COVID-19 Antigen Rapid Test Kits Sales

The Company sold COVID-19 Antigen Rapid Test Kits to affiliates of ASE Test Inc., totaling nil for the three and nine months ended September 30, 2024 compared with the three and nine months ended September 30, 2023 amount of $21,224 and $33,765, respectively. As of September 30, 2024, and December 31, 2023, the accounts receivable to aforementioned related parties were nil, respectively.

Product Co-development Agreement

Pursuant to a five-year Product Co-development Agreement effective on August 1, 2021 (the “Product Co-Development Agreement”) with TCNT, the development expenses incurred were $98,823 and $290,661 for the three and nine months ended September 30,2024, respectively, compared to $135,606 and $287,802 for the three and nine months ended September 30, 2023, respectively.

As part of the Addendum Agreement entered on July 8, 2024, TCNT provided non-exclusive use of certain patents related to VOC and POCT technologies for a monthly fee of $95,000 (plus 5% indirect tax), with negotiable payment terms for extend another three months from July 2024 to September 2024. The fee for non-exclusive use of patents were $286,675 and $856,537 for the three and nine months ended September 30, 2024 and nil for the three and nine months ended September 30, 2023, respectively. Advance payment $33,830 and $ 26,511 as of September 30, 2024 and December 31, 2023, respectively.

Patent license agreement

On August 6, 2024, the Company entered into a patent license agreement (the “License Agreement”) with TCNT, as an effort to bolster the Company’s AI Nose and point-of-care testing (POCT) technologies while preserving cash. As of August 5, 2024, prior to TCNT entering into the License Agreement, TCNT controlled, via its majority interest in Ainos Inc., a Cayman Islands corporation (“Ainos KY”) which is a party to certain previously disclosed Voting Agreements, approximately 38% of the voting power of the Company. Pursuant to the License Agreement, TCNT has agreed to assign and grant, and the Company has agreed to accept, an exclusive, irrevocable, and perpetual license of certain invention patents and patent applications related to gas sensors and medical devices (the “Licensed Patents”), in exchange for 5,500,000 shares of the Company’s common stock (the “Common Stock”), at a price per share of 1.05 times the highest closing sale price of the Common Stock during the 30-trading day period preceding the effective date of the License Agreement. The License Agreement shall remain in effect until terminated by mutual written agreement of the parties, or until the expiration of the Licensed Patents, or all claims for alleged infringement of the Licensed Patents are barred by applicable laws.

Following the issuance of the 5.5 million shares of stock, TCNT controls the company through its majority interest in Ainos KY, and its direct ownership in the Company. Ainos KY is a shareholder of the Company and a party to certain previously disclosed Voting Agreements, and controls approximately 62.8% of the Company’s voting power as of November 6, 2024.

Miscellaneous

The Company engaged Ms. Chien-Hsuan Huang as a medical device development consultant in September 2022 for one year. Ms. Huang is the spouse of one of the board of directors of the Company. The R&D expense was nil for the three and nine months ended September 30, 2024 and $12,377 and $51,721 for the three and nine months ended September 30, 2023, respectively.

12. Commitments and Contingencies

The Company operates in an industry characterized by extensive patent litigation. Competitors may claim that the Company’s products infringe upon their intellectual property. Resolution of patent litigation or other intellectual property claims is typically time consuming and costly and can result in significant damage awards and injunctions that could prevent the manufacture and sale of the affected products or require the Company to make significant royalty payments in order to continue selling the affected products. As of September 30, 2024, there were no such commitments or contingencies.

The company record for the cash received in advance $110,142 as contract liabilities from distribution channels, the company will expect to realize the revenue in the near future, however, there can be adjusted due to the company’s strategy.

13. Subsequent Events

Related Party Transaction

Extend agreements

As part of the Addendum Agreement entered into on October 16, 2024 as disclosed in Note 11, TCNT will provide exclusive use of certain patents related to VOC, POCT and nitrogen-oxygen separation machine technologies for a monthly fee of $50,000 (plus 5% indirect tax) for twelve months from October 16, 2024, with negotiable payment terms.

Repayment of note payable (the “KY Note”)

On October 7, 2024, the company has repaid the remaining note payable principal amount of $270,000 with accrued interest to Ainos KY, the controlling shareholder of the Company.

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

We have historically involved in the research and development of therapeutics based on VELDONA. Building on our research and development on VELDONA since inception, we are focused on commercializing a suite of VELDONA-based product candidates. Currently our priority VELDONA pipeline includes drug candidates for treating oral warts for human immunodeficiency virus (HIV) seropositive patients, Sjögren’s syndrome, and feline chronic gingivostomatitis (FCGS), a cat oral infection.

In 2021 and 2022, we acquired certain types of intellectual property from controlling shareholder, Ainos Inc., a Cayman Island corporation (“Ainos KY”), to expand product portfolio into POCTs aimed to provide connected, rapid, and convenient testing for a broad range of health conditions. Pivoting from the sales of COVID-19 POCT, we aim to commercialize POCTs that detect volatile organic compounds (the “VOC”) emitted by the body, powered by our AI Nose technology platform. Our AI Nose technology platform implements digital nose sensors and our proprietary algorithm to analyze and digitally profile VOCs emitted by the body. Our lead VOC POCT candidate, Ainos Flora, aims to test female vaginal health and certain common sexually transmitted infections (the “STIs”) quickly and easily.

We believe AI Nose has additional opportunities in telehealth, automotive, industrial, and environmental safety applications. To address these additional opportunities, we are codeveloping a VOC POCT solution for the elderly care market. We are also codeveloping a VOC sensing solution to address the industrial market, as our first move to expand the application of AI Nose beyond healthcare. Our vision is to leverage digital nose sensors and our proprietary VOC sensing AI algorithm, to digitize smell and ultimately become AI’s nose.

Our Pipeline

An integral part of our operating strategy is to create multiple revenue streams through sales of commercially ready products, out-licensing or forming strategic relationships to develop and commercialize our products. As of September 30, 2024, we have commercialized the following products:

●	COVID-19 Antigen Rapid Test Kit. As the first commercialized products we sell, we have marketed COVID-19 antigen rapid test kits in Taiwan under emergency use authorization (“EUA”) issued by the Taiwan Federal and Drug Administration (“TFDA”) to TCNT, the product manufacturer. We have pivoted away from this business and have ceased selling the product since the first quarter of 2024.

●	VELDONA Pet. VELDONA Pet is cytoprotein supplement formulated to address a variety of health issues in dogs and cats, including skin, gum, emotion, discomfort caused by allergies, eye, and weight-related issues. We currently market VELDONA Pet in Taiwan.

From time to time, we assess our development plan based on available resources and market dynamics. As of September 30, 2024, our current pipeline of the products, which are under development, includes the following:

●	VELDONA human and animal drugs. Our human drug pipeline include oral warts for HIV seropositive patients, Sjögren’s syndrome common cold, and influenza We have conducted Phase 2 studies for these programs. Within the human drug pipeline, we are prioritizing HIV oral warts and Sjögren’s syndrome. As of the third quarter of 2024, we are in the process of initiating clinical studies for HIV oral warts and Sjögren’s syndrome in Taiwan. The United States Food and Drug Administration (the “U.S. FDA”) have granted orphan drug designation for our VELDONA formulation as a potential treatment for oral warts in HIV-seropositive patients. In the second quarter of 2024 we announced a plan to initiate a clinical study for feline chronic gingivostomatitis (FCGS), a cat oral disease, as an effort to explore VELDONA’s opportunity as an animal drug. We enrolled our first subject for FCGS during the third quarter of 2024.

●	VOC POCT – Ainos Flora. Ainos Flora, powered by AI Nose, is intended to perform a non-invasive test for female vaginal health and certain common STIs within a few minutes. A companion app is also being developed that aims to enable users to conveniently manage test results. We believe Ainos Flora can provide connected, convenient, discreet, rapid testing in a point-of-care setting. We are conducting clinical study in Taiwan and exploring strategic opportunities to commercialize the product. To further optimize the product for at-home testing, we are developing a next generation Ainos Flora device that implements compute unified device architecture (CUDA), a parallel computing platform for accelerated computing on graphical processing units.

●	VOC platform – NISD co-development. We are co-developing a VOC sensing platform with Nisshinbo Micro Devices Inc. (“NISD”) and Taiwan Inabata Sangyo Co. (“Taiwan Inabata”). The platform under development is intended to be used in applications including telehealth, automotive, industrial, and environmental safety. We are developing a VOC POCT solution for the elderly market and a solution for sensing VOCs in the industrial market.

●	VOC POCT – Ainos Pen. The device is intended to be a cloud-connected, multi-purpose, portable breath analyzer that is intended to monitor health conditions within minutes, powered by AI Nose. We expect consumers to be empowered to share test results with their physicians through in-person and telehealth medical consultations.

●	VOC POCT – CHS430. The CHS430 device, powered by AI Nose, is intended to provide non-invasive testing for ventilator-associated pneumonia within few minutes, as compared to current standard of care invasive culture tests that typically take more than two days to provide results.

●	Synthetic RNA (“SRNA”). We plan develop a SRNA technology platform in Taiwan with a long-term goal of developing next-generating precision treatments and rapid tests.

An integral part of our operating strategy is to create multiple revenue streams through commercializing our product portfolio and leveraging our intellectual property patents. Our near-term development plans encompass advancing our flagship VOC POCT candidate, Ainos Flora, and our co-development programs. At the same time, we will advance clinical studies and actively pursue the out-licensing of VELDONA human drug candidates.

We continue to strengthen our intellectual properties. During the third quarter of 2024, we have licensed additional patents from Taiwan Carbon Nano Technology Corporation (TCNT), our shareholder and product developer, as an effort to bolster our AI Nose and POCT technologies. For VELDONA, we secured a Taiwan invention patent titled “METHOD AND COMPOSITION OF TREATMENT OR PREVENTION OF CORONAVIRUS INFECTION” and we have filed for global patent protection under the Patent Cooperation Treaty (PCT) for this patent.

As of September 30, 2024, we had available cash and cash equivalents of $5,156,606. We anticipate business revenues and further potential financial support from external sources to fund our operations over the next twelve months. We have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” for additional information. To finance our continuing operations, we will need to raise additional capital, which cannot be assured.

Our operating revenue previously came from the sale of COVID-19 test kits in Taiwan under emergency use authorization, since the expiration of EUA to TCNT, the company ceased the sale of the Ainos COVID-19 antigen rapid test kits in first quarter of 2024. The company began to generate sales revenue from VELDONA Pet in the third quarter of 2023. In Taiwan, we are primarily marketing VELDONA Pet on certain e-commerce platforms.

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

Results of Operations for Quarter Ended September 30, 2024 (“Q3 2024”) and September 30, 2023 (“Q3 2023”):

	Three months ended September 30,		Change
	2024	2023	Amount	%

Revenues	$-	$24,489	$(24,489)	(100)%
Cost of revenues	(547)	(87,873)	87,326	(99)%
Gross loss	(547)	(63,384)	62,837	(99)%
Operating expenses:
Research and development expenses	2,022,244	1,710,265	311,979	18%
Selling, general and administrative expenses	1,015,758	902,017	113,741	13%
Total operating expenses	3,038,002	2,612,282	425,720	16%
Loss from operations	(3,038,549)	(2,675,666)	(362,883)	14%

Non-operating (expenses) income, net:
Interest expense	(264,642)	(44,267)	(220,375)	498%
Issuance cost of senior secured convertible note measured at fair value	(169,344)	(260,967)	91,623	(35)%
Fair value change for senior secured convertible note	(177,212)	-	(177,212)	-%
Other (expense) income, net	(49,570)	5,054	(54,624)	(1,081)%
Total non-operating expenses, net	(660,768)	(300,180)	(360,588)	120%

Net loss before income taxes	(3,699,317)	(2,975,846)	(723,471)	24%
Provision for income taxes	-	-	-
Net loss	$(3,699,317)	$(2,975,846)	$(723,471)	24%

Revenues, Cost and Gross Loss

The Company reported nil and $24,489 in revenue in Q3 2024 and Q3 2023, respectively, from product sales of VELDONA pet cytoprotein supplements and Ainos COVID-19 Antigen Rapid Test Kits in Taiwan respectively. The Company launched its VELDONA pet cytoprotein supplement products in the third quarter of 2023; due to the expiration of EUA, the company ceased the sale of the Ainos COVID-19 antigen rapid test kits in the first quarter of 2024. Sales volume in 2024 Q3 was offset by the sales returns.

The cost of revenue related to product sales in Q3 2024 was $547 compared to $87,873 in Q3 2023. The decrease in cost of revenue was due to the decrease in sales volume.

The share-based compensation expense and the depreciation expense for manufacturing in Q3 2024 and Q3 2023 were nil and $21,715, respectively. When excluding these non-cash cost, cost of revenue was $547 in Q3 2024 compared to $66,158 in Q3 2023.

Gross loss from product sales in Q3 2024 was $547 as compared to $63,384 gross loss from product sales in Q3 2023. The decrease in gross loss was due to low sales volume for newly launched products, and a reduced cost of revenue.

When excluding these non-cash costs, gross loss decreased to $547 in Q3 2024 compared to $41,669 gross loss in Q3 2023.

Research and Development (R&D) Expenses

R&D expenses in Q3 2024 and Q3 2023 were $2,022,244 and $1,710,265, respectively. The increase of $311,979 (18%) was due to increased expenses associated with co-research for technology and product, as well as staffing expenditures (including share-based compensation), which were offset by a decrease in professional expense. We expect that our R&D expenses related to clinical trials will continue to grow as we further develop VOC POCT and VELDONA drug candidates and increase the pace of clinical trials previously delayed during the COVID-19 pandemic.

The share-based compensation expense and the depreciation and amortization expense in Q3 2024 and Q3 2023 were $1,305,461 and $1,263,665, respectively. Excluding these non-cash expenses, R&D expenses increased to $716,783 in Q3 2024 from $446,600 in Q3 2023.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $1,015,758 and $902,017 in Q3 2024 and Q3 2023, respectively, reflecting an increase of $113,741 (13%) due to a significant increase in staffing expenditures (including share-based compensation) and professional expenses and Nasdaq and SEC filing fees, which were offset by a decrease in public relations and investor relations fees and D&O insurance expenses. RSUs granted to officers and employees of the Company require a service period of 3 years and therefore, the total amount of the compensation expense was amortized over the service period.

The share-based compensation expense and the depreciation and amortization expense in Q3 2024 and Q3 2023 were $377,020 and $269,934, respectively. Excluding these non-cash expenses, SG&A expenses mildly increased to $638,738 in Q3 2024 compared to $632,083 in Q3 2023.

Operating Loss

The Company’s operating loss was $3,038,549 and $2,675,666 in Q3 2024 and Q3 2023, respectively, reflecting a $362,883 (14%) increase in operating loss between the reporting periods. We incurred a gross loss in product sales. We continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Interest Expense

In Q3 2024, interest expense was $264,642 compared to $44,267 in Q3 2023. The increase in interest expense was due to accrued interest for convertible notes issued in May 2024.

Net Loss

Net loss was $3,699,317 in Q3 2024 compared to $2,975,846 in Q3 2023, resulting in a $723,471 (24%) increase in net loss attributable to our shareholders of common stock. The net loss was due to an expanding operating expense. We continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Results of Operations for Nine Months Ended September 30, 2024 (“first nine months 2024”) and September 30, 2023 (“first nine months 2023”):

	Nine months ended September 30,		Change
	2024	2023	Amount	%

Revenues	$20,729	$102,208	$(81,479)	(80)%
Cost of revenues	(52,674)	(244,538)	191,864	(78)%
Gross loss	(31,945)	(142,330)	110,385	(78)%
Operating expenses:
Research and development expenses	6,085,648	5,080,335	1,005,313	20%
Selling, general and administrative expenses	3,090,056	2,282,631	807,425	35%
Total operating expenses	9,175,704	7,362,966	1,812,738	25%
Loss from operations	(9,207,649)	(7,505,296)	(1,702,353)	23%

Non-operating (expenses) income, net:
Interest expense	(432,097)	(93,852)	(338,245)	360%
Issuance cost of senior secured convertible note measured at fair value	(308,336)	(260,967)	(47,369)	18%
Fair value change for senior secured convertible note	(275,624)	-	(275,624)	-%
Other income, net	14,557	14,067	490	3%
Total non-operating expenses, net	(1,001,500)	(340,752)	(660,748)	194%

Net loss before income taxes	(10,209,149)	(7,846,048)	(2,363,101)	30%
Provision for income taxes	-	-	-
Net loss	$(10,209,149)	$(7,846,048)	$(2,363,101)	30%

Revenues, Cost and Gross Loss

The Company reported $20,729 and $102,208 in revenue in first nine months 2024 and first nine months 2023, respectively, from product sales of VELDONA pet cytoprotein supplements and Ainos COVID-19 Antigen Rapid Test Kits in Taiwan respectively. The Company launched its VELDONA pet cytoprotein supplement products in the third quarter of 2023; due to the expiration of EUA, the company ceased the sale of the Ainos COVID-19 antigen rapid test kits in the first quarter of 2024.

The cost of revenue related to product sales in first nine months 2024 was $52,674 compared to $244,538 in first nine months 2023. The decrease in cost of revenue was due to the decrease in sales volume.

The share-based compensation expense and the depreciation expense for manufacturing in first nine months 2024 and first nine months 2023 were $9,032 and $70,069, respectively. When excluding these non-cash cost, cost of revenue decreased to $43,642 in first nine months 2024 compared to $174,469 in first nine months 2023.

Gross loss from product sales in first nine months 2024 was $31,945 as compared to $142,330 gross loss from product sales in first nine months 2023. The decrease in gross loss was due to low sales volume for newly launched products, and a lower cost of revenue.

When excluding these non-cash costs, gross loss decreased to $22,913 in first nine months 2024 compared to $72,261 gross loss in first nine months 2023.

Research and Development (R&D) Expenses

R&D expenses in first nine months 2024 and first nine months 2023 were $6,085,648 and $5,080,335, respectively. The increase of $1,005,313 (20%) was due to increased expenses associated with co-research for technology and product and staffing expenditures (including share-based compensation), which were offset by a decrease in professional expense. We expect that our R&D expenses related to clinical trials will continue to grow as we further develop VOC POCT and VELDONA drug candidates and increase the pace of clinical trials previously delayed during the COVID-19 pandemic.

The share-based compensation expense and the depreciation and amortization expense in first nine months 2024 and first nine months 2023 were $3,866,581 and $3,669,081, respectively. When excluding these non-cash expenses, R&D expenses increased to $2,219,067 in first nine months 2024 from $1,411,254 in first nine months 2023.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $3,090,056 and $2,282,631 in first nine months 2024 and first nine months 2023, respectively, reflecting an increase of $807,425 (35%) due to a significant increase in staffing expenditures (including share-based compensation) and professional expenses, which were offset by a decrease in public relations and investor relations fees and D&O insurance expenses. RSUs granted to officers and employees of the Company require a service period of 3 years and therefore, the total amount of the compensation expense was amortized over the service period.

The share-based compensation expense and the depreciation and amortization expense in first nine months 2024 and first nine months 2023 were $1,053,642 and $597,429, respectively. When excluding these non-cash expenses, SG&A expenses increased to $2,036,414 in first nine months 2024 compared to $1,685,202 in first nine months 2023.

Operating Loss

The Company’s operating loss was $9,207,649 and $7,505,296 in first nine months 2024 and first nine months 2023, respectively, reflecting a $1,702,353 (23%) increase in operating loss between the reporting periods. We incurred a gross loss in product sales. We continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Interest Expense and Issuance Cost of Convertible Note

In first nine months 2024, interest expense was $432,097 compared to $93,852 in first nine months 2023. The increase in interest expense was due to accrued interest for convertible notes issued in May 2024.

On January 23, 2024, the Company received an Increased Funding Amount and incurred an issuance cost including investor and placement agent fees, as well as legal fees. $308,336 of the issuance cost was recognized for the amendment of funding received and closed by the Company.

Net Loss

Net loss was $10,209,149 in first nine months 2024 compared to $7,846,048 in first nine months 2023, resulting in a $2,363,101 (30%) increase in net loss attributable to our shareholders of common stock. The net loss was due to an expanding operating expense. We continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, the Company had available cash of $5,156,606 and $1,885,628, respectively.

The following table summarizes our cash flow during the nine months period ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
Net cash used in operating activities	(4,944,036)	(3,321,754)
Net cash used in investing activities	(138,577)	(117,528)
Net cash provided by financing activities	8,295,746	4,023,974

Operating activities:

Cash used in operating activities increased by $1,622,282 during the first nine months of 2024 compared to the first, nine months of 2023. Our net loss for the first nine months of 2024 increased by $2,363,101 primarily due to increase of operating expenses. The operating cash outflow as a result of changes in operating assets and liabilities was mainly attributable to:

●	Non-cash expenses including share-based compensation, depreciation and amortization, loss on inventory write-downs, issuance cost of secured convertible note, and change in fair value of senior secured convertible note increased approximately by $794,700;
●	Working capital injected into accounts receivable, inventories and other current assets decreased by approximately $112,500; and
●	Working capital injected into accrued expenses, operating lease liabilities, contract liabilities and other current and long-term liabilities increased by approximately $58,500.

Investing activities

Cash used for investing activities were $138,577 and $117,528 during the first nine months of 2024 and the first nine months of 2023, respectively. The increase was due to increase in refundable deposits and other noncurrent assets offset by decrease in purchase of property and equipment.

Financing activities

Cash provided by financing activities were $8,295,746 and $4,023,974 during the first nine months of 2024 and the first nine months of 2023, respectively. The $4,271,772 increase was primarily reflected by the following:

●	Repayment of convertible notes and other notes payable increased by $795,728;
●	Proceeds from convertible notes and other notes payable financing increased by $4,875,000; and
●	Payments of issuance cost of senior secured convertible note measured at fair value decreased by $192,500.

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

As disclosed in Note 5 (Convertible Notes Payable and Other Notes Payable), to our accompanying condensed financial statements we repaid $1,439,754 in cash to retired senior secured convertible notes from the LIND Note transaction in August 2024.

As disclosed in Note 5 (Convertible Notes Payable and Other Notes Payable), to our accompanying condensed financial statements we repaid $42,000 to retire the i2China Note transaction in August 2024.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

Information on risk factors can be found in Part I, Item 1A (Risk Factors) of our 2023 Annual Report. There have been no material changes from the risk factors previously disclosed in our 2023 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Equity Securities

During the three months ended September 30, 2024, we did not issue any securities that were either (a) unregistered pursuant to the Securities Act or (b) not previously disclosed in a Current Report on Form 8-K.

Issuer Purchase of Equity Securities

Not applicable.

Use of Proceeds of Registered Securities

Not applicable.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

EXHIBIT INDEX

		FILED	INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	WITH THIS FORM 10-Q	FILING DATE WITH SEC	FORM	EXH #	HYPERLINK TO FILINGS
4.1	Voting Agreement, dated August 15, 2024, between Ainos, Inc. and Taiwan Carbon Nano Technology Corporation		8/20/2024	SC 13D/A	1	Voting Agreement, dated August 15, 2024, between Ainos, Inc. and Taiwan Carbon Nano Technology Corporation
10.1	English Translation of Second Addendum to the Product Development Agreement, dated July 8, 2024		7/12/2024	8-K	10.1	Convertible Promissory Note, dated as of May 3, 2024, issued by Ainos, Inc. in favor of ASE Test, Inc. in the principal amount of US$9,000,000.
10.2	Patent License Agreement, dated August 6, 2024, by and between Ainos, Inc. and Taiwan Carbon Nano Technology Corporation.		8/9/2024	8-K	10.1	Patent License Agreement, dated August 6, 2024, by and between Ainos, Inc. and Taiwan Carbon Nano Technology Corporation.
10.3	English Translation of Third Addendum to Product Development Agreement, dated October 16, 2024		10/22/2024	8-K	10.1	English Translation of Third Addendum to Product Development Agreement, dated October 16, 2024
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002	x
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002	x
32.1	Certification Of Principal Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	x
32.2	Certification Of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	x
100	XBRL – Related Documents	x
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.	x
101.SCH	XBRL Taxonomy Extension Schema Document	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase	x
101.LAB	XBRL Taxonomy Extension Label Linkbase	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	x
104.1	Cover Page Interactive Data File	x

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AINOS, INC.

Date: November 6, 2024	By:	/s/ Chun-Hsien Tsai
Chun-Hsien Tsai, Chairman of the Board, President, and Chief Executive Officer

Date: November 6, 2024	By:	/s/ Hsin-Liang Lee
Hsin-Liang Lee, Chief Financial Officer

