Form 10-K
period 2024-12-31
Ainos, Inc.
filed 2025-03-07
CIK 1014763

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2024

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

Commission File Number 001-41461

AINOS, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1974352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8880 Rio San Diego Drive, Ste.800, San Diego, CA	92108
(Address of principal executive offices)	Zip Code

Issuer’s telephone number, including area code:	(858) 869-2986

Securities registered under Section 12(b) of the Exchange Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AIMD	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
Common Stock Purchase Warrants	AIMDW	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

As of March 7, 2025, there were issued and outstanding 15,433,257 shares of the registrant’s common stock, par value $0.01, which is the only class of common or voting stock of the registrant. As of June 30, 2024, the aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing price of $ 0.8136 for the Registrant’s common stock on June 30, 2024, as reported on Nasdaq Capital Market, was approximately $3,350,118. Shares of common stock held by officers, directors and each shareholder owning 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) and, as such, may involve unknown risks, uncertainties and assumptions.

Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as those statements containing the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “will,” “would,” “could,” “should,” “might,” “potential,” “continue” or other similar expressions.

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

As used in this Annual Report on Form 10-K, “Ainos” “the Company,” “we,” “us,” and “our” refer to Ainos, Inc. and our consolidated subsidiaries, except where the context otherwise requires.

ITEM 1. BUSINESS.

Overview

Ainos, Inc. (the “Company”), incorporated in the State of Texas in 1984, is a diversified healthcare company focused on the development of novel point-of-care testing (the “POCT”), therapeutics based on very low-dose interferon alpha (the “VELDONA”), and synthetic RNA-driven preventative medicine. Our product pipeline includes commercial-stage VELDONA Pet supplements, clinical-stage VELDONA human therapeutics and telehealth-friendly POCTs powered by the AI Nose technology platform. Our vision for AI Nose is to digitize smell, extend application beyond healthcare, and ultimately become AI’s nose.

We have historically involved in the research and development of therapeutics based on VELDONA. Building on our research and development on VELDONA since inception, we are focused on commercializing a suite of VELDONA-based product candidates. Our priority pipeline includes drug candidates for treating oral warts for human immunodeficiency virus (HIV) seropositive patients, Sjögren’s syndrome, and feline chronic gingivostomatitis (FCGS), a cat oral infection.

In 2021 and 2022, we acquired certain types of intellectual property from a controlling shareholder, Ainos Inc., a Cayman Island corporation (“Ainos KY”), to expand product portfolio into POCTs aimed to provide connected, rapid, and convenient testing for a broad range of health conditions. Pivoting from the sales of COVID-19 POCT, we aim to commercialize POCTs that detect volatile organic compounds (the “VOC”) emitted by the body, powered by our AI Nose technology platform. In 2024, we licensed certain patents and patent applications from Taiwan Carbon Nano Technology Corporation (“TCNT”), a controlling shareholder, to further expand our intellectual properties on our VOC and POCT technologies.

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

We are developing VELDONA for a broad range of human and animal health conditions. Our planned drug pipeline includes: oral warts for HIV-seropositive patients, Sjogren’s Syndrome, mid COVID-19 syndromes, common cold, influenza, aphthous stomatitis, chemotherapy-induced stomatitis and FCGS. Our priorities are HIV-seropositive patients, Sjogren’s Syndrome and FCGS. The United States Food and Drug Administration (the “U.S. FDA”) have granted Orphan Drug Designation (“ODD”) for our VELDONA formulation as a potential treatment for oral warts in HIV-seropositive patients. We marketed a series of health supplements for dogs and cats under the brand name “VELDONA Pet” in Taiwan in 2024.

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

Our Pipeline

An integral part of our operating strategy is to create multiple revenue streams through sales of commercially ready products, out-licensing or forming strategic relationships to develop and commercialize our products. As of December 31, 2024, we have commercialized the following products:

●	COVID-19 Antigen Rapid Test Kit. Our first commercialized product line was COVID-19 antigen rapid test kits marketed in Taiwan under emergency use authorization (EUA) issued by the Taiwan Food and Drug Administration (TFDA) to TCNT, the product manufacturer. We discontinued selling this product in the first quarter of 2024.

●	VELDONA Pet supplement. VELDONA Pet is formulated to address a variety of health issues in dogs and cats, including skin, gum, emotion, discomfort caused by allergies, eye, and weight-related issues. We launched VELDONA Pet supplement in Taiwan in the second quarter of 2023.

From time to time, we assess our development plan based on available resources and market dynamics. Our pipeline of the products, which are under development, includes the following:

●	VELDONA human and animal drugs. Our human drug pipeline includes treatments for oral warts in HIV-seropositive patients, Sjögren’s syndrome, common cold, and influenza. The United States Food and Drug Administration (U.S. FDA) has granted orphan drug designation for our VELDONA formulation as a potential treatment for oral warts in HIV-seropositive patients. We have completed Phase 2 studies for these programs. Within the human drug pipeline, we are prioritizing treatments for HIV oral warts and Sjögren’s syndrome. As of December 31, 2024, we were in the process of initiating clinical studies for HIV oral warts and Sjögren’s syndrome in Taiwan. In 2024, we also initiated a clinical study for FCGS to explore further opportunities for VELDONA in the animal drug market.

●	VOC POCT – Ainos Flora. Ainos Flora, powered by AI Nose technology, is designed to offer a quick, non-invasive test for female vaginal health and common STIs. We are also developing a companion app for managing test results. We aim to provide fast, private, and convenient testing at the point of care. To enhance at-home testing, we are developing a second generation Ainos Flora device with CUDA technology. We are conducting clinical studies in Taiwan, and we are also exploring commercialization opportunities.

●	VOC platform – NISD co-development. We are collaborating with Nisshinbo Micro Devices Inc. (“NISD”) and Taiwan Inabata Sangyo Co. (“Taiwan Inabata”) to develop a VOC sensing platform based on AI Nose. This platform is designed for applications in telehealth, automotive, industrial, and environmental safety sectors. We are co-developing a VOC POCT solution for elderly care and a VOC sensing solution for industrial use.

●	VOC POCT – Ainos Pen. The device is intended to be a cloud-connected, multi-purpose, portable breath analyzer that is intended to monitor health conditions within minutes, powered by AI Nose. We expect consumers to be empowered to share test results with their physicians through in-person and telehealth medical consultations.

●	VOC POCT – CHS430. The CHS430 device, powered by AI Nose, is intended to provide non-invasive testing for ventilator-associated pneumonia within few minutes, as compared to current standard of care invasive culture tests that typically take more than two days to provide results.

●	Synthetic RNA (“SRNA”). We plan develop a SRNA technology platform in Taiwan with a long-term goal of developing next-generating precision treatments and rapid tests.

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

Outsourced Manufacturing. We believe our outsourced manufacturing strategy potentially saves us the time and resources required to establish our own infrastructure. We outsource manufacturing of our POCT product candidates to TCNT. We outsource manufacturing of VELDONA drugs for human-use to Swiss Pharmaceutical Co., Ltd., a Taiwan-based company. We outsource manufacturing of VELDONA Pet supplements to a Taiwan-based third party and to TCNT.

Distribution Relationships. We work with distributors to sell products. We appointed Inabata & Co. Ltd. (“Inabata”), a Japanese corporation, as our non-exclusive worldwide distributor and preferred distributor for customers based in Japan. Inabata’s Taiwan subsidiary (Taiwan Inabata Sangyo Co.) coordinates business logistics and working capital for our designated programs. Topmed International Biotech Co., Ltd. (“Topmed”), a Taiwanese biotech company, is a distributor of our VELDDONA Pet supplements in Taiwan.

Intellectual Property

We own a portfolio of patents covering various aspects of our core technologies. As of December 31, 2024, we had sixty-five (65) issued patents and nineteen (19) pending patent applications. Fifty-seven (57) of the issued patents relate to acquired VOC and POCT technologies, five (5) relate to interferon technologies and three (3) relate to our smart drug injection technology. Fifty-six (56) of the issued patents are foreign patents and nine (9) are U.S. patents. Eleven (11) issued patents are licensed patents. Of the issued patents, forty-three (43) are invention patents, fourteen (14) are utility model patents and eight (8) are design patents. Of our issued patents, five (5) shall expire between 2026 and 2029; twenty-two (22) between 2030 and 2034, thirty-eight (38) between 2035 and 2046.

We also have exclusive use of twenty three (23) patents and patent applications related to VOC, POCT and nitrogen-oxygen separation technologies for twelve months from October 16, 2024, pursuant to Product Development Agreement, effective August 1, 2021, as amended on January 9, 2024, July 8, 2024, and October 16, 2024, with TCNT. Please refer to “Part III, Item 13”.

We own a registered trademark for VELDONA in Taiwan, Europe, Japan and China, as well as certain trademarks for our VELDONA Pet supplement in Taiwan. We have trademark applications for certain countries outside of Taiwan.

Employees

As of December 31, 2024, we had 44 full-time employees, of which 23 are in research and development. Majority of our employees are in Taiwan. None of our employees are represented by a labor union or are a party to a collective bargaining agreement. We plan to continue expand our manpower in research development, sales and marketing, and general operations to support our business programs. Please refer to Part 3 Item 10 and 11 for executive profile and compensation.

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

As of December 31, 2024, Ainos Fora, our lead POCT candidate, has not been approved to sell by the TFDA.

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

As of December 31, 2024, our VELDONA FCGA candidate has not been approved to sell by TFDA.

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

We intend to position Ainos Flora, our lead POCT candidate, as Class II device. As of December 31, 2024, our Ainos Flora, has not been approved to sell by the FDA.

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

As of December 31, 2024, we have not made any 510(k) submission for our POCT candidates.

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

As of December 31, 2024, we were not seeking a de novo classification for any device in development.

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

Post-market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	Establishment registration and device listing with the FDA;
●	QSR requirements, which require manufacturers and contract manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the design and manufacturing process;
●	Labeling regulations and FDA prohibitions against the promotion of investigational products, or “off-label” uses of cleared or approved products;
●	Clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;
●	Medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
●	Post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
●	customer notifications for repair, replacement, refunds;
●	recall, withdrawal, administrative detention, or seizure of our test kits;
●	operating restrictions or partial suspension or total shutdown of production;
●	refusal of or delay in granting our requests for 510(k) clearance or PMA approval of new test kits or modified test kits;
●	withdrawing 510(k) clearance or PMA approvals that are already granted;
●	refusal to grant export approval for our test kits; or
●	criminal prosecution.

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

Our VELDONA product candidates for human use must be approved by the FDA through a BLA or new drug application (NDA), or supplemental BLA or supplemental NDA, process before they may be legally marketed in the United States. As of December 31, 2024, none of our VELDONA candidates have been approved by the FDA.

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

Clinical trials generally are conducted in three sequential phases, which may overlap:

●	Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients to assess the metabolism, pharmacologic action, side effect tolerability, and safety of the investigational medicine.
●	Phase 2 clinical trials generally involve disease-affected patients to evaluate proof of concept and/or determine the dosing regimen(s) for subsequent investigations. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.
●	Phase 3 clinical trials generally involve a large number of disease-affected patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the investigational medicine for its intended use, its safety in use and to establish the overall benefit/risk relationship of the investigational medicine, and provide an adequate basis for product labeling.

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

We are focused on product development and have generated $20,321 and $256 in revenues from pet supplements sales and $408 and $102,256 in revenues from COVID 19 antigen rapid test kits in 2024 and 2023, respectively. We expect to continue to incur operating losses until we are able to commercialize or license our other products. These operating losses have adversely affected and are likely to continue to adversely affect our working capital, total assets and stockholders’ equity. We have generated operating losses of $13,841,204 and $13,206,396 in the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, we had cumulative losses of $52,749,316 and $37,886,155, respectively. We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

We believe that our cash on hand, along with the anticipated net proceeds from products sales and additional financing, will enable us to fund our operations over the short and medium terms based on our current plan. We are dependent on obtaining, and are continuing to pursue, necessary funding from outside sources, including obtaining additional funding from the issuance of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. The successful commercialization of any of our products will require us to perform a variety of functions, including:

●	continuing to undertake preclinical and clinical development;
●	engaging in the development of product candidate formulations and manufacturing processes;
●	interacting with the applicable regulatory authorities and pursuing other required steps for regulatory approval;
●	engaging with payors and other pricing and reimbursement authorities;
●	submitting marketing applications to and receiving approval from the applicable regulatory authorities; and
●	manufacturing the applicable products and product candidates in accordance with regulatory requirements and, if ultimately approved, conducting sales and marketing activities in accordance with health care, Taiwan Food and Drug Administration, or TFDA, U.S. Food and Drug Administration, or FDA, and similar foreign regulatory authority laws and regulations.

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

We cannot assure you that we will meet our timelines for our development programs, which may be delayed or not completed for a number of reasons. Our ability to generate future revenues from product sales depends heavily on our, or our collaborators’ ability to successfully:

●	complete research and obtain favorable results from preclinical and clinical development of our current and future product candidates, including addressing any clinical holds that may be placed on our development activities by regulatory authorities;
●	seek and obtain regulatory and marketing approvals for any of our product candidates for which we complete clinical trials, as well as their manufacturing facilities;
●	launch and commercialize any of our product candidates for which we obtain regulatory and marketing approval by establishing a sales force, marketing, and distribution infrastructure or, alternatively, collaborating with a commercialization partner;
●	qualify for coverage and establish adequate reimbursement by government and third-party payors for any of our product candidates for which we obtain regulatory and marketing approval;
●	develop, maintain, and enhance a sustainable, scalable, reproducible, and transferable manufacturing process for the product candidates we may develop;
●	establish and maintain supply and manufacturing capabilities or capacities internally or with third parties that can provide adequate, in both amount and quality, products, and services to support clinical development and the market demand for any of our product candidates for which we obtain regulatory and marketing approval;
●	obtain market acceptance of current or any future product candidates and effectively compete to establish market share;
●	maintain a continued acceptable safety and efficacy profile of our product candidates following launch;
●	address competing technological and market developments;
●	implement internal systems and infrastructure, as needed;
●	negotiate favorable terms in any collaboration, licensing, or other arrangements into which we may enter and performing our obligations in such collaborations;
●	maintain, protect, enforce, defend, and expand our portfolio of intellectual property rights, including patents, trade secrets, and know-how;
●	avoid and defend against third-party interference, infringement, and other intellectual property claims; and
●	attract, hire, and retain qualified personnel.

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

We are a company primarily focused on product development and our product revenues may not be sufficient to fund our operations. Until, and if, we receive approval from the TFDA, FDA and other regulatory authorities for our product candidates, our revenues generated from products may be limited. We had cash and cash equivalents of approximately $3.9 million as of December 31, 2024, and we will need to continue to seek capital from time to time to capitalize the development and commercialization of our product candidates and to acquire and develop other product candidates. Our actual capital requirements will depend on many factors. For instance, our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment or a change in disease treatment modalities. If we experience unanticipated cash requirements, we may need to seek additional sources of financing, which may not be available on favorable terms, if at all.

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

Our quarterly and annual operating results may fluctuate significantly, which will make it difficult for us to predict our future results. These fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

●	the scalability of our product sales, which is difficult to predict
●	the timing and cost of, and level of investment in, research, development and commercialization activities, which may change from time to time;
●	the timing and status of enrollment for our clinical trials;
●	the timing of regulatory approvals, if any, in the United States and internationally;
●	the timing of expanding our operational, financial and management systems and personnel, including personnel to support our clinical development, quality control, manufacturing and commercialization efforts and our operations as a public company;
●	the cost of manufacturing, as well as building out our supply chain, which may vary depending on the quantity produced, and the terms of any agreements we enter into with third-party suppliers;
●	the timing and amount of any milestone, royalty or other payments due under any current or future collaboration or license agreement;
●	coverage and reimbursement policies with respect to any future approved products, and potential future drugs that compete with our products;
●	the timing and cost to establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly with current or future collaborators;
●	expenditures that we may incur to acquire, develop or commercialize additional products and technologies;
●	the level of demand for any future approved products, which may vary significantly over time;
●	future accounting pronouncements or changes in accounting principles or our accounting policies; and
●	the timing and success or failure of nonclinical studies and clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or collaboration partners.

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

The success of our current and future product candidates will depend on many factors, which may include the following:

●	sufficiency of our financial and other resources to complete the necessary nonclinical studies and clinical trials, and our ability to raise any additional required capital on acceptable terms, or at all;
●	the timely and successful completion of our nonclinical studies and clinical trials for which the TFDA, FDA, or any comparable foreign regulatory authority, agree with the design, endpoints, or implementation;
●	receipt of regulatory approvals or authorizations to conduct future clinical trials or other studies beyond those planned to support approval of our product candidates;
●	successful enrollment and completion of clinical trials;
●	successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidates in the intended populations;

●	timely receipt and maintenance of marketing approvals from applicable regulatory authorities;
●	establishing, scaling up and scaling out, either alone or with third-party manufacturers, cGMP (Current Good Manufacturing Practice) compliant manufacturing capabilities of clinical supply for our clinical trials and commercial manufacturing (including licensure), if any of our product candidates are approved;
●	entry into collaborations to further the development of our product candidates in select indications or geographies;
●	obtaining and maintaining regulatory exclusivity for our product candidates as well as establishing competitive positioning amongst other therapies; and
●	successfully launching commercial sales of our product candidates and obtaining and maintaining healthcare coverage and reimbursement from third party payors, if approved.

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

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate that our products are safe and effective in humans and animals with respect to our veterinary drug candidates. Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. We may experience delays in completing current and future clinical trials. We may also experience numerous unforeseen events prior to, during, or as a result of our nonclinical studies or clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

●	regulators, Institutional Review Boards (“IRBs”) or ethics committees may not authorize us to conduct the clinical study;
●	we may experience delays due to challenges with third-party contractors and contract research organizations (“CROs”), including negotiating agreement terms, compliance with regulatory requirements, compliance with clinical trial protocols;
●	it may be difficult to enroll a sufficient number of suitable patients, or enrollment may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	the supply or quality of materials for product candidates we develop or other materials necessary to conduct clinical trials may be insufficient or inadequate; and
●	we may experience disruptions by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including any future significant outbreaks of diseases similar to the COVID-19 pandemic.

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

If any current or future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community, or such participants may prefer existing treatment options. If the product candidates we develop, including medical device products, do not achieve an adequate level of market acceptance, we may not generate expected levels of revenues associated with such products, which may prevent those products from becoming profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

●	efficacy and potential advantages compared to alternative tools;
●	the ability to offer our products, if approved, for sale at competitive prices;
●	convenience and ease of use;
●	the willingness of the target market to adopt new technologies; and
●	the strength of marketing and distribution support.

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

We face an inherent risk of product liability as a result of the clinical testing of product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product candidate we develop is found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of any approved products. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for any approved product;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	initiation of investigations by regulators;
●	costs to defend litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary payments to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	loss of revenue;
●	exhaustion of any available insurance and our capital resources;
●	adverse effects to our results of operations and business;
●	the inability to commercialize any product candidate; and
●	a decline in our share price.

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

We do not own or operate manufacturing facilities. Our current strategy is to outsource all manufacturing of our product and product candidates to other companies, including TCNT, our affiliate and product co-developer, and Swiss Pharmaceutical Co., Ltd.

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

Patents have a limited lifespan. The terms of individual patents depend upon the legal term for patents in the countries in which they are granted. In most countries, including the United States, if all maintenance fees are timely paid, the natural expiration of a utility patent is generally 20 years from its earliest non-provisional filing date in the applicable country. However, the actual protection afforded by a patent varies from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Various extensions including patent term extension, or PTE, and patent term adjustment, or PTA, may be available, but the lives of such extensions, and the protections they afford, are limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including biosimilars and generics. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after we or our partners commercialize those candidates. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

The trading market for our common stock in the future could be subject to wide fluctuations in response to several factors, including, but not limited to:

●	actual or anticipated variations in our results of operations;
●	our ability or inability to generate revenues or profit;
●	the number of shares in our public float; and
●	increased competition.

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

We have not declared or paid any cash dividends on our capital stock in 2024, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and may be restricted by the terms of any then-current credit facility. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

As part of our business strategy, we may acquire, enter into joint ventures with, or make investments in complementary or synergistic companies, services, and technologies in the future. Acquisitions and investments involve numerous risks, including without limitation:

●	difficulties in identifying and acquiring products, technologies, proprietary rights or businesses that will help our business;
●	difficulties in integrating operations, technologies, services, and personnel;
●	diversion of financial and managerial resources from existing operations;
●	the risk of entering new development activities and markets in which we have little to no experience;
●	risks related to the assumption of known and unknown liabilities;
●	risks related to our ability to raise sufficient capital to fund additional operating activities; and
●	the issuance of our securities as partial or full payment for any acquisitions and investments could result in material dilution to our existing stockholders.

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

On July 15, 2024, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Nasdaq deficiency letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Capital Market under the symbol “AIMD” at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until January 13, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before January 13, 2025, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance. If the Company does not regain compliance with the Minimum Bid Price Requirement by January 13, 2025, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period. If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice that the Company’s securities are subject to delisting. The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules. On July 19,2024 the Company filed a Form 8-K with the SEC disclosing the herein matters.

On January 14, 2025, the Company received written notification from Nasdaq notifying the Company that it had received another 180-day extension, until July 14, 2025, to regain compliance with the Minimum Bid Price Requirement.

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

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing during the fiscal year ended December 31, 2024.

Governance

Our board of directors is responsible for monitoring and assessing strategic risk exposure. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the Audit Committee. Our executive management team inform the Audit Committee on cybersecurity risks on a regular basis, with a minimum frequency of once per year.

Our internal cybersecurity coordinator is responsible for assessing and managing our material risks from cybersecurity threats, in close collaboration with our IT team and report to our CEO. This ensures that the senior management are kept abreast of the cybersecurity posture and potential risks faced by the Company.

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

Holders of Common Stock

As of March 7, 2025, there were approximate 241 shareholders of record of the Company’s common stock based upon the records of the shareholders provided by the Company’s transfer agent. Since many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, as well as the Risk Factors contained in Part I, Item 1A of this Annual Report on Form 10-K, and other information provided from time to time in our other filings with the SEC.

Overview

Ainos, Inc. (the “Company”), incorporated in the State of Texas in 1984, is a diversified healthcare company focused on the development of novel point-of-care testing (the “POCT”), therapeutics based on very low-dose interferon alpha (the “VELDONA”), and synthetic RNA-driven preventative medicine. Our products pipeline include commercial-stage VELDONA Pet supplements, clinical-stage VELDONA human therapeutics and telehealth-friendly POCTs powered by the AI Nose technology platform. Please refer to “Business” in Part I, Item 1 for description of our business.

Key Developments in 2024

The following highlights major corporate milestones in 2024 that we believe will serve as catalysts for us to develop and commercialize our product pipeline over the next several years:

In December 2024, we announced the signing of a Memorandum of Understanding (MOU) with Taiwan Tanabe Seiyaku Co., Ltd. (“Taiwan Tanabe”), a subsidiary of Mitsubishi Tanabe Pharma Corporation in Japan. The parties may work under the terms of the MOU to further define the partnership for manufacturing and Taiwan market promotion of our Sjögren’s syndrome drug based on VELDONA.

In September 2024, we announced a plan to conduct a Taiwan clinical study for VELDONA in 2025 on treating human immunodeficiency virus (HIV)-related oral warts. We also announced a plan to conduct a Taiwan clinical study in 2025 for VELDONA on treating Sjögren’s syndrome. We were also granted an invention patent in Taiwan and has filed for global patent protection under the Patent Cooperation Treaty (PCT) for treatment and prevention of coronavirus infection based on VELDONA.

In August 2024, we announced that our VOC co-development program, initiated in 2023, with Nisshinbo Micro Devices Inc. (“NISD”) and Taiwan Inabata Sangyo Co. (“Taiwan Inabata”) achieved several key milestones. First, we have developed a solution targeting the elderly care market. Second, we marked a key milestone in expanding AI Nose application in industrial use-case, with our solution delivering 79% accuracy in 22 different volatile organic compounds (VOCs) in semiconductor factories. We secured an exclusive, perpetual license of 10 invention patents and patent applications related to gas sensors and medical devices, covering the U.S., Germany, China, Japan and Taiwan.

In June 2024, we announced that our Taiwan clinical studies for Ainos Flora have tested 75 cases with meaningful insights, laying ground for development of second-generation Ainos Flora intended to be optimized for at-home testing. We have implemented CUDA to accelerate development.

In May 2024, we initiated a Taiwan clinical study to evaluate VELDONA’s clinical efficacy in treating feline chronic gingivostomatitis (“FCGS”), a chronic painful oral disease characterized by inflammation or abnormal proliferation in the oral cavity.

Factors Affecting Our Business

We have pivoted away from sale of COVID-19 antigen rapid test kits, which were the main source of our revenues in 2023. In 2024 our business activities focused on sales and marketing of VELDONA Pet, advancing our lead VOC POCT candidate, Ainos Flora, co-developing VOC sensing platform with our Japan partners, as well as advancing clinical studies and pursuing out-licensing of VELDONA human drug candidates.

Through our marketing of VELDONA Pet, we gathered insights into the behavior of pet owners. These insights have influenced our choice to allocate resources toward developing animal drugs. We identified a market opportunity in FCGS, a cat oral disease currently facing limited treatment options. In 2024, we started a clinical study in Taiwan for our FCGS program. Its success could impact our business plan.

For our VELDONA human drug development, we prioritize HIV oral warts and Sjogren’s syndrome due to limited treatment options for these conditions. In 2024, we prepared for clinical studies in Taiwan expected to commence in 2025. We have also progressed in out-licensing our drug candidates through a MOU with Taiwan Tanabe. These developments may affect our business.

We believe that consumers have become increasingly familiar with at-home tests, and people may seek additional at-home tests to manage other infections. Home self-testing have become increasingly available for other infections such as vaginal infections or sexually transmitted infections (STIs). We believe this new user behavior, supported by a variety of telehealth platforms, will facilitate consumer adoption of our other POCT product candidates. Our lead candidate Ainos Flora is under clinical studies and we plan to explore strategic relationships to commercialize the product. The result of clinical studies and our success in exploring strategic relationships, and the likelihood of regulatory approvals, may affect our business, at least in the near-term.

We are co-developing a VOC sensing platform, powered by AI Nose technology, with our Japanese partners. This project underscores our commitment to digitizing smell by pioneering VOC sensing’s potential across diverse industries, thereby broadening our addressable market. Under this program, we are developing solutions for the elderly care market and for industrial use-case. The progress may affect our business, at least in the near-term.

As of December 31, 2024, we had available cash and cash equivalents of $3,892,919. We anticipate business revenues and further potential financial support from external sources to fund our operations over the next twelve months. We have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” for additional information. To finance our continuing operations, we will need to raise additional capital, which cannot be assured.

Recent Financing

On May 03, 2024, The Company entered into Convertible Note and Warrant Purchase Agreement with the ASE Test, Inc. (“ASE”), a shareholder of Ainos KY, for the issuance of convertible promissory notes with 6% compound interest in the aggregate principal amount of $9,000,000 (collectively the “Notes”) convertible into shares of common stock, par value $0.01 per share, of the Company, payable three (3) years from May 03, 2024 as well as the issuance of warrants for the purchase of up to 500,000 shares of Common Stock at a price per share of $4.50, exercisable until May 03, 2029. As of December 31, 2024, the Company received the full amount of the payment.

On August 2, 2024, the Company retired its remaining senior secured convertible debt (the “Note”) with Lind Global Fund II LP, an institutional investment fund managed by The Lind Partners (together the “Investor”), as a result of conversions by the Investor and payments by the Company, which aggregates at a total of approximately US$1.67 million. The repayment was made with $1,439,754 in cash and $224,842 through the issuance of 382,384 shares of Common Stock, valued at $0.588 per share.

On August 16, 2024, the Company repaid the remaining note payable principal amount of $42,000 with accrued interest to i2China Management Group, LLC (“i2China”).

On October 7, 2024, the Company repaid the remaining note payable principal amount of $270,000 with accrued interest to Ainos KY, the controlling shareholder of the Company.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Years ended December 31,		Change
	2024	2023	Amount	%
Revenues	$20,729	$122,112	$(101,383)	(83)%
Cost of revenues	(52,595)	(375,845)	323,250	(86)%
Gross loss	(31,866)	(253,733)	221,867	(87)%

Operating expenses:
Research and development expenses	8,413,923	7,317,388	1,096,535	15%
Selling, general and administrative expenses	5,395,415	5,635,275	(239,860)	(4)%
Total operating expenses	13,809,338	12,952,663	856,675	7%

Loss from operating	(13,841,204)	(13,206,396)	(634,808)	5%

Non-operating (expenses) income
Interest expense	(616,467)	(144,193)	(472,274)	328%
Issuance cost of senior secured convertible note measured at fair value	(308,336)	(525,643)	217,307	(41)%
Fair value change for senior secured convertible note	(275,624)	94,207	(369,831)	(393)%
Other income, net	179,270	12,276	166,994	1,360%
Total non-operating expenses, net	(1,021,157)	(563,353)	(457,804)	81%
Net loss before income taxes	(14,862,361)	(13,769,749)	(1,092,612)	8%
Provision for income taxes	800	800	-	-
Net loss	$(14,863,161)	$(13,770,549)	$(1,092,612)	8%

Revenues, Cost and Gross Loss

The Company reported $20,729 of revenues for the year ended December 31, 2024, as compared to $122,112 for the year ended December 31, 2023 from the sales of in Taiwan. The decrease of revenue in 2024 was primarily caused by COVID-19 Antigen Rapid Test Kits in lower sales volume and was offset by the exchange rate fluctuations. We generated $20,321 and $256 in revenues from pet supplements and $408 and $102,256 in revenues from COVID-19 Antigen Rapid Test Kits in 2024 and 2023, respectively.

The cost of revenues relating to product sales for the year ended December 31, 2024 was $52,595 compared to $375,845 for the year ended December 31, 2023. The decrease of cost of revenues primarily caused by the decline in sales volume of COVID-19 Antigen Rapid Test Kits.

The share-based compensation expense and the depreciation expense for manufacturing in the year ended December 31, 2024 and 2023 were $9,032 and $80,655, respectively. When excluding these non-cash cost, cost of revenue decreased to $43,563 during the year ended December 31, 2024 compared to $295,190 for the same period in 2023.

Gross loss from product sales for the year ended December 31, 2024 was $31,866 as compared to $253,733 for the year ended December 31, 2023. The gross loss was due to a low sales volume for newly launched products, and a lower cost of revenue.

When excluding these non-cash costs, gross loss decreased to $(22,834) during the year ended December 31, 2024 compared to $(173,078) for the same period in 2023.

Research and Development (R&D) Expenses

R&D expenses for the years ended December 31, 2024 and 2023 were $8,413,923 and $7,317,388, respectively. The increase $1,096,535 (15%) was due to increased staffing expenditures (including share-based compensation) and co-research expenses, but offset by a decrease in impairment loss and material expenses. We expect that our R&D expenses related to clinical trials will continue to grow as we further develop VOC POCT and VELDONA drug candidates and increase the pace of clinical trials previously delayed during the COVID-19 pandemic.

The share-based compensation expense and the depreciation and amortization expense in 2024 and 2023 were $5,600,037 and $5,252,730, respectively. When excluding these non-cash expenses, R&D expenses increased to $2,813,886 in 2024 from that of $2,064,658 in 2023 primarily caused by increasing in non-exclusive use of certain patents related to VOC and POCT technologies.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $5,395,415 and $5,635,275 for the years ended December 31, 2024 and 2023, respectively. The $239,860 (4%) slight decrease was due to decreased professional expenses, public relations and investor relations fees, and D&O insurance expenses, but offset by staffing expenditures (including share-based compensation).

The share-based compensation expense and the depreciation and amortization expense in 2024 and 2023 were $2,824,743 and $2,886,216, respectively. When excluding these non-cash expenses, SG&A expenses slight decreased to $2,570,672 in 2024 compared to $2,749,059 in 2023 mainly due to decreased professional expenses, expenditures to public relations and investor relations fees, and D&O insurance expenses.

Operating Loss

The Company’s operating loss was $13,841,204 and $13,206,396 during the years ended December 31, 2024 and 2023, respectively, reflecting a $634,808 increase in operating losses between the years. We incurred a gross loss in product sales but reduced the professional expense and material expenses in 2024. We continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Non-operating expenses

The interest expense was $616,467 and $144,193 during the years ended December 31, 2024 and 2023, respectively. The increase in interest expense was due to accrued interest for convertible notes issued in May 2024 bearing a higher interest rate as compared with those interest bearing debts in 2023.

Net Loss

Net loss was $14,863,161 in 2024 compared to $13,770,549 in 2023, resulting in a $1,092,612 (8%) increase in net loss attributable to common stockholders due to the increase in non-exclusive use of certain patents related to VOC and POCT technologies despite offset by the decrease in professional expenses.

Liquidity and Capital Resources

As of December 31, 2024 and 2023, the Company had available cash and cash equivalents of $3,892,919 and $1,885,628, respectively.

The following table summarizes our cash flow during the years ended December 31, 2024 and 2023:

	Years ended December 31,		Change
	2024	2023	Amount	%
Net cash used in operating activities	$(5,808,267)	$(4,694,668)	$(1,113,599)	24%
Net cash used in investing activities	$(125,292)	$(101,525)	$(23,767)	23%
Net cash provided by financing activities	$8,025,746	$4,923,673	$3,102,073	63%

Operating activities

Net cash used in operating activities increased by $1,113,599 during the year of 2024 compared to the year of 2023. The increase in cash used in operations primarily resulted from our net loss for the year of 2024 due to swift product but offset by cash inflow contributed by the operating assets and liabilities.

Investing activities

Net cash used in investing activities during the year of 2024 was $125,292 compared to $101,525 during the year of 2023. The increase was due to increase in refundable deposits and other noncurrent assets offset by decrease in purchase of property and equipment.

Financing activities

Cash received from financing activities were $8,025,746 and $4,923,673 during the years of 2024 and 2023, respectively. The $3,102,073 increase was primarily reflected by the following:

●	Repayment of convertible notes and other notes payable increased by $1,065,728;
●	Proceeds from convertible notes and other notes payable financing increased by $3,875,000; and
●	Payments of issuance cost of senior secured convertible note measured at fair value decreased by $292,801.

As disclosed in Note 6 (Debt) to our accompanying financial statements, we received $875,000 in proceeds from the Lind Note transaction in January 2024.

As disclosed in Note 6 (Debt) to our accompanying financial statements, we received $9,000,000 in proceeds from the ASE Note transaction in May 2024.

As disclosed in Note 6 (Debt) to our accompanying financial statements, we repaid $1,439,754 in cash to retired senior secured convertible notes from the Lind Note transaction in August 2024.

As disclosed in Note 6 (Debt) to our accompanying financial statements, we repaid $42,000 to retire the i2China Note transaction in August 2024.

As disclosed in Note 6 (Debt) to our accompanying financial statements, we repaid $270,000 to retire the KY Note transaction in October 2024.

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

At The Market Offering Agreement

On May 31, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”), with H.C. Wainwright & Co., LLC or the Agent, pursuant to which the Company may issue and sell, from time to time, shares of its Common Stock, depending on market demand, with the Agent acting as the sales agent or principal (the “ATM Offering”). Sales of the Common Stock may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the Nasdaq Capital Market. The Agent will use its commercially reasonable efforts to sell the Shares requested by the Company to be sold on its behalf, consistent with the Agent’s normal trading and sales practices, under the terms and subject to the conditions set forth in the ATM Agreement. The Company has no obligation to sell any of the Shares. The Company may instruct the Agent not to sell the Shares if the sales cannot be effected at or above the price designated by the Company from time to time and the Company may at any time suspend sales pursuant to the ATM Agreement.

The Company will pay the Agent placement fee of 3.0% of the gross sales price of the Shares sold by the Agent under the ATM Agreement. The Company has also agreed to reimburse the Agent for the fees and disbursements of its counsel, payable upon execution of the Sales Agreement, in an amount not to exceed $35,000 in addition to certain ongoing disbursements of its legal counsel up to $2,500 per calendar quarter. In addition, the Company has agreed to provide customary indemnification rights to the Agent.

The aggregate market value of Shares eligible for sale in the ATM Offering and under the ATM Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. The prospectus supplement filed with the SEC on July 11, 2024, is offering Shares having an aggregate offering price of $1,840,350.

The Company intends to use the net proceeds from the offering to fund the continued development of its product candidate and for general corporate purposes and working capital. The precise amount and timing of the application of these proceeds will depend upon a number of factors, such as the timing and progress of our research and development efforts, our funding requirements and the availability and costs of other funds.

As of December 31, 2024, there have been no shares sold under the ATM Agreement.

Sources of Liquidity

Since our uplisting and public offering in August 2022, our operations have been financed primarily by proceeds from private placements of convertible notes issued to third party or related party. As disclosed in Note 6 Debts to our accompanying financial statements, we received $3,000,000 in proceeds from the March 2025 convertible note financing, $3,875,000 in proceeds from the Lind Note financing in September and December of 2023 and January 2024 out of total of $10 million financing agreement and $9,000,000 in proceeds from the May 2027 convertible note financing. We anticipate that cash reserves, business revenues, and potential debt financing through convertible and non-convertible notes will fund our operations over the next twelve months. There can be no assurance that we will be successful in our efforts to make the Company profitable. If those efforts are not successful, we may raise additional capital through the issuance of equity securities, debt financings or other sources to further implement its business plan. However, if such financing is not available when needed and at adequate levels, we will need to reevaluate our operating plan.

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

During the fourth quarter of 2024, we reassessed our short-term and long-term commercial plans for the VOC POCT related products which is identified as an asset group being assigned the major intangible assets and identified that an impairment testing is warranted for the intangible assets. As a result, we performed an undiscounted cash flow analysis pursuant to ASC 360-10 to determine if the cash flows expected to be generated by the VOC POCT products over the estimated remaining useful life of its primary assets were sufficient to recover the carrying value of the asset group. Based on this analysis, the undiscounted cash flows were sufficient to recover the carrying value of the intangible assets. Thus, no impairment loss was recorded.

To estimate the undiscounted cash flow of the asset group, we used assumptions require significant judgment, including judgment about when the in-development product can be commercialized, estimated selling price and sales volume of the in-development product and the amount and timing of other cash outflows required to complete the development, commercialization and sales of the product. The forecasted cash flows were based on the Company’s most recent strategic plan and for periods beyond the strategic plan, our estimates were based on assumed growth rates expected as of the measurement date. We believe our assumptions were consistent with the strategic plans and business goals.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2024.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period covered by this Yearly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of March 7, 2025, the directors and executive officers of the Company were as follows:

Name	Age	Position
Chun-Hsien Tsai	55	Chairman, President & Chief Executive Officer
Wen-Han Chang	62	Director
Yao-Chung Chiang	73	Director
Pao-Sheng Wei	67	Director
Ting-Chuan Lee	42	Director
Chun-Jung Tsai	53	Director
Chung-Yi Tsai	49	Director
Hsin-Liang Lee	54	Chief Financial Officer

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

Yao-Chung Chiang. Mr. Chiang has served as a Director of the Company since April 2021 and has served as a member of our Audit Committee since August 2021. Mr. Chiang has served as the chairman of Taiwan High Speed Rail Corporation October 2016 to January 2025, and as an independent director for Radiant Opto-Electronics Corporation since June 2012. From June 2015 to July 2021, Mr. Chang was an independent director for Tyntek Corp. Mr. Chiang served as the chairman for other Taiwan-incorporated companies including China Steel Chemical Corporation, Kaohsiung Rapid Transit Corporation, China Steel Corporation and China Airlines. Mr. Chiang holds a Ph.D. in Mechanical Engineering from University of Wisconsin-Madison.

Pao-Sheng Wei. Mr. Wei has served as a Director of the Company, Chairperson of the Audit Committee and as a member of the Compensation Committee since June 2022. He has served as the chairman of Shin Kong Financial Holding Co., Ltd since June 2024, the chairman of Shin Kong Life Insurance Co., Ltd since June 2023 and as an independent director of Nuvoton Technology Corporation since June 2022. From September 2014 to June 2022, Mr. Wei served as the chairman of KGI Bank Co., Ltd. Mr. Wei held leadership roles in the banking, securities and insurance sectors in Taiwan. He was a securities regulator as the Division Director of Corporate Finance of the Securities and Futures Bureau of the Financial Supervisory Commission, R.O.C. (Taiwan). Mr. Wei holds an MBA degree from George Washington University.

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

Chung-Yi Tsai. Mr. Tsai has served as a member of our Board of Directors since April 2021 and as a director of TCNT since July 2012. Mr. Tsai is a seasoned executive in product and business development in the technology hardware sector. From May 2023 to present, he has served as a senior product marketing director at Alpha & Omega Semiconductor. Prior to that, he has served as a senior product marketing manager in Renesas Electronics from June 2020 to May 2023, executive business manager at Maxim Integrated from November 2019 to June 2022, and as a senior product marketing manager at Intersil Corporation from October 2013 to November 2019. Mr. Tsai has a master’s degree in business administration from Golden Gate University.

Hsin-Liang Lee. Mr. Lee has served as our Chief Financial Officer since March 2024. Mr. Lee brings over 25 years of experience in accounting and finance, encompassing US GAAP, PCAOB standards, and SEC rules and regulations. Before joining the Company, Mr. Lee served as CFO of a Nasdaq-listed company for 10 years, was a partner at KEDP CPA Group from August 2009 to June 2011, and operated as a self-employed accountant from July 2011 to August 2014. He has served on the Board of Directors of Aixin Life International Inc. since February 2021. Mr. Lee holds a BS degree in accounting from Ohio State University and an MS degree in business taxation from Golden Gate University. He is licensed as a Certified Public Accountant (CPA) in the United States.

Family relationships.

Mr. Chun-Hsien Tsai and Ms. Ting-Chuan Lee are husband and wife. Mr. Chun-Hsien Tsai, Mr. Chun-Jung Tsai, and Mr. Chung-Yi Tsai are brothers. Ms. Ting-Chuan Lee is the sister-in-law of Mr. Chun-Jung Tsai and Mr. Chung-Yi Tsai.

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

The duties and responsibilities of the Audit Committee are set forth in its charter include the following:

●	selecting our independent registered public accounting firm and reviewing its qualifications, independence and performance;
●	reviewing the audit plans of our internal auditors and any significant reports prepared by our internal auditors as well as management’s responses;
●	in consultation with management and the Company’s internal and external auditors, reviewing the Company’s guidelines and policies with respect to risk assessment, risk management and internal financial and disclosure controls; and
●	reviewing any material written communications between the independent registered public accounting firm and management, including any management or internal control letter issued or proposed to be issued by the independent registered public accounting firm and management’s response, if any.

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

The duties and responsibilities of the Compensation Committee are set forth in its charter include the following:

●	reviewing, modifying (as needed) and approving the salary, variable compensation, equity compensation and any other compensation and terms of employment of the Company’s Chief Executive Officer;
●	reviewing and approving corporate performance goals, the structure and method for determining the terms of overall executive variable compensation or other compensatory plans, method of determination of individual goals for executives and other senior management, and payment of individual executive variable compensation to the extent such variable compensation contains a discretionary component; and
●	reviewing, modifying (as needed) and approving the Company’s overall compensation plans and structure, including the Company’s overall compensation philosophy.

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

The dates reported in “Item 3. Date of Earliest Transaction,” “Table I — Item 2, Transaction Date,” and “Table II — Item 3, Transaction Date” for the transaction regarding the grant of special stock awards on the Form 4s filed on November 27, 2024, by Chun-Hsien Tsai, Ting-Chuan Lee, Chun-Jung Tsai, and Hsin-Liang Lee should have listed November 26, 2024 instead of November 22, 2024.

ITEM 11. EXECUTIVE COMPENSATION.

As a “smaller reporting company” under SEC rules, our named executive officers during the fiscal year January 1, 2024 through December 31, 2024 (collectively, the “Named Executive Officers”) were as follows:

●	Mr. Chun-Hsien Tsai, Chairman, President & Chief Executive Officer;
●	Mr. Hsin-Liang Lee, Chief Financial Officer;
●	Ms. Meng-Lin Sung, Former Chief Financial Officer; and
●	Mr. Lawrence K. Lin, Former Executive Vice President of Operations.

Summary Compensation Table

The following table provides information regarding the total compensation awarded to, earned by, and paid to our named executive officers for services rendered to us for the years set forth below. The amounts below for Stock Awards and Option Awards and reflect the grant date fair value of these awards during the years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	All other compensation	Total ($)
Chun-Hsien Tsai (1)	2024	122,517	115,313	63,692	-	-	301,522
Chairman of the Board & Chief Executive Officer	2023	95,912	16,212	1,172,899	-	-	1,285,023

Hsin-Liang Lee(2)	2024	79,927	-	13,696	-	-	93,623
Chief Financial Officer	2023	-	-	-	-	-	-

Meng-Lin Sung (3)	2024	21,553	9,369	-	-	-	30,922
Former Chief Financial Officer	2023	57,363	9,728	218,910	-	-	286,001

Lawrence K. Lin(4)	2024	84,000	-	-	-	-	84,000
EVP Operations	2023	144,000	-	-	14,790	-	158,790

(1)	Includes 4,000 shares of special stock awards as President and CEO.
(2)	Mr. Lee appointed Chief Financial Officer effective as of March 18, 2024.
(3)	Ms. Sung was appointed Chief Financial Officer, effective as of May 17, 2023, and resign on March 13, 2024.
(4)	Mr. Lin was appointed Executive Vice President of Operations effective as of August 1, 2021, and transitioned the position on August 9, 2024.
(5)	All other compensation includes commuting expense.

Narrative Disclosure to Summary Compensation Table

Chun-Hsien Tsai

Effective April 15, 2021, our Board appointed Mr. Chun-Hsien Tsai to serve as Chief Executive Officer. Mr. Tsai receives a monthly salary of NT$250,000 (equivalent to approximately $7,800), subsequently on September 1, 2024, monthly salary was increased to NT479,810 (equivalent to approximately $15,000), a year-end bonus of two months’ salary, and a variable compensation based on Company profit targets decided by the Company’s Compensation Committee, and payable as 10% to 100% of total annual compensation in the form of cash, securities and/or other discretionary remuneration. Mr. Tsai was granted RSUs pursuant to 2021 Stock Incentive Plan. Other benefits, including labor insurance, health insurance and other benefits, will be based on local regulations and the Company’s policies. In 2024, Mr. Tsai was granted RSUs pursuant to 2023 Stock Incentive Plan and received a special stock award. Mr. Tsai’s employment agreement is attached hereto as Exhibit 10.22.

Hsin-Liang Lee

We entered into an employment agreement with Mr. Hsin-Liang Lee as Chief Financial Officer in March 2024. The agreement provides for a monthly salary of NT$200,000 (equivalent to approximately $6,200), subsequently on September 1, 2024, monthly salary was increased to NT$364,150 (equivalent to approximately $11,500), a year-end bonus of two months’ salary and other statutory employee benefits. Mr. Lee was offered a special stock award as the sign-on bonus for his onboarding in late 2024 after shareholder approvals. Mr. Lee was granted RSUs under 2023 Stock Incentive Plan. Mr. Lee’s employment agreement is attached hereto as Exhibit 10.25.

Outstanding Equity Awards at December 31, 2024

There is no outstanding shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2024.

Director Compensation Table

The following table provides information regarding the total compensation that was earned by or paid to each person who served as our directors, other than executive directors, during the year ended December 31, 2024. Mr. Chun-Hsien Tsai is not included in the table below as he is employed as our President, Chief Executive Officer and Chairman of our Board whose compensation information is provided in the “Summary Compensation Table” above.

Name	Fees earned or paid in cash (2) ($)	Stock awards (1) ($)	All other compensation ($)	Total ($)
Wen-Han Chang	$20,500	$-	$-	$20,500
Yao-Chung Chiang	16,000	-	-	16,000
Pao-Sheng Wei	22,000	-	-	22,000
Chung-Yi Tsai	12,000	-	-	12,000
Chung-Jung Tsai	-	81,372	-	81,372
Ting-Chuan Lee	-	84,067	-	84,067
Total	$70,500	$165,439	$-	$235,939

(1)	The value shown reflects the grant date fair value in accordance with FASB ASC Topic 718.
(2)	Each member of the Board of who is not an employee of the Company or any of subsidiaries receives the cash compensation set forth below the 2021 NEDCP for service on the Board.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 7, 2025, with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our common stock, (2) each of our directors, (3) each of our named executive officers, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the SEC and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of March 7, 2025. Applicable percentage ownership in the following table is based on 15,433,257 shares of common stock plus, for each individual, any securities that individual has the right to acquire within 60 days of March 7, 2025.

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

Name of beneficial owner	Number of shares beneficially owned	Percentage of shares of common stock	Percentage of voting power

Security ownership of certain beneficial owners:
Ainos Inc. (“Ainos KY”) (1)	2,456,319	15.92%	75.73%
Taiwan Carbon Nano Technology Corporation (“TCNT”) (2)	5,500,000	35.64%	-
ASE Test, Inc. (“ASE Test”) (3)	2,312,077	13.05%	-

Security ownership of management and directors:

Chun-Hsien Tsai(1)(4)	551,862	3.58%	-
Chung-Yi Tsai(1)	54,400	*	*
Chun-Jung Tsai(1)(4)	327,900	2.12%	-
Ting-Chuan Lee(1)	331,432	2.15%	-
Wen-Han Chang(5)	107,733	*	*
Yao-Chung Chiang(6)	56,400	*	*
Pao-Sheng Wei	54,400	*	*
Hsin-Liang Lee	26,376	*	*
All Directors and Executive Officers as a Group (8 persons)	1,510,503	9.79%	1.94	% (1)(4)

*Represents beneficial ownership of less than 1%

(1)	Includes (i) 2,456,319 shares of common stock, $0.01 par value, of Ainos, Inc., a Texas corporation (the “Issuer”), owned directly by Ainos Inc., a Cayman Islands company (“Ainos KY”), (ii) 1,265,594 shares pursuant to a Voting Agreement dated January 26, 2024 (the “2024 Voting Agreement”), by and among the Issuer, Ainos Inc., and Chun-Hsien Tsai, Ting Chuan Lee, Chun-Jung Tsai, and Chung-Yi Tsai (the “Tsai Group”); (iii) 153,856 shares of common stock pursuant to a Voting Agreement dated March 7, 2024 (the “2024 Voting Agreement II”) with Chih-Heng Lu; (iv) 2,312,077 shares pursuant to a Voting Agreement dated May 3, 2024 between Ainos KY and ASE Test, Inc. and (v) 5,500,000 shares pursuant to a Voting Agreement dated August 15, 2024 between Ainos KY and Taiwan Carbon Nano Technology Corporation.

(2)	5,500,000 shares pursuant to a Voting Agreement dated August 15, 2024 between Ainos KY and TCNT.

(3)	Consisting of the following (i) 29,411 shares owned by ASE Test, (ii) 282,666 shares issuable to ASE Test upon conversion of outstanding convertible notes of the Issuer and (iii) 2,000,000 shares issuable to ASE Test upon conversion of a convertible note of the Issuer issuable within 60 days). All shares beneficially owned by ASE Test are subject to the Voting Agreement dated May 3, 2024 between Ainos KY and ASE Test.

(4)

Chun-Hsien Tsai and Chun-Jung Tsai serve as directors of Ainos KY; however, they do not control its board, as the board of directors of Ainos KY includes members who are not executive officers or directors with Ainos.

(5)	Includes 54,400 shares of common stock directly held by Wen-Han Chang, and 53,333 shares of common stock indirectly through his spouse, Chien-Hsuan Huang.

(6)	Includes 54,400 shares of common stock directly held by Yao-Chung Chiang, and 2,000 shares of common stock indirectly through his spouse, Hsiu-Hwei Tsai Chiang.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	97,165	(1)(2)	$28.50	(3)	60,128
Equity compensation plans not approved by security holders	6,034	(4)	$19.88		-
Total	103,199				60,128

(1)	Includes our 2021 and 2023 Stock Incentive Plans. For a description of these plans, refer to Note 9 to the historical financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024.
(2)	Includes 89,833 shares of RSUs, and 7,332 shares of option.
(3)	As RSUs do not have any exercise price, outstanding RSUs are not included in the weighted-average exercise price calculation for options and warrants.
(4)	6,034 shares of warrants were issued to i2China as part of the consulting engagement with Mr. Lin in May 2018. The warrant maturity was then subsequently extended and re-issued in November 2020. The warrants are fully vested and exercisable by November 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Party Transactions

In addition to the executive officer and director compensation arrangements discussed above under Item 11 “Executive Compensation”, since January 1, 2024, the following are the only transactions or series of similar transactions to which we were or will be a party in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer, beneficial holder of more than 5% of our common stock or any member of their immediate family or any entity affiliated with any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change of control and other arrangements, which are described under “Executive Compensation.”

Purchase of intangible assets and equipment

Patent license agreement

On August 6, 2024, the Company entered into a patent license agreement (the “License Agreement”) with TCNT, as an effort to bolster the Company’s AI Nose and point-of-care testing (POCT) technologies while preserving cash. As of August 5, 2024, prior to TCNT entering into the License Agreement, TCNT controlled, via its majority interest in Ainos KY which is a party to certain voting agreements, approximately 38% of the voting power of the Company. Pursuant to the License Agreement, TCNT has agreed to assign and grant, and the Company has agreed to accept, an exclusive, irrevocable, and perpetual license of certain invention patents and patent applications related to gas sensors and medical devices (the “Licensed Patents”), in exchange for 5,500,000 shares of the Common Stock, at a price per share of 1.05 times the highest closing sale price of the Common Stock during the 30-trading day period preceding the effective date of the License Agreement. The License Agreement shall remain in effect until terminated by mutual written agreement of the parties, or until the expiration of the Licensed Patents, or all claims for alleged infringement of the Licensed Patents are barred by applicable laws. Following the issuance of the 5.5 million shares of stock, TCNT controls the company through its majority interest in Ainos KY, and its direct ownership in the Company.

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

On October 7, 2024, the company paid off the remaining note payable principal amount of $270,000 with accrued interest to Ainos KY, the controlling shareholder of the Company.

On May 3, 2024, The Company entered into Convertible Note and Warrant Purchase Agreement with the ASE, a shareholder of Ainos KY, for the issuance of convertible promissory notes with 6% compound interest in the aggregate principal amount of $9,000,000 (collectively the “Notes”) convertible into shares of common stock, par value $0.01 per share, of the Company, payable three (3) years from May 3, 2024 as well as the issuance of warrants for the purchase of up to 500,000 shares of common stock at a price per share of $4.50, exercisable until May 3, 2029. As of December 31, 2024, the Company received the full amount of the payment.

Purchase and Sales

Ainos COVID-19 Test Kits Sales and Marketing Agreement with Ainos KY

On June 14, 2021, the Company entered into an exclusive agreement with Ainos KY to serve as the master sales and marketing agent for the Ainos COVID-19 Antigen Rapid Test Kit and COVID-19 Nucleic Acid Test Kit which were developed and manufactured by TCNT (the “Sales and Marketing Agreement”). On June 7, 2021, the Taiwan Food and Drug Administration (the “TFDA”) approved emergency use authorization (the “EUA”) to TCNT for the Ainos COVID-19 Antigen Rapid Test Kit sold and marketed under the “Ainos” brand name in Taiwan. On June 21, 2022, the Company began marketing the Ainos SARS-CoV-2 Antigen Rapid Self-Test (together with Ainos COVID-19 Antigen Rapid Test Kit, the “COVID-19 Antigen Rapid Test Kits”) under a separate EUA issued by the TFDA to TCNT on June 13, 2022.

The Company incurred costs associated with manufacturing COVID-19 Antigen Rapid Test Kits by TCNT pursuant to the Sales and Marketing Agreement, totaling nil and $46,635 for the years ended December 31, 2024 and 2023, respectively.

Product Development Agreement with TCNT

Pursuant to a five-year Product Development Agreement (the “Product Development Agreement”) with TCNT, effective August 1, 2021, the development expenses incurred were $413,324 and $368,372 for the years ended December 31, 2024 and 2023, respectively.

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

As part of the Second Addendum Agreement entered on July 8, 2024, TCNT provided non-exclusive use of certain patents related to VOC and POCT technologies for a monthly fee of $95,000 (plus 5% indirect tax), with negotiable payment terms for extend another three months from July 2024 to September 2024.

As part of the Third Addendum Agreement entered into on October 16, 2024, TCNT will provide exclusive use of certain patents related to VOC, POCT and nitrogen-oxygen separation machine technologies for a monthly fee of $50,000 (plus 5% indirect tax) for twelve months from October 16, 2024, with negotiable payment terms.

As of December 31, 2024, the Company has paid $1,005,000 (plus 5% indirect tax) of license fee to TCNT.

Controlling Shareholder

Taiwan Carbon Nano Technology Corporation (the “TCNT”) holds majority share of Ainos KY, which holds majority voting power of the Company as of December 31, 2024.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

KCCW Accountancy Corp. (KCCW) was approved and appointed as our principal accounting firm starting Q1 of 2023. The fees billed or will be billed by KCCW is as below:

Audit Fees

The aggregate fees billed and will be billed by our principal auditor for professional services rendered for the audit of annual financial statements, and for the review of quarterly financial statements were $135,000 and $140,000 for the fiscal year ended December 31, 2023 and 2024, respectively, and were pre-approved by the Audit Committee of the Board of Directors.

Audit Related Fees: None.

Tax Fees: None.

All Other Fees: For the fiscal year ended December 31, 2023 and 2024 were nil and $16,250 respectively.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

					INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-K	FILING DATE WITH SEC	FORM	EXH #	HYPERLINK TO FILINGS
3.1	Restated Certificate of Formation of the Company, dated April 15, 2021		4/21/2021	8-K	3.1	Restated Certificate of Formation of the Company, dated April 15, 2021
3.2	Certificate of Amendment to the Restated Certificate of Formation, dated August 8, 2022		8/12/2022	8-K	3.1	Certificate of Amendment, dated August 8 2022
3.3	Amended and Restated Bylaws of the Company, effective September 28, 2022		10/4/2022	8-K	3.2	Amended and Restated Bylaws, effective September 28, 2022
3.4	Amended and Restated Bylaws of Ainos, Inc.		06/20/2024	8-K	3.1	Amended and Restated Bylaws
4.1	Form of Common Stock Certificate		4/3/2023	10-K	4.1(a)	Form of Common Stock Certificate
4.2	Form of Warrant		8/2/2022	S-1/A	4.1	Form of Warrant
4.3	Form of Warrant Agency Agreement		8/2/2022	S-1/A	4.2	Form of Warrant Agency Agreement
4.4	Form of Convertible Promissory Note		9/29/2023	8-K	4.2	Form of Convertible Promissory Note

4.5	Form of Common Stock Purchase Warrant		9/29/2023	8-K	4.3	Form of Common Stock Purchase Warrant
4.6	Form of Placement Agent Warrant		9/29/2023	8-K	4.1	Form of Placement Agent Warrant
4.7	Description of securities	X
4.8	First Amendment, dated January 23, 2024, to Senior Secured Convertible Promissory Note dated as of September 28, 2023		01/25/2024	8-K	4.1	First Amendment, dated January 23, 2024, to Senior Secured Convertible Promissory Note dated as of September 28, 2023
4.9	Voting Deed, dated as of May 3, 2024, by and among Ainos, Inc., a Cayman Islands company, and ASE Test, Inc.		05/06/2024	8-K	4.1	Voting Deed
4.10	Convertible Promissory Note, dated as of May 3, 2024, issued by Ainos, Inc. in favor of ASE Test, Inc. in the principal amount of US$9,000,000.		05/06/2024	8-K	4.2	Convertible Promissory Note
4.11	Common Stock Warrant, dated as of May 3, 2024, issued by Ainos, Inc. to ASE Test, Inc.		05/06/2024	8-K	4.3	Common Stock Warrant
9.1	Voting Agreement dated September 2, 2022			13D/A	1	Voting Agreement
9.2	Voting Agreement dated on January 26, 2024		1/29/2024	13D/A	1	Voting Agreement
9.3	Termination Agreement dated on January 26, 2024		1/29/2024	13D/A	2	Termination Agreement

9.4	Voting Agreement dated on March 7, 2024	3/8/2024	10-K	9.4	Voting Agreement
10.1	2018 Employee Stock Option Plan*	4/16/2019	10-K	10.72	2018 Employee Stock Option Plan
10.11	Amended and Restated Asset Purchase Agreement, dated as of January 29, 2022, between Ainos Inc. and Ainos, Inc.	2/3/2022	8-K	2.1	Amended and Restated Asset Purchase Agreement, dated as of January 29, 2022, between Ainos Inc. and Ainos, Inc.
10.12	Convertible Promissory Note, dated as of January 30, 2022, issued by the Company to Ainos Inc.	2/3/2022	8-K	10.1	Convertible Promissory Note, dated as of January 30, 2022, issued by the Company to Ainos Inc.
10.13	Non-Convertible Promissory Note, dated March 4, 2022, issued by the Company to Ainos Inc.	3/17/2022	8-K	10(i)	Non-Convertible Promissory Note, dated March 4, 2022, issued by the Company to Ainos Inc.
10.14	Note Extension Agreement, dated March 17, 2022, between the Company and Ainos Inc.	3/17/2022	8-K	10 (ii)	Note Extension Agreement, dated March 17, 2022, between the Company and Ainos Inc.
10.15	Form of Convertible Note Purchase Agreement, between the Company and the purchasers party thereto	4/4/2022	8-K	2.1	Form of Convertible Note Purchase Agreement, between the Company and the purchasers party thereto
10.16	Form of Convertible Promissory Note	4/4/2022	8-K	10.1	Form of Convertible Promissory Note
10.17	Security Agreement, dated as of September 28, 2023, by and between Lind Global Fund II LP and Ainos, Inc.	9/29/2023	8-K	10.1	Security Agreement, dated as of September 28, 2023, by and between Lind Global Fund II LP and Ainos, Inc.

10.18	Securities Purchase Agreement, dated as of September 25, 2023, by and between Lind Global Fund II LP and Ainos, Inc.	9/29/2023	8-K	10.2	Securities Purchase Agreement, dated as of September 25, 2023, by and between Lind Global Fund II LP and Ainos, Inc.
10.19	Placement Agent Agreement, dated as of September 25, 2023 by and between Maxim Partners LLC and Ainos, Inc.	9/29/2023	8-K	10.3	Placement Agent Agreement, dated as of September 25, 2023 by and between Maxim Partners LLC and Ainos, Inc.
10.20	Employment Agreement by and between Lawrence K. Lin and the Company effective August 1, 2021*	8/16/2021	8-K	10.1(a)	Employment Agreement by and between Lawrence K. Lin and the Company effective August 1, 2021
10.21	Extension of the consulting agreement and pre-existing warrant certificate between the Company and i2China Management Group, LLC (originally dated April 15, 2018), dated November 30, 2020	3/30/2021	10-K	10.1(J)	Extension of the consulting agreement and pre-existing warrant certificate between the Company and i2China Management Group, LLC (originally dated April 15, 2018), dated November 30, 2020
10.22	Employment Agreement, dated March 17, 2022, by and between the Company and Chun-Hsien Tsai*	3/17/2022	8-K	10(iii)	Employment Agreement, dated March 17, 2022, by and between the Company and Chun-Hsien Tsai

10.23	Employment Agreement, dated March 17, 2022, by and between the Company and Hui-Lan Wu	3/17/2022	8-K	10(iv)	Employment Agreement, dated March 17, 2022, by and between the Company and Hui-Lan Wu
10.24	Employment Agreement, dated March 17, 2022, by and between the Company and Chih-Heng Jack Lu	3/17/2022	8-K	10(v)	Employment Agreement, dated March 17, 2022, by and between the Company and Chih-Heng Jack Lu
10.25	Employment Agreement, dated May 8, 2023, by and between the Company and Meng-Lin Sung*	3/8/2024	10-K	10.25	Employment Agreement, dated May 8, 2023, by and between the Company and Meng-Lin Sung
10.26	English Translation of Product Development Agreement, dated on August 1, 2021	1/12/2024	8-K	10.1	English Translation of Product Development Agreement, dated on August 1, 2021
10.27	English Translation of Addendum to the Product Development Agreement, dated on January 9, 2024	1/12/2024	8-K	10.2	English Translation of Addendum to the Product Development Agreement, dated on January 9, 2024
10.28	Ainos NISD Inabata Codevelopment Agreement - August 9, 2023, Appendix 1 and 2 redacted	11/9/2023	10-Q	10.1	Ainos NISD Inabata Codevelopment Agreement - August 9, 2023, Appendix 1 and 2 redacted
10.29	Mandate Agreement	03/19/2024	8-K	10.1	Mandate Agreement

10.30	Convertible Note and Warrant Purchase Agreement, dated May 3, 2024, by and between Ainos, Inc. and ASE Test, Inc.		05/06/2024	8-K	10.1	Convertible Note and Warrant Purchase Agreement
10.31	At The Market Offering Agreement between Ainos, Inc. and H.C. Wainwright & Co., LLC		05/31/2024	S-3	1.1	At The Market Offering Agreement
10.32	English Translation of Second Addendum to Product Development Agreement, dated July 8, 2024		07/12/2024	8-K	10.1	English Translation of Second Addendum to Product Development Agreement
10.33	English Translation of Third Addendum to Product Development Agreement, dated October 16, 2024		10/22/2024	8-K	10.1	English Translation of Third Addendum to Product Development Agreement
10.34	Patent License Agreement, dated August 6, 2024, by and between Ainos, Inc. and Taiwan Carbon Nano Technology Corporation.		08/09/2024	8-K	10.1	Patent License Agreement
14.1	Code of Ethics		8/26/2021	8-K	14.1	Code of Ethics
19.1	Insider Trading Policy		11/15/2021	10-Q	99.5	Insider Trading Policy of the Board of Directors, as amended and adopted August 20, 2021
23.1	Consent of KCCW Accountancy Corp., independent registered public accounting firm	X
24.1	Power of Attorney	X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X
32.1	Certification Of Principal Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002	X
32.2	Certification Of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002	X
97.1	Clawback policy		3/8/2024	10-K	97.1	Clawback Policy

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

AINOS, INC.

Date: March 7, 2025	By:	/s/ Chun-Hsien Tsai
Chun-Hsien Tsai, Chairman of the Board, President, and
Chief Executive Officer

	By:	/s/ Hsin-Liang Lee
Hsin-Liang Lee, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chun-Hsien Tsai	Chairman of the Board, President, and Chief Executive Officer	March 7, 2025
Chun-Hsien Tsai

/s/ Hsin-Liang Lee	Chief Financial Officer	March 7, 2025
Hsin-Liang Lee

/s/ Wen-Han Chang	Director	March 7, 2025
Wen-Han Chang
By: Chun-Hsien Tsai, Attorney in fact

/s/ Yao-Chung Chiang	Director	March 7, 2025
Yao-Chung Chiang
By: Chun-Hsien Tsai, Attorney in fact

/s/ Pao-Sheng Wei	Director	March 7, 2025
Pao-Sheng Wei
By: Chun-Hsien Tsai, Attorney in fact

/s/ Ting-Chuan Lee	Director	March 7, 2025
Ting-Chuan Lee
By: Chun-Hsien Tsai, Attorney in fact

/s/ Chun-Jung Tsai	Director	March 7, 2025
Chun-Jung Tsai
By: Chun-Hsien Tsai, Attorney in fact

/s/ Chung-Yi Tsai	Director	March 7, 2025
Chung-Yi Tsai
By: Chun-Hsien Tsai, Attorney in fact

Ainos, Inc.

Financial Statements

Years ended December 31, 2024 and 2023

Audit ● Tax ● Consulting ● Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of Ainos, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ainos, Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with the U.S. generally accepted accounting principles.

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

March 7, 2025

KCCW Accountancy Corp.

3333 South Brea Canyon Rd. #206, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 ● Fax: +1 909 895 4155 ● info@kccwcpa.com

Ainos, Inc.

Balance Sheets

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$3,892,919	$1,885,628
Accounts receivable	56	455
Inventory, net	143,756	167,593
Other current assets	301,077	419,521
Total current assets	4,337,808	2,473,197
Intangible assets, net	23,748,328	28,283,208
Property and equipment, net	559,645	876,572
Other assets	174,418	208,827
Total assets	$28,820,199	$31,841,804

Liabilities and Stockholders’ Equity
Current liabilities:
Contract liabilities	$106,329	$112,555
Convertible notes payable (including amounts of related party of $2,000,000 and nil as of December 31, 2024 and 2023, respectively)	3,000,000	-
Other notes payable, related party	-	42,000
Accrued expenses and other current liabilities	848,615	1,182,283
Total current liabilities	3,954,944	1,336,838
Senior secured convertible notes measured at fair value	-	2,651,556
Convertible notes payable - noncurrent (including amounts of related party of $9,000,000 and $2,000,000 as of December 31, 2024 and 2023, respectively)	9,000,000	3,000,000
Other notes payable, related party - noncurrent	-	270,000
Other long-term liabilities	348,945	135,829
Total liabilities	13,303,889	7,394,223
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized as of December 31, 2024 and 2023, respectively; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized as of December 31, 2024 and 2023; 15,427,385 shares and 4,677,787 shares issued and outstanding as of December 31, 2024 and 2023, respectively	154,274	46,778
Common stock to be issued, nil and 162,337 shares as of December 31, 2024 and 2023, respectively	-	1,623
Additional paid-in capital	68,520,881	62,555,808
Accumulated deficit	(52,749,316)	(37,886,155)
Accumulated other comprehensive loss - translation adjustment	(409,529)	(270,473)
Total stockholders’ equity	15,516,310	24,447,581
Total liabilities and stockholders’ equity	$28,820,199	$31,841,804

See accompanying notes to financial statements.

Ainos, Inc.

Statements of Operations

	Years ended December 31,
	2024	2023
Revenues (including amounts of related party of nil and $33,388 for the years ended December 31, 2024 and 2023, respectively)	$20,729	$122,112
Cost of revenues (including amounts of related party of nil and $118,497 for the years ended December 31, 2024 and 2023, respectively)	(52,595)	(375,845)
Gross losses	(31,866)	(253,733)

Operating expenses:
Research and development expenses (including amounts of related party of $1,418,887 and $368,372 for the years ended December 31, 2024 and 2023, respectively)	8,413,923	7,317,388
Selling, general and administrative expenses	5,395,415	5,635,275
Total operating expenses	13,809,338	12,952,663
Loss from operations	(13,841,204)	(13,206,396)

Non-operating (expenses) income
Interest expense	(616,467)	(144,193)
Issuance cost of senior secured convertible note measured at fair value	(308,336)	(525,643)
Fair value change of senior secured convertible note	(275,624)	94,207
Other income, net	179,270	12,276
Total non-operating expenses, net	(1,021,157)	(563,353)
Net loss before income taxes	(14,862,361)	(13,769,749)
Provision for income taxes	800	800
Net loss	$(14,863,161)	$(13,770,549)
Net loss per common share - basic and diluted	$(1.56)	$(3.36)

Weighted-average shares used in computing net loss per common share-basic and diluted	9,503,618	4,098,109

See accompanying notes to financial statements.

F-4

Ainos, Inc.

Statements of Comprehensive Loss

	Years ended December 31,
	2024	2023
Net loss	$(14,863,161)	$(13,770,549)
Other comprehensive loss:
Translation adjustment	(139,056)	(68,820)
Comprehensive loss	$(15,002,217)	$(13,839,369)

See accompanying notes to financial statements.

Ainos, Inc.

Statements of Stockholders’ Equity

Years Ended December 31, 2024 and 2023

	Preferred Stock		Common Stock		Common Stock - to be issued		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Loss - Translation	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Equity
Balance at December 31, 2023	-	$-	4,677,787	$46,778	162,337	$1,623	$62,555,808	$(37,886,155)	$(270,473)	$24,447,581
Conversion of convertible notes payable to common stock	-	-	3,233,655	32,336	(162,337)	(1,623)	2,410,978	-	-	2,441,691
Issuance of stock to settle vested RSUs	-	-	1,768,443	17,685	-	-	(17,685)	-	-	-
Issuance of common stock for special stock bonus	-	-	247,500	2,475	-	-	86,521	-	-	88,996
Related party used computer equipment	-	-	-	-	-	-	(4,428)	-	-	(4,428)
Warrants issued in connection with senior secured convertible note payable	-	-	-	-	-	-	1,586	-	-	1,586
Issue common stock for patent license agreement	-	-	5,500,000	55,000	-	-	(55,000)	-	-	-
Share-based compensation	-	-	-	-	-	-	3,543,101	-	-	3,543,101
Net loss	-	-	-	-	-	-	-	(14,863,161)	-	(14,863,161)
Translation adjustment	-	-	-	-	-	-	-	-	(139,056)	(139,056)
Balance at December 31, 2024	-	$-	15,427,385	$154,274	-	$-	$68,520,881	$(52,749,316)	$(409,529)	$15,516,310

Balance at December 31, 2022	-	$-	4,002,320	$40,023	-	$-	$58,905,242	$(24,115,606)	$(201,653)	$34,628,006
Issuance of stock in exchange of vehicle	-	-	12,231	122	-	-	48,437	-	-	48,559
Conversion of convertible notes payable to common stock	-	-	18,666	187	-	-	274,602	-	-	274,789
Issuance of stock to settle vested RSUs	-	-	44,680	447	-	-	(447)	-	-	-
Issuance of common stock for special stock bonus	-	-	600,000	6,000	-	-	1,941,000	-	-	1,947,000
Fractional shares paid out in cash for the reverse stock split	-	-	(110)	(1)	-	-	(300)	-	-	(301)
Warrants issued in connection with senior secured convertible note payable	-	-	-	-	-	-	19,893	-	-	19,893
Conversion of senior secured convertible notes to common stock	-	-	-	-	162,337	1,623	252,614	-	-	254,237
Share-based compensation	-	-	-	-	-	-	1,114,767	-	-	1,114,767
Net loss	-	-	-	-	-	-	-	(13,770,549)	-	(13,770,549)
Translation adjustment	-	-	-	-	-	-	-	-	(68,820)	(68,820)
Balance at December 31, 2023	-	$-	4,677,787	$46,778	162,337	$1,623	$62,555,808	$(37,886,155)	$(270,473)	$24,447,581

See accompanying notes to financial statements.

Ainos, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(14,863,161)	$(13,770,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,801,716	4,871,057
Impairment loss of property and equipment	-	286,777
Loss on inventory write-downs	-	235,047
Share-based compensation expense	3,543,101	1,114,767
Stock issued for special stock bonus	88,996	1,947,000
Issuance cost of senior secured convertible note measured at fair value	308,336	525,643
Changes in fair value of senior secured convertible note	275,624	(94,207)
Changes in operating assets and liabilities:
Accounts receivable	399	201,091
Inventory	23,837	221,767
Other current assets	118,444	(223,734)
Accrued expenses and other current and long-term liabilities	(105,559)	(9,327)
Net cash used in operating activities	(5,808,267)	(4,694,668)
Cash flows from investing activities:
Purchase of property and equipment	(21,331)	(92,984)
Increase in refundable deposits and other assets	(103,961)	(8,541)
Net cash used in investing activities	(125,292)	(101,525)
Cash flows from financing activities:
Proceeds from convertible notes payable- noncurrent	-	1,000,000
Proceeds from convertible notes payable- noncurrent, related party	9,000,000	2,000,000
Proceeds from senior secured convertible notes payable	875,000	3,000,000
Repayment of convertible notes payable, related party	-	(114,026)
Repayment of senior secured convertible notes payable	(1,439,754)	-
Repayment of other notes payable, related party	(312,000)	(572,000)
Payment of issuance cost of senior secured convertible note measured at fair value	(97,500)	(390,000)
Fractional shares paid out in cash for the reverse stock split	-	(301)
Net cash provided by financing activities	8,025,746	4,923,673
Effect from foreign currency exchange	(84,896)	(95,214)
Net increase in cash and cash equivalents	2,007,291	32,266
Cash and cash equivalents at beginning of year	1,885,628	1,853,362
Cash and cash equivalents at end of year	$3,892,919	$1,885,628

Supplemental Cash Flow Information
Cash paid for interest	$21,671	$16,897
Cash paid for income taxes	$800	$800
Noncash financing and investing activities
Conversion of convertible notes payable to common stock and accrued interest waived or converted by convertible note holders	$-	$274,789
Conversion of senior secured convertible notes to common stock	$2,441,691	$254,237
Issuance of common stock in exchange of vehicle	$-	$48,559
Payable for purchase of equipment	$-	$5,848

See accompanying notes to financial statements.

Ainos, Inc.

Notes to Financial Statements

December 31, 2024 and 2023

1. Description of Business

Organization and Business

Ainos, Inc. (the “Company”), incorporated in the State of Texas, is a diversified healthcare company focused on the development of novel point-of-care testing (the “POCT”), therapeutics based on very low-dose interferon alpha (the “VELDONA”), and synthetic RNA-driven preventative medicine. The Company’s products include VELDONA clinical-stage human therapeutics, VELDONA Pet supplements, and telehealth-friendly POCTs powered by its AI Nose technology platform.

The Company’s POCT platforms aim to provide connected, rapid and convenient testing of a broad range of health conditions. Building on its extensive research and development of VELDONA, the Company is focused on commercializing a suite of VELDONA-based products including VELDONA Pet supplements and human related VELDONA therapeutics.

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

During the year ended December 31,2024 and 2023, the Company generated revenues from sales of COVID-19 POCT and VELDONA Pet supplements.

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

At The Market

On May 31, 2024, the Company entered into an At The Market Offering Agreement, or sales agreement, with H.C. Wainwright & Co., LLC or Wainwright, pursuant to which the Company may issue and sell, from time to time, shares of its common stock (the “Shares”), depending on market demand, with the Sales Agent acting as the sales agent or principal (the “Offering”). Sales of the Shares may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the Nasdaq Capital Market. The Agent will use its commercially reasonable efforts to sell the Shares requested by the Company to be sold on its behalf, consistent with the Agent’s normal trading and sales practices, under the terms and subject to the conditions set forth in the ATM Agreement. The Company has no obligation to sell any of the Shares. The Company may instruct the Agent not to sell the Shares if the sales cannot be effected at or above the price designated by the Company from time to time and the Company may at any time suspend sales pursuant to the ATM Agreement.

The Company will pay the Agent placement fee of 3.0% of the gross sales price of the Shares sold by the Agent under the ATM Agreement. The Company has also agreed to reimburse the Agent for the fees and disbursements of its counsel, payable upon execution of the Sales Agreement, in an amount not to exceed $35,000 in addition to certain ongoing disbursements of its legal counsel up to $2,500 per calendar quarter. In addition, the Company has agreed to provide customary indemnification rights to the Sales Agent.

The aggregate market value of Shares eligible for sale in the Offering and under the ATM Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. The prospectus supplement filed with the SEC on July 11, 2024, is offering Shares having an aggregate offering price of $1,840,350.

The Company intends to use the net proceeds from the offering to fund the continued development of its product candidate and for general corporate purposes and working capital. The precise amount and timing of the application of these proceeds will depend upon a number of factors, such as the timing and progress of our research and development efforts, our funding requirements and the availability and costs of other funds. As of December 31, 2024 there have been no shares sold under the ATM Agreement.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Liquidity

As of December 31, 2024, the Company had cash and cash equivalents of $3,892,919. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements, and expected revenue primarily from the sale of VELDONA Pet supplements to support the Company’s clinical trial activities, largely in connection with Ainos Flora and human related VELDONA therapeutics. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

On May 31, 2024, the Company entered into an At The Market Offering Agreement, or sales agreement, with H.C. Wainwright & Co., LLC or Wainwright, pursuant to which the Company may issue and sell, from time to time, shares of its common stock, the aggregate market value of Shares eligible for sale in the Offering and under the ATM Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. The prospectus supplement filed with the SEC on July 11, 2024, is offering Shares having an aggregate offering price of $1,840,350.

For the year ended December 31, 2024, the Company generated a net loss of $14,863,161. The Company expects to continue incurring development expenses for the next twelve months as the Company advances Ainos Flora and VELDONA therapeutics for humans through clinical development until regulatory approval is received and the sales and marketing of the products is authorized.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses and has an accumulated deficit as of December 31, 2024 of $52,749,316 and expects to incur additional losses and negative operating cash flows for at least the next twelve months. The Company’s ability to meet its obligations is dependent upon its ability to generate sufficient cash flows from operations and future financing transactions. Because a large portion of our future expenditures will be to fund our growth, the Company expects that if needed the Company will be able to adjust their capital and operating expenditures by operating segment.

Accordingly, the Company’s management believes that the measures described in the above liquidity plan will be adequate to satisfy its liquidity requirements for the twelve months after the date that the financial statements are issued.

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

Cash and Cash Equivalents

As of December 31, 2024 and 2023, cash and cash equivalents consist of cash on hand and cash in bank which is potentially subject to concentration of credit risk. Such balance is maintained at financial institutions that management determines to be of high-credit quality. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation in the U.S.A or Central Deposit Insurance Corporation in Taiwan up to certain limits. At times, such deposits may be in excess of the insurance limit. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2024 and December 31, 2023, the Company had approximately $212,400 and $1,557,487 in excess of FDIC insured limits, respectively. The Company maintains cash in state-owned banks in Taiwan. In Taiwan, the insurance coverage of each bank is NTD$3,000,000 (approximately USD$91,505). As of December 31, 2024 and December 31, 2023, the Company had approximately $3,311,000 and $0 cash in excess of the insured amount, respectively. The Company has not experienced any losses in such accounts.

Allowances for Doubtful Accounts

The allowances for doubtful accounts represent management’s best estimate of the expected future credit losses from the Company’s accounts receivable. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net loss. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company has not experienced significant customer payment defaults, or identified other significant collectability concerns at December 31, 2024 and 2023.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost including amounts related to materials, labor and overhead is determined on a weighted-average basis. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The valuation of inventory requires management to estimate excess and obsolete inventory. Reserves for excess and obsolete inventory are primarily based on management’s estimates of forecasted sales, usage levels and expiration dates. The Company records inventory loss for excess and obsolete inventory within cost of revenues.

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

During the year end of 2024, the Company reassessed its short-term and long-term commercial plans for its VOC POCT related products which is identified as an asset group being assigned the major intangible assets and identified that an impairment testing is warranted for the intangible assets. As a result, the Company performed an undiscounted cash flow analysis pursuant to ASC 360-10 to determine if the cash flows expected to be generated by the VOC POCT products over the estimated remaining useful life of its primary assets were sufficient to recover the carrying value of the asset group. Based on this analysis, the undiscounted cash flows were sufficient to recover the carrying value of the long-lived assets. Thus, no impairment loss is needed.

To estimate the undiscounted cash flow of the asset group, the Company used assumptions requiring significant judgment, including judgment about when the in-development product can be commercialized, estimated selling price and sales volume of the in-development product and the amount and timing of other cash outflows required to complete the development, commercialization and sales of the product. The forecasted cash flows were based on the Company’s most recent strategic plan and for periods beyond the strategic plan, the Company’s estimates were based on assumed growth rates expected as of the measurement date. The Company believes its assumptions were consistent with the strategic plans and business goals.

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

The Company elected to account for the senior secured convertible notes issued to Lind Global Fund II LP (the “Lind Note”) using FVO, which allows for valuing the Lind Note at fair value in its entirety versus bifurcation of the embedded derivatives (see Note 6). The fair value of the Lind Note is determined using a binomial lattice valuation model, which is widely used for valuing convertible notes. The significant assumption used in the model is volatility of the Company’s common stock. If different assumptions are used, the fair value of the convertible notes and the change in estimated fair value could be materially different. A significant increase in the volatility of the market price of the Company’s common stock, in isolation, would result in a significantly higher fair value; and a significant decrease in volatility would result in a significantly lower fair value.

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

Revenue Recognition

The Company accounts for revenue pursuant to ASC 606, Revenue from Contracts with Customer (ASC 606) and generates revenue from the sale of its products, primarily VELDONA Pet supplements in Taiwan.

The Company considers revenue to be earned when all of the following criteria are met: the Company has a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the amount the Company expects to receive, including an estimate of uncertain amounts subject to a constraint to ensure revenue is not recognized in an amount that would result in a significant reversal upon resolution of the uncertainty, is determinable; and the Company has transferred control of the promised items to the customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the contract. The transaction price for the contract is measured as the amount of consideration the Company expects to receive in exchange for the goods and services expected to be transferred. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control of the distinct good or service is transferred. Transfer of control for the Company’s products is generally at shipment or delivery, depending on contractual terms. As such, the Company has one performance obligation related to product sales which is satisfied at a point in time.

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

Advertising Costs

Costs associated with the Company’s advertising is expensed as incurred and are included in selling, general and administrative expenses in the Statements of Operations, which is comprised primarily of print and internet advertising fees.

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

	December 31, 2024	December 31, 2023
Beginning of year	$2,651,556	$-
Issue	875,000	3,000,000
Conversion into common stock	(2,441,691)	(254,237)
Change in fair value	275,624	(94,207)
Retirement in fair value	(1,360,489)	-
End of year	$-	$2,651,556

Interest Expense

The company recorded interest expense based upon interest rates and maturities of current and noncurrent debt (see Note 6).

Interest Income

The company recorded interest income based on interest earned on the cash and cash equivalents.

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

The Company recognizes a tax benefit from uncertain tax positions only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authorities’ administrative practices and precedents. The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being recognized upon settlement. The Company did not recognize any tax benefits from uncertain tax positions during the years ended December 31, 2024 and 2023. The Company recognizes tax-related interest and penalties, if any, as a component of income tax expense.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-07 will have on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of ASU 2023-09 will have on its financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its financial statements and disclosures.

3. Inventory, net

Inventory stated at cost, net of reserve, consisted of the following:

	December 31,
	2024	2023
Raw materials	$74,875	$92,708
Work in process	1,131	1,208
Finished goods	67,750	73,677
Total	$143,756	$167,593

Inventory related to COVID-19 POCT write-downs to estimated net realizable values and excess and obsolete inventory loss were nil and $235,047 for the years ended December 31, 2024, and 2023, respectively.

As of December 31, 2024 and 2023, the inventory consisted of $143,756 and $167,593, related to the Company’s product VELDONA Pet supplements.

4. Intangible assets, net

Intangible assets are stated at cost less accumulated amortization, and consist of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023
Patents acquired	$39,143,975	$39,143,975
Others	227,013	227,009
Total cost	39,370,988	39,370,984
Less: accumulated amortization	(15,622,660)	(11,087,776)
Intangible assets, net	$23,748,328	$28,283,208

Amortization expense for the years ended December 31, 2024 and 2023 was $4,534,729 and $4,523,516, respectively. No impairment loss was recorded in 2024 and 2023.

Estimated future amortization expense is as follows:

2025	$4,522,377
2026	4,522,232
2027	4,521,505
2028	4,533,858
2029	1,926,411
Thereafter	3,721,945
Total expense	$23,748,328

5. Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and impairment, and consist of the following at December 31, 2024 and 2023:

	December 31,
	2024	2023
Machinery and equipment	$1,046,534	$1,137,352
Furniture and fixture	636,939	669,502
Total cost	1,683,473	1,806,854
Less: accumulated depreciation and impairment	(1,123,828)	(930,282)
Property and equipment, net	$559,645	$876,572

Depreciation expense for the years ended December 31, 2024 and 2023 was $252,548 and $328,938, respectively.

The Company charged nil and $286,777 of impairment loss to the equipment related to COVID-19 POCT and classified it to the research and development expenses for the years ended December 31, 2024 and 2023, respectively.

6. Debts

The Company issued promissory notes to creditors for funding. As of December 31, 2024 and 2023, the details of the notes are as follows:

	December 31,
	2024	2023
Other notes payable, related party – current	$-	$42,000
Other notes payable, related party – noncurrent (KY Note)	-	270,000
March 2025 Convertible Notes, related party – noncurrent (ASE Note)	-	2,000,000
March 2025 Convertible Notes, related party – current (ASE Note)	2,000,000	-
March 2025 Convertible Notes – noncurrent (Lee Note)	-	1,000,000
March 2025 Convertible Notes –current (Lee Note)	1,000,000	-
May 2027 Convertible Notes, related party – noncurrent (ASE Note)	9,000,000	-
Senior secured convertible notes payable (Lind Note) – at fair value	-	2,651,556
	$12,000,000	$5,963,556

The other notes payable was issued to Ainos KY in exchange for $800,000 in cash to support working capital of the Company in March 2022 (the “KY Note”). The Company paid off $530,000 of the KY Note during the year ended December 31, 2023 and $270,000 with accrued interest of the KY Note during the year ended December 31, 2024.

Another note payable was issued to i2China Management Group, LLC (“i2China”) in exchange for consulting services in 2020 (the “i2China Note”). The Company paid off $42,000 with accrued interest of the i2China Note during the year ended December 31, 2024.

Both the KY Note and the i2China Note bear an interest rate of 1.85% per annum.

May 2027 Convertible Notes and Warrant Purchase Agreement

On May 3, 2024, The Company entered into Convertible Note and Warrant Purchase Agreement with the ASE Test, Inc. (“ASE”), a shareholder of Ainos KY, for the issuance of convertible promissory notes with 6% compound interest in the aggregate principal amount of $9,000,000 (collectively the “Notes”) convertible into shares of common stock, par value $0.01 per share, of the Company, payable three (3) years from May 3, 2024 as well as the issuance of warrants for the purchase of up to 500,000 shares of common stock at a price per share of $4.50, exercisable until May 3, 2029. As of December 31, 2024, the Company received the full amount of the payment

March 2025 Convertible Notes

On March 13, 2023, the Company entered into two convertible promissory note purchase agreements pursuant to Regulation S of the Securities Act of 1933, as amended, in the total principal amount of $3,000,000 with the following investors (the “March 2025 Convertible Notes” or “Notes”).

Convertible Note Issued to ASE Test, Inc. (the “ASE Note”)

Pursuant to the one of the aforementioned agreements, ASE Test, Inc. (the “ASE”), a shareholder of Ainos KY, committed to pay a total aggregate amount of $2,000,000 to the Company in exchange for convertible promissory note(s) in three tranches in the amounts of $1,000,000 (the “First Tranche”), $500,000 (the “Second Tranche”), and $500,000 (the “Third Tranche”) conditioned, among other things, on the Company achieving certain business milestones. As of December 31, 2024, the Company received the full amount of the payment.

Convertible Note Issued to Li-Kuo Lee (the “Lee Note”)

The Company issued a convertible note in the principal amount of $1,000,000 to an unrelated party, Li-Kuo Lee, in exchange of $1,000,000 in cash. As of December 31, 2024, the full amount of the payment was received.

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

The total interest expense of convertible notes payable, other notes payable and March 2025 Convertible Notes for the years ended December 31, 2024 and 2023, were $533,405 and $132,843, respectively, among which were with related party for amounts of $470,373 and $83,622, respectively. As of December 31, 2024 and 2023, the unpaid accrued interest expense was $651,268 and $138,939, respectively, among which $341,753 and $135,829 was long-term liabilities, respectively. Among the unpaid accrued interest expense, $540,039 and $90,743, respectively, was with related party as of December 31, 2024 and 2023.

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

On August 2, 2024, the Company retired its remaining senior secured convertible debt (the “Note”) with Lind Global Fund II LP, an institutional investment fund managed by The Lind Partners (together the “Investor”), as a result of conversions by the Investor and payments by the Company, which aggregates at a total of approximately US$1.67 million. The repayment was made with $1,439,754 in cash and $224,842 through the issuance of 382,384 shares of Common Stock, valued at $0.588 per share.

During the year ended December 31, 2024, the Company issued an aggregate of 3,233,655 shares of its common stock upon the conversions of senior secured convertible notes payable at the conversion price from $0.588 to $1.848 per share.

From an accounting perspective, the Lind Note is considered a debt host instrument embedded with an issuer’s call and investor’s contingent puts, and is issued at substantial discount. The Company elects the fair value option (the “FVO”) to account for the Lind Note at fair value and mark to market each quarter. For the year ended December 31, 2024, the change in the fair value of the Lind Note was recorded in the Statements of Operations in the amount $275,624. No portion of the change in fair value was related to changes in credit risk of the Company which would be charged to other comprehensive loss if any. The Company has granted to Lind a senior security interest in all of the Company’s right, title, and interest in, to and under all of the Company’s property, subject to certain exceptions as set forth in the SPA. The issuance cost including a commitment fee charged by Lind, placement agent fee and warrants, and legal fees is $308,336, which is expensed off due to FVO election.

7. Stockholders’ Equity

Preferred Stock

The Company increased authorized shares of preferred stock from 10,000,000 shares to 50,000,000 shares upon the filing of an amendment to the Company’s Certificate of Formation with the Secretary of State of Texas on November 27, 2023. No shares of preferred stock were issued and outstanding as of December 31, 2024 and 2023.

Common Stock

Holders of common stock are entitled to one vote per share, and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders.

The Company has 300,000,000 shares of common stock authorized for issuance at par value of $0.01. As of December 31, 2024, 15,427,385 shares of common stock were issued and a total of 8,130,609 shares were reserved for conversion of convertible notes (2,831,472 shares), warrants issued to investors or in connection with funding’s (1,909,810 shares), share-based compensation awards (1,855,697 shares) and ATM reserved (1,533,630 shares).

The Company issued 247,500 shares of common stock to officers, and employees for achieving non-financial milestones or for on-boarding bonuses. The fair value of the special stock bonus was $88,996 based on the closing price of the common stock at the date of major shareholder approval was obtained and was recorded immediately as selling, general and administrative and research and development expenses in the Statements of Operations as no future service is required.

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

The Public Warrants may be exercised from February 5, 2023 (181 days from the effective date of the Company’s S-1 Registration Statement made effective August 8, 2022, hereafter “Registration Date”) to August 8, 2027 (5 years from the Registration Date). The fair value of the Public Warrants was around $3.28 million and was determined using the Black-Scholes option pricing model with the assumptions: $18.30 of stock price, $21.25 of strike price, 5-year expected term, 277% of expected volatility, 0% of expected dividend rate and 2.97% of risk-free interest rate.

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

The direct issue cost paid in cash of $1.54 million together with the cost of the Representative’s Warrants was allocated based on the relative fair value of common stocks issued for the Offering and the Public Warrants, and was recorded as a reduction to the additional paid-in capital.

Upon completion of the Offering, convertible notes outstanding in the principal amount of $30.4 million and accrued interest of $42,959 were automatically converted into 1,814,627 shares of common stock in 2022 August.

Warrants

As of December 31, 2024 and 2023, warrants issued and outstanding in connection with financing are summarized as below:

	December 31,
(In number of shares of common stock to purchase when warrants exercised)	2024	2023
Lind Warrant with exercise price of from $2.16 to $4.50	1,201,944	691,244
Public Warrants with exercise price of $21.25	179,400	179,400
Representative’s Warrants with exercise price of $23.375	7,800	7,800
Placement agent warrant with exercise price of $8.25	20,666	16,000
ASE Warrant with exercise price of $4.50	500,000	-
Total	1,909,810	894,444

As discussed in Note 6, the Company issued the Lind Warrant on September 28, 2023, December 21, 2023, and January 23, 2024 in connection with the private placement of the Lind Note. The Company total issued 20,666 shares of warrants with an exercise price of $8.25 per share to the placement agent as the agent fee. Each warrant has a contractual term of 5 years and can be exercised for the purchase of one share of common stock of the Company. The carrying amount of the Lind Warrant is nil after allocating proceeds to the Lind Note measured at fair value. The fair value of the placement agent warrant is estimated as $21,479 using the Black-Scholes Model.

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

As of December 31, 2024, none of the warrants have been exercised nor have expired. The remaining contractual life of the warrants was 2.78 years as of December 31, 2024.

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

8. Revenue

The Company started to manufacture and deliver VELDONA Pet supplements to on-line and off-line distribution channels beginning the third quarter of 2023. Revenue from sales through on-line platform were recognized after the expiration of right of return which was offered for a limited time. Revenue from sales through off-line distribution channels was recognized only to the extent that the product sold was not expected to be returned.

$106,329 and $112,555 of contract liabilities were recorded for the cash received in advance from distribution channels as of December 31, 2024 and 2023, respectively.

Revenue recognized during the year ended December 31, 2024 and 2023 that was included in the contract liability balance at the beginning of each year were nil.

9. Share-Based Compensation

2023 Stock Incentive Plan

The Company effectuated an amendment to its 2021 Stock Incentive Plan, now restated as the Company 2023 Stock Incentive Plan (the “2023 SIP” or “Plan”) which includes, among other things, a change in the number of reserved shares under the Plan. Under the 2023 SIP, subject to a change in capital structure or a change in control, the aggregate number of shares which may be issued or transferred pursuant to awards under the Plan will be equal to up to twenty percent (20%) of shares of outstanding common stock of the Company existing as of December 31st of the previous calendar year (the “Plan Share Reserve”). Upon the effectiveness of the 2023 SIP on February 16, 2023, the aggregate number of shares which may be issued pursuant to awards under the Plan is 871,075 shares of common stock, including shares that remained available for grant under the 2021 Stock Incentive Plan. On July 19, 2024, the Company filed Form S-8 to increase the aggregate number of shares may be issued to 946,432 shares of common stock including shares that remained available for grant under the 2021 Stock Incentive Plan. As of December 31, 2024, 1,816,632 shares have been granted under the 2023 SIP.

2021 Stock Incentive Plan

On June 20, 2022, the Company’s 2021 Stock Incentive Plan (the “2021 SIP”) was effective following an approval by its shareholders. The 2021 SIP seeks to attract and retain key personnel, and to strengthen the commitment of the Company’s directors, officers, employees, consultants and advisors by making available equity interests in the Company or compensation measured by reference to the value of Company’s common stock. The 2021 SIP provides for the issuance of up to 266,666 shares of the Company’s common stock pursuant to equity awards, including options, stock appreciation rights and restricted stock units. No shares were granted or issued under the 2021 SIP.

2021 Employee Stock Purchase Plan

On June 20, 2022, the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was effective following an approval by its shareholders. The 2021 ESPP provides eligible employees (as such term is defined in the ESPP) with an opportunity to purchase common stocks of the Company at a discount through voluntary contributions and is intended to qualify as an employee stock purchase plan under Section 423 of the U.S. Internal Revenue Code of 1986, as amended. A total of 10,000 shares of common stock have made available for issuance under the ESPP. As of December 31, 2024, the total remain 10,000 shares were issued under the 2023 SIP.

Based on the aforementioned plans, the Company will issue new shares upon option exercise or shares vested.

Restricted Stock Units (“RSUs”)

RSUs entitle the recipient to be paid out an equal number of common stock shares upon vesting which is generally 3 years. The fair value of RSUs is based on the closing price of the underlying stock on the date of grant. A summary of the Company’s RSUs activity and related information for the years ended December 31, 2024 and 2023 is as follows:

	For the Year Ended December 31,
	2024		2023
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance at January 1	954,306	$4.39	160,000	$12.08
RSUs granted	946,432	$0.53	870,200	$3.46
RSUs vested	(1,768,443)	$2.31	(44,680)	$13.11
RSUs forfeited	(42,464)	$2.75	(31,214)	$5.28
Unvested balance at December 31	89,831	$5.51	954,306	$4.39

Stock Options and Warrants

A summary of option activity for the years ended December 31, 2024 and 2023 is presented below.

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	7,332	$28.50	8.3	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2023	7,332	$28.50	7.3	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2024	7,332	$28.50	6.3	-
Vested or expected to vest at December 31, 2024	7,332	$28.50	6.3	-
Exercisable at December 31, 2024	7,332	$28.50	6.3	-

As of December 31, 2024, 6,034 shares of warrants which were granted to i2China Management Group, LLC in November 2020 were outstanding and remained unexercised. The warrants were fully vested and exercisable as of December 31, 2024. The exercise price of the warrant is $19.88 with remaining contractual term in 0.9 years.

The Company used the Black-Scholes option pricing model to value the above option and warrant awards to determine the grant date fair value. The contractual term of the option and warrant is 10 years and 5 years, respectively.

Share-Based Compensation

The RSUs, options and warrants (the “Awards”) were granted to employees and consultants with service conditions. The share-based compensation expense of the Awards for the years ended December 31, 2024 and 2023 were $3,543,101 and $1,114,767, respectively.

	For the Year Ended December 31,
	2024	2023
Selling, general and administrative expenses	$2,728,852	$875,509
Research and development expenses	805,217	220,723
Cost of revenues	9,032	18,535
Total	$3,543,101	$1,114,767

The total income tax benefit recognized in the Statements of Operations for the share-based compensation arrangements were nil for the years ended December 31, 2024 and 2023. Compensation cost capitalized as part of inventory has been minimal.

As of December 31, 2024, the total unrecognized compensation cost related to the Awards was $188,741, which is expected to be recognized over a weighted-average period of 1.42 years. The total fair value of shares vested during the years ended December 31, 2024 and 2023 was $4,242,956 and $745,706, respectively.

10. Income Taxes

The components of the provision (benefit) for income taxes consist of the following:

	For the Year Ended December 31,
	2024	2023
Current federal taxes	$-	$-
Current state taxes	800	800
Current tax provision	800	800
Deferred tax provision	129,000	1,573,000
Change in valuation allowance	(129,000)	(1,573,000)
Total income tax expense provision	$800	$800

A reconciliation of the statutory tax rates to the effective tax rates applicable to the Company is as follows:

	For the Year Ended December 31,
	2024	2023
Statutory federal income tax rate	21%	21%
Permanent differences	(1)%	0%
Deferred adjustment	(4)%	(5)%
State income tax expense	0%	0%
Change in valuation allowance	(16)%	(16)%
Effective income tax rate	0%	0%

The components of the Company’s deferred tax asset and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets (liabilities)
Net operating loss carry forwards	$6,911,000	$7,394,000
Amortization	1,426,000	1,025,000
Depreciation	23,000	28,000
Capitalized research and development	611,000	290,000
Share-based compensation	119,000	232,000
Other temporary differences	54,000	46,000
Total deferred tax assets	9,144,000	9,015,000
Depreciation	-	-
Total deferred tax liabilities	-	-
Valuation allowance	(9,144,000)	(9,015,000)
Net deferred tax assets	$-	$-

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

As of December 31, 2024, the Company had U.S. federal net operating loss carryforwards of approximately $32,910,800. The federal net operating loss carryforwards generated through December 31, 2018 of $12,402,700 will expire in 2025 through 2038, while $20,508,100 of federal net operating loss carryforwards generated in post December 31, 2017 or later do not expire due to the provisions in the Tax Cuts and Jobs Act, but may only offset 80% of taxable income in periods of future utilization. The state net operating loss carryovers has been immaterial.

The Company files returns with the U.S. federal government, and various state jurisdictions. The Company’s returns have been, and could in the future, subject to examination which may, or may not, have an impact to the financial statements.

11. Net Loss per Common Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	For the Year Ended December 31,
	2024	2023
Net loss attributable to common stockholders, basic and diluted	$(14,863,161)	$(13,770,549)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	9,503,618	4,098,109
Net loss per share attributable to common stockholders, basic and diluted	$(1.56)	$(3.36)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	For the Year Ended December 31,
	2024	2023
Option and RSUs to purchase common stock	97,163	961,638
Special Stock Award	1,752,500	-
Warrants to purchase common stock	1,915,844	900,478
Convertible notes to purchase common stock	2,517,211	2,197,573
Total potential shares	6,282,718	4,059,689

12. Related Party Transactions

During the years ended December 31, 2024 and 2023, other than disclosed elsewhere, the Company had the following material related party and related party transactions:

Related Party

Controlling shareholders

Taiwan Carbon Nano Technology Corporation (the “TCNT”) is the controlling shareholder of the Company through its controlling interests in Ainos KY who is an immediate controlling shareholder of the Company as of December 31, 2024. The Company acquired the POCT intellectual properties from Ainos KY. TCNT manufactures COVID-19 antigen test kits sold by the Company and has a product development agreement with the Company. The Company relies on TCNT to manufacture or develop POCT products and has a concentration risk on the sole supplier.

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

The Company incurred costs associated with manufacturing COVID-19 Antigen Rapid Test Kits by TCNT pursuant to the Sales and Marketing Agreement, totaling nil and $46,635 for the years ended December 31, 2024 and 2023, respectively.

Due to the expiration of EUA to TCNT, excess materials, supplies and mode purchased by TCNT were sold back to the Company. As a result, the Company absorbed $33,002 of losses which was recorded in the cost of revenues of 2023.

Manufacturing Service Agreement with TCNT for the VELDONA Pet Supplements

On August 28, 2023, the Company entered into a manufacturing service agreement with TCNT, together with another third-party vendor, to manufacture pet supplement products. The Company incurred costs totaling nil and $38,860 for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, the accounts payable to TCNT for the above two products were nil and $323, respectively.

Product Development Agreement with TCNT

Pursuant to a five-year Product Development Agreement (the “Product Development Agreement”) with TCNT, effective August 1, 2021, the development expenses incurred were $413,324 and $368,372 for the years ended December 31, 2024 and 2023, respectively.

On January 9, 2024, the Company and TCNT entered into an addendum to the Product Development Agreement (the “Addendum Agreement”) in connection with the scope of co-development and certain terms. For products defined in the Addendum agreement, TCNT will provide facilities, equipment, mass production process technology, ISO9001 and ISO13485 related management, as well as mass production support. The procurement of parts and raw materials, rental fees, and utility expenses are excluded. The Company paid a total fee of NT$5 million (approximately USD$162,840) for a five-years development commencing from January 2024. The Company prepaid the full amount of the fee on January 10, 2024 at TCNT’s request.

As part of the Second Addendum Agreement entered on July 8, 2024, TCNT provided non-exclusive use of certain patents related to VOC and POCT technologies for a monthly fee of $95,000 (plus 5% indirect tax), with negotiable payment terms for extend another three months from July 2024 to September 2024.

As part of the Third Addendum Agreement entered into on October 16, 2024 the Company entered an Addendum Agreement with TCNT. TCNT will provide exclusive use of certain patents related to VOC, POCT and nitrogen-oxygen separation machine technologies for a monthly fee of $50,000 (plus 5% indirect tax) for twelve months from October 16, 2024, with negotiable payment terms.

As of December 31, 2024, the Company has paid $1,005,000 (plus 5% indirect tax) of license fee to TCNT.

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

Product sales

COVID-19 Antigen Rapid Test Kits Sales

The Company sold COVID-19 Antigen Rapid Test Kits to ASE’s affiliates, totaling nil and $33,388 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the accounts receivable was nil.

Miscellaneous

On April 26, 2023, the Company issued a total of 12,231 shares of common stock to Ting-Chuan Lee, a director of the Company, pursuant to a purchase and sale agreement relating to the Company’s acquisition of a vehicle. The purchase price was in the amount of $48,559.

The Company engaged Ms. Chien-Hsuan Huang as a medical device development consultant in September 2022 for one year. Ms. Huang is the spouse of one of the members of the board of directors of the Company. The R&D expense was nil and $51,143 for the years ended December 31, 2024 and 2023, respectively.

13. Commitments and Contingencies

The Company operates in an industry characterized by extensive patent litigation. Competitors may claim that the Company’s products infringe upon their intellectual property. Resolution of patent litigation or other intellectual property claims is typically time consuming and costly and can result in significant damage awards and injunctions that could prevent the manufacture and sale of the affected products or require the Company to make significant royalty payments in order to continue selling the affected products. As of December 31, 2024, there were no such commitments or contingencies.

The Company has entered into agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. As of December 31, 2024, there is no purchase obligations exclude agreements that are cancellable at any time without penalty.

The company record for the cash received in advance $106,329 as contract liabilities from distribution channels, the company will expect to realize the revenue in the first quarter of year 2025, however, there can be adjusted due to the company’s strategy.

14. Subsequent Events

Nasdaq Deficiency Notice

On January 17, 2025 the company received written notification (the “Written Notification”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) that the Company is eligible for a 180-day extension to regain compliance with the $1.00 minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) (the “Rule”).

As previously reported, on July 15, 2024, the Company received a deficiency letter from the Nasdaq notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to the Rule and the Company had been given 180 calendar days, or until January 13, 2025, to regain compliance with the Rule. Pursuant to the Written Notification, the Company now has until July 14, 2025 to meet the minimum bid price requirement.

The Written Notification has no immediate effect on the listing or trading of the Company’s shares, which will continue to trade on the Nasdaq Capital Market.

