Form 10-Q
period 2025-03-31
Ainos, Inc.
filed 2025-05-14
CIK 1014763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

20,764,225 shares of common stock, par value $0.01 per share, outstanding as of May 14, 2025

AINOS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Ainos, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,628,286	$3,892,919
Accounts receivable	91	56
Inventory, net	141,831	143,756
Other current assets	280,784	301,077
Total current assets	3,050,992	4,337,808
Intangible assets, net	22,633,161	23,748,328
Property and equipment, net	494,387	559,645
Other assets	174,536	174,418
Total assets	$26,353,076	$28,820,199

Liabilities and Stockholders’ Equity
Current liabilities:
Contract liabilities	$-	$106,329
Convertible notes payable (including amounts of related party of nil and $2,000,000 as of March 31, 2025, and December 31, 2024, respectively)	1,000,000	3,000,000
Accrued expenses and others current liabilities	523,467	848,615
Total current liabilities	1,523,467	3,954,944
Convertible notes payable - noncurrent (including amounts of related party of $11,000,000 and $9,000,000 as of March 31,2025 and December 31, 2024, respectively)	11,000,000	9,000,000
Other long-term liabilities	707,957	348,945
Total liabilities	13,231,424	13,303,889
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized as of March 31, 2025, and December 31, 2024, 17,215,164 and 15,427,385 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	172,152	154,274
Additional paid-in capital	69,435,008	68,520,881
Accumulated deficit	(56,035,338)	(52,749,316)
Accumulated other comprehensive loss - translation adjustment	(450,170)	(409,529)
Total stockholders’ equity	13,121,652	15,516,310
Total liabilities and stockholders’ equity	$26,353,076	$28,820,199

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31,
	2025	2024

Revenues	$106,207	$20,729
Cost of revenues	(18,233)	(26,754)
Gross profit (loss)	87,974	(6,025)
Operating expenses:
Research and development expenses (including amounts of related party of $246,260 and $375,193 for the three months ended March 31, 2025, and 2024, respectively)	1,724,084	2,084,648
Selling, general and administrative expenses	1,526,761	1,029,418
Total operating expenses	3,250,845	3,114,066
Loss from operations	(3,162,871)	(3,120,091)

Non-operating (expenses) income, net:
Interest expense	(180,445)	(48,696)
Issuance cost of senior secured convertible note measured at fair value	-	(138,992)
Fair value change for senior secured convertible note	-	(31,568)
Other income, net	57,294	24,537
Total non-operating expenses, net	(123,151)	(194,719)

Net loss before income taxes	(3,286,022)	(3,314,810)
Provision for income taxes	-	-
Net loss	$(3,286,022)	$(3,314,810)
Net loss per common share - basic and diluted	$(0.21)	$(0.57)
Weighted-average shares used in computing net loss per common share-basic and diluted	15,863,060	5,771,283

See accompanying notes to condensed financial statements.

4

Ainos, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2025	2024

Net loss	$(3,286,022)	$(3,314,810)
Other comprehensive loss:
Translation adjustment	(40,641)	(65,269)
Comprehensive loss	$(3,326,663)	$(3,380,079)

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended March 31, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock		Common Stock - to be issued		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	-	$-	15,427,385	$154,274	-	$-	$68,520,881	$(52,749,316)	$(409,529)	$15,516,310
Issuance of stock to settle vested RSUs	-	-	5,872	59	-	-	(59)	-	-	-
Issuance of stock to special stock award	-	-	1,752,500	17,525	-	-	844,705	-	-	862,230
Issuance of common stock from at the market offering	-	-	29,407	294	-	-	14,311	-	-	14,605
Share-based compensation	-	-	-	-	-	-	55,170	-	-	55,170
Net loss	-	-	-	-	-	-	-	(3,286,022)	-	(3,286,022)
Translation adjustment	-	-	-	-	-	-	-	-	(40,641)	(40,641)
Balance at March 31, 2025	-	$-	17,215,164	$172,152	-	$-	$69,435,008	$(56,035,338)	$(450,170)	$13,121,652

Balance at December 31, 2023	-	$-	4,677,787	$46,778	162,337	$1,623	$62,555,808	$(37,886,155)	$(270,473)	$24,447,581
Conversion of senior secured convertible note payable to common stock	-	-	1,332,755	13,327	(162,337)	(1,623)	1,176,726	-	-	1,188,430
Issuance of stock to settle vested RSUs	-	-	133,964	1,340	270	3	(1,343)	-	-	-
Related party used computer equipment	-	-	-	-	-	-	(4,428)	-	-	(4,428)
Warrants issued in connection with senior secured convertible note payable	-	-	-	-	-	-	1,586	-	-	1,586
Share-based compensation	-	-	-	-	-	-	425,703	-	-	425,703
Net loss	-	-	-	-	-	-	-	(3,314,810)	-	(3,314,810)
Translation adjustment	-	-	-	-	-	-	-	-	(65,269)	(65,269)
Balance at March 31, 2024	-	$-	6,144,506	$61,445	270	$3	$64,154,052	$(41,200,965)	$(335,742)	$22,678,793

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,286,022)	$(3,314,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,177,270	1,201,109
Share-based compensation expense	55,170	425,703
Stock issued for special stock bonus	862,230	-
Issuance cost of senior secured convertible note measured at fair value	-	138,992
Change in fair value of senior secured convertible note measured at fair value	-	31,568
Changes in operating assets and liabilities:
Accounts receivable	(35)	(3,717)
Inventory	1,925	(2,062)
Other current assets	20,293	114,913
Accrued expenses and other current and long-term liabilities	(55,409)	(86,443)
Net cash used in operating activities	(1,224,578)	(1,494,747)
Cash flows from investing activities:
Purchase of property and equipment	(33,640)	(4,428)
Decrease (increase) in refundable deposits and other assets	13,053	(106,852)
Net cash used in investing activities	(20,587)	(111,280)
Cash flows from financing activities:
Proceeds from senior secured convertible notes payable	-	875,000
Proceeds from at the market offering, net of issuance costs	14,605	-
Payments of issuance cost of senior secured convertible note measured at fair value	-	(97,500)
Net cash provided by financing activities	14,605	777,500
Effect from foreign currency exchange	(34,073)	(26,202)
Net decrease in cash and cash equivalents	(1,264,633)	(854,729)
Cash and cash equivalents at beginning of period	3,892,919	1,885,628
Cash and cash equivalents at end of period	$2,628,286	$1,030,899

Noncash financing and investing activities
Conversion of senior secured convertible notes to common stock	$-	$1,188,430

See accompanying notes to the condensed financial statements.

Ainos, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Description of Business

Organization and Business

Ainos, Inc. (the “Company”), incorporated in the State of Texas in 1984, is an AI-driven healthcare and technology company pioneering scent digitization, AI-powered diagnostics, and novel therapeutics. We develop VELDONA, an oral low-dose interferon therapy targeting rare diseases, autoimmune diseases, infectious diseases, and animal health. We also develop an AI Nose technology that aims to digitize scent into Smell IDs, enabling applications in robotics, smart manufacturing, and healthcare. We are advancing commercialization primarily through strategic partnerships.

We have historically involved in the research and development of therapeutics based on VELDONA. Building on our research and development on VELDONA since inception, we are commercializing a suite of VELDONA-based product candidates. Our priority pipeline includes drug candidates for treating oral warts for human immunodeficiency virus (HIV) seropositive patients, Sjögren’s syndrome, and feline chronic gingivostomatitis (FCGS), a cat oral infection.

In 2021 and 2022, we acquired certain types of intellectual property from a controlling shareholder, Ainos Inc., a Cayman Island corporation (“Ainos KY”), to expand product portfolio into AI Nose technology and POCTs aimed to provide connected, rapid, and convenient testing for a broad range of health conditions. Pivoted from the sales of COVID-19 POCT, we aim to commercialize POCTs that detect volatile organic compounds (the “VOC”) emitted by the body, powered by our AI Nose technology platform. In 2024, we licensed certain patents and patent applications from Taiwan Carbon Nano Technology Corporation (“TCNT”), a controlling shareholder, to further expand our intellectual properties on our VOC and POCT technologies.

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

As of March 31, 2025, the Company sold an aggregate of 29,407 shares of the Company’s common stock under the ATM facility, and received $14,605 in net proceeds, after deducting commissions and expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited financial statements as of and for the year ended December 31, 2024 contained in the Annual Report on Form 10-K filed with the SEC on March 7, 2025.

In the opinion of management, the accompanying condensed financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2025, or any other period.

There have been no material changes to the Company’s significant accounting policies as described in the audited financial statements as of December 31, 2024.

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

Liquidity

As of March 31, 2025, the Company had cash and cash equivalents of $2,628,286. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

On May 31, 2024, the Company entered into an At The Market Offering Agreement, or sales agreement, with H.C. Wainwright & Co., LLC or Wainwright, pursuant to which the Company may issue and sell, from time to time, shares of its common stock, the aggregate market value of Shares eligible for sale in the Offering and under the ATM Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. The prospectus supplement filed with the SEC on July 11, 2024, is offering Shares having an aggregate offering price of $1,840,350. As of March 31, 2025, the Company sold 29,407 shares of common stock under At The Market Offering Agreement, resulting in net proceeds of approximately $14,605.

For the three months ended March 31, 2025, the Company generated a net loss of $3,286,022. The Company expects to continue incurring development expenses for the next twelve months as the Company advances our product development plans.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and has an accumulated deficit as of March 31, 2025 of $56,035,338 and expects to incur additional losses and negative operating cash flows for at least the next twelve months. The Company’s ability to meet its obligations is dependent upon its ability to generate sufficient cash flows from operations and future financing transactions. Although management expects the Company will continue as a going concern, there is no assurance that management’s plans will be successful since the availability and amount of such funding is not certain. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Impairment of Intangible Assets

The Company reviews its definite-lived intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the carrying value of the asset or asset group. If impairment exists, the assets are written down to their estimated fair value. No impairment of definite-lived intangible and long-lived assets was recorded for the three months ended March 31, 2025 and 2024.

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

Recent Accounting Pronouncements Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed financial statements.

Accounting Standards Issued but Not Yet Adopted

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

3. Cash and Cash Equivalents

As of March 31, 2025 and December 31, 2024, cash and cash equivalents consisted of cash on hand and cash in bank which is potentially subject to concentration of credit risk. Such balance is maintained at financial institutions that management determines to be of high-credit quality. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation in the U.S.A or Central Deposit Insurance Corporation in Taiwan up to certain limits. At times, such deposits may be in excess of the insurance limit. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of March 31, 2025 and December 31, 2024, the Company had approximately $226,600 and $212,400 in excess of FDIC insured limits, respectively. The Company maintains cash in state-owned banks in Taiwan. In Taiwan, the insurance coverage of each bank is NTD$3,000,000 (approximately USD$90,350). As of March 31, 2025 and December 31, 2024, the Company had $2,025,800 and $3,311,000 cash in excess of the insured amount, respectively. The Company has not experienced any losses in such accounts.

4. Inventory

Inventory stated at cost, net of reserve, consisted of the following:

	March 31,	December 31,
	2025	2024
Raw materials	$73,928	$74,875
Work in process	1,116	1,131
Finished goods	66,787	67,750
Total	$141,831	$143,756

Inventory write-downs to estimated net realizable values were nil for the three months ended March 31, 2025, and the three months ended March 31, 2024.

5. Convertible Notes Payable and Other Notes Payable

As of March 31, 2025 and December 31, 2024, the respective notes payable were as follows:

	March 31, 2025	December 31, 2024
March 2025 Convertible Notes, related party –noncurrent (ASE Note)	$2,000,000	$-
March 2025 Convertible Notes, related party –current (ASE Note)	-	2,000,000
March 2025 Convertible Notes –current (Lee Note)	1,000,000	1,000,000
May 2027 Convertible Notes, related party – noncurrent (ASE Note)	9,000,000	9,000,000
	$12,000,000	$12,000,000

May 2027 Convertible Notes and Warrant Purchase Agreement

On May 3, 2024, The Company entered into Convertible Note and Warrant Purchase Agreement with the ASE Test, Inc. (“ASE”), a shareholder of Ainos KY, for the issuance of convertible promissory notes with 6% compound interest in the aggregate principal amount of $9,000,000 (collectively the “Notes”) convertible into shares of common stock, par value $0.01 per share, of the Company, payable three (3) years from May 3, 2024 as well as the issuance of warrants for the purchase of up to 500,000 shares of common stock at a price per share of $4.50, exercisable until May 3, 2029. As of March 31, 2025, the Company received the full amount of the payment.

March 2025 Convertible Notes

On March 13, 2023, the Company entered into two convertible promissory note purchase agreements pursuant to Regulation S of the Securities Act of 1933, as amended, in the total principal amount of $3,000,000 with the following investors (the “March 2025 Convertible Notes” or “Notes”).

Convertible Note Issued to ASE Test, Inc. (the “ASE Note”)

Pursuant to the one of the aforementioned agreements, ASE Test, Inc., a shareholder of Ainos KY, committed to pay a total aggregate amount of $2,000,000 to the Company in exchange for convertible promissory note(s) in three tranches in the amounts of $1,000,000 (the “First Tranche”), $500,000 (the “Second Tranche”), and $500,000 (the “Third Tranche”) conditioned, among other things, on the Company achieving certain business milestones. As of March 31, 2025, the Company received the full amount of the payment.

On March 10, 2025, the Company entered into an amendment to the Convertible Note (the “Convertible Note Amendment”) with ASE Test to (1) extend the maturity date to March 12, 2027, and (2) change the conversion price from $7.50 per share (adjusted for the 1-for-5 reverse stock split of the Company’s common stock on December 14, 2023) to a price of the lower of (a) $7.50 per share and (b) the higher of (x) the average closing price per share of Common Stock for the period of thirty (30) trading days prior to the day when the noteholder exercises the conversion right or (y) $4.50.

Convertible Note Issued to Li-Kuo Lee (the “Lee Note”)

The Company issued a convertible note in the principal amount of $1,000,000 to an unrelated party, Li-Kuo Lee, in exchange of $1,000,000 in cash. As of March 31, 2025, the Company received the full amount of the payment.

On March 12, 2025, the Company entered into an amendment to the Convertible Note (the “Convertible Note Amendment”) with Li-Kuo Lee to extend the maturity date to May 13, 2025.

The March 2025 Convertible Notes bearing interest at the rate of 6% compounded interest per annum. At any time after the issuance and before the maturity date, the Notes are convertible into the common stock of the Company at the conversion price from $4.50 to $7.50 per share, subject to anti-dilutive adjustment as set forth in the Notes. Unless previously converted, the Company shall repay the outstanding principal amount plus all accrued and unpaid interest on the maturity date. The Notes shall be an unsecured general obligation of the Company.

The total interest expense of convertible notes payable, other notes payable, March 2025 Convertible Notes and May 2027 Convertible Notes for the three months ended March 31, 2025 was $180,229 compared with the same period in year 2024 was $46,386. As of March 31, 2025 and December 31, 2024, the unpaid accrued interest expense was $831,497 and $651,268, respectively.

6. Stockholders’ Equity

Preferred Stock

The Company increased authorized shares of preferred stock from 10,000,000 shares to 50,000,000 shares upon the filing of an amendment to the Company’s Certificate of Formation with the Secretary of State of Texas on November 27, 2023. No shares of preferred stock were issued and outstanding as of March 31, 2025 and December 31, 2024.

Common Stock

During the three months ended March 31, 2025, the Company issued an additional 1,787,779 shares of common stock as a result of delivering 5,872 shares to settle vested RSUs, 1,752,500 shares to settle for Special Stock Award, 29,407 shares to settle for ATM transaction. As of March 31, 2025, there were 17,215,164 shares of common stock legally issued and outstanding.

Warrants

As of March 31, 2025 and December 31, 2024, warrants issued and outstanding in connection with financing are summarized as below:

	March 31,	December 31,
(In number of shares)	2025	2024
Lind Warrant with exercise price from $2.16 to $4.50	1,201,944	1,201,944
Public warrant with exercise price of $21.25	179,400	179,400
Representative’s warrant with exercise price of $23.375	7,800	7,800
Placement agent warrant with exercise price of $8.25	20,666	20,666
ASE Warrant with exercise price of $4.50	500,000	500,000
Total	1,909,810	1,909,810

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

As of March 31, 2025, none of the warrants have been exercised nor have expired.

7. Revenue

Revenue is recognized upon shipment of products based upon contractually stated pricing at standard payment terms within 30 to 60 days. The revenue generated by product sales is recognized at point in time.

The Company generated revenue from sales of VELDONA Pet supplements in the Taiwan market through on-line platforms that were recognized after the expiration of right of return which was offered for a limited time. Revenue from sales through off-line distribution channels was recognized based on the amount of consideration that we expected to receive, reduced by estimates for return allowances, promotional discounts, and fees.

Nil and $106,329 of contract liabilities were recorded for the cash received in advance from customers as of March 31, 2025 and December 31, 2024, respectively.

The Company recognized the revenue from sales of VOC sensing products related to NISD co-development during the three months ended March 31, 2025 and 2024 that was included in the contract liability balance at the beginning of each period were $105,942 and nil, offset by exchange rate fluctuation, respectively.

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

8. Share-Based Compensation

2023 Stock Incentive Plan

The Company effectuated an amendment to its 2021 Stock Incentive Plan, now restated as the Company 2023 Stock Incentive Plan (the “2023 SIP” or “Plan”) which includes, among other things, a change in the number of reserved shares under the Plan. Under the 2023 SIP, subject to a change in capital structure or a change in control, the aggregate number of shares which may be issued or transferred pursuant to awards under the Plan will be equal to up to twenty percent (20%) of shares of outstanding common stock of the Company existing as of December 31st of the previous calendar year (the “Plan Share Reserve”). Upon the effectiveness of the 2023 SIP on June 14, 2023, the aggregate number of shares which may be issued pursuant to awards under the Plan is 871,075 shares of common stock, including shares that remained available for grant under the 2021 Stock Incentive Plan. On July 19, 2024, the Company filed Form S-8 to increase the aggregate number of shares may be issued to 946,432 shares of common stock including shares that remained available for grant under the 2021 Stock Incentive Plan. As of March 31, 2025, 1,816,632 shares have been granted under the 2023 SIP

2021 Stock Incentive Plan

On September 28, 2021, the Company’s board of directors, and on May 16, 2022, its shareholders approved the 2021 Stock Incentive Plan (the “2021 SIP”). During the period from January 1, 2023 up to the date that the prior plan was superseded by the 2023 SIP, no shares were granted under the 2021 SIP.

2021 Employee Stock Purchase Plan

On September 28, 2021, the Company’s board of directors, and on May 16, 2022, its shareholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). A total of 10,000 shares of common stock have made available for issuance under the ESPP. During the period from January 1, 2024 up to the date that the prior plan was superseded by the 2023 SIP, no shares were granted under the 2021 ESPP.

Restricted Stock Units (“RSUs”)

RSUs entitle the recipient to be paid out an equal number of common stock shares upon vesting. The fair value of RSUs is based on market price of the underlying stock on the date of grant. A summary of the Company’s RSUs activity and related information for the three months ended March 31, 2025 and for the three months ended March 31, 2024 were as follows:

	2025		2024
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance at January 1	89,831	$5.51	954,306	$4.39
RSUs granted	-	$-	-	$-
RSUs vested	*(5,870)	$55.50	(133,964)	$5.74
RSUs forfeited	-	$-	(5,950)	$3.46
Unvested balance at March 31	83,961	$2.01	814,392	$4.18

*	There are 2 shares difference due to previous reverse stock split.

Stock Options and Warrants

During the three months ended March 31, 2025 and 2024, no shares were granted, forfeited, expired or exercised. As of March 31, 2025, there were 7,332 shares in the form of stock options and 6,034 shares in the form of warrants outstanding, and 7,332 shares of the options and 6,034 shares of the warrants are vested and exercisable.

Share-Based Compensation Expense

Shared-based compensation expense for the three months ended March 31, 2025 was $55,170 compared to the three months ended March 31, 2024 amount of $425,703.

As of March 31, 2025, the total unrecognized compensation cost related to outstanding RSUs, stock options and warrants was $74,799, which the Company expects to recognize over a weighted-average period of 1.30 years.

9. Income Taxes

The Company did not record a federal, state, or foreign income tax provision or benefit for the three months ended March 31, 2025 and 2024 due to the expected loss before income taxes to be incurred for the years ended December 31, 2025 and 2024, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets due to its historical deficit.

10. Net Loss per Common Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2025	2024
Net loss attributable to common stockholders, basic and diluted	$(3,286,022)	$(3,314,810)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	15,863,060	5,771,283
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.57)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Option and RSUs to purchase common stock	91,293	821,724
Warrants to purchase common stock	1,915,844	1,415,844
Convertible notes to purchase common stock	2,751,209	3,016,653
Total potential shares	4,758,346	5,254,221

11. Related Party Transactions

The following is a summary of related party transactions that met our disclosure threshold:

Working Capital Advances

The proceeds of the KY Note and ASE Note (see Note 5) were used for working capital advances. The total interest expense incurred in related to the notes for the three months ended March 31, 2025 were $164,348 compared to $31,078, for the three months ended March 31, 2024. As of March 31, 2025 and December 31, 2024, unpaid accrued interest expenses were $704,387 and $540,039, respectively.

The company paid off the KY Note during the years 2023 and 2024.

Purchase and Sales

Ainos COVID-19 Test Kits Sales and Marketing Agreement with Ainos KY

On June 14, 2021, the Company entered into an exclusive agreement with Ainos KY to serve as the master sales and marketing agent for the Ainos COVID-19 Antigen Rapid Test Kit and COVID-19 Nucleic Acid Test Kit which were developed and manufactured by Taiwan Carbon Nano Technology Corporation (the “TCNT”), a controlling shareholder of Ainos KY (the “Sales and Marketing Agreement”). On June 7, 2021, the Taiwan Food and Drug Administration (the “TFDA”) approved emergency use authorization (the “EUA”) to TCNT for the Ainos COVID-19 Antigen Rapid Test Kit sold and marketed under the “Ainos” brand in Taiwan. On June 21, 2022, the Company began marketing the Ainos SARS-CoV-2 Antigen Rapid Self-Test (together with Ainos COVID-19 Antigen Rapid Test Kit, the “COVID-19 Antigen Rapid Test Kits”) under a separate EUA issued by the TFDA to TCNT on June 13, 2022, the company ceased the sale of the Ainos COVID-19 antigen rapid test kits in the first quarter of 2024.

Product Co-development Agreement

Pursuant to a five-year Product Co-development Agreement effective on August 1, 2021 (the “Product Co-Development Agreement”) with TCNT, the development expenses incurred were $96,695 for the three months ended March 31,2025, compared to $90,594 for the three months ended March 31, 2024. The fee for non-exclusive use of patents were $149,566 and $ 284,599 for the three months ended March 31, 2025 and 2024, respectively. Advance payment $111,279 and $ 120,869 as of March 31, 2025 and December 31, 2024, respectively.

12. Commitments and Contingencies

The Company operates in an industry characterized by extensive patent litigation. Competitors may claim that the Company’s products infringe upon their intellectual property. Resolution of patent litigation or other intellectual property claims is typically time consuming and costly and can result in significant damage awards and injunctions that could prevent the manufacture and sale of the affected products or require the Company to make significant royalty payments in order to continue selling the affected products. As of March 31, 2025, there were no such commitments or contingencies.

13. Subsequent Events

On April 30, 2025, the Company has repaid Mr. Lee the convertible notes payable in the principal amount $1,000,000 (see Note 5) with accrued interest of $132,650, aggregate amount $1,132,650.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unaudited condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Form 10-K for the period ended December 31, 2024 (the “2024 Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1A. Risk Factors” in our 2024 Annual Report, “Part II. Item 1A. Risk Factors” in this Quarterly Report, and elsewhere in this Quarterly Report, that could cause actual results to differ materially from historical results or anticipated results.

When used in this Quarterly Report, all references to “Ainos,” the “Company,” “we,” “our” and “us” refer Ainos, Inc.

Overview

Ainos, Inc. (the “Company”), incorporated in the State of Texas in 1984, is an AI-driven healthcare and technology company pioneering scent digitization, AI-powered diagnostics, and novel therapeutics. We develop VELDONA, an oral low-dose interferon therapy targeting rare diseases, autoimmune diseases, infectious diseases, and animal health. We also develop an AI Nose technology that aims to digitize scent into Smell IDs, enabling robotics, smart manufacturing, and healthcare. We are advancing commercialization primarily through strategic partnerships. In robotics, we have established a strategic partnership with a Japanese robot developer.

We have historically involved in the research and development of therapeutics based on VELDONA. Building on our research and development on VELDONA since inception, we focus on commercializing a suite of VELDONA-based product candidates. Our priority pipeline includes drug candidates for treating oral warts for human immunodeficiency virus (HIV) seropositive patients, Sjögren’s syndrome, and feline chronic gingivostomatitis (FCGS), a cat oral infection.

In 2021 and 2022, we acquired certain intellectual properties from a controlling shareholder, Ainos Inc., a Cayman Island corporation (“Ainos KY”), to expand product portfolio into AI Nose technology and POCTs aimed to provide connected, rapid, and convenient testing for a broad range of health conditions. Pivoted from the sales of COVID-19 POCT, we aim to commercialize POCTs that detect volatile organic compounds (the “VOC”) emitted by the body, powered by our AI Nose technology platform. In 2024, we licensed certain patents and patent applications from Taiwan Carbon Nano Technology Corporation (“TCNT”), a controlling shareholder, to further expand our intellectual properties on our VOC and POCT technologies.

While our AI Nose technology was initially developed for healthcare applications, we are actively expanding its use into other sectors, including robotics and industrial environments. In March 2025, we formed a strategic partnership with ugo, Inc., a leading Japanese service robot developer, to integrate AI Nose into ugo’s autonomous robotic platform. We believe this collaboration represents a significant milestone in our strategy to digitize scent and pioneer what we believe to be the world’s first smell-enabled robots. We believe this integration has the potential to unlock new functionality in industrial safety, healthcare, security and inspection.

Our Pipeline

An integral part of our operating strategy is to create multiple revenue streams through sales of commercially ready products, out-licensing or forming strategic relationships to develop and commercialize our products. As of March 31, 2025, we have commercialized the following products:

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

From time to time, we assess our development plan based on available resources and market dynamics. Our current pipeline of the products, which are under development, includes the following:

●	VELDONA human drugs. Our programs include oral warts for human immunodeficiency virus (HIV) seropositive patients, Sjögren’s syndrome common cold, influenza, and treatment for mild COVID-19 symptoms. Except for COVID-19, we have conducted Phase 2 studies for these programs. The United States Food and Drug Administration (the “U.S. FDA”) have granted orphan drug designation for our VELDONA formulation as a potential treatment for oral warts in HIV-seropositive patients.

●	AI Nose – NISD co-development. We are co-developing a VOC sensing platform with Nisshinbo Micro Devices Inc. (“NISD”) and Taiwan Inabata Sangyo Co. (“Taiwan Inabata”). The co-development aims to target applications including telehealth, automotive, industrial, and environmental safety.

●	AI Nose – industrial and robotics application. Our goal is to expand AI Nose applications into industrial applications. We are partnering with a Japanese service robot developer to integrate AI Nose into robots. We are also working with a semiconductor packaging and testing company to deploy AI Nose in semiconductor manufacturing setting.

●	VOC POCT – Ainos Flora. Ainos Flora, powered by AI Nose, is intended to perform a non-invasive test for female vaginal health and certain common STIs within a few minutes. A companion app is also being developed that aims to enable users to conveniently manage test results. We believe Ainos Flora can provide connected, convenient, discreet, rapid testing in a point-of-care setting. We are conducting clinical study in Taiwan and exploring strategic opportunities to commercialize the product.

●	VOC POCT – Ainos Pen. The device is intended to be a cloud-connected, multi-purpose, portable breath analyzer that is intended to monitor health conditions within minutes, powered by AI Nose. We expect consumers to be empowered to share test results with their physicians through in-person and telehealth medical consultations.

●	VOC POCT – CHS430. The CHS430 device, powered by AI Nose, is intended to provide non-invasive testing for ventilator-associated pneumonia within few minutes, as compared to current standard of care invasive culture tests that typically take more than two days to provide results.

●	Synthetic RNA (“SRNA”). We are in early-stage development of a SRNA technology platform with a long-term goal of developing next-generating precision treatments and rapid tests.

An integral part of our operating strategy is to create multiple revenue streams through commercializing our product portfolio, forming strategic partnerships and leveraging our intellectual property patents. Our near-term development plans encompass advancing AI Nose partnerships and our lead POCT candidate, Ainos Flora. At the same time, we will advance clinical studies and actively pursue the out-licensing of VELDONA pipeline.

As of March 31, 2025, we had available cash and cash equivalents of $2,628,286. We anticipate business revenues and further potential financial support from external sources to fund our operations over the next twelve months. We have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” for additional information. To finance our continuing operations, we will need to raise additional capital, which cannot be assured.

Results of Operations for Quarter Ended March 31, 2025 (“Q1 2025”) and March 31, 2024 (“Q1 2024”):

	Three months ended March 31,		Change
	2025	2024	Amount	%

Revenues	$106,207	$20,729	$85,478	412%
Cost of revenues	(18,233)	(26,754)	8,521	(32)%
Gross profit (loss)	87,974	(6,025)	93,999	(1,560)%
Operating expenses:
Research and development expenses	1,724,084	2,084,648	(360,564)	(17)%
Selling, general and administrative expenses	1,526,761	1,029,418	497,343	48%
Total operating expenses	3,250,845	3,114,066	136,779	4%
Loss from operations	(3,162,871)	(3,120,091)	(42,780)	1%

Non-operating (expenses) income, net:
Interest expense	(180,445)	(48,696)	(131,749)	271%
Issuance cost of senior secured convertible note measured at fair value	-	(138,992)	138,992	(100)%
Fair value change for senior secured convertible note	-	(31,568)	31,568	(100)%
Other income, net	57,294	24,537	32,757	134%
Total non-operating expenses, net	(123,151)	(194,719)	71,568	(37)%

Net loss before income taxes	(3,286,022)	(3,314,810)	28,788	(1)%
Provision for income taxes	-	-	-
Net loss	$(3,286,022)	$(3,314,810)	$28,788	(1)%

Revenues, Cost and Gross Loss

The Company reported $106,207 and $20,729 in revenue in Q1 2025 and Q1 2024, respectively, from product sales of VELDONA pet supplements in Taiwan and VOC sensing products related to NISD co-development. The increase in revenue was due to realization of $105,942 in revenues from sales of VOC sensing products related to NISD co-development.

The cost of revenue related to product sales in Q1 2025 was $18,233 compared to $26,754 in Q1 2024. The decrease in cost of revenue was due to the difference product compositions.

The share-based compensation expense and the depreciation expense for manufacturing in Q1 2025 and Q1 2024 were nil and $4,516, respectively. When excluding these non-cash cost, cost of revenue decreased to $18,233 in Q1 2025 compared to $22,238 in Q1 2024.

Gross profit from product sales in Q1 2025 was $87,974 as compared to $6,025 gross loss from product sales in Q1 2024. The increase in gross profit was due to difference product compositions.

When excluding these non-cash costs, gross profit were $87,974 in Q1 2025 compared to $1,509 gross loss in Q1 2024.

Research and Development (R&D) Expenses

R&D expenses in Q1 2025 and Q1 2024 were $1,724,084 and $2,084,648, respectively. The decrease of $360,564 (17%) was due to decreased expenses associated with clinical trial fees, co-research for technology and product and staffing expenditures (including share-based compensation). We expect that our R&D expenses related to clinical trials will continue to grow as we further develop AI Nose, VOC POCT and VELDONA drug candidates.

The share-based compensation expense and the depreciation and amortization expense in Q1 2025 and Q1 2024 were $1,192,870 and $1,284,343, respectively. When excluding these non-cash expenses, R&D expenses decreased to $531,214 in Q1 2025 from $800,305 in Q1 2024.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $1,526,761 and $1,029,418 in Q1 2025 and Q1 2024, respectively, reflecting an increase of $497,343 (48%) due to a significant increase in share-based compensation offset by a decrease in professional expenses.

The share-based compensation expense and the depreciation and amortization expense in Q1 2025 and Q1 2024 were $901,800 and $337,953 respectively. When excluding these non-cash expenses, SG&A expenses decreased to $624,961 in Q1 2025 compared to $691,465 in Q1 2024.

Operating Loss

The Company’s operating loss was $3,162,871 and $3,120,091 in Q1 2025 and Q1 2024, respectively, reflecting a $42,780 (1%) increase in operating loss between the reporting periods. We continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Interest Expense and Issuance Cost of Convertible Note

In Q1 2025, interest expense was $180,445 compared to $48,696 in Q1 2024. The increase in interest expense was due to accrued interest for convertible notes issued in May 2024 has a higher principal amount compared to the same period in 2024.

Net Loss

Net loss was $3,286,022 in Q1 2025 compared to $3,314,810 in Q1 2024, resulting in a $28,788 (1%) decrease in net loss attributable to our shareholders of common stock. The net loss was due to an expanding operating expense. We continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, the Company had available cash of $2,628,286 and $3,892,919, respectively.

The following table summarizes our cash flow during the three months period ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Net cash used in operating activities	(1,224,578)	(1,494,747)
Net cash used in investing activities	(20,587)	(111,280)
Net cash provided by financing activities	14,605	777,500

Operating activities:

Cash used in operating activities decreased by $270,169 during the first quarter of 2025 compared to the first quarter of 2024. Our net loss for the first quarter of 2025 decreased by $28,788 primarily due to increase of sales revenue. The operating cash outflow as a result of changes in operating assets and liabilities was mainly attributable to:

●	Non-cash expenses including share-based compensation, depreciation and amortization, loss on inventory write-downs, issuance cost of secured convertible note, and change in fair value of senior secured convertible note increased approximately by $297,300;
●	Working capital injected into accounts receivable, inventories and other current assets decreased by approximately $86,900; and
●	Working capital injected into accrued expenses, operating lease liabilities, contract liabilities and other current and long-term liabilities increased by approximately $31,000.

Investing activities

Cash used for investing activities were $20,587 and $111,280 during the first quarter of 2025 and the first quarter of 2024, respectively. The decrease was due to decrease in refundable deposits and other noncurrent assets offset by increase in purchase of property and equipment.

Financing activities

Cash provided by financing activities were $14,605 and $777,500 during the first quarter of 2025 and the first quarter of 2024, respectively. The $762,895 decrease was primarily reflected by the following:

●	Proceeds from convertible notes and other notes payable financing decreased by $875,000; and
●	Proceeds from at the market offering, net of issuance costs increased by $14,605; and
●	Payments of issuance cost of senior secured convertible note measured at fair value increased by $97,500.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis - Critical Accounting Policies and Significant Management Estimates” of our 2024 Annual Report, except for those accounting subjects discussed in the Notes, if any, to the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 3.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

You should carefully consider the risk factors disclosed in our 2024 Annual Report, together with all other information in this Quarterly Report, including our unaudited condensed financial statements and notes thereto, and in our other filings with the Securities and Exchange Commission. If any such risks, including the risk set out below, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Information on risk factors can be found in Part I, Item 1A (Risk Factors) of our 2024 Annual Report. Other than the following risk factor, there have been no material changes from the risk factors previously disclosed in our 2024 Annual Report, other than the risk factor set forth below.

Fluctuating foreign currency and exchange rates may negatively impact our business, results of operations, and financial position.

Due to our foreign operations, a portion of our business is denominated in foreign currencies. As a result, fluctuations in foreign currency and exchange rates may have an impact on our business, results of operations and financial position. Foreign currency exchange rates have fluctuated and may continue to fluctuate. Significant foreign currency exchange rate fluctuations may negatively impact our international revenue, which in turn would affect our consolidated revenue. Currencies may be affected by internal factors, general economic conditions and external developments in other countries, all of which can have an adverse impact on a country’s currency. We cannot predict whether we will incur foreign exchange losses in the future. Further, significant foreign exchange fluctuations resulting in a decline in the respective local currency may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries, which would reduce our profitability and adversely affect our financial position.

Policy changes affecting international trade could adversely impact the demand for our products and our competitive position.

Changes in government policies on foreign trade and investment can affect the demand for our products and services, impact the competitive position of our products and services or prevent us from being able to sell products and services in certain countries. The implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements, economic sanctions, anti-boycott laws, exchange controls or new barriers to entry could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the Trump Administration has announced tariffs on certain imports from Canada, Mexico and the EU, among others, that could affect the demand for our products. Such tariffs and any retaliatory tariffs (including those announced by China, Canada and Mexico in March 2025) may put upwards pressure on prices in other jurisdictions from which we purchase product components, which could reduce our ability to offer competitive pricing to potential customers. We cannot predict what changes to trade policy will be made by the Trump Administration, the U.S. Congress or other governments, including whether existing tariff policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business or the global economy. Changes in U.S. trade policy, or threat of such changes, have resulted and could again result in reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to export our products or import products or product components from countries where we currently purchase products or product components or sell products or services. Such changes, or threatened changes, to trade policy or in laws and policies governing foreign trade, and any resulting negative sentiments towards the United States as a result of such changes, could materially and adversely affect our business, financial condition, results of operations and liquidity.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Equity Securities

None in this quarter.

Issuer Purchase of Equity Securities

Not applicable.

Use of Proceeds of Registered Securities

Not applicable.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-Q	FILING DATE WITH SEC	FORM	EXH #	HYPERLINK TO FILINGS
10.1	Amendment to Convertible Promissory Note, dated March 10, 2025, by and between Ainos, Inc. and ASE Test, Inc.		3/11/2025	8-K	10.1	Amendment to Convertible Promissory Note
10.2	Amendment to Convertible Promissory Note, dated March 12, 2025, by and between Ainos, Inc. and Li-Kuo Lee.		3/14/2025	8-K	10.1	Amendment to Convertible Promissory Note
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a- 14(a) / 15d – 14(a)	x
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a- 14(a) / 15d – 14(a)	x
32.1	Certification Of Principal Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	x
32.2	Certification Of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	x
100	Inline XBRL – Related Documents	x
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.	x
101.SCH	Inline XBRL Taxonomy Extension Schema Document	x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	x
104.1	Cover Page Interactive Data File	x

The exhibits listed in the Exhibit Index are filed or incorporated by reference as part of this filing.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AINOS, INC.

Date: May 14, 2025	By:	/s/ Chun-Hsien Tsai
Chun-Hsien Tsai, Chairman of the Board, President, and Chief Executive Officer

Date: May 14, 2025	By:	/s/ Hsin-Liang Lee
Hsin-Liang Lee, Chief Financial Officer

