Form 10-Q
period 2025-06-30
Ainos, Inc.
filed 2025-08-13
CIK 1014763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

4,657,861 shares of common stock, par value $0.01 per share, outstanding as of August 13, 2025

AINOS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Ainos, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,223,184	$3,892,919
Accounts receivable	187	56
Inventory, net	160,057	143,756
Other current assets	350,549	301,077
Total current assets	1,733,977	4,337,808
Intangible assets, net	21,505,821	23,748,328
Property and equipment, net	495,109	559,645
Other assets	187,269	174,418
Total assets	$23,922,176	$28,820,199

Liabilities and Stockholders’ Equity
Current liabilities:
Contract liabilities	$-	$106,329
Convertible notes payable (including amounts of related party of nil and $2,000,000 as of June 30, 2025, and December 31, 2024, respectively)	-	3,000,000
Accrued expenses and others current liabilities	602,782	848,615
Total current liabilities	602,782	3,954,944
Convertible notes payable - noncurrent (including amounts of related party of $11,000,000 and $9,000,000 as of June 30, 2025 and December 31, 2024, respectively)	11,000,000	9,000,000
Other long-term liabilities	876,608	348,945
Total liabilities	12,479,390	13,303,889
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized as of June 30, 2025, and December 31, 2024, 4,267,990 and 3,085,477 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively(1)	42,680	30,854
Additional paid-in capital	71,668,502	68,644,301
Accumulated deficit	(60,120,328)	(52,749,316)
Accumulated other comprehensive loss	(148,068)	(409,529)
Total stockholders’ equity	11,442,786	15,516,310
Total liabilities and stockholders’ equity	$23,922,176	$28,820,199

(1)	The Company effected a reverse stock split of its outstanding shares of common stock on June 30,2025, where every five shares of its common stock issued and outstanding was converted into one share of common stock. Any fractional post-split shares as a result of the reverse split were rounded down to the nearest whole post-split share. Shareholders of the Company previously authorized the Board of Directors to approve a reverse stock split at the annual meeting on 2025. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been adjusted to reflect the reverse stock split on a retroactive basis in all periods presented.

Note that all share and per-share amounts have been adjusted retroactively to reflect a 1-for-5 reverse stock split, including rounding of fractional shares.

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues	$4,663	$-	$110,870	$20,729
Cost of revenues	(937)	(25,373)	(19,170)	(52,127)
Gross (loss) profit	3,726	(25,373)	91,700	(31,398)
Operating expenses:
Research and development expenses (including amounts of related party of $235,424 and $481,685 for the three and six months ended June 30, 2025, and $386,507 and $761,700 for the three and six months ended June 30, 2024, respectively)	1,911,800	1,978,756	3,635,884	4,063,404
Selling, general and administrative expenses	1,837,613	1,044,880	3,364,374	2,074,298
Total operating expenses	3,749,413	3,023,636	7,000,258	6,137,702
Loss from operating	(3,745,687)	(3,049,009)	(6,908,558)	(6,169,100)
Non-operating (expenses) income, net
Interest expenses	(177,957)	(118,759)	(358,402)	(167,455)
Issuance cost	-	-	-	(138,992)
Fair value change for senior secured convertible note	-	(66,844)	-	(98,412)
Other income (expenses), net	(161,346)	39,590	(104,052)	64,127
Total non-operating (expenses) income, net	(339,303)	(146,013)	(462,454)	(340,732)

Net loss before income taxes	(4,084,990)	(3,195,022)	(7,371,012)	(6,509,832)
Provision for income taxes	-	-	-	-
Net loss	$(4,084,990)	$(3,195,022)	$(7,371,012)	$(6,509,832)

Net loss per common share-basic and diluted	$(0.99)	$(2.45)	$(2.02)	$(5.30)

Weighted-average shares used in computing net loss per common share-basic and diluted(1)	4,122,131	1,303,802	3,649,994	1,229,029

(1)	The Company effected a reverse stock split of its outstanding shares of common stock on June 30,2025, where every five shares of its common stock issued and outstanding was converted into one share of common stock. Any fractional post-split shares as a result of the reverse split were rounded down to the nearest whole post-split share. Shareholders of the Company previously authorized the Board of Directors to approve a reverse stock split at the annual meeting on 2025. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been adjusted to reflect the reverse stock split on a retroactive basis in all periods presented.

Note that all share and per-share amounts have been adjusted retroactively to reflect a 1-for-5 reverse stock split, including rounding of fractional shares.

See accompanying notes to condensed financial statements.

4

Ainos, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Net loss	$(4,084,990)	$(3,195,022)	$(7,371,012)	$(6,509,832)
Other comprehensive loss:
Translation adjustment	302,102	(44,646)	261,461	(109,915)
Comprehensive loss	$(3,782,888)	$(3,239,668)	$(7,109,551)	$(6,619,747)

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended June 30, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock		Common Stock - to be issued		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares(1)	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2025	-	$-	3,443,032	$34,430	-	$-	$69,572,730	$(56,035,338)	$(450,170)	$13,121,652
Issuance of stock to settle vested RSUs	-	-	540,000	5,400	-	-	(5,400)	-	-	-
Issuance of common stock from at the market offering	-	-	256,502	2,565	-	-	702,188	-	-	704,753
Issuance of common stock for paying consulting fee	-	-	28,555	286	-	-	74,714	-	-	75,000
Fractional shares paid out in cash for the reverse stock split	-	-	(99)	(1)	-	-	(259)	-	-	(260)
Share-based compensation	-	-	-	-	-	-	1,324,529	-	-	1,324,529
Net loss	-	-	-	-	-	-	-	(4,084,990)	-	(4,084,990)
Translation adjustment	-	-	-	-	-	-	-	-	302,102	302,102
Balance at June 30, 2025	-	$-	4,267,990	$42,680	-	$-	$71,668,502	$(60,120,328)	$(148,068)	$11,442,786

Balance at March 31, 2024	-	$-	1,228,901	$12,289	54	$1	$64,203,210	$(41,200,965)	$(335,742)	$22,678,793
Conversion of convertible notes payable to common stock	-	-	248,833	2,488	-	-	848,289	-	-	850,777
Share-based compensation	-	-	-	-	-	-	422,374	-	-	422,374
Net loss	-	-	-	-	-	-	-	(3,195,022)	-	(3,195,022)
Translation adjustment	-	-	-	-	-	-	-	-	(44,646)	(44,646)
Balance at June 30, 2024	-	$-	1,477,734	$14,777	54	$1	$65,473,873	$(44,395,987)	$(380,388)	$20,712,276

(1)	The Company effected a reverse stock split of its outstanding shares of common stock on June 30,2025, where every five shares of its common stock issued and outstanding was converted into one share of common stock. Any fractional post-split shares as a result of the reverse split were rounded down to the nearest whole post-split share. Shareholders of the Company previously authorized the Board of Directors to approve a reverse stock split at the annual meeting on 2025. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been adjusted to reflect the reverse stock split on a retroactive basis in all periods presented.

Notes that all share and per-share amounts have been adjusted retroactively to reflect a 1-for-5 reverse stock split, including rounding of fractional shares.

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Stockholders’ Equity

For the six months ended June 30, 2025 and 2024

(Unaudited)

	Preferred Stock		Common Stock		Common Stock - to be issued		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares(1)	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	-	$-	3,085,477	$30,854	-	$-	$68,644,301	$(52,749,316)	$(409,529)	$15,516,310
Issuance of stock to settle vested RSUs	-	-	541,174	5,412	-	-	(5,412)	-	-	-
Issuance of stock to special stock award	-	-	350,500	3,505	-	-	858,725	-	-	862,230
Issuance of common stock from at the market offering	-	-	262,383	2,624	-	-	716,734	-	-	719,358
Issuance of common stock for paying consulting fee	-	-	28,555	286	-	-	74,714	-	-	75,000
Fractional shares paid out in cash for the reverse stock split	-	-	(99)	(1)	-	-	(259)	-	-	(260)
Share-based compensation	-	-	-	-	-	-	1,379,699	-	-	1,379,699
Net loss	-	-	-	-	-	-	-	(7,371,012)	-	(7,371,012)
Translation adjustment	-	-	-	-	-	-	-	-	261,461	261,461
Balance at June 30, 2025	-	$-	4,267,990	$42,680	-	$-	$71,668,502	$(60,120,328)	$(148,068)	$11,442,786

Balance at December 31, 2023	-	$-	935,557	$9,355	32,467	$325	$62,594,529	$(37,886,155)	$(270,473)	$24,447,581
Issuance of stock to settle vested RSUs	-	-	26,793	268	54	1	(269)	-	-	-
Conversion of senior secured convertible note payable to common stock	-	-	515,384	5,154	(32,467)	(325)	2,034,378	-	-	2,039,207
Related party used computer equipment	-	-	-	-	-	-	(4,428)	-	-	(4,428)
Warrants issued in connection with senior secured convertible note payable	-	-	-	-	-	-	1,586	-	-	1,586
Share-based compensation	-	-	-	-	-	-	848,077	-	-	848,077
Net loss	-	-	-	-	-	-	-	(6,509,832)	-	(6,509,832)
Translation adjustment	-	-	-	-	-	-	-	-	(109,915)	(109,915)
Balance at June 30, 2024	-	$-	1,477,734	$14,777	54	$1	$65,473,873	$(44,395,987)	$(380,388)	$20,712,276

(1)	The Company effected a reverse stock split of its outstanding shares of common stock on June 30,2025, where every five shares of its common stock issued and outstanding was converted into one share of common stock. Any fractional post-split shares as a result of the reverse split were rounded down to the nearest whole post-split share. Shareholders of the Company previously authorized the Board of Directors to approve a reverse stock split at the annual meeting on 2025. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been adjusted to reflect the reverse stock split on a retroactive basis in all periods presented.

Note that all share and per-share amounts have been adjusted retroactively to reflect a 1-for-5 reverse stock split, including rounding of fractional shares.

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,371,012)	$(6,509,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,371,442	2,398,696
Share-based compensation expense	1,379,699	848,077
Stock issued for special stock bonus	862,230	-
Issuance of common stock for paying consulting fee	75,000	-
Issuance cost of senior secured convertible note measured at fair value	-	138,992
Change in fair value of senior secured convertible note measured at fair value	-	98,412
Changes in operating assets and liabilities:
Accounts receivable	(131)	446
Inventory	(16,301)	1,271
Other current assets	(49,472)	128,355
Accrued expenses and other current and long-term liabilities	173,545	(573,309)
Net cash used in operating activities	(2,575,000)	(3,468,892)
Cash flows from investing activities:
Purchase of property and equipment	(25,950)	(10,276)
Decrease (increase) in refundable deposits and other assets	7,905	(109,516)
Net cash used in investing activities	(18,045)	(119,792)
Cash flows from financing activities:
Proceeds from convertible notes payable, related party	-	9,000,000
Proceeds from senior secured convertible notes payable	-	875,000
Proceeds from at the market offering, net of issuance costs	719,358	-
Payments of issuance cost of senior secured convertible note measured at fair value	-	(97,500)
Repayment of convertible notes payable	(1,000,000)	-
Fractional shares paid out in cash for the reverse stock split	(260)	-
Net cash (used in) provided by financing activities	(280,902)	9,777,500
Effect from foreign currency exchange	204,212	(60,346)
Net (decrease) increase in cash and cash equivalents	(2,669,735)	6,128,470
Cash and cash equivalents at beginning of period	3,892,919	1,885,628
Cash and cash equivalents at end of period	$1,223,184	$8,014,098

Noncash financing and investing activities
Conversion of senior secured convertible notes to common stock	$-	$2,039,207

See accompanying notes to the condensed financial statements.

Ainos, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1. Description of Business

Organization and Business

Ainos, Inc. (the “Company”), incorporated in the State of Texas in 1984, is an artificial intelligence (“AI”) and healthcare company focused on the commercialization of proprietary scent digitization technology, AI-powered sensing solutions, point-of-care testing (“POCT”), and low-dose oral interferon therapeutics. We are advancing these technologies primarily through strategic partnerships.

Our core scent digitization technology platform, AI Nose, is an AI-based electronic nose system that integrates gas sensors with a proprietary smell language model (“SLM”) algorithm, aiming to enable trainable and sensitive digital olfaction. We are developing this platform to digitize scent and volatile organic compound (“VOC”) data into Smell ID, a machine-readable format designed to enable intelligent scent-based applications across industries including robotics, smart manufacturing, and healthcare. We are positioning AI Nose as AI’s olfactory system.

In parallel, we continue to develop therapeutic candidates based on VELDONA, our low-dose oral interferon platform, targeting rare, autoimmune, and infectious diseases. Our lead programs include candidates for the treatment of oral warts in HIV-positive patients, Sjögren’s syndrome, and feline chronic gingivostomatitis (“FCGS”). We have researched and developed VELDONA since our inception.

Between 2021 and 2024, we expanded our intellectual property portfolio through transactions with our controlling shareholders, including Ainos, Inc., a Cayman Islands company (“Ainos KY”), and Taiwan Carbon Nano Technology Corporation (“TCNT”). These transactions included acquisitions and license agreements primarily involving patents and patent applications related to our AI Nose platform, and point-of-care testing (“POCT”) technologies.

Underwritten Public Offering

The Company’s registration statement related to its underwritten public offering (the “Offering”) was declared effective on August 8, 2022, and the Company’s common stock and warrants began trading on the Nasdaq Capital Market (the “Nasdaq”) on August 9, 2022 under the trading symbols “AIMD” and “AIMDW”, respectively.

Reverse Stock Splits

In connection with the Offering, the Company’s board of directors on April 29, 2022 and its shareholders on May 16, 2022 approved a 1-for-15 reverse stock split of the Company’s common stock that became effective on August 9, 2022. Further, to comply with Nasdaq’s minimum $1.00 per share continued listing rules, the Company filed a Certificate of Amendment to its Restated Certificate of Formation on November 27, 2023, to apply for another reverse stock split of the Company’s common stock at a ratio of 1-for-5 which was effectuated on December 14, 2023 after receiving required approvals. In addition, to comply with Nasdaq’s minimum $1.00 per share continued listing rules, the Company filed a Certificate of Amendment to its Restated Certificate of Formation on May 16, 2025, the Board approved for another reverse stock split of the Company’s common stock at a ratio of 1-for-5 which was effectuated on June 30, 2025 after receiving required approvals.

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

As of June 30, 2025, the Company sold an aggregate of 262,383 shares of the Company’s common stock under the ATM facility, and received $719,358 in net proceeds, after deducting commissions and expenses.

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

In the opinion of management, the accompanying condensed financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2025, or any other period.

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

Liquidity

As of June 30, 2025, the Company had cash and cash equivalents of $1,223,184. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

On May 31, 2024, the Company entered into an At The Market Offering Agreement, or sales agreement, with H.C. Wainwright & Co., LLC or Wainwright, pursuant to which the Company may issue and sell, from time to time, shares of its common stock, the aggregate market value of Shares eligible for sale in the Offering and under the ATM Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. The prospectus supplement filed with the SEC on July 11, 2024, is offering Shares having an aggregate offering price of $1,840,350. As of June 30, 2025, the Company sold 262,383 shares of common stock under At The Market Offering Agreement, resulting in net proceeds of approximately $719,358.

For the six months ended June 30, 2025, the Company generated a net loss of $7,371,012. The Company expects to continue incurring development expenses for the next twelve months as the Company advances our product development plans.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and has an accumulated deficit as of June 30, 2025 of $60,120,328 and expects to incur additional losses and negative operating cash flows for at least the next twelve months. The Company’s ability to meet its obligations is dependent upon its ability to generate sufficient cash flows from operations and future financing transactions. Although management expects the Company will continue as a going concern, there is no assurance that management’s plans will be successful since the availability and amount of such funding is not certain. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Impairment of Intangible Assets

The Company reviews its definite-lived intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the carrying value of the asset or asset group. If impairment exists, the assets are written down to their estimated fair value. No impairment of definite-lived intangible and long-lived assets was recorded for the three and six months ended June 30, 2025 and 2024.

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

3. Cash and Cash Equivalents

As of June 30, 2025 and December 31, 2024, cash and cash equivalents consisted of cash on hand and cash in bank which is potentially subject to concentration of credit risk. Such balance is maintained at financial institutions that management determines to be of high-credit quality. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation in the U.S.A or Central Deposit Insurance Corporation in Taiwan up to certain limits. At times, such deposits may be in excess of the insurance limit. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of June 30, 2025 and December 31, 2024, the Company had approximately nil and $212,400 in excess of FDIC insured limits, respectively. The Company maintains cash in state-owned banks in Taiwan. In Taiwan, the insurance coverage of each bank is NTD$3,000,000 (approximately USD$102,400). As of June 30, 2025 and December 31, 2024, the Company had $901,300 and $3,311,000 cash in excess of the insured amount, respectively. The Company has not experienced any losses in such accounts.

4. Inventory

Inventory stated at cost, net of reserve, consisted of the following:

	June 30,	December 31,
	2025	2024
Raw materials	$83,761	$74,875
Work in process	1,265	1,131
Finished goods	75,031	67,750
Total	$160,057	$143,756

Inventory write-downs to estimated net realizable values were nil for the three and six months ended June 30, 2025, and the three and six months ended June 30, 2024.

5. Convertible Notes Payable and Other Notes Payable

As of June 30, 2025 and December 31, 2024, the respective notes payable were as follows:

	June 30, 2025	December 31, 2024
March 2025 Convertible Notes, related party –noncurrent (ASE Note)	$2,000,000	$-
March 2025 Convertible Notes, related party –current (ASE Note)	-	2,000,000
March 2025 Convertible Notes –current (Lee Note)	-	1,000,000
May 2027 Convertible Notes, related party – noncurrent (ASE Note)	9,000,000	9,000,000
	$11,000,000	$12,000,000

May 2027 Convertible Notes and Warrant Purchase Agreement

On May 3, 2024, The Company entered into Convertible Note and Warrant Purchase Agreement with the ASE Test, Inc. (“ASE”), a shareholder of Ainos KY, for the issuance of convertible promissory notes with 6% compound interest in the aggregate principal amount of $9,000,000 (collectively the “Notes”) convertible into shares of common stock, par value $0.01 per share, of the Company, payable three (3) years from May 3, 2024 as well as the issuance of warrants for the purchase of up to 500,000 shares of common stock at a price per share of $22.50, exercisable until May 3, 2029. As of June 30, 2025, the Company received the full amount of the payment.

March 2025 Convertible Notes

On March 13, 2023, the Company entered into two convertible promissory note purchase agreements pursuant to Regulation S of the Securities Act of 1933, as amended, in the total principal amount of $3,000,000 with the following investors (the “March 2025 Convertible Notes” or “Notes”).

Convertible Note Issued to Li-Kuo Lee (the “Lee Note”)

The Company issued a convertible note in the principal amount of $1,000,000 to an unrelated party, Li-Kuo Lee, in exchange of $1,000,000 in cash. As of June 30, 2025, the Company received the full amount of the payment.

On March 12, 2025, the Company entered into an amendment to the Convertible Note (the “Convertible Note Amendment”) with Li-Kuo Lee to extend the maturity date to May 13, 2025.

On April 30, 2025, the Company repaid the full principal with accrued interest aggregate amount $1,132,650.

Convertible Note Issued to ASE Test, Inc. (the “ASE Note”)

Pursuant to the one of the aforementioned agreements, ASE Test, Inc., a shareholder of Ainos KY, committed to pay a total aggregate amount of $2,000,000 to the Company in exchange for convertible promissory note(s) in three tranches in the amounts of $1,000,000 (the “First Tranche”), $500,000 (the “Second Tranche”), and $500,000 (the “Third Tranche”) conditioned, among other things, on the Company achieving certain business milestones. As of June 30, 2025, the Company received the full amount of the payment.

On March 10, 2025, the Company entered into an amendment to the Convertible Note (the “Convertible Note Amendment”) with ASE Test to (1) extend the maturity date to March 12, 2027, and (2) change the conversion price from $37.50 per share (adjusted for the 1-for-5 reverse stock split of the Company’s common stock on December 14, 2023 and another adjusted for the 1-for-5 reverse stock split of the Company’s common stock on June 30, 2025) to a price of the lower of (a) $37.50 per share and (b) the higher of (x) the average closing price per share of Common Stock for the period of thirty (30) trading days prior to the day when the noteholder exercises the conversion right or (y) $22.50.

The March 2025 Convertible Notes bearing interest at the rate of 6% compounded interest per annum. At any time after the issuance and before the maturity date, the Notes are convertible into the common stock of the Company at the conversion price from $22.50 to $37.50 per share, subject to anti-dilutive adjustment as set forth in the Notes. Unless previously converted, the Company shall repay the outstanding principal amount plus all accrued and unpaid interest on the maturity date. The Notes shall be an unsecured general obligation of the Company.

The total interest expense of convertible notes payable, other notes payable, March 2025 Convertible Notes and May 2027 Convertible Notes for the three and six months ended June 30, 2025 was $177,762 and $357,991 respectively, compared with the same period in year 2024 was $117,828 and $164,214, respectively. As of June 30, 2025 and December 31, 2024, the unpaid accrued interest expense was $876,608 and $651,268, respectively.

6. Stockholders’ Equity

Reverse Stock Splits

To comply with Nasdaq’s minimum $1.00 per share continued listing rules, the Company filed a Certificate of Amendment to its Restated Certificate of Formation on May 16, 2025, to apply for reverse stock split of the Company’s common stock at a ratio of 1-for-5 which was effectuated on June 30, 2025 after receiving required approvals.

Preferred Stock

The Company increased authorized shares of preferred stock from 10,000,000 shares to 50,000,000 shares upon the filing of an amendment to the Company’s Certificate of Formation with the Secretary of State of Texas on November 27, 2023. No shares of preferred stock were issued and outstanding as of June 30, 2025 and December 31, 2024.

Common Stock

During the six months ended June 30, 2025, the Company issued an additional 1,182,513 shares of common stock as a result of delivering 541,174 shares to settle vested RSUs, 350,500 shares to settle vested special stock awards, 262,383 shares to settle for ATM transaction, 28,555 shares to compensate consultant but the shares were offset by fractional 99 shares paid out in cash for the reverse stock split. As of June 30, 2025, there were 4,267,990 shares of common stock legally issued and outstanding.

Warrants

As of June 30, 2025 and December 31, 2024, warrants issued and outstanding in connection with financing are summarized as below:

	June 30,	December 31,
(In number of shares)	2025	2024
Lind Warrant with exercise price from $10.80 to $22.50	240,388	240,388
Public warrant with exercise price of $106.25	35,880	35,880
Representative’s warrant with exercise price of $116.875	1,560	1,560
Placement agent warrant with exercise price of $41.25	4,125	4,125
ASE Warrant with exercise price of $22.50	100,000	100,000
Total	381,953	381,953

The Company issued the Lind Warrants on September 28, 2023 in connection with the private placement of the Lind Note. The Company further issued 4,125 shares of warrants with an exercise price of $41.25 per share to the placement agent as the agent fee. Each warrant has a contractual term of 5 years and can be exercised for the purchase of one share of common stock of the Company. The carrying amount of the Lind Warrant is nil after allocating proceeds to the Lind Note measured at fair value. The fair value of the placement agent warrant is estimated as $21,479 using the Black-Scholes Model.

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

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (the “ASC 480”), and ASC 815, Derivatives and Hedging (the “ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the warrants issued in connection with the underwritten public offering and the private placement of Lind Note qualify for equity accounting treatment and are recorded as additional paid-in capital.

In addition, the warrant issued by the Company to i2China in 2020 in exchange for consulting services is accounted for under ASC 718, Compensation – Stock Compensation (see Note 8).

As of June 30, 2025, none of the warrants have been exercised nor have they expired.

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

Nil and $106,329 of contract liabilities were recorded for the cash received in advance from customers as of June 30, 2025 and December 31, 2024, respectively.

The Company recognized the revenue from sales of VOC sensing products related to NISD co-development during the six months ended June 30, 2025 and 2024 that was included in the contract liability balance at the beginning of each period were $110,379 and nil, offset by exchange rate fluctuation, respectively.

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

8. Share-Based Compensation

2023 Stock Incentive Plan

The Company effectuated an amendment to its 2021 Stock Incentive Plan, now restated as the Company 2023 Stock Incentive Plan (the “2023 SIP” or “Plan”) which includes, among other things, a change in the number of reserved shares under the Plan. Under the 2023 SIP, subject to a change in capital structure or a change in control, the aggregate number of shares which may be issued or transferred pursuant to awards under the Plan will be equal to up to twenty percent (20%) of shares of outstanding common stock of the Company existing as of December 31st of the previous calendar year (the “Plan Share Reserve”). Upon the effectiveness of the 2023 SIP on June 14, 2023, the aggregate number of shares which may be issued pursuant to awards under the Plan is 174,215 shares of common stock, including shares that remained available for grant under the 2021 Stock Incentive Plan. On July 19, 2024, the Company filed Form S-8 to increase the aggregate number of shares may be issued to 189,286 shares of common stock including shares that remained available for grant under the 2021 Stock Incentive Plan. On April 4, 2025, the Company filed Form S-8 to increase the aggregate number of shares that may be issued to 617,095 shares of common stock. As of June 30, 2025, 903,326 shares have been granted under the 2023 SIP.

2021 Stock Incentive Plan

On September 28, 2021, the Company’s board of directors, and on May 16, 2022, its shareholders approved the 2021 Stock Incentive Plan (the “2021 SIP”). During the period from January 1, 2023 up to the date that the prior plan was superseded by the 2023 SIP, no shares were granted under the 2021 SIP.

2021 Employee Stock Purchase Plan

On September 28, 2021, the Company’s board of directors, and on May 16, 2022, its shareholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). A total of 2,000 shares of common stock have made available for issuance under the ESPP. During the period from January 1, 2024 up to the date that the prior plan was superseded by the 2023 SIP, no shares were granted under the 2021 ESPP.

Restricted Stock Units (“RSUs”)

RSUs entitle the recipient to be paid out an equal number of common stock shares upon vesting. The fair value of RSUs is based on market price of the underlying stock on the date of grant. A summary of the Company’s RSUs activity and related information for the three and six months ended June 30, 2025 and for the three and six months ended June 30, 2024 were as follows:

	2025		2024
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1	17,966	$27.54	190,860	$21.97
RSUs granted	-	$-	-	$-
RSUs vested	(1,174)	$277.48	(26,792)	$28.68
RSUs forfeited	-	$-	(1,190)	$17.29
Unvested balance at March 31	16,792	$10.06	162,878	$20.90
RSUs granted	540,000	$2.40	-	$-
RSUs vested	(540,000)	$2.40	-	$-
RSUs forfeited	-	$-	(882)	$20.81
Unvested balance at June 30	16,792	$10.06	161,996	$20.90

Stock Options and Warrants

During the three and six months ended June 30, 2025 and 2024, no shares were granted, forfeited, expired or exercised. As of June 30, 2025, there were 1,466 shares in the form of stock options and 1,206 shares in the form of warrants outstanding, and 1,466 shares of the options and 1,206 shares of the warrants are vested and exercisable.

Share-Based Compensation Expense

Shared-based compensation expense for the three and six months ended June 30, 2025 was $1,324,529 and $1,379,699 respectively, compared to the three and six months ended June 30, 2024 amount of $422,374 and $848,077 respectively.

As of June 30, 2025, the total unrecognized compensation cost related to outstanding RSUs, stock options and warrants was $48,161, which the Company expects to recognize over a weighted-average period of 1.09 years.

9. Income Taxes

The Company did not record a federal, state, or foreign income tax provision or benefit for the three months ended June 30, 2025 and 2024 due to the expected loss before income taxes to be incurred for the years ended December 31, 2025 and 2024, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets due to its historical deficit.

10. Net Loss per Common Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to common stockholders, basic and diluted	$(4,084,990)	$(3,195,022)	$(7,371,012)	$(6,509,832)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	4,122,131	1,303,802	3,649,994	1,229,029
Net loss per share attributable to common stockholders, basic and diluted	$(0.99)	$(2.45)	$(2.02)	$(5.30)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Option and RSUs to purchase common stock	18,258	163,462	18,258	163,462
Warrants to purchase to common stock	383,159	383,159	383,159	383,159
Convertible note to purchase common stock	525,236	844,647	525,236	844,647
Total potential shares	926,653	1,391,268	926,653	1,391,268

11. Related Party Transactions

The following is a summary of related party transactions that met our disclosure threshold:

Working Capital Advances

The proceeds of the KY Note and ASE Note (see Note 5) were used for working capital advances. The total interest expense incurred in related to the notes for the three and six months ended June 30, 2025 were $172,221 and $336,569 respectively, compared to $101,777 and $132,855 respectively, for the three and six months ended June 30, 2024. As of June 30, 2025 and December 31, 2024, unpaid accrued interest expenses were $876,608 and $540,039, respectively.

The company paid off the KY Note during the years 2023 and 2024.

Product Co-development Agreement

Pursuant to a five-year Product Co-development Agreement effective on August 1, 2021 (the “Product Co-Development Agreement”) with TCNT, the development expenses incurred were $76,977 and $173,672 for the three and six months ended June 30,2025, compared to $101,244 and $191,838 for the three and six months ended June 30, 2024, respectively. The fee for non-exclusive use of patents were $158,447 and $308,013 for the three and six months ended June 30, 2025, compared to $285,263 and $569,862 for the three and six months ended June 30, 2024, respectively. Advance payment $116,974 and $ 120,869 as of June 30, 2025 and December 31, 2024, respectively.

12. Commitments and Contingencies

The Company operates in an industry characterized by extensive patent litigation. Competitors may claim that the Company’s products infringe upon their intellectual property. Resolution of patent litigation or other intellectual property claims is typically time consuming and costly and can result in significant damage awards and injunctions that could prevent the manufacture and sale of the affected products or require the Company to make significant royalty payments in order to continue selling the affected products. As of June 30, 2025, there were no such commitments or contingencies.

13. Subsequent Events

Ainos Secures $2.1 Million Order With ASE

On August 6, 2025, the Company announced it has secured a three-year subscription-based order valued at $2.1 million with ASE Technology Holding Co., Ltd. (“ASEH”).

Under the agreement, Ainos will deploy 1,400 AI Nose units across ASEH’s three major manufacturing sites in Taiwan. Through this rollout, Ainos will launch its SmellTech-as-a-Service model to enhance ASEH’s smart manufacturing initiatives, enabling AI-powered scent intelligence designed to improve process stability, support predictive maintenance, and increase operational safety.

Additional ATM offering

During the period from July 1, 2025 to August 13, 2025, the Company sold 389,871 shares of common stock under At The Market Offering Agreement, resulting in net proceeds of approximately $1,049,898.

Nasdaq Deficiency Notice

As previously reported, on July 15, 2024, the Company received a deficiency letter from the Nasdaq notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to the Rule and the Company had been given 180 calendar days, or until January 13, 2025, to regain compliance with the Rule. Pursuant to the Written Notification, the Company had until July 14, 2025 to meet the minimum bid price requirement.

On July 15, 2025, the Company received notice from Nasdaq confirming that Ainos’ common stock maintained a closing bid price of $1.00 or higher for ten consecutive business days, from June 30, 2025 to July 14, 2025. According to the notice, the Company has regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2), and this matter is now officially closed.

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

When used in this Quarterly Report, all references to “Ainos,” the “Company,” “we,” “our” and “us” refer Ainos, Inc.

Overview

Ainos, Inc. (the “Company”), incorporated in the State of Texas in 1984, is an artificial intelligence (“AI”) and healthcare company focused on the commercialization of proprietary scent digitization technology, AI-powered sensing solutions, point-of-care testing (“POCT”), and low-dose oral interferon therapeutics. We are advancing these technologies primarily through strategic partnerships.

Our core scent digitization technology platform, AI Nose, is an AI-based electronic nose system that integrates gas sensors with a proprietary smell language model (“SLM”) algorithm, aiming to enabling trainable and sensitive digital olfaction. We are developing this platform to digitize scent data, including volatile organic compound (“VOC”), into Smell ID, a machine-readable format designed to enable intelligent scent-based sensing across industries including robotics, smart manufacturing, and healthcare. We are positioning AI Nose to ultimately become AI’s nose.

In parallel, we continue to develop therapeutic candidates based on VELDONA, our low-dose oral interferon platform, targeting rare, autoimmune, and infectious diseases. Our lead programs include candidates for the treatment of oral warts in HIV-positive patients, Sjögren’s syndrome, and feline chronic gingivostomatitis (“FCGS”). We have researched and developed VELDONA since our inception.

Between 2021 and 2024, we expanded our intellectual property portfolio through transactions with our controlling shareholders, including Ainos, Inc., a Cayman Islands company (“Ainos KY”), and Taiwan Carbon Nano Technology Corporation (“TCNT”). These transactions included acquisitions and license agreements primarily involving patents and patent applications related to our AI Nose platform, and POCT technologies.

While our AI Nose technology was initially developed for healthcare applications, we are actively expanding its use into other sectors, including robotics and industrial environments by forming strategic relationships.

Our Pipeline

We structure our development pipeline around three core platforms—AI Nose, POCT, and VELDONA—each designed to generate revenue through commercialization, partnerships, and/or licensing.

Our products are at different stages of development. For AI Nose, we expect to enter commercial pilot phase across industrial, robotics, and long-term care environments over the second half of 2025. For VELDONA, our oral interferon platform, we plan to enter Taiwan clinical trials for two lead indications, HIV-related oral warts and Sjögren’s syndrome. The HIV oral wart program has received Orphan Drug Designation from the U.S. FDA. Our POCT portfolio includes clinical-stage tools such as Ainos Flora, while legacy products, including our COVID-19 test kits, have been discontinued.

1. AI Nose – Digital Olfaction Platform

AI Nose is our proprietary digital olfaction platform. We develop integrated hardware solutions with third-party gas sensors and our AI algorithm which we refer to as the smell language model (SLM). It aims to digitize scent and volatile organic compound (VOC) profiles into structured data (“Smell ID”) for analysis and classification.

While we initially applied AI Nose in healthcare through point-of-care testing (POCT) devices, we are actively expanding its use into industrial and robotics settings. Through July 2025, we have formed several strategic partnerships to deploy AI Nose across a range of environments.

We are working with ugo, Inc., a Japanese robotics company, to integrate AI Nose into autonomous robots for environmental monitoring, safety, and healthcare support. With ASE Technology Holding Co., Ltd., a Taiwan-based global semiconductor packaging and testing company, we are evaluating AI Nose deployment across key manufacturing sites to enable real-time anomaly detection and process monitoring. We are also collaborating with Kenmec Mechanical Engineering Co., Ltd., a Taiwan-based provider of automation and smart logistics solutions, to integrate AI Nose into smart factory ecosystems, including robotics, HVAC systems, public infrastructure, airports, logistics, and healthcare applications. Kenmec’s subsidiary will manufacture AI Nose devices under this partnership.

In addition, we are partnering with Solomon Technology Corporation (“Solomon”), a Taiwan-based company specializing in machine vision, industrial AI, and smart automation. Solomon is marketing AI Nose on a non-exclusive basis to customers in semiconductors, petrochemicals, autonomous mobile robots (AMRs), defense, and healthcare. Together, we are exploring ways to combine AI Nose with Solomon’s machine vision and inspection technologies.

In parallel, we are co-developing a VOC sensing platform with Nisshinbo Micro Devices Inc. (NISD) and Taiwan Inabata Sangyo Co. to build compact, high-performance sensors for telehealth, automotive, industrial safety, and environmental monitoring. Our current efforts currently focus on semiconductor and long-term care applications.

2. Point-of-Care Testing (POCT)

Our POCT products aim to provide simple, effective, and telehealth-friendly tests that deliver results within minutes. Our detection platforms include VOC sensing powered by AI Nose, lateral flow immunochromatographic assays, and nucleic acid technologies. We are currently prioritizing development based on VOC sensing, including the following:

●	Long-term Care Monitoring: We are applying AI Nose to provide telehealth-friendly, non-invasive monitoring of long-term care patients, including detection of bowel movements through scent analysis. Pilot deployments are planned in Japan and Taiwan.

●	Ainos Flora: A non-invasive VOC-based test designed to assess female vaginal health and detect certain sexually transmitted infections (STIs). A companion mobile app is in development. Clinical studies are ongoing in Taiwan, and we are exploring commercialization through strategic partners.

●	Ainos Pen: A portable, cloud-connected breath analyzer for general wellness and health monitoring. It is designed to support rapid health assessments and telehealth consultations.

●	CHS430 Device: A VOC-based diagnostic system under development to detect ventilator-associated pneumonia (VAP) non-invasively, with results expected in minutes.

●	COVID-19 Antigen Rapid Test Kit: We previously marketed COVID-19 antigen test kits in Taiwan under emergency use authorization issued by the Taiwan Food and Drug Administration (TFDA) to TCNT, the product manufacturer. We ceased selling this product in the first quarter of 2024.

3. VELDONA – Low-Dose Oral Interferon Therapeutics

VELDONA is our proprietary low-dose oral interferon platform targeting rare, autoimmune, and infectious diseases across both human and animal health.

Our human pipeline includes oral drug candidates for the treatment of oral warts in human immunodeficiency virus (HIV) seropositive patients, Sjögren’s syndrome, common cold, influenza, and mild COVID-19 symptoms. We have conducted Phase 2 studies for all programs except for COVID-19. The U.S. Food and Drug Administration (FDA) has granted Orphan Drug Designation for our VELDONA formulation as a potential treatment for oral warts in HIV-seropositive patients. Our near-term focus is on two lead indications, with clinical studies underway in Taiwan: oral warts in human immunodeficiency virus (HIV) seropositive patients and Sjögren’s syndrome.

In veterinary health, we are conducting clinical studies in Taiwan for feline chronic gingivostomatitis (FCGS), a chronic oral inflammatory condition. We believe interim results from these trials have shown symptom improvement and reduced reliance on steroid use. In addition, in Taiwan, we market VELDONA Pet, a supplement formulated to support canine and feline health, including gums, skin, eyes, and allergy-related conditions.

Commercialization and Development Priorities

Our top near-term priority is scaling the AI Nose platform in industrial, robotics, and long-term care settings, through our partnerships and supported by a subscription-based model that aims to offer AI-driven scent analytics and hardware services. This Smelltech-as-a-Service (SaaS) approach is designed to generate recurring revenue, while we continue targeted, capital-efficient clinical validation of Ainos Flora in Taiwan and explore potential partnerships or licensing opportunities.

In parallel, we are advancing select VELDONA programs through cost-effective clinical studies in Taiwan, balancing development progress with capital discipline and exploring potential licensing or partnership opportunities.

We may reprioritize programs based on funding availability, regulatory progress, or market conditions.

As of June 30, 2025, we had available cash and cash equivalents of $1,223,184. We anticipate business revenues and external financing options, if necessary, to fund our operations over the next twelve months. We have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” for additional information. To finance our continuing operations, we will need to raise additional capital, which cannot be assured.

Recent Development

Effective June 30, 2025, at 5:01 a.m., Central time (the “Effective Time”), the Company filed a certificate of amendment (the “Certificate of Amendment”) to amend its Restated Certificate of Formation, as amended, with the Secretary of the State of Texas, to effect a reverse stock split of the Company’s common stock at a ratio of 1-for-5 (the “Reverse Stock Split”).

The terms of the Reverse Stock Split are such that every five shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in par value per share. Holders of fractional shares were paid out in cash for the fractional portion. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to a fraction of one share as a result of the Reverse Stock Split instead received an amount in cash equal to such fraction of a share multiplied by the closing sale price of common stock on Nasdaq on June 27, 2025, as adjusted for the Reverse Stock Split. The number of outstanding options and warrants was adjusted accordingly. The Reverse Stock Split does not otherwise modify any rights or preferences of the Company’s common stock.

Effective at market open on June 30, 2025, the Company’s common stock began trading on a split-adjusted basis on Nasdaq.

Results of Operations for Quarter Ended June 30, 2025 (“Q2 2025”) and June 30, 2024 (“Q2 2024”):

	Three months ended June 30,		Change
	2025	2024	Amount	%

Revenues	$4,663	$-	$4,663	-%
Cost of revenues	(937)	(25,373)	24,436	(96)%
Gross profit (loss)	3,726	(25,373)	29,099	(115)%
Operating expenses:
Research and development expenses	1,911,800	1,978,756	(66,956)	(3)%
Selling, general and administrative expenses	1,837,613	1,044,880	792,733	76%
Total operating expenses	3,749,413	3,023,636	725,777	24%
Loss from operations	(3,745,687)	(3,049,009)	(696,678)	23%

Non-operating (expenses) income, net:
Interest expense	(177,957)	(118,759)	(59,198)	50%
Fair value change for senior secured convertible note	-	(66,844)	66,844	(100)%
Other (expenses) income, net	(161,346)	39,590	(200,936)	(508)%
Total non-operating expenses, net	(339,303)	(146,013)	(193,290)	132%

Net loss before income taxes	(4,084,990)	(3,195,022)	(889,968)	28%
Provision for income taxes	-	-	-
Net loss	$(4,084,990)	$(3,195,022)	$(889,968)	28%

Revenues, Cost and Gross Loss

The Company reported $4,663 and nil in revenue in Q2 2025 and Q2 2024, respectively, from product sales of VELDONA pet supplements in Taiwan.

The cost of revenue related to product sales in Q2 2025 was $937 compared to $25,373 in Q2 2024. The decrease in cost of revenue was due to lower sales volume for VELDONA pet supplements during the reporting period, as the Company shifts operational focus to AI Nose platform.

The share-based compensation expense and the depreciation expense for manufacturing in Q2 2025 and Q2 2024 were nil and $4,516, respectively. When excluding these non-cash cost, cost of revenue decreased to $937 in Q2 2025 compared to $20,857 in Q2 2024.

Gross profit from product sales in Q2 2025 was $3,726 as compared to $25,373 gross loss from product sales in Q2 2024. The increase in gross profit was due to increase the sale volume.

When excluding these non-cash costs, gross profit were $3,726 in Q2 2025 compared to $20,857 gross loss in Q2 2024.

Research and Development (R&D) Expenses

R&D expenses in Q2 2025 and Q2 2024 were $1,911,800 and $1,978,756, respectively. The decrease of $66,956 (3%) was due to reduced expenses associated with co-research for technology and product and staffing expenditures (including share-based compensation), partially offset by increased clinical trial fees. We expect that our R&D expenses related to clinical trials will continue to grow as we further develop AI Nose, VOC POCT and VELDONA drug candidates.

The share-based compensation expense and the depreciation and amortization expense in Q2 2025 and Q2 2024 were $1,209,343 and $1,276,777, respectively. When excluding these non-cash expenses, R&D expenses increased to $702,457 in Q2 2025 from $701,979 in Q2 2024.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $1,837,613 and $1,044,880 in Q2 2025 and Q2 2024, respectively, reflecting an increase of $792,733 (76%) due to a significant increase in share-based compensation offset by a decrease in professional expenses and SEC related fees.

The share-based compensation expense and the depreciation and amortization expense in Q2 2025 and Q2 2024 were $1,309,358 and $338,669 respectively. When excluding these non-cash expenses, SG&A expenses decreased to $528,255 in Q2 2025 compared to $706,211 in Q2 2024.

Operating Loss

The Company’s operating loss was $3,745,687 and $3,049,009 in Q2 2025 and Q2 2024, respectively, reflecting a $696,678 (23%) increase in operating loss between the reporting periods. We continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Interest Expense and Issuance Cost of Convertible Note

In Q2 2025, interest expense was $177,957 compared to $118,759 in Q2 2024. The increase in interest expense was due to accrued interest for convertible notes issued in May 2024 has a higher principal amount compared to the same period in 2024.

Net Loss

Net loss was $4,084,990 in Q2 2025 compared to $3,195,022 in Q2 2024, resulting in a $889,968 (28%) increase in net loss attributable to our shareholders of common stock. The net loss was due to exchange rate fluctuations experienced by the company in 2025 Q2 and expanding operating expense as we continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Results of Operations for Six Months Ended June 30, 2025 (“H1 2025”) and June 30, 2024 (“H1 2024”):

	Six months ended June 30,		Change
	2025	2024	Amount	%

Revenues	$110,870	$20,729	$90,141	435%
Cost of revenues	(19,170)	(52,127)	32,957	(63)%
Gross profit (loss)	91,700	(31,398)	123,098	(392)%
Operating expenses:
Research and development expenses	3,635,884	4,063,404	(427,520)	(11)%
Selling, general and administrative expenses	3,364,374	2,074,298	1,290,076	62%
Total operating expenses	7,000,258	6,137,702	862,556	14%
Loss from operations	(6,908,558)	(6,169,100)	(739,458)	12%

Non-operating (expenses) income, net:
Interest expense	(358,402)	(167,455)	(190,947)	114%
Issuance cost of senior secured convertible note measured at fair value	-	(138,992)	138,992	(100)%
Fair value change for senior secured convertible note	-	(98,412)	98,412	(100)%
Other (expenses) income, net	(104,052)	64,127	(168,179)	(262)%
Total non-operating expenses, net	(462,454)	(340,732)	(121,722)	36%

Net loss before income taxes	(7,371,012)	(6,509,832)	(861,180)	13%
Provision for income taxes	-	-	-
Net loss	$(7,371,012)	$(6,509,832)	$(861,180)	13%

Revenues, Cost and Gross Loss

The Company reported $110,870 and $20,729 in revenue in H1 2025 and H1 2024, respectively, from product sales of VELDONA pet supplements in Taiwan and VOC sensing products related to NISD co-development. The increase in revenue was due to realization of $110,379 in revenues from sales of VOC sensing products related to NISD co-development.

The cost of revenue related to product sales in H1 2025 was $19,170 compared to $52,127 in H1 2024. The decrease in cost of revenue was due to a change in product compositions.

The share-based compensation expense and the depreciation expense for manufacturing in H1 2025 and H1 2024 were nil and $9,032, respectively. When excluding these non-cash cost, cost of revenue decreased to $19,170 in H1 2025 compared to $43,095 in H1 2024.

Gross profit from product sales in H1 2025 was $91,700 as compared to $31,398 gross loss from product sales in H1 2024. The increase in gross profit was due to a change in product compositions.

When excluding these non-cash costs, gross profits were $91,700 in H1 2025 compared to $22,366 gross loss in H1 2024.

Research and Development (R&D) Expenses

R&D expenses in H1 2025 and H1 2024 were $3,635,884 and $4,063,404, respectively. The decrease of $427,520 (11%) was due to decreased expenses associated with clinical trial fees, co-research for technology and product and staffing expenditures (including share-based compensation). We expect that our R&D expenses related to clinical trials will continue to grow as we further develop AI Nose, VOC POCT and VELDONA drug candidates.

The share-based compensation expense and the depreciation and amortization expense in H1 2025 and H1 2024 were $2,402,213 and $2,561,120, respectively. When excluding these non-cash expenses, R&D expenses decreased to $1,233,671 in H1 2025 from $1,502,284 in H1 2024.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $3,364,374 and $2,074,298 in H1 2025 and H1 2024, respectively, reflecting an increase of $1,290,076 (62%) due to a significant increase in share-based compensation offset by a decrease in professional expenses and SEC related fees.

The share-based compensation expense and the depreciation and amortization expense in H1 2025 and H1 2024 were $2,211,158 and $676,622 respectively. When excluding these non-cash expenses, SG&A expenses decreased to $1,153,216 in H1 2025 compared to $1,397,676 in H1 2024.

Operating Loss

The Company’s operating loss was $6,908,558 and $6,169,100 in H1 2025 and H1 2024, respectively, reflecting a $739,458 (12%) increase in operating loss between the reporting periods. This increase reflects our continued to invest resources to execute our growth strategy and advance our product roadmap to improve our profitability.

Interest Expense and Issuance Cost of Convertible Note

In H1 2025, interest expense was $358,402 compared to $167,455 in H1 2024. The increase in interest expense was due to accrued interest for convertible notes issued in May 2024 has a higher principal amount compared to the same period in 2024.

Net Loss

Net loss was $7,371,012 in H1 2025 compared to $6,509,832 in H1 2024, resulting in a $861,180 (13%) increase in net loss attributable to our shareholders of common stock. The net loss was due to exchange rate fluctuations experienced by the company in 2025 Q2 and expanding operating expense as we continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, the Company had available cash of $1,223,184 and $3,892,919, respectively.

The following table summarizes our cash flow during the six months period ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024
Net cash used in operating activities	(2,575,000)	(3,468,892)
Net cash used in investing activities	(18,045)	(119,792)
Net cash (used in) provided by financing activities	(280,902)	9,777,500

Operating activities:

Cash (used in) provided operating activities decreased by $893,892 during the H1 of 2025 compared to the H1 of 2024. Our net loss for the H1 of 2025 increased by $861,180 primarily due to the company experiencing exchange rate fluctuations and expanding operating expense. The operating cash outflow as a result of changes in operating assets and liabilities was mainly attributable to:

●	Non-cash expenses including share-based compensation, depreciation and amortization, issuance cost of secured convertible note, and change in fair value of senior secured convertible note, issuance common stock for paying consulting fees increased approximately by $1,204,200;
●	Working capital injected into accounts receivable, inventories and other current assets decreased by approximately $196,000; and
●	Working capital injected into accrued expenses, operating lease liabilities, contract liabilities and other current and long-term liabilities increased by approximately $746,900.

Investing activities

Cash used for investing activities were $18,045 and $119,792 during the H1 of 2025 and the H1 of 2024, respectively. The decrease was due to a reduction in refundable deposits and other noncurrent assets offset by increase in purchases of property and equipment.

Financing activities

Cash (used in) provided by financing activities were $(280,902) and $9,777,500 during the H1 of 2025 and the H1 of 2024, respectively. The $10,058,402 decrease was primarily reflected by the following:

●	Proceeds from convertible notes and other notes payable financing decreased by $9,875,000; and
●	Proceeds from at the market offering, net of issuance costs increased by $719,358; and
●	Payments of issuance cost of senior secured convertible note measured at fair value decreased by $97,500.
●	Repayments of convertible note increased by $1,000,000.
●	Fractional shares paid out in cash for the reverse stock split increase by $260

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Changes in government policies on foreign trade and investment can affect the demand for our products and services, impact the competitive position of our products and services or prevent us from being able to sell products and services in certain countries. The implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements, economic sanctions, anti-boycott laws, exchange controls or new barriers to entry could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the Trump Administration has announced tariffs on certain imports from Canada, Mexico and the EU, among others, that could affect the demand for our products. Such tariffs and any retaliatory tariffs (including those announced by China, Canada and Mexico) may put upwards pressure on prices in other jurisdictions from which we purchase product components, which could reduce our ability to offer competitive pricing to potential customers. We cannot predict what changes to trade policy will be made by the Trump Administration, the U.S. Congress or other governments, including whether existing tariff policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business or the global economy. Changes in U.S. trade policy, or threat of such changes, have resulted and could again result in reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to export our products or import products or product components from countries where we currently purchase products or product components or sell products or services. Such changes, or threatened changes, to trade policy or in laws and policies governing foreign trade, and any resulting negative sentiments towards the United States as a result of such changes, could materially and adversely affect our business, financial condition, results of operations and liquidity.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Equity Securities

None in this quarter.

Issuer Purchase of Equity Securities

Not applicable.

Use of Proceeds of Registered Securities

Not applicable.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-Q	FILING DATE WITH SEC	FORM	EXH #	HYPERLINK TO FILINGS
3.1	Certificate of Amendment to the Restated Certificate of Formation of Ainos, Inc., as filed with the Texas Secretary of State on June 6, 2025		7/1/2025	8-K	3.1	Certificate of Amendment
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a- 14(a) / 15d – 14(a)	x
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a- 14(a) / 15d – 14(a)	x
32.1	Certification Of Principal Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	x
32.2	Certification Of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	x
100	Inline XBRL – Related Documents	x
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.	x
101.SCH	Inline XBRL Taxonomy Extension Schema Document	x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	x
104.1	Cover Page Interactive Data File	x

The exhibits listed in the Exhibit Index are filed or incorporated by reference as part of this filing.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AINOS, INC.

Date: August 13, 2025	By:	/s/ Chun-Hsien Tsai
Chun-Hsien Tsai, Chairman of the Board, President, and Chief Executive Officer

Date: August 13, 2025	By:	/s/ Hsin-Liang Lee
Hsin-Liang Lee, Chief Financial Officer

