Form 10-Q
period 2025-09-30
Ainos, Inc.
filed 2025-11-13
CIK 1014763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

4,812,634 shares of common stock, par value $0.01 per share, outstanding as of November 13, 2025

AINOS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Ainos, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,128,217	$3,892,919
Accounts receivable	62	56
Inventory, net	166,883	143,756
Other current assets	425,753	301,077
Total current assets	1,720,915	4,337,808
Intangible assets, net	20,365,899	23,748,328
Property and equipment, net	414,558	559,645
Other assets	177,968	174,418
Total assets	$22,679,340	$28,820,199

Liabilities and Stockholders’ Equity
Current liabilities:
Contract liabilities	$-	$106,329
Convertible notes payable (including amounts of related party of nil and $2,000,000 as of September 30, 2025, and December 31, 2024, respectively)	-	3,000,000
Accrued expenses and others current liabilities	581,356	848,615
Total current liabilities	581,356	3,954,944
Convertible notes payable - Related parties - noncurrent	11,000,000	9,000,000
Other long-term liabilities	1,053,035	348,945
Total liabilities	12,634,391	13,303,889
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized as of September 30, 2025, and December 31, 2024, 4,793,797 and 3,085,477 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively (1)	47,938	30,854
Common shares to be issued; 12,651 and nil shares as of September 30, 2025 and December 31, 2024, respectively	127	-
Additional paid-in capital	73,263,397	68,644,301
Accumulated deficit	(63,052,030)	(52,749,316)
Accumulated other comprehensive loss	(214,483)	(409,529)
Total stockholders’ equity	10,044,949	15,516,310
Total liabilities and stockholders’ equity	$22,679,340	$28,820,199

(1)	The Company effected a reverse stock split of its outstanding shares of common stock on June 30,2025, whereby every five shares of its common stock issued and outstanding was converted into one share of common stock. Any fractional post-split shares as a result of the reverse split were rounded down to the nearest whole post-split share and received an amount in cash equal to such fraction of a share multiplied by the closing sale price of Common Stock on The Nasdaq Capital Market on June 27, 2025. Shareholders of the Company previously authorized the Board of Directors to approve a reverse stock split at the annual meeting in 2025. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been adjusted to reflect the reverse stock split on a retroactive basis in all periods presented.

Note that all share and per-share amounts have been adjusted retroactively to reflect a 1-for-5 reverse stock split, including rounding of fractional shares.

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues	$2,167	$-	$113,037	$20,729
Cost of revenues	(477)	(547)	(19,647)	(52,674)
Gross profit (loss)	1,690	(547)	93,390	(31,945)
Operating expenses:
Research and development expenses (including amounts of related party of $233,564 and $ 715,249 for the three and nine months ended September 30, 2025 and $385,498 and $1,147,198 for the three and nine months ended September 30, 2024, respectively)	1,990,630	2,022,244	5,626,514	6,085,648
Selling, general and administrative expenses	795,253	1,015,758	4,159,627	3,090,056
Total operating expenses	2,785,883	3,038,002	9,786,141	9,175,704
Loss from operations	(2,784,193)	(3,038,549)	(9,692,751)	(9,207,649)
Non-operating income (expenses), net
Interest expenses	(176,584)	(264,642)	(534,986)	(432,097)
Issuance cost of senior secured convertible note measured at fair value	-	(169,344)	-	(308,336)
Fair value change for senior secured convertible note	-	(177,212)	-	(275,624)
Other income (expenses), net	29,075	(49,570)	(74,977)	14,557
Total non-operating expenses, net	(147,509)	(660,768)	(609,963)	(1,001,500)
Net loss before income taxes	(2,931,702)	(3,699,317)	(10,302,714)	(10,209,149)
Provision for income taxes	-	-	-	-
Net loss	$(2,931,702)	$(3,699,317)	$(10,302,714)	$(10,209,149)

Net loss per common share-basic and diluted	$(0.64)	$(1.64)	$(2.61)	$(6.49)

Weighted-average shares used in computing net loss per common share-basic and diluted (1)	4,554,359	2,255,843	3,954,762	1,573,799

(1)	The Company effected a reverse stock split of its outstanding shares of common stock on June 30,2025, whereby every five shares of its common stock issued and outstanding was converted into one share of common stock. Any fractional post-split shares as a result of the reverse split were rounded down to the nearest whole post-split share and received an amount in cash equal to such fraction of a share multiplied by the closing sale price of Common Stock on The Nasdaq Capital Market on June 27, 2025. Shareholders of the Company previously authorized the Board of Directors to approve a reverse stock split at the annual meeting in 2025. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been adjusted to reflect the reverse stock split on a retroactive basis in all periods presented.

Note that all share and per-share amounts have been adjusted retroactively to reflect a 1-for-5 reverse stock split, including rounding of fractional shares.

See accompanying notes to condensed financial statements.

4

Ainos, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Net loss	$(2,931,702)	$(3,699,317)	$(10,302,714)	$(10,209,149)
Other comprehensive loss:
Translation adjustment	(66,415)	135,981	195,046	26,066
Comprehensive loss	$(2,998,117)	$(3,563,336)	$(10,107,668)	$(10,183,083)

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Stockholders’ Equity

For the three months ended September 30, 2025 and 2024

(Unaudited)

					Common Stock - to		Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		be issued		Paid-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares (1)	Amount	Shares	Amount	in Capital	Deficit	Loss	Equity

Balance at June 30, 2025	-	$-	4,267,990	$42,680	-	$-	$71,668,502	$(60,120,328)	$(148,068)	$11,442,786
Issuance of stock to settle vested RSUs	-	-	93,792	938	-	-	(938)	-	-	-
Issuance of common stock from at-the-market offering, net of issuance cost	-	-	412,484	4,125	12,651	127	1,172,672	-	-	1,176,924
Issuance of common stock for consulting services	-	-	19,531	195	-	-	74,805	-	-	75,000
Share-based compensation	-	-	-	-	-	-	348,356	-	-	348,356
Net loss	-	-	-	-	-	-	-	(2,931,702)	-	(2,931,702)
Translation adjustment	-	-	-	-	-	-	-	-	(66,415)	(66,415)
Balance at September 30, 2025	-	$-	4,793,797	$47,938	12,651	$127	$73,263,397	$(63,052,030)	$(214,483)	$10,044,949

Balance at June 30, 2024	-	$-	1,477,734	$14,777	54	$1	$65,473,873	$(44,395,987)	$(380,388)	$20,712,276
Issuance of stock to settle vested RSUs	-	-	53,606	536	126	1	(537)	-	-	-
Conversion of senior secured convertible note payable to common stock	-	-	131,346	1,313	-	-	401,171	-	-	402,484
Issuance of common stock for patent license agreement	-	-	1,100,000	11,000	-	-	(11,000)	-	-	-
Share-based compensation	-	-	-	-	-	-	470,791	-	-	470,791
Net loss	-	-	-	-	-	-	-	(3,699,317)	-	(3,699,317)
Translation adjustment	-	-	-	-		-	-	-	135,981	135,981
Balance at September 30, 2024	-	$-	2,762,686	$27,626	180	$2	$66,334,298	$(48,095,304)	$(244,407)	$18,022,215

(1)	The Company effected a reverse stock split of its outstanding shares of common stock on June 30,2025, whereby every five shares of its common stock issued and outstanding was converted into one share of common stock. Any fractional post-split shares as a result of the reverse split were rounded down to the nearest whole post-split share and received an amount in cash equal to such fraction of a share multiplied by the closing sale price of Common Stock on The Nasdaq Capital Market on June 27, 2025. Shareholders of the Company previously authorized the Board of Directors to approve a reverse stock split at the annual meeting in 2025. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been adjusted to reflect the reverse stock split on a retroactive basis in all periods presented.

Notes that all share and per-share amounts have been adjusted retroactively to reflect a 1-for-5 reverse stock split, including rounding of fractional shares.

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Stockholders’ Equity

For the nine months ended September 30, 2025 and 2024

(Unaudited)

					Common Stock - to		Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		be issued		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares (1)	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)

Balance at December 31, 2024	-	$-	3,085,477	$30,854	-	$-	$68,644,301	$(52,749,316)	$(409,529)	$15,516,310
Issuance of stock to settle vested RSUs	-	-	634,966	6,350	-	-	(6,350)	-	-	-
Issuance of stock to special stock bonus	-	-	350,500	3,505	-	-	858,725	-	-	862,230
Issuance of common stock from at-the-market offering, net of issuance cost	-	-	674,867	6,749	12,651	127	1,889,406	-	-	1,896,282
Issuance of common stock for consulting services	-	-	48,086	481	-	-	149,519	-	-	150,000
Fractional shares paid out in cash for the reverse stock split	-	-	(99)	(1)	-	-	(259)	-	-	(260)
Share-based compensation	-	-	-	-	-	-	1,728,055	-	-	1,728,055
Net loss	-	-	-	-	-	-	-	(10,302,714)	-	(10,302,714)
Translation adjustment	-	-	-	-	-	-	-	-	195,046	195,046
Balance at September 30, 2025	-	$-	4,793,797	$47,938	12,651	$127	$73,263,397	$(63,052,030)	$(214,483)	$10,044,949

Balance at December 31, 2023	-	$-	935,557	$9,355	32,467	$325	62,594,529	$(37,886,155)	$(270,473)	$24,447,581
Conversion of convertible notes payable to common stock	-	-	646,730	6,467	(32,467)	(325)	2,435,549	-	-	2,441,691
Issuance of stock to settle vested RSUs	-	-	80,399	804	180	2	(806)	-	-	-
Related party used computer equipment	-	-	1,100,000	11,000	-	-	(11,000)	-	-	-
Warrants issued in connection with senior secured convertible note payable	-	-	-	-	-	-	(4,428)	-	-	(4,428)
issue common stock for patent license agreement	-	-	-	-	-	-	1,586	-	-	1,586
Share-based compensation	-	-	-	-	-	-	1,318,868	-	-	1,318,868
Net loss	-	-	-	-	-	-	-	(10,209,149)	-	(10,209,149)
Translation adjustment	-	-	-	-	-	-	-	-	26,066	26,066
Balance at September 30, 2024	-	$-	2,762,686	$27,626	180	$2	$66,334,298	$(48,095,304)	$(244,407)	$18,022,215

(1)	The Company effected a reverse stock split of its outstanding shares of common stock on June 30,2025, whereby every five shares of its common stock issued and outstanding was converted into one share of common stock. Any fractional post-split shares as a result of the reverse split were rounded down to the nearest whole post-split share and received an amount in cash equal to such fraction of a share multiplied by the closing sale price of Common Stock on The Nasdaq Capital Market on June 27, 2025. Shareholders of the Company previously authorized the Board of Directors to approve a reverse stock split at the annual meeting in 2025. All share amounts and per share amounts disclosed in this Quarterly Report on Form 10-Q have been adjusted to reflect the reverse stock split on a retroactive basis in all periods presented.

Note that all share and per-share amounts have been adjusted retroactively to reflect a 1-for-5 reverse stock split, including rounding of fractional shares.

See accompanying notes to condensed financial statements.

Ainos, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,302,714)	$(10,209,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,578,083	3,610,387
Share-based compensation expense	1,728,055	1,318,868
Stock issued for special stock bonus	862,230	-
Issuance of common stock for consulting services	150,000	-
Issuance cost of senior secured convertible note measured at fair value	-	308,336
Change in fair value of senior secured convertible note measured at fair value	-	275,624
Changes in operating assets and liabilities:
Accounts receivable	(6)	455
Inventory	(23,127)	6,892
Other current assets	(81,289)	87,623
Accrued expenses and other current and long-term liabilities	329,089	(343,072)
Net cash used in operating activities	(3,759,679)	(4,944,036)
Cash flows from investing activities:
Purchase of property and equipment	(36,090)	(20,423)
Decrease (increase) in refundable deposits and other assets	22,978	(118,154)
Net cash used in investing activities	(13,112)	(138,577)
Cash flows from financing activities:
Proceeds from convertible notes payable noncurrent, related party	-	9,000,000
Proceeds from senior secured convertible notes payable	-	875,000
Proceeds from at-the-market offering, net of issuance costs	1,852,895	-
Payments of issuance cost of senior secured convertible note measured at fair value	-	(97,500)
Repayment of other notes payable, related party	-	(42,000)
Repay convertible notes payable	(1,000,000)	-
Repayment of senior secured convertible notes payable	-	(1,439,754)
Fractional shares paid out in cash for the reverse stock split	(260)	-
Net cash provided by financing activities	852,635	8,295,746
Effect from foreign currency exchange	155,454	57,845
Net (decrease) increase in cash and cash equivalents	(2,764,702)	3,270,978
Cash and cash equivalents at beginning of period	3,892,919	1,885,628
Cash and cash equivalents at end of period	$1,128,217	$5,156,606

Noncash financing and investing activities
Uncollected proceeds from at-the-market offering, net of issuance costs	$43,387	$-
Conversion of senior secured convertible notes to common stock	$-	$2,441,691

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

Between 2021 and 2024, we expanded our intellectual property portfolio through transactions with our controlling shareholders, including Ainos, Inc., a Cayman Islands company (“Ainos KY”) and Taiwan Carbon Nano Technology Corporation (“TCNT”). These transactions included acquisitions and license agreements primarily involving patents and patent applications related to our AI Nose platform and point-of-care testing (“POCT”) technologies.

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

At-the-Market Offering Agreement

On May 31, 2024, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC(the “Agent”), pursuant to which the Company may issue and sell, from time to time, shares of its Common Stock, depending on market demand, with the Agent acting as the sales agent or principal (the “ATM Offering”). Sales of the Common Stock may be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the Nasdaq Capital Market. The Agent will use its commercially reasonable efforts to sell the Shares requested by the Company to be sold on its behalf, consistent with the Agent’s normal trading and sales practices, under the terms and subject to the conditions set forth in the ATM Agreement. The Company has no obligation to sell any of the Shares. The Company may instruct the Agent not to sell the Shares if the sales cannot be effected at or above the price designated by the Company from time to time and the Company may at any time suspend sales pursuant to the ATM Agreement.

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

As of September 4, 2025, the Company sold an aggregate of 652,254 shares of the Company’s common stock under the ATM facility and received $1,769,258 in net proceeds, after deducting commissions and expenses.

On September 5, 2025, the Company filed a prospectus supplement to amend the Prospectus to update the amount of shares the Company is eligible to sell pursuant to such prospectus. The Company increased the amount of shares of Common Stock it may offer and sell under the Sales Agreement to an aggregate offering price of up to $874,496 from time to time through Wainwright. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a public primary offering with a value exceeding one-third of our public float in any 12-month calendar period so long as our public float remains below $75.0 million.

Between September 5, 2025 and September 30, 2025, the Company sold an aggregate of 22,613 shares of the Company’s common stock under the ATM facility and received $83,637 in net proceeds, after deducting commissions and expenses.

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

In the opinion of management, the accompanying condensed financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2025, or any other period.

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

Liquidity

As of September 30, 2025, the Company had cash and cash equivalents of $1,128,217. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity, and/or debt financing arrangements. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

On May 31, 2024, the Company entered into an At-the-Market Offering Agreement, or sales agreement, with H.C. Wainwright & Co., LLC or Wainwright, pursuant to which the Company may issue and sell, from time to time, shares of its common stock, the aggregate market value of Shares eligible for sale in the Offering and under the ATM Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. The prospectus supplement filed with the SEC on July 11, 2024, is offering Shares having an aggregate offering price of $1,840,350.

On September 5, 2025, the Company filed a prospectus supplement to amend the Prospectus to update the amount of shares the Company is eligible to sell pursuant to such prospectus. The Company increased the amount of shares of Common Stock it may offer and sell under the Sales Agreement to an aggregate offering price of up to $874,496 from time to time through Wainwright. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a public primary offering with a value exceeding one-third of our public float in any 12-month calendar period so long as our public float remains below $75.0 million.

As of September 30, 2025, the Company sold 674,867 shares of common stock under At-the-Market Offering Agreement, resulting in net proceeds of approximately $1,852,895.

For the nine months ended September 30, 2025, the Company generated a net loss of $10,302,714. The Company expects to continue incurring development expenses for the next twelve months as the Company advances its product development plans.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and has an accumulated deficit as of September 30, 2025 of $63,052,030 and expects to incur additional losses and negative operating cash flows for at least the next twelve months. The Company’s ability to meet its obligations is dependent upon its ability to generate sufficient cash flows from operations and future financing transactions. Although management expects the Company will continue as a going concern, there is no assurance that management’s plans will be successful since the availability and amount of such funding is not certain. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Impairment of Intangible Assets

The Company reviews its definite-lived intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the carrying value of the asset or asset group. If impairment exists, the assets are written down to their estimated fair value. No impairment of definite-lived intangible and long-lived assets was recorded for the three and nine months ended September 30, 2025 and 2024.

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

3. Cash and Cash Equivalents

As of September 30, 2025 and December 31, 2024, cash and cash equivalents consisted of cash on hand and cash in bank which is potentially subject to concentration of credit risk. Such balance is maintained at financial institutions that management determines to be of high-credit quality. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation in the U.S.A or Central Deposit Insurance Corporation in Taiwan up to certain limits. At times, such deposits may be in excess of the insurance limit. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of September 30, 2025 and December 31, 2024, the Company had approximately $10,700 and $212,400 in excess of FDIC insured limits, respectively. The Company maintains cash in state-owned banks in Taiwan. In Taiwan, the insurance coverage of each bank is NTD$3,000,000 (approximately USD$98,500). As of September 30, 2025 and December 31, 2024, the Company had $740,100 and $3,311,000 cash in excess of the insured amount, respectively. The Company has not experienced any losses in such accounts.

4. Inventory

Inventory stated at cost, net of reserve, consisted of the following:

	September 30,	December 31,
	2025	2024
Raw materials	$94,072	$74,875
Work in process	1,218	1,131
Finished goods	71,593	67,750
Total	$166,883	$143,756

5. Convertible Notes Payable and Other Notes Payable

As of September 30, 2025 and December 31, 2024, the respective notes payable were as follows:

	September 30, 2025	December 31, 2024
March 2025 Convertible Notes, related party – noncurrent (ASE Note)	$2,000,000	$-
March 2025 Convertible Notes, related party – current (ASE Note)	-	2,000,000
March 2025 Convertible Notes – current (Lee Note)	-	1,000,000
May 2027 Convertible Notes, related party – noncurrent (ASE Note)	9,000,000	9,000,000
	$11,000,000	$12,000,000

May 2027 Convertible Notes and Warrant Purchase Agreement

On May 3, 2024, The Company entered into Convertible Note and Warrant Purchase Agreement with the ASE Test, Inc. (“ASE”), a shareholder of Ainos KY, for the issuance of convertible promissory notes with 6% compound interest in the aggregate principal amount of $9,000,000 (collectively the “Notes”) convertible into shares of common stock, par value $0.01 per share, of the Company, payable three (3) years from May 3, 2024 as well as the issuance of warrants for the purchase of up to 500,000 shares of common stock at a price per share of $22.50, exercisable until May 3, 2029. As of September 30, 2025, the Company received the full amount of the payment.

March 2025 Convertible Notes

On March 13, 2023, the Company entered into two convertible promissory note purchase agreements pursuant to Regulation S of the Securities Act of 1933, as amended, in the total principal amount of $3,000,000 with the following investors (the “March 2025 Convertible Notes” or “Notes”).

Convertible Note Issued to Li-Kuo Lee (the “Lee Note”)

The Company issued a convertible note in the principal amount of $1,000,000 to an unrelated party, Li-Kuo Lee, in exchange for $1,000,000 in cash. As of September 30, 2025, the Company received the full amount of the payment.

On March 12, 2025, the Company entered into an amendment to the Convertible Note (the “Convertible Note Amendment”) with Li-Kuo Lee to extend the maturity date to May 13, 2025.

On April 30, 2025, the Company repaid the full principal with accrued interest aggregate amount of $1,132,650.

Convertible Note Issued to ASE Test, Inc. (the “ASE Note”)

Pursuant to one of the aforementioned agreements, ASE Test, Inc., a shareholder of Ainos KY, committed to pay a total aggregate amount of $2,000,000 to the Company in exchange for convertible promissory note(s) in three tranches in the amounts of $1,000,000 (the “First Tranche”), $500,000 (the “Second Tranche”), and $500,000 (the “Third Tranche”) conditioned, among other things, on the Company achieving certain business milestones. As of September 30, 2025, the Company received the full amount of the payment.

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

The March 2025 Convertible Notes bear interest at the rate of 6% compounded interest per annum. At any time after the issuance and before the maturity date, the Notes are convertible into the common stock of the Company at the conversion price from $22.50 to $37.50 per share, subject to anti-dilutive adjustment as set forth in the Notes. Unless previously converted, the Company shall repay the outstanding principal amount plus all accrued and unpaid interest on the maturity date. The Notes shall be an unsecured general obligation of the Company.

The total interest expense of convertible notes payable and other notes payable for the three and nine months ended September 30, 2025 was $176,426 and $534,417 respectively, compared with the same period in year 2024 was $185,078 and $349,292, respectively. As of September 30, 2025 and December 31, 2024, the unpaid accrued interest expense was $1,053,035 and $651,268, respectively.

6. Stockholders’ Equity

Reverse Stock Splits

To comply with Nasdaq’s minimum $1.00 per share continued listing rules, the Company filed a Certificate of Amendment to its Restated Certificate of Formation on May 16, 2025, to apply for reverse stock split of the Company’s common stock at a ratio of 1-for-5 which was effectuated on June 30, 2025 after receiving required approvals.

Preferred Stock

The Company increased authorized shares of preferred stock from 10,000,000 shares to 50,000,000 shares upon the filing of an amendment to the Company’s Certificate of Formation with the Secretary of State of Texas on November 27, 2023. No shares of preferred stock were issued and outstanding as of September 30, 2025 and December 31, 2024.

Common Stock

During the nine months ended September 30, 2025, the Company issued an additional 1,708,320 shares of common stock as a result of delivering 634,966 shares to settle vested RSUs, 350,500 shares to settle vested special stock awards, 674,867 shares to settle for the ATM Offering, 48,086 shares to compensate consultant but the shares were offset by fractional 99 shares paid out in cash for the reverse stock split. As of September 30, 2025, there were 4,793,797 shares of common stock legally issued and outstanding, and about 12,651 shares to be issued in the ATM Offering.

Warrants

Warrants issued and outstanding in connection with financing as of September 30, 2025 and December 31, 2024 are summarized as below:

	September 30,	December 31,
(In number of shares)	2025	2024
Lind Warrant with exercise price from $10.80 to $22.50	240,388	240,388
Public warrant with exercise price of $106.25	35,880	35,880
Representative’s warrant with exercise price of $116.875	1,560	1,560
Placement agent warrant with exercise price of $41.25	4,125	4,125
ASE Warrant with exercise price of $22.50	100,000	100,000
Total	381,953	381,953

The Company issued the Lind Warrants on September 28, 2023 in connection with the private placement of the Lind Note. The Company further issued 4,125 shares of warrants with an exercise price of $41.25 per share to the placement agent as the agent fee. Each warrant has a contractual term of 5 years and can be exercised for the purchase of one share of common stock of the Company. The carrying amount of the Lind Warrant is nil after allocating proceeds to the Lind Note measured at fair value. The fair value of the placement agent warrant is estimated to be $21,479 using the Black-Scholes Model.

As disclosed in Note 1, the Company issued public warrants together with common stock in connection with its underwritten public offering effective August 8, 2022. The Company further issued private warrants to Maxim Group LLC as representative of the underwriter pursuant to an underwriting agreement. Each warrant has a contractual term of 5 years, expiring on August 8, 2027, and can be exercised for the purchase of one share of common stock of the Company.

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

As of September 30, 2025, none of the warrants have been exercised nor have they expired.

7. Revenue

Revenue is recognized upon shipment of products based upon contractually stated pricing at standard payment terms within 30 to 60 days. The revenue generated by product sales is recognized at a point in time.

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

Nil and $106,329 of contract liabilities were recorded for the cash received in advance from customers as of September 30, 2025 and December 31, 2024, respectively.

The Company recognized the revenue from sales of VOC sensing products related to NISD co-development during the nine months ended September 30, 2025 and 2024 that was included in the contract liability balance at the beginning of each period were $112,349 and nil, offset by exchange rate fluctuation, respectively.

Return Allowances

Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in “Accrued expenses and others current liabilities.”

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

8. Share-Based Compensation

2023 Stock Incentive Plan

The Company effectuated an amendment to its 2021 Stock Incentive Plan, now restated as the Company 2023 Stock Incentive Plan (the “2023 SIP” or “Plan”), which includes, among other things, a change in the number of reserved shares under the Plan. Under the 2023 SIP, subject to a change in capital structure or a change in control, the aggregate number of shares which may be issued or transferred pursuant to awards under the Plan will be equal to up to twenty percent (20%) of shares of outstanding common stock of the Company existing as of December 31st of the previous calendar year (the “Plan Share Reserve”). Upon the effectiveness of the 2023 SIP on June 14, 2023, the aggregate number of shares which may be issued pursuant to awards under the Plan is 174,215 shares of common stock, including shares that remained available for grant under the 2021 Stock Incentive Plan. On July 19, 2024, the Company filed Form S-8 to increase the aggregate number of shares may be issued to 189,286 shares of common stock including shares that remained available for grant under the 2021 Stock Incentive Plan. On April 4, 2025, the Company filed Form S-8 to increase the aggregate number of shares that may be issued to 617,095 shares of common stock. As of September 30, 2025, 980,326 shares have been granted under the 2023 SIP.

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

Restricted Stock Units (“RSUs”)

RSUs entitle the recipient to be paid out an equal number of common stock shares upon vesting. The fair value of RSUs is based on market price of the underlying stock on the date of grant. A summary of the Company’s RSUs activity and related information for the three and nine months ended September 30, 2025 and for the three and nine months ended September 30, 2024 were as follows:

	2025		2024
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1	17,966	$27.54	190,860	$21.97
RSUs granted	-	$-	-	$-
RSUs vested	(1,174)	$277.48	(26,792)	$28.68
RSUs forfeited	-	$-	(1,190)	$17.29
Unvested balance at March 31	16,792	$10.06	162,878	$20.90
RSUs granted	540,000	$2.40	-	$-
RSUs vested	(540,000)	$2.40	-	$-
RSUs forfeited	-	$-	(882)	$20.81
Unvested balance at June 30	16,792	$10.06	161,996	$20.90
RSUs granted	77,000	$3.82	189,286	$2.65
RSUs vested	(93,792)	$4.94	(53,605)	$9.54
RSUs forfeited	-	$-	(1,680)	$17.29
Unvested balance at September 30	-	$-	295,997	$11.31

Stock Options and Warrants

During the three and nine months ended September 30, 2025 and 2024, no shares were granted, forfeited, expired, or exercised. As of September 30, 2025, there were 1,466 shares in the form of stock options and 1,206 shares in the form of warrants outstanding, and 1,466 shares of the options and 1,206 shares of the warrants are vested and exercisable.

Share-Based Compensation Expense

Shared-based compensation expense for the three and nine months ended September 30, 2025 was $348,356 and $1,728,055, respectively, compared to the three and nine months ended September 30, 2024 amount of $470,791 and $1,318,868, respectively.

As of September 30, 2025, the total unrecognized compensation cost related to outstanding RSUs, stock options and warrants was nil, which the Company expects to recognize over a weighted-average period of nil.

9. Income Taxes

The Company did not record a federal, state, or foreign income tax provision or benefit for the three months ended September 30, 2025 and 2024 due to the expected loss before income taxes to be incurred for the years ended December 31, 2025 and 2024, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets due to its historical deficit.

10. Net Loss per Common Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to common stockholders, basic and diluted	$(2,931,702)	$(3,699,317)	$(10,302,714)	$(10,209,149)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	4,554,359	2,255,843	3,954,762	1,573,799
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(1.64)	$(2.61)	$(6.49)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	Three Months Ended September 30,		Year Ended September 30,
	2025	2024	2025	2024
Option and RSUs to purchase common stock	1,466	297,463	1,466	297,463
Warrants to purchase to common stock	383,159	383,159	383,159	383,159
Convertible note to purchase common stock	535,689	496,112	535,689	496,112
Total potential shares	920,314	1,176,734	920,314	1,176,734

11. Related Party Transactions

The following is a summary of related party transactions that met our disclosure threshold:

Working Capital Advances

The proceeds of the KY Note and ASE Note (see Note 5) were used for working capital advances. The total interest expense incurred in relation to the notes for the three and nine months ended September 30, 2025 were $176,426 and $512,995, respectively, compared to $168,950 and $301,805, respectively, for the three and nine months ended September 30, 2024. As of September 30, 2025 and December 31, 2024, unpaid accrued interest expenses were $1,053,035 and $540,039, respectively.

The Company paid off the KY Note during 2023 and 2024.

Product Co-development Agreement

Pursuant to a five-year Product Co-development Agreement effective on August 1, 2021 (the “Product Co-Development Agreement”) with TCNT, the development expenses incurred were $84,060 and $257,732 for the three and nine months ended September 30,2025, compared to $98,823 and $290,661 for the three and nine months ended September 30, 2024, respectively. The fee for non-exclusive use of patents were $149,504 and $457,517 for the three and nine months ended September 30, 2025, compared to $286,675 and $856,537 for the three and nine months ended September 30, 2024, respectively. Advance payment $103,783 and $ 120,869 as of September 30, 2025 and December 31, 2024, respectively.

12. Commitments and Contingencies

The Company operates in an industry characterized by extensive patent litigation. Competitors may claim that the Company’s products infringe upon their intellectual property. Resolution of patent litigation or other intellectual property claims is typically time consuming and costly and can result in significant damage awards and injunctions that could prevent the manufacture and sale of the affected products or require the Company to make significant royalty payments in order to continue selling the affected products. As of September 30, 2025, there were no such commitments or contingencies.

13. Subsequent Events

Additional ATM offering

During the period from October 1, 2025 to November 13, 2025, the Company sold 18,837 shares of common stock under the At-the-Market Offering Agreement, resulting in net proceeds of approximately $68,151.

Entry into a Material Definitive Agreement

On October 15, 2025, the Company and TCNT entered into the fourth addendum to the Product Development Agreement to amend the fee for the exclusive use of patents of $50,000 per month (plus 5% sales tax) for a two-year period starting from October 16, 2025 instead of one year starting from October 16, 2024. The parties may negotiate payment terms and subsequent licensing methods thereafter.

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

Our products are at different stages of development. For AI Nose, we expect to enter commercial pilot phase across industrial, robotics, and long-term care environments over the second half of 2025. For VELDONA, our oral interferon platform, we plan to enter Taiwan clinical trials for two lead indications, HIV-related oral warts, and Sjögren’s syndrome. The HIV oral wart program has received Orphan Drug Designation from the U.S. FDA. Our POCT portfolio includes clinical-stage tools such as Ainos Flora, while legacy products, including our COVID-19 test kits, have been discontinued.

1. AI Nose – Digital Olfaction Platform

AI Nose is our proprietary digital olfaction platform. We develop integrated hardware solutions with third-party gas sensors and our AI algorithm which we refer to as the smell language model (SLM). It aims to digitize scent and volatile organic compound (VOC) profiles into structured data (“Smell ID”) for analysis and classification. Backed by our extensive scent data moat and medtech expertise, AI Nose aims to deliver continuous monitoring, predictive analytics, and instant alerts to enhance safety, quality, and efficiency. To be delivered as SmellTech-as-a-Service, it aims to offer subscription access to ongoing scent intelligence, analytics, and real-time alerts, turning the invisible into strategic advantage.

While we initially applied AI Nose in healthcare through point-of-care testing (POCT) devices, we are actively expanding its use into industrial and robotics settings. Through September 2025, we have formed several strategic partnerships to deploy AI Nose across a range of industrial environments. Aligned with this strategy, in the third quarter 2025, we launched our AI Nose modules for industrial applications and showcased the product in Automation Taipei and Semicon Taiwan.

We are working with ugo, Inc., a Japanese robotics company, to integrate AI Nose into autonomous robots for environmental monitoring, safety, and healthcare support. We are working with ugo to pilot deploy service robots equipped with AI Nose at seven industrial sites in Japan, spanning pharmaceutical manufacturing, facility management, energy operations, power substations, and water treatment plants. We believe this marks an important milestone in robotic perception, blending olfactory sensing with industrial AI.

With ASE Technology Holding Co., Ltd. (“ASEH”), a Taiwan-based global semiconductor packaging and testing company, we are targeting AI Nose deployment across key manufacturing sites to enable real-time anomaly detection and process monitoring. In August 2025, we signed a three-year subscription-based order, valued at $2.1 million, to deploy 1,400 AI Nose units across ASEH’s three manufacturing sites.

We are partnering with Topco Scientific Co., Ltd. (“Topco”), one of Taiwan’s leading semiconductor solution providers, to accelerate the commercialization of our AI Nose platform, leveraging Topco’s extensive global network across semiconductors, optoelectronics, renewable energy, and healthcare industries.

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

As of September 30, 2025, we had available cash and cash equivalents of $1,128,217. We anticipate business revenues and external financing options, if necessary, to fund our operations over the next twelve months. We have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” for additional information. To finance our continuing operations, we will need to raise additional capital, which cannot be assured.

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

Effective at market open on June 30, 2025, the Company’s common stock began trading on a split-adjusted basis on Nasdaq.

Results of Operations for Quarter Ended September 30, 2025 (“Q3 2025”) and September 30, 2024 (“Q3 2024”):

	The three months ended Sep 30,		Change
	2025	2024	Amount	%
Revenues	2,167	-	2,167	-%
Cost of revenues	(477)	(547)	70	(13)%
Gross profit (loss)	1,690	(547)	2,237	(409)%
Operating expenses:
Research and development expenses	1,990,630	2,022,244	(31,614)	(2)%
Selling, general and administrative expenses	795,253	1,015,758	(220,505)	(22)%
Total operating expenses	2,785,883	3,038,002	(252,119)	(8)%
Loss from operating	(2,784,193)	(3,038,549)	254,356	(8)%

Non-operating income (expenses), net
Interest expenses	(176,584)	(264,642)	88,058	(33)%
Issuance cost of senior secured convertible note measured at fair value	-	(169,344)	169,344	(100)%
Fair value change for senior secured convertible note	-	(177,212)	177,212	(100)%
Other income (expenses), net	29,075	(49,570)	78,645	(159)%
Total non-operating expenses, net	(147,509)	(660,768)	513,259	(78)%

Net loss before income taxes	(2,931,702)	(3,699,317)	767,615	(21)%
Provision for income taxes	-	-	-	-%
Net loss	(2,931,702)	(3,699,317)	767,615	(21)%

Revenues, Cost and Gross Loss

The Company reported $2,167 and nil in revenue in Q3 2025 and Q3 2024, respectively, from product sales of VELDONA pet supplements in Taiwan. The increase was due to include sales volume of VELDONA pet supplements and exchange rate fluctuation, while we were advancing pilot programs for our AI Nose platform during this quarter.

The cost of revenue related to product sales in Q3 2025 was $477 compared to $547 in Q3 2024. The decrease in cost of revenue was due to lower produce volume for VELDONA pet supplements during the reporting period, as the Company shifts operational focus to AI Nose platform.

Gross profit from product sales in Q3 2025 was $1,690 as compared to $547 gross loss from product sales in Q3 2024. The increase in gross profit was due to increase the sale volume.

Research and Development (R&D) Expenses

R&D expenses in Q3 2025 and Q3 2024 were $1,990,630 and $2,022,244, respectively. The decrease of $31,614 (2%) was due to reduced expenses associated with co-research for technology partially offset by increased product and staffing expenditures (including share-based compensation). We expect that our R&D expenses related to clinical trials will continue to grow as we further develop AI Nose, VOC POCT and VELDONA drug candidates.

The share-based compensation expense and the depreciation and amortization expense in Q3 2025 and Q3 2024 were $1,378,248 and $1,305,461, respectively. When excluding these non-cash expenses, R&D expenses decreased to $612,382 in Q3 2025 from $716,783 in Q3 2024.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $795,253 and $1,015,758 in Q3 2025 and Q3 2024, respectively, reflecting a decrease of $220,505 (22%) due to a significant decrease in share-based compensation, D&O insurance fee and SEC reporting related fees.

The share-based compensation expense and the depreciation and amortization expense in Q3 2025 and Q3 2024 were $176,749 and $377,020 respectively. When excluding these non-cash expenses, SG&A expenses decreased to $618,504 in Q3 2025 compared to $638,738 in Q3 2024.

Operating Loss

The Company’s operating loss was $2,784,193 and $3,038,549 in Q3 2025 and Q3 2024, respectively, reflecting a $254,356 (8%) decrease in operating loss between the reporting periods. We continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Interest Expense and Issuance Cost of Convertible Note

In Q3 2025, interest expense was $176,584 compared to $264,648 in Q3 2024. The decrease in interest expense was due to the company paid off Lee’s convertible note, the convertible note of principal amount is decrease.

Net Loss

Net loss was $2,931,702 in Q3 2025 compared to $3,699,317 in Q3 2024, resulting in a $767,615 (21%) decrease in net loss attributable to our shareholders of common stock. The net loss was due to expanding operating expense as we continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Results of Operations for Nine Months Ended September 30, 2025 (“first nine months 2025”) and September 30, 2024 (“first nine months 2024”):

	Nine months ended Sep 30,		Change
	2025	2024	Amount	%
Revenues	113,037	20,729	92,308	445%
Cost of revenues	(19,647)	(52,674)	33,027	(63)%
Gross profit (loss)	93,390	(31,945)	125,335	(392)%
Operating expenses:
Research and development expenses	5,626,514	6,085,648	(459,134)	(8)%
Selling, general and administrative expenses	4,159,627	3,090,056	1,069,571	35%
Total operating expenses	9,786,141	9,175,704	610,437	7%
Loss from operating	(9,692,751)	(9,207,649)	(485,102)	5%

Non-operating income (expenses), net
Interest expenses	(534,986)	(432,097)	(102,889)	24%
Issuance cost of senior secured convertible note measured at fair value	-	(308,336)	308,336	(100)%
Fair value change for senior secured convertible note	-	(275,624)	275,624	(100)%
Other income (expenses), net	(74,977)	14,557	(89,534)	(615)%
Total non-operating expenses, net	(609,963)	(1,001,500)	391,537	(39)%

Net loss before income taxes	(10,302,714)	(10,209,149)	(93,565)	1%
Provision for income taxes	-	-	-	-%
Net loss	(10,302,714)	(10,209,149)	(93,565)	1%

Revenues, Cost and Gross Loss

The Company reported $113,037 and $20,729 in revenue in the first nine months of 2025 and the first nine months of 2024, respectively, from product sales of VELDONA pet supplements in Taiwan and VOC sensing products related to NISD co-development. The increase in revenue was due to realization of $112,349 in revenues from sales of VOC sensing products related to NISD co-development.

The cost of revenue related to product sales in the first nine months of 2025 was $19,647 compared to $52,674 in the first nine months of 2024. The decrease in cost of revenue was due to a change in product compositions.

The share-based compensation expense and the depreciation expense for manufacturing in the first nine months of 2025 and the first nine months of 2024 were nil and $9,032, respectively. When excluding these non-cash cost, cost of revenue decreased to $19,647 in the first nine months of 2025 compared to $43,642 in the first nine months of 2024.

Gross profit from product sales in the first nine months of 2025 was $93,390 as compared to $31,945 gross loss from product sales in the first nine months of 2024. The increase in gross profit was due to increase of sales volume of VEDONA pet supplements and a change in product compositions.

When excluding these non-cash costs, gross profits were $93,390 in the first nine months of 2025 compared to $22,913 gross loss in the first nine months of 2024.

Research and Development (R&D) Expenses

R&D expenses in the first nine months of 2025 and the first nine months of 2024 were $5,626,514 and $6,085,648, respectively. The decrease of $459,134 (8%) was due to decreased expenses associated with clinical trial fees, co-research for technology and product and staffing expenditures (including share-based compensation) offset by increased patent application and maintenance fee. We expect that our R&D expenses related to clinical trials will continue to grow as we further develop AI Nose, VOC POCT and VELDONA drug candidates.

The share-based compensation expense and the depreciation and amortization expense in the first nine months of 2025 and the first nine months of 2024 were $3,780,461 and $3,866,581, respectively. When excluding these non-cash expenses, R&D expenses decreased to $1,846,053 in the first nine months of 2025 from $2,219,067 in the first nine months of 2024.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $4,159,627 and $3,090,056 in the first nine months of 2025 and the first nine months of 2024, respectively, reflecting an increase of $1,069,571 (35%) due to a significant increase in share-based compensation offset by a decrease in professional expenses, D&O insurance fee and SEC related fees.

The share-based compensation expense and the depreciation and amortization expense in the first nine months of 2025 and the first nine months of 2024 were $2,387,907 and $1,053,642 respectively. When excluding these non-cash expenses, SG&A expenses decreased to $1,771,720 in the first nine months of 2025 compared to $2,036,414 in the first nine months of 2024.

Operating Loss

The Company’s operating loss was $9,692,751 and $9,207,649 in the first nine months of 2025 and the first nine months of 2024, respectively, reflecting a $485,102 (5%) increase in operating loss between the reporting periods. This increase reflects our continued to invest resources to execute our growth strategy and advance our product roadmap to improve our profitability.

Interest Expense and Issuance Cost of Convertible Note

In the first nine months of 2025, interest expense was $534,986 compared to $432,097 in the first nine months of 2024. The increase in interest expense was due to accrued interest for convertible notes issued in May 2024 has a higher principal amount compared to the same period in 2024.

Net Loss

Net loss was $10,302,714 in the first nine months of 2025 compared to $10,209,149 in the first nine months of 2024, resulting in a $93,565 (1%) increase in net loss attributable to our shareholders of common stock. The net loss was due to expanding operating expense as we continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, the Company had available cash of $1,128,217 and $3,892,919, respectively.

The following table summarizes our cash flow during the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30,
	2025	2024
Net cash used in operating activities	(3,759,679)	(4,944,036)
Net cash used in investing activities	(13,112)	(138,577)
Net cash provided by financing activities	852,635	8,295,746

Operating activities:

Cash used in operating activities decreased by $1,184,357 during the first nine months of 2025 compared to the first nine months of 2024. Our net loss for the first nine months of 2025 increased by $93,565 primarily due to the company expanding operating expense. The operating cash outflow as a result of changes in operating assets and liabilities was mainly attributable to:

●	Non-cash expenses including share-based compensation, depreciation and amortization, issuance cost of secured convertible note, and change in fair value of senior secured convertible note, issuance common stock for paying consulting fees increased approximately by $805,100;
●	Working capital injected into accounts receivable, inventories and other current assets decreased by approximately $199,400; and
●	Working capital injected into accrued expenses, operating lease liabilities, contract liabilities and other current and long-term liabilities increased by approximately $672,100.

Investing activities

Cash used for investing activities were $13,112 and $138,577 during the first nine months of 2025 and the first nine months of 2024, respectively. The increase was due to a reduction in refundable deposits and other noncurrent assets offset by increase in purchases of property and equipment.

Financing activities

Cash provided by financing activities were $852,635 and $8,295,746 during the first nine months of 2025 and the first nine months of 2024, respectively. The $7,443,111 decrease was primarily reflected by the following:

●	Proceeds from convertible notes and other notes payable financing decreased by $9,875,000; and
●	Proceeds from at-the-market offering, net of issuance costs increased by $1,852,895; and
●	Payments of issuance cost of senior secured convertible note measured at fair value decreased by $97,500.
●	Repayments of convertible note increased by $1,000,000.
●	Repayments of senior secured convertible note decrease by $1,439,754
●	Repayments of other note decreased by $42,000
●	Fractional shares paid out in cash for the reverse stock split increase by $260

In the near-term, we expect to invest in our product development and clinical trial activities to advance our product pipeline. We may also increase our sales and marketing efforts.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

AINOS, INC.

Date: November 13, 2025	By:	/s/ Chun-Hsien Tsai
Chun-Hsien Tsai, Chairman of the Board, President, and Chief Executive Officer

Date: November 13, 2025	By:	/s/ Hsin-Liang Lee
Hsin-Liang Lee, Chief Financial Officer

