Form 10-K
period 2025-12-31
Ainos, Inc.
filed 2026-03-30
CIK 1014763

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2025

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

Commission File Number 001-41461

AINOS, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1974352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3050 Post Oak Blvd, Suite 510-T80 Houston, TX	77056
(Address of principal executive offices)	Zip Code

Issuer’s telephone number, including area code:	(281)898-6586

Securities registered under Section 12(b) of the Exchange Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AIMD	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
Common Stock Purchase Warrants	AIMDW	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

As of June 30, 2025, the aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing price of $2.83 for the Registrant’s common stock on June 30, 2025, as reported on Nasdaq Capital Market, was approximately $4.4 million. Shares of common stock held by officers, directors and each shareholder owning 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

As of March 30, 2026, there were issued and outstanding 7,266,011 shares of the registrant’s common stock, par value $0.01, which is the only class of common or voting stock of the registrant.

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

ITEM 1. BUSINESS.

Overview

Ainos, Inc. (the “Company”), incorporated in the State of Texas in 1984, is a dual-platform company advancing artificial intelligence–based smelltech technologies and immune therapeutics. Our primary strategic focus is the commercialization of our proprietary scent digitization platform, AI Nose, while we also continue to develop therapeutic assets based on our low-dose oral interferon program, VELDONA®.

Our core technology platform, AI Nose, is an AI-based electronic olfaction system that integrates gas sensor arrays with proprietary artificial intelligence models, which we refer to as a smell language model (“SLM”), to digitize scent and volatile organic compound (“VOC”) signals into Smell ID, a machine-readable data format. AI Nose is initially developed in healthcare-related settings, including point-of-care testing (“POCT”). These early healthcare applications shaped the platform’s sensor architecture, data models, and system calibration.

Building on this foundation, we are expanding the application of AI Nose into industrial environments, where we believe real-time environmental sensing, anomaly detection, and operational monitoring are important. Current and planned use cases include industrial applications across semiconductor manufacturing, robotics, and smart manufacturing settings. We believe the underlying scent digitization architecture of AI Nose is adaptable across a range of industrial and non-industrial verticals, and we continue to evaluate additional application opportunities based on partner engagement and deployment experience.

We are advancing the AI Nose platform through partner-led deployments, with a strategy focused on platform scalability, data-driven performance improvement, and integration into existing industrial ecosystems. Our approach emphasizes expanding the role of scent as a machine-readable data modality alongside vision and sound, while maintaining flexibility to address diverse operational requirements.

Separately, we continue to develop VELDONA®, our low-dose oral interferon platform, targeting selected rare, autoimmune, and infectious disease indications. Our VELDONA® programs include candidates for the treatment of oral warts in HIV-positive patients, Sjögren’s syndrome, and feline chronic gingivostomatitis (“FCGS”). We have conducted research and development activities related to VELDONA® since our inception.

Our Technologies

AI Nose Platform (AI-Powered Scent Digitization SmellTech)

AI Nose is our core artificial intelligence–based scent digitization SmellTech platform designed to enable machines to detect, classify, and interpret scent and volatile organic compound (“VOC”) signals in real time. While artificial intelligence has broadly adopted vision and sound as primary data modalities, smell remains a largely underrepresented perception layer for machines. We are developing AI Nose to address this gap by translating complex scent signals into a structured, machine-readable data format.

Our targeted revenue sources include sales of AI Nose hardware systems and recurring service-based offerings associated with our SmellTech platform.

AI Nose differs from conventional gas sensors in that it is positioned as a connected, trainable SmellTech sensing platform rather than a single-purpose detection component. The system combines portable sensor hardware capable of parts-per-billion–level sensitivity with cloud connectivity and proprietary artificial intelligence models. This architecture enables centralized data aggregation, remote model updates, and performance refinement over time. Unlike fixed-function sensors calibrated for specific compounds, AI Nose is designed to support ongoing training and adaptation as additional scent data are collected across deployments.

The AI Nose platform integrates gas sensor arrays with our proprietary artificial intelligence models, which we refer to as smell language model (“SLM”), to digitize scent signals into Smell ID, a structured digital data format designed to support computational analysis, comparison, and learning across applications and environments. The SLM is designed to classify and contextualize scent data and to enable learning across different operating conditions using a trainable data framework. Through continued development of the SLM, we are working to treat scent data as an AI-native data asset that can be applied across multiple use cases and deployment models.

AI Nose was initially developed in healthcare-related environments, including point-of-care testing (“POCT”) and healthcare monitoring use cases such as ventilator-associated pneumonia, women’s vaginal health, and selected sexually transmitted infections. These early applications required reliable operation in variable clinical settings and influenced the design of the platform’s sensor architecture, signal processing pipeline, data labeling methodology, and model training framework. Development in healthcare settings also contributed to calibration, quality control, and validation processes that are applicable across other operating environments. Based on this foundation, AI Nose is designed to detect and analyze target VOC patterns with parts-per-billion sensitivity within short time frames, supporting non-invasive and timely monitoring applications.

Building on this healthcare foundation, we have expanded the application of AI Nose into industrial environments, where continuous environmental sensing, anomaly detection, and operational monitoring are important. Current and targeted industrial applications include deployments across semiconductor manufacturing, robotics, and smart manufacturing settings. In these environments, AI Nose is designed to function as a modular sensing component supporting safety-related detection, process awareness, and environmental monitoring.

During 2025, we expanded the AI Nose industrial ecosystem through collaborations supporting pilot deployments. These deployments generate real-world scent data across diverse operating conditions, which we use to refine models, improve classification performance, and broaden the range of detectable patterns. We believe this process creates a data-driven feedback loop, whereby increased deployment generates additional Smell ID data that supports ongoing model improvement and broader applicability of the platform. As part of our industrial commercialization efforts, in 2025 we secured an initial commercial deployment under a multi-year subscription agreement with a leading semiconductor packaging and testing company involving AI Nose within manufacturing environments.

In addition to industrial applications, we continue to evaluate healthcare-adjacent use cases, including senior care, women’s vaginal health, selected sexually transmitted infections, and environmental control and monitoring in hospital operations, where non-invasive and continuous sensing capabilities may support monitoring and safety-related applications.

To support the continued development and scaling of the AI Nose platform, we operate ScentAI Inc. (“ScentAI”), a wholly owned subsidiary focused on advancing the SLM algorithm, with Ainos focusing on hardware, deployment, and data generation.

Point-of-Care Testing (POCT)

Our point-of-care testing (“POCT”) development activities incorporate multiple detection approaches, including volatile organic compound (“VOC”) sensing, lateral flow immunochromatographic assays, and nucleic acid–based methods. Current POCT development efforts emphasize applications that leverage VOC sensing capabilities derived from the AI Nose platform. While initially developed for ventilator-associated pneumonia, our planned POCT pipeline also includes applications in senior care hygiene monitoring, women’s vaginal health, and selected sexually transmitted infections. We continue to evaluate lateral flow and nucleic acid technologies for selected disease indications as part of our broader technology portfolio.

VELDONA® (Low-Dose Oral Interferon Platform)

VELDONA® is our low-dose oral interferon alpha formulation delivered to the oral cavity and designed to modulate immune responses through the oral mucosa. Interferons are naturally occurring proteins produced by host cells in response to pathogens and play a role in immune signaling. The VELDONA® formulation is intended to enable immune modulation at low doses, with the objective of reducing the risks and side effects commonly associated with higher-dose interferon therapies.

Since our inception, we have conducted research and development of low-dose oral interferon across human and animal health applications. To date, we have completed 68 human clinical studies evaluating low-dose oral interferon alpha, including Phase 1, Phase 2, and Phase 3 studies. Of these, 63 were Phase 2 trials that evaluated safety, tolerability, and potential therapeutic effects across multiple indications.

In addition, we have conducted 28 preclinical and animal studies evaluating low-dose oral interferon across a range of species. These studies assessed immune-related effects and explored potential applications in both companion and production animals. Results from these studies shaped our understanding of oral mucosal delivery and systemic immune modulation.

Our current VELDONA® development programs focus on selected rare, autoimmune, and infectious disease indications. These include candidates for the treatment of oral warts in HIV-seropositive patients, Sjögren’s syndrome, and feline chronic gingivostomatitis (“FCGS”). The U.S. Food and Drug Administration has granted orphan drug designation for our VELDONA® formulation as a potential treatment for oral warts in HIV-seropositive patients.

We are advancing clinical studies in Taiwan to further evaluate VELDONA® in HIV-seropositive patients, Sjögren’s syndrome, and FCGS indications, subject to enrollment progress. We intend to primarily pursue out-licensing and partnership opportunities to advance the further development and commercialization of the VELDONA® assets. In parallel, we commercialized VELDONA® Pet supplements in Taiwan to support companion animal health.

Product Portfolio and Pipeline

An integral part of our operating strategy is to advance commercially viable products while expanding the deployment of the AI Nose platform through partnerships and system integrations.

●	AI Nose platform deployments for industrial applications, including semiconductor manufacturing, robotics, and smart manufacturing, delivered through partner-led commercialization efforts.

●	Selected POCT devices under development powered by AI Nose, designed for healthcare applications including senior care, women’s vaginal health and certain common STIs.

●	VELDONA® Pet supplements, launched in Taiwan.

●	VELDONA® human and animal drug candidates, targeting oral warts in HIV-seropositive patients, Sjögren’s syndrome, and FCGS, currently under clinical study in Taiwan.

From time to time, we evaluate our development priorities based on available resources, partner engagement, and market conditions. Our current focus emphasizes scaling the AI Nose platform and expanding its commercial footprint across industrial and infrastructure-oriented environments, while continuing to advance selected healthcare and therapeutic programs.

Our Business Model

We structure our operations to emphasize capital efficiency through a combination of geographic footprint, outsourced manufacturing, and third-party commercial relationships, as described below.

Geographic footprint. We operate our research and development and certain operating functions primarily in Taiwan as part of a capital-efficient operating model. Taiwan is a significant hub in the global technology supply chain and offers access to a skilled workforce, including engineers, researchers, and healthcare professionals. We believe our presence in Taiwan supports our current commercialization activities by enabling close coordination with manufacturing partners, distributors, and customers in the region. We also believe that maintaining operations in Taiwan in the near term enables us to access technical and scientific talent while managing operating costs, supporting the development of high-quality and cost-effective products.

Outsourced Manufacturing. We rely on an outsourced manufacturing model, which we believe allows us to manage capital efficiently and maintain operational flexibility. We outsource the manufacturing of our AI Nose hardware products and point-of-care testing (POCT) product candidates to Taiwan Carbon Nano Technology Corp. (TCNT). We outsource the manufacturing of our VELDONA® human-use drug candidates to Swiss Pharmaceutical Co., Ltd., a Taiwan-based pharmaceutical manufacturer. We outsource the manufacturing of our VELDONA® pet supplement products to third-party manufacturers in Taiwan, including TCNT.

Commercial Relationships. We work with third parties to support the commercialization of our products across different markets and applications. We maintain relationships with companies including Inabata & Co. Ltd. and its Taiwan subsidiary, Taiwan Inabata Sangyo Co., Topco Scientific Co., Ltd., Trusval Technology Co., Ltd., Solomon Technology Corporation, Kenmec Mechanical Engineering Co., Ltd., and Topmed International Biotech Co., Ltd.

Intellectual Property

We seek to protect our technology and competitive position through a combination of patents, trade secrets, proprietary know-how, and other intellectual property rights. Our intellectual property portfolio includes issued patents and pending patent applications covering aspects of our core technologies, including AI Nose sensing technologies, point-of-care testing, and interferon-based therapeutics. The issued patents within our portfolio have expiration dates ranging from 2026 through 2046, depending on jurisdiction and the specific patent grant. We also rely on contractual protections, including confidentiality and non-disclosure agreements with employees, collaborators, and other third parties, to safeguard proprietary information. We continue to evaluate opportunities to expand and strengthen our intellectual property portfolio as our technologies evolve. We also license certain patents and patent applications related to AI Nose, point-of-care testing and other technologies pursuant to certain agreements with our affiliated companies as disclosed in Part III, Item 13.

Employees

As of December 31, 2025, we had 41 full-time employees, of whom 20 were engaged in research and development. Most of our employees are based in Taiwan. None of our employees are represented by a labor union or are party to a collective bargaining agreement. We plan to continue to expand our workforce in research and development, sales and marketing, and general operations to support our business programs.

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

On August 9, 2022, our common stock and warrants began trading on the Nasdaq Capital Market under the trading symbols “AIMD” and “AIMDW,” respectively. We effectuated a 1-for-15 reverse stock split of our common stock on August 8, 2022, and a 1-for-5 reverse stock split on December 14, 2023, and a 1-for-5 reverse stock split on June 30, 2025.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Company’s website at www.ainos.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Government Regulation

Our AI Nose platform products incorporate electronic components and may include wireless communication capabilities, which may subject them to regulatory requirements governing radio frequency emissions, electromagnetic compatibility, and wireless device certification in jurisdictions where they are manufactured, marketed, or operated. In the United States, such devices are regulated by the Federal Communications Commission (“FCC”). In Taiwan, devices with radio frequency functionality may be subject to certification by the National Communications Commission (“NCC”). In Japan, wireless devices may be regulated under the Radio Law administered by the Ministry of Internal Affairs and Communications (“MIC”). Applicable requirements depend on device configuration and functionality, and compliance may require testing, certification, and labeling prior to commercialization in certain markets

Our drug and medical device product candidates are subject to regulatory oversight by governmental authorities responsible for protecting public health and safety. In the United States, medical and diagnostic technologies may be regulated by the U.S. Food and Drug Administration (“FDA”), which oversees clinical testing, product approval, and post-market surveillance. Internationally, our product candidates may also be subject to review and approval by regulatory authorities in the jurisdictions, including the Taiwan Food and Drug Administration (“TFDA”) and other comparable agencies. As of December 31, 2025, our medical device product candidates are in development stage and have not been approved to sell by the FDA, the TFDA or other comparable agencies. Our VELDONA drug candidates, currently under clinical studies in Taiwan for HIV oral warts, Sjogren Syndrome, have not been approved to sell by the FDA, TFDA and other comparable agencies.

Our VELDONA veterinary product candidates are subject laws and regulations in Taiwan including, but not limited to, the Veterinary Drugs Control Act, Enforcement Rules under the Veterinary Control Act, Guidelines of Good Manufacture Practice for Veterinary Drug Manufacturers, and Taiwan Regulations for Pet Foods and Supplements. The laws and regulations govern, among other things, product design and development, pre-clinical and clinical testing, quality testing, manufacturing, packaging, labeling, storage, record keeping and reporting, clearance or approval, marketing, sales and distribution, promotion and advertising, import and export and post-marketing surveillance. As of December 31, 2025, our VELDONA FCGA candidate, a veterinary application of our VELDONA drug, has not been approved to sell by TFDA.

Compliance with applicable regulatory requirements may require time and financial resources and may affect commercialization of certain products. Failure to comply with applicable regulations could result in fines, suspension of operations, or other regulatory actions.

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

We are focused on product development and have generated $123,360 and nil in revenues from AI Nose related product, and $797 and $20,321 from pet supplements, in the years ended December 31, 2025 and 2024, respectively. We expect to continue to incur operating losses until we are able to commercialize or license our other products. These operating losses have adversely affected and are likely to continue to adversely affect our working capital, total assets and stockholders’ equity. We have generated operating losses of $13,990,408 and $13,841,204 in the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, we had cumulative losses of $67,520,328 and $52,749,316, respectively. We expect to make substantial expenditures and incur increasing operating costs in the future and our accumulated deficit will increase significantly as we expand development and clinical trial activities for our product candidates. Because of the risks and uncertainties associated with product development, we are unable to predict the extent of any future losses, whether we will ever generate significant revenues or if we will ever achieve or sustain profitability.

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

We are a company primarily focused on product development and our product revenues may not be sufficient to fund our operations. Until, and if, we deploy AI Nose at scale or receive approval from the TFDA, FDA and other regulatory authorities for our POCT and VELDONA product candidates, our revenues generated from these products may be limited. We had cash and cash equivalents of approximately $417 thousand as of December 31, 2025, and we will need to continue to seek capital from time to time to capitalize the development and commercialization of our product candidates and to acquire and develop other product candidates. Our actual capital requirements will depend on many factors. For instance, our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment or a change in disease treatment modalities. If we experience unanticipated cash requirements, we may need to seek additional sources of financing, which may not be available on favorable terms, if at all.

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

We may be unable to access the capital markets, and even if we can raise additional funding, we may be required to do so on terms that are dilutive to you.

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

Risks related to product development and regulatory process

AI Nose is a developing platform, and we may be unable to successfully generate meaningful revenue.

AI Nose is an artificial intelligence–based scent digitization platform that is still under development and early commercialization. Although we have conducted pilot deployments and early-stage commercial implementations, we have not yet established a significant history of large-scale commercial adoption, recurring revenue, or long-term customer retention for AI Nose. As a result, our ability to predict demand, pricing, renewal rates, and long-term profitability for this platform is limited.

The commercialization of AI Nose may require substantial additional investment in product development, hardware, software, personnel, customer support, and sales and marketing. There can be no assurance that these investments will result in increased adoption or revenue. If AI Nose fails to achieve meaningful market acceptance or if commercialization efforts are delayed or unsuccessful, our business, operating results, and financial condition could be adversely affected.

The market for AI-enabled scent digitization and SmellTech solutions may not develop as we expect.

The market for AI-powered scent detection, classification, and interpretation remains nascent. Potential customers may not recognize scent as a valuable data modality or may choose not to adopt SmellTech solutions. If this market fails to develop, develops more slowly than expected, or adopts alternative technologies, demand for AI Nose may be limited. In addition, the size, growth rate, and long-term demand for this market are difficult to predict. Customers may choose to rely on traditional sensing technologies, alternative analytical methods, or internal processes rather than adopting AI Nose. If the market for AI-enabled scent digitization fails to develop, develops more slowly than we expect, or evolves in a way that does not favor our platform, our ability to grow AI Nose–related revenue could be materially limited.

AI Nose may fail to achieve acceptable accuracy, reliability, or performance across use cases and environments.

AI Nose integrates sensor hardware, software, cloud connectivity, and artificial intelligence models, and its performance depends on numerous variables, including environmental conditions, data quality, calibration, and model training. The platform may not perform as expected in all environments or applications, including healthcare-adjacent or industrial settings, and may require additional development, retraining, or customization to achieve acceptable results.

Our AI Nose platform may contain undetected errors, defects, or limitations that could impair adoption or result in liability.

Due to the complexity of the AI Nose platform, errors, defects, or limitations may not be identified until after deployment. These issues may arise from hardware components, software code, data processing pipelines, model training methodologies, or interactions with third-party systems. In some cases, errors may only become apparent after extended use or under specific conditions. Any such defects or failures could result in inaccurate outputs, operational disruptions, or customer dissatisfaction. In addition, errors in AI Nose outputs could expose us to warranty claims, contractual disputes, or other legal liabilities. Addressing these issues may require significant resources and may not fully mitigate the impact on customer confidence or market perception.

The performance of AI Nose depends on data collection and model training, which may be insufficient or ineffective.

AI Nose relies on the collection and labeling of scent and volatile organic compound data to train and improve its artificial intelligence models. We may face challenges in obtaining sufficient quantities of high-quality, representative data across diverse environments and use cases. Data collected from limited deployments may not adequately reflect broader operating conditions.

If the data used to train or refine AI Nose models is incomplete, biased, or otherwise inadequate, the platform’s performance may be limited or inconsistent. In addition, collecting, storing, and managing scent data may be time-consuming and costly. Any inability to effectively build or maintain suitable datasets could adversely affect the accuracy, scalability, and commercial viability of AI Nose.

Customers may be unwilling or unable to integrate AI Nose into existing systems or workflows.

AI Nose is designed to integrate with customer infrastructure, operational processes, and third-party systems. Customers may face technical, operational, regulatory, or cost-related barriers to adoption. Integration challenges, deployment complexity, or the need for additional customization may reduce adoption or delay commercial rollout.

Expansion into industrial and other non-healthcare environments may expose AI Nose to new and unforeseen risks.

While AI Nose was initially developed in healthcare-related settings, we are expanding its use into industrial and other environments. These environments may present conditions, requirements, or risks that differ materially from earlier use cases, including increased expectations for reliability, safety, or uptime. Failures or performance issues in such environments could have more significant operational or financial consequences.

Our AI Nose platform is highly technical and may contain undetected errors, which could cause harm to our reputation and adversely affect our business.

Our AI Nose platform is highly technical and complex and, when deployed, may contain errors or defects. Despite testing, some errors in our products and services may only be discovered after they have been installed and used by customers. Any errors or defects discovered in our AI Nose platform after commercial release could result in failure to achieve market acceptance, loss of revenue or delay in revenue recognition, loss of customers, and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort, or breach of warranty. The performance of our products and services could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as on third-party applications and services that utilize our products and services, which could result in legal claims against us, harming our business. Furthermore, we expect to provide implementation, consulting, and other technical services in connection with the implementation and ongoing maintenance of AI Nose, which typically involves working with sophisticated software, computing systems, and communications systems. Defending a lawsuit, regardless of its merit, is costly and may divert our management’s attention and adversely affect the market’s perception of us and our products and services. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

We are early in our development efforts of POCT and VELDONA candidates, and our business is dependent on the successful development of our current and future POCT and VELDONA candidates. If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.

Our POCT and VELDONA candidates are in different stages of clinical development. Our current and future product candidates may never achieve expected levels of efficacy or an acceptable safety profile. Our use of clinically validated targets to pursue treatments does not guarantee efficacy or safety or necessarily reduce the risk that our current or future product candidates will not achieve expected levels of efficacy or an acceptable safety profile.

The success of our business, including our ability to finance our Company and generate revenue from products in the future, will depend heavily on the successful development and eventual commercialization of our POCT and VELDONA candidates, which may never occur. Our current POCT and VELDONA candidates, and any future POCT and VELDONA candidates we develop, will require additional nonclinical and clinical development, management of clinical, nonclinical and manufacturing activities, marketing approval in the United States and other markets, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales.

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

The success of our current and future POCT and VELDONA candidates will depend on many factors, which may include the following:

●	sufficiency of our financial and other resources to complete the necessary nonclinical studies and clinical trials, and our ability to raise any additional required capital on acceptable terms, or at all;
●	the timely and successful completion of our nonclinical studies and clinical trials for which the TFDA, FDA, or any comparable foreign regulatory authority, agree with the design, endpoints, or implementation;
●	receipt of regulatory approvals or authorizations to conduct future clinical trials or other studies beyond those planned to support approval of our POCT and VELDONA candidates;
●	successful enrollment and completion of clinical trials;

●	successful data from our clinical program that supports an acceptable risk-benefit profile of our POCT and VELDONA candidates in the intended populations;
●	timely receipt and maintenance of marketing approvals from applicable regulatory authorities;
●	establishing, scaling up and scaling out, either alone or with third-party manufacturers, cGMP (Current Good Manufacturing Practice) compliant manufacturing capabilities of clinical supply for our clinical trials and commercial manufacturing (including licensure), if any of our POCT and VELDONA candidates are approved;
●	entry into collaborations to further the development of our POCT and VELDONA candidates in select indications or geographies;
●	obtaining and maintaining regulatory exclusivity for our POCT and VELDONA candidates as well as establishing competitive positioning amongst other therapies; and
●	successfully launching commercial sales of our POCT and VELDONA candidates and obtaining and maintaining healthcare coverage and reimbursement from third party payors, if approved.

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully obtain regulatory approval of or commercialize the POCT and VELDONA candidates we develop, which would materially harm our business. If we do not receive marketing approvals for our current or future POCT and VELDONA candidates, we may not be able to continue our operations. Even if regulatory approvals are obtained, we may never be able to successfully commercialize any products. Accordingly, we cannot provide assurances that we will be able to generate sufficient revenue through the sale of POCT and VELDONA to continue our business.

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

To obtain the requisite regulatory approvals to commercialize any of our POCT and VELDONA candidates, we must demonstrate that our products are safe and effective in humans and animals with respect to our veterinary drug candidates. Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. We may experience delays in completing current and future clinical trials. We may also experience numerous unforeseen events prior to, during, or as a result of our nonclinical studies or clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the POCT and VELDONA candidates we develop, including:

●	regulators, Institutional Review Boards (“IRBs”) or ethics committees may not authorize us to conduct the clinical study;
●	we may experience delays due to challenges with third-party contractors and contract research organizations (“CROs”), including negotiating agreement terms, compliance with regulatory requirements, compliance with clinical trial protocols;
●	it may be difficult to enroll a sufficient number of suitable patients, or enrollment may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	the supply or quality of materials for POCT and VELDONA candidates we develop or other materials necessary to conduct clinical trials may be insufficient or inadequate; and
●	we may experience disruptions by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including any future significant outbreaks of diseases similar to the COVID-19 pandemic.

We could encounter delays if a current or future clinical trial is suspended or terminated by us, by the TFDA, FDA or other regulatory authorities and/or review boards. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the TFDA, FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our POCT and VELDONA candidates.

If we experience termination or delays in the completion of any clinical trial of our POCT and VELDONA candidates, the commercial prospects of our POCT and VELDONA candidates will be harmed, and our ability to generate product revenues from any of these product candidates may be delayed. In addition, any delays in completing our clinical trials will likely increase our costs, slow down our POCT and VELDONA candidate development and approval process and impact our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do, shorten any periods during which we may have the exclusive right to commercialize our product candidates, impair our ability to commercialize our POCT and VELDONA candidates and harm our business and results of operations.

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

Any current or future POCT and VELDONA candidates, including medical device products, we may develop and the activities associated with their development and commercialization, including their design, testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in Taiwan and other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. It is possible that some of our current or future POCT and VELDONA candidates will not obtain regulatory approval in the jurisdiction we are targeting. We have limited experience in filing and supporting the applications necessary to gain marketing approvals, but we expect to rely on third-party CROs or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive applications to the various regulatory authorities. POCT and VELDONA candidates we develop may not be effective or may prove to have adverse characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

Even if a current or future product candidate, including AI Nose, POCT and VELDONA, receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

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

The regulations that govern marketing approvals, pricing and reimbursement for new products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country but then be subject to price regulations that delay our commercial launch of the product candidate. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. Our ability to successfully commercialize any product candidates, whether as a single agent or in combination, will also depend in part on the extent to which coverage and reimbursement for these product candidates and related treatments is available from government authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, and establish reimbursement levels. It is difficult to predict at this time what government authorities and third-party payors may decide with respect to coverage and reimbursement for our programs (if approved).

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

Risks related to reliance on third parties

Our reliance on third-party components and cloud infrastructure could disrupt AI Nose operations, and any errors, disruption, performance problems, or failure in their or our operational infrastructure could adversely affect our business, financial condition, and results of operations.

AI Nose depends on third-party hardware components, cloud service providers, and connectivity. Interruptions, changes in service terms, outages, or failures of these third parties could impair the performance or availability of AI Nose, delay deployments, or increase costs, any of which could adversely affect customer relationships and adoption. We may have limited ability to control or influence the performance, security, or reliability of these third parties.

Our systems and the third-party systems upon which we and our customers rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, cybersecurity threats, terrorist attacks, natural disasters, public health crises, geopolitical and similar events, or acts of misconduct. Despite any precautions we may take, the occurrence of a catastrophic disaster or other unanticipated problems at our or our third-party vendors’ hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or software, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.

We may experience, disruptions, failures, data loss, outages, and other performance problems with our infrastructure and cloud-based offerings due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, employee misconduct, capacity constraints, denial of service attacks, phishing attacks, computer viruses, malicious or destructive code, or other security-related incidents, and our disaster recovery planning may not be sufficient for all situations. If we experience disruptions, failures, data loss, outages, or other performance problems, our business, financial condition, and results of operations could be adversely affected.

A failure to maintain our relationships with our third-party providers (or obtain adequate replacements), and to receive services from such providers that do not contain any material errors or defects, could adversely affect our ability to deliver effective products and solutions to our customers and adversely affect our business and results of operations.

We rely on the availability of licenses to third-party technology that may be difficult to replace or that may cause errors or delay implementation of our software and services should we not be able to continue or obtain a commercially reasonable license to such technology.

Our products may include intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these software or to seek new licenses for existing or new software or other products. There can be no assurance that the necessary licenses would be available on commercially acceptable terms, if at all. Third parties may terminate their licenses with us for a variety of reasons, including actual or perceived failures or breaches of security or privacy, or reputational concerns, or they may choose not to renew their licenses with us. In addition, we may be subject to liability if third-party software that we license is found to infringe, misappropriate, or otherwise violate intellectual property or privacy rights of others. The loss of, or inability to obtain, certain third-party licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in product roll-backs, delays in product releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our software, and may have a material adverse effect on our business, financial condition, and results of operations. Moreover, the inclusion in our software of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to differentiate our software from products of our competitors and could inhibit our ability to provide the current level of service to existing customers.

In addition, any data that we license from third parties for potential use in our software may contain errors or defects, which could negatively impact the analytics that our customers perform on or with such data. This may have a negative impact on how our software is perceived by our current and potential customers and could materially damage our reputation and brand.

Changes in or the loss of third-party licenses could lead to our software becoming inoperable or the performance of our software being materially reduced resulting in our potentially needing to incur additional research and development costs to ensure continued performance of our software or a material increase in the costs of licensing, and we may experience decreased demand for our software.

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

Risks related to intellectual property, patents, and data privacy

Issues in the use of AI in our software may result in reputational harm or liability.

AI is enabled by or integrated into AI Nose and is a significant and potentially growing element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. The rapid evolution of AI and its evolving regulatory landscape may also require additional resources to develop, test and maintain our platforms and products to help ensure that AI is implemented appropriately in order to minimize unintended or harmful impact, which may be costly and may not produce the benefits and results that we expect. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. Though our technologies and business practices are designed to mitigate many of these risks, if we enable or offer AI solutions that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm.

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

Research and development of drug candidates such as VELDONA is extremely expensive and complex, and it’s difficult to evaluate the likelihood of the outcome of clinical trials, regulatory approvals, and our business and future prospects.

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

An active trading market for our common stock may not develop, and the market price of our common stock and warrants could be volatile.

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

We do not intend to pay dividends for the foreseeable future, and, as a result, our ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have not declared or paid any cash dividends on our capital stock in 2025, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and may be restricted by the terms of any then-current credit facility. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing during the fiscal year ended December 31, 2025.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our administrative offices are located at Houston, Texas and in Taiwan. Our product development facility is in Taiwan.

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

In connection with the above uplisting to Nasdaq Capital Market, we effectuated a 1-for-15 reverse stock split of our common stock on August 8, 2022. On November 27, 2023, to comply with Nasdaq’s minimum $1.00 per share continued listing rules, we filed a Certificate of Amendment to its Restated Certificate of Formation, to apply for reverse stock split of our common stock at a ratio of 1-for-5 which was effectuated on December 14, 2023 after receiving required approvals. Further, to comply with Nasdaq’s minimum $1.00 per share continued listing rules, the Company apply for another reverse stock split of our common stock at a ratio of 1-for-5 which was effectuated on June 30, 2025 after receiving required approvals.

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

Holders of Common Stock

As of March 30, 2026, there were approximate 220 shareholders of record of the Company’s common stock based upon the records of the shareholders provided by the Company’s transfer agent. Since many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Stock Performance Graph

Not applicable.

Recent Sales of Unregistered Securities

For the fiscal year ended December 31, 2025, we have issued 2,158,086 unregistered securities, including (i) 1,160,000 shares issued to ScentAI Inc., (ii) 950,000 shares issued to the Company’s directors and employees as special stock awards, and (iii) 48,086 shares issued pursuant to a marketing service agreement.

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

Overview

Ainos, Inc. (the “Company”), incorporated in the State of Texas in 1984, is a dual-platform company advancing artificial intelligence–based smelltech technologies and immune therapeutics. Our primary strategic focus is the commercialization of our proprietary scent digitization platform, AI Nose, while we also continue to develop therapeutic assets based on our low-dose oral interferon program, VELDONA®. Please refer to “Business” in Part I, Item 1 for description of our business.

Key Developments in 2025

The following highlights major corporate developments in 2025 that management believes advanced the commercialization and scaling of our platform technologies:

Advancement of AI Nose toward early commercialization.

During 2025, we accelerated the transition of the AI Nose platform from development-stage validation to early-stage commercialization, with a focus on industrial and infrastructure-oriented applications. We expanded our industrial ecosystem through additional system integrators, distribution channels, and early customers, enabling pilot and initial commercial deployments across semiconductor manufacturing, robotics, and smart manufacturing environments.

In semiconductor manufacturing environments, we secured an initial commercial order totaling approximately $2.1 million over three years from a leading semiconductor packaging and testing customer, supporting deployment of 1,400 AI Nose system. We also entered into a commercial arrangement with a semiconductor engineering and systems integration partner that includes a contracted minimum order commitment of 600 AI Nose units targeting deployment in front-end wafer fabrication environments, expanding AI Nose’s reach upstream within the semiconductor value chain. In validation activities conducted in Japanese semiconductor facilities, AI Nose achieved approximately 80% classification accuracy across more than 20 volatile organic compounds, supporting environmental monitoring, anomaly detection, and process awareness. These deployments generated structured scent data used to refine models and support broader commercialization.

As part of our robotics-related expansion, we initiated pilot deployments of AI Nose across seven operational sites in Japan through a collaboration with a Japanese service robotics partner. These pilots are designed to evaluate real-world performance in continuous monitoring and facility operations and to generate deployment data supporting further model refinement and commercial scaling.

Progress in healthcare-adjacent and senior care applications.

In parallel with industrial deployments, we continued to advance healthcare-adjacent applications of AI Nose, including senior care–oriented use cases that leverage non-invasive and continuous sensing for hygiene monitoring. We also continued to evaluate performance and usability in women’s health applications.

Progress in VELDONA® therapeutic programs.

For VELDONA®, we continued to focus on selected rare, autoimmune, and infectious disease indications with unmet medical needs, including oral warts in HIV-seropositive patients, Sjögren’s syndrome, and feline chronic gingivostomatitis (FCGS). During 2025, we advanced clinical preparation and ongoing studies in Taiwan for these indications and maintained discussions with potential partners regarding out-licensing opportunities. Subject to regulatory review and study progress, we currently expect key clinical and partnering milestones to occur over the 2026–2027 timeframe. We also marketed Veldona Pet supplement in Taiwan on a limited scale.

Factors Affecting Our Business

Our business activities in 2025 were shaped primarily by our strategic emphasis on scaling the AI Nose platform and managing healthcare-related programs in a selective and capital-efficient manner.

Shift toward industrial and infrastructure-oriented applications.

We continued to prioritize the expansion of AI Nose into industrial environments where continuous sensing, anomaly detection, and operational monitoring are critical. Partner-led deployments in semiconductor manufacturing, robotics, and smart manufacturing settings allowed us to validate the platform under demanding real-world conditions and to begin establishing commercial pathways through existing industrial ecosystems. The pace of adoption, partner execution, and customer conversion may affect our near-term results.

Data-driven platform development.

AI Nose deployments generate Smell ID data across diverse environments. We use this data to refine models, improve classification performance, and broaden the range of detectable patterns. We believe this data-driven feedback loop strengthens the long-term scalability of the platform, although the benefits may not be immediately reflected in revenue.

Senior care and healthcare-adjacent opportunities.

In senior care and hospital-adjacent environments, we continued to evaluate use cases where non-invasive and continuous sensing may support hygiene monitoring and environmental control. These efforts remain exploratory and are influenced by regulatory pathways, partner engagement, and operational validation.

VELDONA® program management.

For VELDONA®, we focused on selected indications with unmet medical needs, including oral warts in HIV-seropositive patients, Sjögren’s syndrome, and feline chronic gingivostomatitis. In 2025, we advanced ongoing and planned clinical studies in Taiwan while continuing to pursue strategic partnerships and out-licensing opportunities. Clinical outcomes, regulatory progress, and partner interest may affect the timing and direction of these programs.

Strategy Outlook

Our strategy centers on scaling AI Nose as a SmellTech platform that digitizes scent as a machine-readable data modality. Following initial industrial validation in 2025, our priorities include expanding partner-led deployments, increasing scent data volume to refine the smell language model, and advancing commercialization through a combination of hardware sales and service-based offerings. In parallel, we plan to manage healthcare-related programs, including VELDONA®, in a selective and capital-efficient manner, with an emphasis on partnerships and out-licensing.

Recent Financing

On May 31, 2024, the Company entered into an At-the-Market Offering Agreement, or sales agreement, with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock. The aggregate market value of Shares eligible for sale in the Offering and under the ATM Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3 to the extent required under such instruction. The prospectus supplement filed with the SEC on July 11, 2024 is offering Shares having an aggregate offering price of $1,840,350.

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

As of December 31, 2025, the Company sold 734,214 shares of common stock under At-the-Market Offering Agreement, resulting in net proceeds of approximately $2,008,721.

During the period from January 1, 2026 to March 30, 2026, the Company sold 283,336 shares of common stock under the At-the-Market Offering Agreement, resulting in net proceeds of approximately $601,600.

On March 12, 2025, the Company entered into an amendment to the Convertible Note (the “Convertible Note Amendment”) with Li-Kuo Lee to extend the maturity date to May 13, 2025. On April 30, 2025, the Company repaid the full principal with accrued interest aggregate amount of $1,132,650.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Years ended December 31,		Change
	2025	2024	Amount	%
Revenues	$124,157	$20,729	$103,428	499%
Cost of revenues	(21,246)	(52,595)	31,349	(60)%
Gross profit (loss)	102,911	(31,866)	134,777	(423)%

Operating expenses:
Research and development expenses	7,749,772	8,413,923	(664,151)	(8)%
Selling, general and administrative expenses	6,343,547	5,395,415	948,132	18%
Total operating expenses	14,093,319	13,809,338	283,981	2%

Loss from operating	(13,990,408)	(13,841,204)	(149,204)	1%

Non-operating (expenses) income
Interest expense	(711,903)	(616,467)	(95,436)	15%
Issuance cost of senior secured convertible note measured at fair value	-	(308,336)	308,336	(100)%
Fair value change for senior secured convertible note	-	(275,624)	275,624	(100)%
Other income (expenses), net	(67,901)	179,270	(247,171)	(138)%
Total non-operating expenses, net	(779,804)	(1,021,157)	241,353	(24)%
Net loss before income taxes	(14,770,212)	(14,862,361)	92,149	(1)%
Provision for income taxes	800	800	-	-
Net loss	$(14,771,012)	$(14,863,161)	$92,149	(1)%

Revenues, Cost and Gross Loss

The Company reported $124,157 of revenues for the year ended December 31, 2025, as compared to $20,729 for the year ended December 31, 2024. The increase of revenue in 2025 was primarily caused by a change in product mix; the Company generated $123,360 and nil in revenues from AI Nose related programs, and $797 and $20,321 from pet supplements, and nil and $408 in revenues from COVID-19 Antigen Rapid Test Kits in 2025 and 2024, respectively. The Company has ceased selling COVID-19 Antigen Rapid Test Kit since first quarter of 2024.

The cost of revenues relating to product sales for the year ended December 31, 2025 was $21,246 compared to $52,595 for the year ended December 31, 2024. The decrease of cost of revenues was primarily caused by the aforementioned change in product mix.

The share-based compensation expense and the depreciation expense for manufacturing in the year ended December 31, 2025 and 2024 were nil and $9,032, respectively. When excluding these non-cash costs, cost of revenue decreased to $21,246 during the year ended December 31, 2025 compared to $43,563 for the same period in 2024.

Gross profit (loss) from product sales for the year ended December 31, 2025 was $102,911 as compared to $(31,866) for the year ended December 31, 2024. The gross profit was due to the aforementioned change in product mix.

When excluding these non-cash costs, gross profit (loss) increased to $102,911 during the year ended December 31, 2025 compared to $(22,834) for the same period in 2024.

Research and Development (R&D) Expenses

R&D expenses for the years ended December 31, 2025 and 2024 were $7,749,772 and $8,413,923, respectively. The decrease of $664,151 (8%) was due to decreased staffing expenditures (including share-based compensation) and co-research expenses but offset by an increase in patent application & maintenance expenses. We expect that our R&D expenses will continue to grow as we further develop AI Nose programs and VELDONA drug candidates.

The share-based compensation expense and the depreciation and amortization expense in 2025 and 2024 were $5,260,915 and $5,600,037, respectively. When excluding these non-cash expenses, R&D expenses decreased to $2,488,857 in 2025 from that of $2,813,886 in 2024 primarily caused by decreased co-development expenses.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $6,343,547 and $5,395,415 for the years ended December 31, 2025 and 2024, respectively. The $948,132 (18%) increase was due to increase in staffing expenditures (including share-based compensation), public relations and investor relations fees, and advertising expense, but offset by decreased professional expenses and D&O insurance expenses.

The share-based compensation expense and the depreciation and amortization expense in 2025 and 2024 were $3,942,820 and $2,824,743, respectively. When excluding these non-cash expenses, SG&A expenses slightly decreased to $2,400,727 in 2025 compared to $2,570,672 in 2024 mainly due to decreased professional expenses and D&O insurance expenses.

Operating Loss

The Company’s operating loss was $13,990,408 and $13,841,204 during the years ended December 31, 2025 and 2024, respectively, reflecting a $149,204 slight increase in operating losses between the years. We continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Non-operating expenses

Interest expense was $711,903 and $616,467 during the years ended December 31, 2025 and 2024, respectively. The increase in interest expense was due to accrued interest for compounded convertible notes issued in May 2024, for which the face value increases in the second year due to the compounding feature.

Net Loss

Net loss was $14,771,012 in 2025 compared to $14,863,161 in 2024, resulting in a $92,149 (1%) slight decrease in net loss attributable to common stockholders due decrease in co-research expenses and D&O insurance expenses.

Liquidity and Capital Resources

As of December 31, 2025 and 2024, the Company had available cash and cash equivalents of $417,353 and $3,892,919, respectively.

The following table summarizes our cash flow during the years ended December 31, 2025 and 2024:

	Years ended December 31,		Change
	2025	2024	Amount	%
Net cash used in operating activities	$(4,614,697)	$(5,808,267)	$1,193,570	(21)%
Net cash used in investing activities	$(2,223)	$(125,292)	$123,069	(98)%
Net cash provided by financing activities	$1,008,461	$8,025,746	$(7,017,285)	(87)%

Operating activities

Net cash used in operating activities decreased by $1,193,570 during the year of 2025 compared to the year of 2024. The decrease in cash used in operations primarily resulted from our net loss for the year of 2025 due to increase in cash inflow contributed by the operating assets and liabilities.

Investing activities

Net cash used in investing activities during the year of 2025 was $2,223 compared to $125,292 during the year of 2024. The decrease was due to increase in refundable deposits and other noncurrent assets offset by decrease in purchase of property and equipment.

Financing activities

Cash received from financing activities were $1,008,461 and $8,025,746 during the years of 2025 and 2024, respectively. The $7,017,285 decrease was primarily reflected by the following:

●	Repayment of convertible notes and other notes payable decreased by $751,754;
●	Proceeds from convertible notes and other notes payable financing decreased by $9,875,000;
●	Proceeds from at-the-market offering, net of issuance costs increased by $2,008,721;
●	Payments of issuance cost of senior secured convertible note measured at fair value decreased by $97,500; and
●	Fractional shares paid out in cash for the reverse stock split increase by $260.

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

As disclosed in Note 6 (Debt) to our accompanying financial statements, we repaid $1,000,000 to retire the Lee Note transaction in April 2025.

As discussed in Note (At The Market) to our accompanying financial statements, we received $2,008,721 in proceeds from ATM transactions in 2025.

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

At The Market Offering Agreement

On May 31, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”), with H.C. Wainwright & Co., LLC or the Agent, pursuant to which the Company may issue and sell, from time to time, shares of its Common Stock, depending on market demand, with the Agent acting as the sales agent or principal (the “ATM Offering”). Sales of the Common Stock may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including, without limitation, sales made directly on or through the Nasdaq Capital Market. The Agent will use its commercially reasonable efforts to sell the Shares requested by the Company to be sold on its behalf, consistent with the Agent’s normal trading and sales practices, under the terms and subject to the conditions set forth in the ATM Agreement. The Company has no obligation to sell any of the Shares. The Company may instruct the Agent not to sell the Shares if the sales cannot be effected at or above the price designated by the Company from time to time, and the Company may at any time suspend sales pursuant to the ATM Agreement.

The Company paid the Agent placement fee of 3.0% of the gross sales price of the Shares sold by the Agent under the ATM Agreement. The Company has reimbursed the Agent for the fees and disbursements of its counsel, payable upon execution of the Sales Agreement, in an amount not to exceed $35,000 in addition to certain ongoing disbursements of its legal counsel up to $2,500 per calendar quarter. In addition, the Company has agreed to provide customary indemnification rights to the Agent.

The aggregate market value of Shares eligible for sale in the ATM Offering and under the ATM Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3, to the extent required under such instruction. The prospectus supplement filed with the SEC on July 11, 2024 is offering Shares having an aggregate offering price of $1,840,350.

The Company used the net proceeds from the offering to fund the continued development of its product candidate and for general corporate purposes and working capital. The precise amount and timing of the application of these proceeds will depend upon a number of factors, such as the timing and progress of our research and development efforts, our funding requirements and the availability and costs of other funds.

On September 5, 2025, the Company filed a prospectus supplement to amend the Prospectus to update the amount of shares the Company is eligible to sell under the Sales Agreement to an aggregate of $874,496 of additional shares of common stock. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a public primary offering with a value exceeding one-third of our public float in any 12-month calendar period so long as our public float remains below $75.0 million.

As of December 31, 2025, the Company sold an aggregate of 734,214 shares of the Company’s common stock under the ATM facility and received $2,008,721 in net proceeds, after deducting commissions and expenses.

Sources of Liquidity

Since our uplisting and public offering in August 2022, our operations have been financed primarily by proceeds from private placements of convertible notes issued to third parties or related parties. As disclosed in Note 6 Debts to our accompanying financial statements, we received $3,000,000 in proceeds from the March 2025 convertible note financing, $3,875,000 in proceeds from the Lind Note financing in September and December of 2023 and January 2024 out of total of $10 million financing agreement and $9,000,000 in proceeds from the May 2027 convertible note financing.

On May 31, 2024 the Company entered into the ATM Agreement with H.C. Wainwright & Co., LLC, filed the prospectus supplement with the SEC on July 11, 2024, is offering Shares having an aggregate offering price of $1,840,350. On September 5, 2025, the Company filed a prospectus supplement under the Agreement for an aggregate of $874,496 of additional shares of Common Stock.

As of December 31, 2025, the Company sold an aggregate of 734,214 shares of the Company’s common stock under the ATM facility and received $2,008,721 in net proceeds, after deducting commissions and expenses.

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

Uses of Liquidity

In the near term, we expect to allocate liquidity primarily toward advancing the AI Nose platform, to support industrial deployments and partner-led commercialization. We also plan to fund selective clinical and development activities related to our healthcare programs, including AI Nose and VELDONA®, while managing these investments in a disciplined manner.

For future liquidity consideration, we expect primary uses of cash are to fund our operations as we continue to grow our business. We may require a significant amount of cash to fund working capital and capital expenditures as we grow our commercial infrastructure. We may continue to incur operating losses in the near term as our operating expenses will be increased to support the growth of our business. We expect that our selling, general and administrative expenses and research and development expenses will continue to increase as our internal sales force to move forward our product development and commercialization roadmaps. We may also have cash requirements related to capital expenditures to support the planned growth of our business, including investments in corporate facilities and equipment.

Going Concern

As of December 31, 2025, the Company had cash and cash equivalents of $417,353. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements, and expected revenue primarily from the sale of AI Nose to support the Company’s operation and product development activities. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

For the year ended December 31, 2025, the Company generated a net loss of $14,771,012. The Company expects to continue incurring development expenses for the next twelve months as the Company advances product pipeline.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses and has an accumulated deficit as of December 31, 2025 of $67,520,328 and expects to incur additional losses and negative operating cash flows for at least the next twelve months. The Company’s ability to meet its obligations is dependent upon its ability to generate sufficient cash flows from operations and future financing transactions. Although management expects the Company will continue as a going concern, there is no assurance that management’s plans will be successful since the availability and amount of such funding is not certain. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

During the fourth quarter of 2025, we reassessed our short-term and long-term commercial plans for the VOC POCT related products which is identified as an asset group being assigned the major intangible assets and identified that an impairment testing is warranted for the intangible assets. As a result, we performed an undiscounted cash flow analysis pursuant to ASC 360-10 to determine if the cash flows expected to be generated by the VOC POCT products over the estimated remaining useful life of its primary assets were sufficient to recover the carrying value of the asset group. Based on this analysis, the undiscounted cash flows were sufficient to recover the carrying value of the intangible assets. Thus, no impairment loss was recorded.

To estimate the undiscounted cash flow of the asset group, we used assumptions requiring significant judgment, including judgment about when the in-development product can be commercialized, estimated selling price and sales volume of the in-development product and the amount and timing of other cash outflows required to complete the development, commercialization and sales of the product. The forecasted cash flows were based on the Company’s most recent strategic plan, and for periods beyond the strategic plan, our estimates were based on assumed growth rates expected as of the measurement date. We believe our assumptions were consistent with the strategic plans and business goals.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2025.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 30, 2025, KCCW Accountancy Corp. (“KCCW”) resigned as independent registered public accounting firm of the Company, as it is exiting the public company audit practice. On July 31, 2025, the audit committee of the board of directors of the Company (the “Audit Committee”) engaged YCM CPA INC. (“YCM”) as the Company’s new independent registered public accounting firm, as described below.

During our most recent fiscal year and through the date of dismissal, (a) we had no disagreements with KCCW on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of KCCW would have caused it to make reference to the subject matter of the disagreement in connection with its reports, and (b) there were no “reportable events” as defined in Item 304(a)(l)(v) of Regulation S-K.

Neither the Company, nor anyone on its behalf, has consulted with YCM regarding (i) the type of final audit opinion that might be rendered on the Company’s financial statements and neither a written report nor oral advice was provided to the Company that YCM concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

ITEM 9B. OTHER INFORMATION

On March 27, 2026, the Company entered into a loan agreement with ASE Test, Inc., a related party, pursuant to which ASE Test, Inc. agreed to lend the Company an aggregate principal amount of NT$90 million (approximately USD$2,820,000) (the “Loan”). The Loan bears interest at a rate of 2.5% per annum, accruing daily based on a 365-day year. The loan and the accrued interest are payable in full on the date falling exactly one (1) year after the drawdown date.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of March 30, 2026, the directors and executive officers of the Company were as follows:

Name	Age	Position
Chun-Hsien Tsai	56	Chairman, President & Chief Executive Officer
Wen-Han Chang	62	Director
Yao-Chung Chiang	74	Director
Pao-Sheng Wei	67	Director
Ting-Chuan Lee	43	Director
Chun-Jung Tsai	54	Director
Chung-Yi Tsai	49	Director
Hsin-Liang Lee	55	Chief Financial Officer

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

Wen-Han Chang. Mr. Chang has served as a Director of the Company since April 2021 and has served as the Chairperson of our Compensation Committee and a member of our Audit Committee since August 2021. He has been the superintendent at Mackay Memorial Hospital since May 2023 and was deputy superintendent between August 2015 and May 2019. He has devoted his expertise at the department of emergency medicine for approximately 30 years. Mr. Chang advocates better public health and AI’s development in the healthcare sector through his leadership roles in industry groups in Taiwan. Mr. Chang is the current chairman of Health Intelligent Medical Development Society. From 2019 to 2021, he was the president of the Childhood Burn Foundation of R.O.C. Mr. Chang holds a Ph.D. in public health from Saint Louis University.

Yao-Chung Chiang. Mr. Chiang has served as a Director of the Company since April 2021 and has served as a member of our Audit Committee since August 2021. Mr. Chiang served as the chairman of Taiwan High Speed Rail Corporation from October 2016 to January 2025, and has served as an independent director of Golden Friends Corp. since June 2025 and as an independent director for Radiant Opto-Electronics Corporation since June 2012. From June 2015 to July 2021, Mr. Chang was an independent director for Tyntek Corp. Mr. Chiang served as the chairman for other Taiwan-incorporated companies including China Steel Chemical Corporation, Kaohsiung Rapid Transit Corporation, China Steel Corporation and China Airlines. Mr. Chiang holds a Ph.D. in Mechanical Engineering from University of Wisconsin-Madison.

Pao-Sheng Wei. Mr. Wei has served as a Director of the Company, Chairperson of the Audit Committee and as a member of the Compensation Committee since June 2022. He has served as the vice chairman of TS Financial Holding Co., Ltd since July 2025, the chairman of Shin Kong Life Insurance Co., Ltd since June 2023 and as an independent director of Nuvoton Technology Corporation since June 2022. From July 2024 to July 2025, Mr. Wei served as chairman of Shin Kong Financial Holding Co., Ltd. From September 2014 to June 2022, Mr. Wei served as the chairman of KGI Bank Co., Ltd. Mr. Wei held leadership roles in the banking, securities and insurance sectors in Taiwan. He was a securities regulator as the Division Director of Corporate Finance of the Securities and Futures Bureau of the Financial Supervisory Commission, R.O.C. (Taiwan). Mr. Wei holds an MBA degree from George Washington University.

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

Chung-Yi Tsai. Mr. Tsai has served as a member of our Board of Directors since April 2021 and as a director of TCNT since July 2012. Mr. Tsai is a seasoned executive in product and business development in the technology hardware sector. From May 2023 to present, he has served as a senior product marketing director at Alpha & Omega Semiconductor. Prior to that, he has served as a senior product marketing manager in Renesas Electronics from June 2022 to May 2023, executive business manager at Maxim Integrated from November 2019 to June 2022, and as a senior product marketing manager at Intersil Corporation from October 2013 to November 2019. Mr. Tsai has a master’s degree in business administration from Golden Gate University.

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

Audit Committee

Our Audit Committee consists of Mr. Wen-Han Chang, Mr. Yao-Chung Chiang and Mr. Pao-Sheng Wei, each of whom has been determined to be “independent” under applicable rules and regulations of the SEC and the listing standards of Nasdaq and also meets the financial literacy requirements of the listing standards of Nasdaq. Mr. Wei currently serves as Chairperson of our Audit Committee.

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

ITEM 11. EXECUTIVE COMPENSATION.

As a “smaller reporting company” under SEC rules, our named executive officers during the fiscal year January 1, 2025 through December 31, 2025 (collectively, the “Named Executive Officers”) were as follows:

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

Summary Compensation Table

The following table provides information regarding the total compensation awarded to, earned by, and paid to our named executive officers for services rendered to us for the years set forth below. The amounts below for Stock Awards and Option Awards and reflect the grant date fair value of these awards during the years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	All other compensation	Total ($)
Chun-Hsien Tsai (1)	2025	186,009	30,969	699,030	-	-	916,008
Chairman of the Board & Chief Executive Officer	2024	122,517	115,313	63,692	-	-	301,522

Hsin-Liang Lee(2)	2025	141,041	18,536	165,000	-	-	324,577
Chief Financial Officer	2024	79,927	-	13,696	-	-	93,623

(1)	Mr. Tsai Chun-Hsien has served as our Chairman, President, and Chief Executive Officer since April 2021
(2)	Mr. Lee appointed Chief Financial Officer effective as of March 18, 2024.

Outstanding Equity Awards at December 31, 2025

There is no outstanding shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2025.

Director Compensation Table

The following table provides information regarding the total compensation that was earned by or paid to each person who served as our directors, other than executive directors, during the year ended December 31, 2025. Mr. Chun-Hsien Tsai is not included in the table below as he is employed as our President, Chief Executive Officer and Chairman of our Board whose compensation information is provided in the “Summary Compensation Table” above.

Name	Fees earned or paid in cash (2) ($)	Stock awards (1) ($)	All other compensation ($)	Total ($)
Wen-Han Chang	$20,500	$178,800	$-	$199,300
Yao-Chung Chiang	16,000	178,800	-	194,800
Pao-Sheng Wei	22,000	178,800	-	200,800
Chung-Yi Tsai	12,000	178,800	-	190,800
Chung-Jung Tsai	-	699,030	-	699,030
Ting-Chuan Lee	-	699,030	-	699,030
Total	$70,500	$2,113,260	$-	$2,183,760

(1)	The value shown reflects the grant date fair value in accordance with FASB ASC Topic 718.
(2)	Each member of the Board of who is not an employee of the Company or any of subsidiaries receives the cash compensation set forth below the 2021 NEDCP for service on the Board.

Non-Employee Director Compensation Policy (the “2021 NEDCP”)

On September 28, 2021, the Company’s Board of Directors adopted the Company’s Non-Employee Director Compensation Policy (the “2021 NEDCP” or “Policy”). On appointment to the Board, and without any further action of the Board or Compensation Committee of the Board, at the close of business on the day of such appointment, each Non-Employee Director will automatically receive an award of 4,400 restricted stock units (“RSUs”), adjusted to 880 shares giving effect to the 1 for 5 reverse stock split on June 30, 2025,over Common Stock (the “Appointment Grant”). The Appointment Grant shall vest in three equal annual installments, with the first installment vesting on the last day of the six-month period commencing on the grant date and each subsequent installment vesting on the last day of the six-month period commencing on the next two subsequent anniversaries of the grant date, subject to the Director’s continuous service with us on each applicable vesting date. The RSUs shall be granted pursuant to the Company’s 2021 Stock Incentive Plan and shall be subject to such other provisions set forth in the agreement evidencing the award of the RSUs, in the form adopted from time to time by the Board or the Compensation Committee of the Board. As of December 31, 2025 all the shares were issued under the “2021 NEDCP”.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 30, 2026, with respect to the holdings of (1) each person who is the beneficial owner of more than 5% of our common stock, (2) each of our directors, (3) each of our named executive officers, and (4) all of our current directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the SEC and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days of March 30, 2026. Applicable percentage ownership in the following table is based on 7,266,011 shares of common stock plus, for each individual, any securities that individual has the right to acquire within 60 days of March 30, 2026, except for percentage of voting power, which is 6,106,011 shares, based on 7,266,011 shares outstanding and excluding 1,160,000 shares owned by ScentAI Inc. which have no voting power as long as the shares are owned by the Company’s subsidiary.

The information in the table below is based on information known to us or ascertained by us from public filings made by the stockholders. Except as otherwise indicated in the table below, addresses of the director, executive officers and named beneficial owners are in care of Ainos, Inc. at 3050 Post Oak Blvd, Suite 510-T80, Houston, TX 77056.

We are not aware of any arrangements, including any pledge by any person of securities of our Company or any of its parents, the operation of which may at a subsequent date result in a change in control of our Company.

Name of beneficial owner	Number of shares beneficially owned	Percentage of shares of common stock	Percentage of voting power

Security ownership of certain beneficial owners:
Ainos Inc. (“Ainos KY”) (1)	491,263	6.76%	57.91%
Taiwan Carbon Nano Technology Corporation (“TCNT”)	989,925	13.62%	-
ASE Test, Inc. (“ASE Test”) (2)	635,652	8.75%	-
ScentAI Inc. (3)	1,160,000	15.96%	-

Security ownership of management and directors:

Chun-Hsien Tsai(1)(4)	410,372	5.65%	-
Chung-Yi Tsai(1)	90,880	1.25%	-
Chun-Jung Tsai(1)(4)	356,999	4.91%	-
Ting-Chuan Lee(1)	365,707	5.03%	-
Wen-Han Chang(5)	101,546	1.40%	1.66%
Yao-Chung Chiang(6)	91,280	1.26%	1.50%
Pao-Sheng Wei	90,880	1.25%	1.49%
Hsin-Liang Lee	75,275	1.04%	-
All Directors and Executive Officers as a Group (8 persons)	1,582,939	21.79%	4.65	% (1)(4)

*Represents beneficial ownership of less than 1%

(1)	Includes (i) 491,263 shares of common stock, $0.01 par value, of Ainos, Inc., a Texas corporation (the “Issuer”), owned directly by Ainos Inc., a Cayman Islands company (“Ainos KY”), (ii) 1,223,958 shares pursuant to a Voting Agreement dated January 1, 2026 (the “2026 Voting Agreement”), by and among the Issuer, Ainos Inc., and Chun-Hsien Tsai, Ting Chuan Lee, Chun-Jung Tsai, and Chung-Yi Tsai (the “Tsai Group”); (iii) 120,000 shares of common stock pursuant to the 2026 Voting Agreement with Chih-Heng Lu; (iv) 75,275 shares of common stock pursuant to the 2026 Voting Agreement with Hsin-Liang Lee; (v) 635,652 shares pursuant to a Voting Agreement dated May 3, 2024 between Ainos KY and ASE Test, Inc. and (vi) 989,925 shares pursuant to the 2026 Voting Agreement between Ainos KY and Taiwan Carbon Nano Technology Corporation.

(2)	Consisting of the following (i) 11,777 shares owned by ASE Test, (ii) 99,875 shares issuable to ASE Test upon conversion of outstanding convertible notes of the Issuer and (iii) 424,000 shares issuable to ASE Test upon conversion of a convertible note of the Issuer issuable within 60 days) , and (iv) 100,000 shares issuable to ASE Test upon exercise of warrants to purchase 100,000 shares of the Issuer with ASE Test. All shares beneficially owned by ASE Test are subject to the Voting Agreement dated May 3, 2024 between Ainos KY and ASE Test.

(3)	ScentAI Inc. is a wholly owned subsidiary of the Company, Chun-Hsien Tsai, the Chief Executive Officer of the Company and the sole director of ScentAI Inc., may be deemed to have shared voting and investment power over the shares held by the ScentAI Inc. All of the shares owned by ScentAI Inc. currently have no voting power. The business address of ScentAI Inc. is 3050 Post Oak Blvd, Suite 510-T80, Houston, TX 77056.

(4)	Chun-Hsien Tsai and Chun-Jung Tsai serve as directors of Ainos KY; however, they do not control its board, as the board of directors of Ainos KY includes members who are not executive officers or directors with Ainos.

(5)	Includes 48,213 shares of common stock directly held by Wen-Han Chang, and 53,333 shares of common stock indirectly through his spouse, Chien-Hsuan Huang.

(6)	Includes 89,280 shares of common stock directly held by Yao-Chung Chiang, and 2,000 shares of common stock indirectly through his spouse, Hsiu-Hwei Tsai Chiang.

Equity Compensation Plan Information

There is no remain equity compensation plan as of December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Party Transactions

In addition to the executive officer and director compensation arrangements discussed above under Item 11 “Executive Compensation”, since January 1, 2025, the following are the only transactions or series of similar transactions to which we were or will be a party in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer, beneficial holder of more than 5% of our common stock or any member of their immediate family or any entity affiliated with any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change of control and other arrangements, which are described under “Executive Compensation.”

Purchase of intangible assets and equipment

Patent license agreement

On August 6, 2024, the Company entered into a patent license agreement (the “License Agreement”) with TCNT, as an effort to bolster the Company’s AI Nose and point-of-care testing (POCT) technologies while preserving cash. As of August 5, 2024, prior to TCNT entering into the License Agreement, TCNT controlled, via its majority interest in Ainos KY which is a party to certain voting agreements, approximately 38% of the voting power of the Company. Pursuant to the License Agreement, TCNT has agreed to assign and grant, and the Company has agreed to accept, an exclusive, irrevocable, and perpetual license of certain invention patents and patent applications related to gas sensors and medical devices (the “Licensed Patents”), in exchange for 1,100,000 shares (adjusted for the 1-for-5 reverse stock split of the Company’s common stock on June 30, 2025) of the Common Stock, at a price per share of 1.05 times the highest closing sale price of the Common Stock during the 30-trading day period preceding the effective date of the License Agreement. The License Agreement shall remain in effect until terminated by mutual written agreement of the parties, or until the expiration of the Licensed Patents, or all claims for alleged infringement of the Licensed Patents are barred by applicable laws. Following the issuance of the 1.1 million shares of stock, TCNT controls the Company through its majority interest in Ainos KY and its direct ownership in the Company.

Working Capital Advances

Ainos KY provided $800,000 in cash in exchange for a promissory note to support working capital of the Company in March 2022 (the “KY Note”). The Company paid off $530,000 of the KY Note during the year ended December 31, 2023. The KY Note bears an interest rate of 1.85% per annum. On August 17, 2023, the Company entered into extension agreements with Ainos KY to extend the maturity of the KY Note to March 31, 2025.

On October 7, 2024, the Company paid off the remaining note payable principal amount of $270,000 with accrued interest to Ainos KY, the controlling shareholder of the Company.

On May 3, 2024, the Company entered into a Convertible Note and Warrant Purchase Agreement with the ASE, a shareholder of Ainos KY, for the issuance of convertible promissory notes with 6% compound interest in the aggregate principal amount of $9,000,000 (collectively, the “Notes”) convertible into shares of common stock, par value $0.01 per share, of the Company, payable three (3) years from May 3, 2024 as well as the issuance of warrants for the purchase of up to 100,000 shares (adjusted for the 1-for-5 reverse stock split of the Company’s common stock on June 30, 2025) of common stock at a price per share of $22.50, exercisable until May 3, 2029. As of December 31, 2025, the Company received the full amount of the payment.

The proceeds of the KY Note and ASE Note (see Note 5) were used for working capital advances. The total interest expense incurred in relation to the notes for the year ended December 31, 2025 were $689,803 compared to $469,887 for the year ended December 31, 2024. As of December 31, 2025 and December 31, 2024, unpaid accrued interest expenses were $1,229,843 and $540,039, respectively.

Product Development Agreement with TCNT

Pursuant to a five-year Product Development Agreement (the “Product Development Agreement”) with TCNT, effective August 1, 2021, the development expenses incurred were $340,314 and $413,324 for the years ended December 31, 2025 and 2024, respectively.

On January 9, 2024, the Company and TCNT entered into an addendum to the Product Development Agreement (the “Addendum Agreement”) in connection with the scope of co-development and certain terms. For products defined in the Addendum agreement, TCNT will provide facilities, equipment, mass production process technology, ISO9001 and ISO13485 related management, as well as mass production support. The procurement of parts and raw materials, rental fees, and utility expenses are excluded. The Company will pay a total fee of NT$5 million (US$162,840) for five-years of development commencing from January 2024. The Company prepaid the full amount of the fee on January 10, 2024 at TCNT’s request. Under the Product Development Agreement, the Company advance payment of $92,014 and $120,869 to TCNT as of December 31, 2025 and 2024, respectively. In addition, TCNT will provide non-exclusive use of certain patents related to VOC and POCT technologies for a monthly fee of $95,000 (plus 5% indirect tax), with negotiable payment terms for six months from January 2024 to June 2024.

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

As part of the Fourth Addendum Agreement entered into on October 15, 2025, the Company and TCNT entered into the fourth addendum to the Product Development Agreement (the “Fourth Addendum Agreement”) to amend the fee for the exclusive use of patents of $50,000 per month (plus 5% sales tax) for a two-year period starting from October 16, 2025, instead of one year starting from October 16, 2024. The parties may negotiate payment terms and subsequent licensing methods thereafter.

The Company paid license fees to TCNT during the year ended December 31, 2025 amounting to $600,000 (plus 5% indirect tax) compared to $1,005,000 (plus 5% indirect tax) during the year ended December 31, 2024.

Manufacturing Service Agreement with TCNT for the AI Nose hardware products

On November 14, 2025, the Company entered into a manufacturing service agreement with TCNT to manufacture AI Nose hardware products. A deposit equal to 50% of the contract price was prepaid by the Company totaling $53,063 for the year ended December 31, 2025.

AI Nose subscription-based order with ASE Technology Holding

On August 6, 2025, the Company entered into a three-year subscription-based agreement with ASE Technology Holding Co., Ltd. (“ASEH”), a related party, with a total contract value of approximately $2.1 million. Pursuant to the agreement, the Company will deploy approximately 1,400 AI Nose units at select ASEH manufacturing facilities. The agreement provides for the delivery of AI Nose hardware and related subscription-based services. ASEH prepaid approximately $350,000, representing 50% of the first-year contract consideration, which was received by the Company during the year ended December 31, 2025.

Controlling Shareholder

Taiwan Carbon Nano Technology Corporation (the “TCNT”) holds majority share of Ainos KY, which holds majority voting power of the Company as of December 31, 2025.

Under Common Control

ScentAI Inc. (“ScentAI”) is a wholly owned subsidiary of the Company.

The Company issued 1,160,000 shares of its common stock in exchange for 116,000,000 newly issued shares of ScentAI in 2025. Both entities are under the same ultimate controlling party before and after the transaction.

Director Independence

We are a “controlled company” as defined in Rule 5615(c)(1) of the Nasdaq Listing Rules because more than 50% of our voting power is held by Ainos KY through direct shareholding and voting agreement dated January 1, 2026 by and among Ainos KY, Chun-Hsien Tsai, Ting Chuan Lee, Chun-Jung Tsai, Chung-Yi Tsai, Chih-Heng Lu, Taiwan Carbon Nano Technology Corporation (“TCNT”), and Hsin-Liang Lee and a voting agreement dated May 3, 2024 between Ainos KY and ASE Test, Inc. As a “controlled company,” we are exempt from the requirements of Rule 5605(b), (d) and (e) of the Nasdaq listing standards that would otherwise require us to have (i) a majority of independent directors on the Board, (ii) compensation and nominating committees composed solely of independent directors, (iii) the compensation of executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors, and (iv) director nominees selected or recommended to the Board for selection, either by a majority of the independent directors, or a nominating committee composed solely of independent directors. Consequently, we are exempt from independent director requirements of Rule 5605(b), (d) and (e) of the Nasdaq Listing Rules, except for the requirements under subsection (b)(2) thereof pertaining to executive sessions of independent directors and those under subsection (c) thereof pertaining to the Audit Committee. Currently, we have an Audit Committee and Compensation Committee composed solely of independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

KCCW Accountancy Corp. (KCCW) was approved and appointed as our principal accounting firm starting Q1 of 2023, and YCM CPA INC. (YCM) was approved and appointed as our principal accounting firm starting Q2 of 2025.

The fees billed or to be billed by KCCW and YCM are as below:

Audit Fees

The aggregate fees billed and to be billed by our principal auditor for professional services rendered for the audit of annual financial statements and for the review of quarterly financial statements were $140,000 and $145,500 for the fiscal year ended December 31, 2024 and 2025, respectively, and were pre-approved by the Audit Committee of the Board of Directors.

Audit Related Fees: For the fiscal year ended December 31, 2024 and 2025 were nil and $8,849, respectively.

Tax Fees: For the fiscal year ended December 31, 2024 and 2025 were nil and $8,500, respectively.

All Other Fees: For the fiscal year ended December 31, 2024 and 2025 were $16,250 and nil, respectively.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

					INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-K	FILING DATE WITH SEC	FORM	EXH #	HYPERLINK TO FILINGS
3.1	Restated Certificate of Formation of the Company, dated April 15, 2021		4/21/2021	8-K	3.1	Restated Certificate of Formation of the Company, dated April 15, 2021
3.2	Certificate of Amendment to the Restated Certificate of Formation, dated August 8, 2022		8/12/2022	8-K	3.1	Certificate of Amendment, dated August 8 2022
3.3	Certificate of Amendment to the Restated Certificate of Formation of Ainos, Inc., as filed with the Texas Secretary of State on June 6, 2025		07/01/2025	8-K	3.1	Certificate of Amendment to the Restated Certificate of Formation
3.4	Amended and Restated Bylaws of the Company, effective September 28, 2022		10/4/2022	8-K	3.2	Amended and Restated Bylaws, effective September 28, 2022
3.5	Amended and Restated Bylaws of Ainos, Inc.		06/20/2024	8-K	3.1	Amended and Restated Bylaws
4.1	Form of Common Stock Certificate		4/3/2023	10-K	4.1(a)	Form of Common Stock Certificate
4.2	Form of Warrant		8/2/2022	S-1/A	4.1	Form of Warrant
4.3	Form of Warrant Agency Agreement		8/2/2022	S-1/A	4.2	Form of Warrant Agency Agreement
4.4	Form of Convertible Promissory Note		9/29/2023	8-K	4.2	Form of Convertible Promissory Note
4.5	Form of Common Stock Purchase Warrant		9/29/2023	8-K	4.3	Form of Common Stock Purchase Warrant
4.6	Form of Placement Agent Warrant		9/29/2023	8-K	4.1	Form of Placement Agent Warrant
4.7	Description of securities	X
4.8	First Amendment, dated January 23, 2024, to Senior Secured Convertible Promissory Note dated as of September 28, 2023		01/25/2024	8-K	4.1	First Amendment, dated January 23, 2024, to Senior Secured Convertible Promissory Note dated as of September 28, 2023
4.9	Voting Deed, dated as of May 3, 2024, by and among Ainos, Inc., a Cayman Islands company, and ASE Test, Inc.		05/06/2024	8-K	4.1	Voting Deed
4.10	Convertible Promissory Note, dated as of May 3, 2024, issued by Ainos, Inc. in favor of ASE Test, Inc. in the principal amount of US$9,000,000.		05/06/2024	8-K	4.2	Convertible Promissory Note
4.11	Common Stock Warrant, dated as of May 3, 2024, issued by Ainos, Inc. to ASE Test, Inc.		05/06/2024	8-K	4.3	Common Stock Warrant
9.1	Voting Agreement dated September 2, 2022		8/15/2023	13D/A	1	Voting Agreement
9.2	Voting Agreement dated on January 26, 2024		1/29/2024	13D/A	1	Voting Agreement
9.3	Termination Agreement dated on January 26, 2024		1/29/2024	13D/A	2	Termination Agreement
9.4	Voting Agreement dated on March 7, 2024		3/8/2024	10-K	9.4	Voting Agreement
10.1	2018 Employee Stock Option Plan*		4/16/2019	10-K	10.72	2018 Employee Stock Option Plan

10.11	Amended and Restated Asset Purchase Agreement, dated as of January 29, 2022, between Ainos Inc. and Ainos, Inc.	2/3/2022	8-K	2.1	Amended and Restated Asset Purchase Agreement, dated as of January 29, 2022, between Ainos Inc. and Ainos, Inc.
10.12	Convertible Promissory Note, dated as of January 30, 2022, issued by the Company to Ainos Inc.	2/3/2022	8-K	10.1	Convertible Promissory Note, dated as of January 30, 2022, issued by the Company to Ainos Inc.
10.13	Non-Convertible Promissory Note, dated March 4, 2022, issued by the Company to Ainos Inc.	3/17/2022	8-K	10(i)	Non-Convertible Promissory Note, dated March 4, 2022, issued by the Company to Ainos Inc.
10.14	Note Extension Agreement, dated March 17, 2022, between the Company and Ainos Inc.	3/17/2022	8-K	10 (ii)	Note Extension Agreement, dated March 17, 2022, between the Company and Ainos Inc.
10.15	Form of Convertible Note Purchase Agreement, between the Company and the purchasers party thereto	4/4/2022	8-K	2.1	Form of Convertible Note Purchase Agreement, between the Company and the purchasers party thereto
10.16	Form of Convertible Promissory Note	4/4/2022	8-K	10.1	Form of Convertible Promissory Note
10.17	Security Agreement, dated as of September 28, 2023, by and between Lind Global Fund II LP and Ainos, Inc.	9/29/2023	8-K	10.1	Security Agreement, dated as of September 28, 2023, by and between Lind Global Fund II LP and Ainos, Inc.
10.18	Securities Purchase Agreement, dated as of September 25, 2023, by and between Lind Global Fund II LP and Ainos, Inc.	9/29/2023	8-K	10.2	Securities Purchase Agreement, dated as of September 25, 2023, by and between Lind Global Fund II LP and Ainos, Inc.
10.19	Placement Agent Agreement, dated as of September 25, 2023 by and between Maxim Partners LLC and Ainos, Inc.	9/29/2023	8-K	10.3	Placement Agent Agreement, dated as of September 25, 2023 by and between Maxim Partners LLC and Ainos, Inc.
10.20	Employment Agreement by and between Lawrence K. Lin and the Company effective August 1, 2021*	8/16/2021	8-K	10.1(a)	Employment Agreement by and between Lawrence K. Lin and the Company effective August 1, 2021
10.21	Extension of the consulting agreement and pre-existing warrant certificate between the Company and i2China Management Group, LLC (originally dated April 15, 2018), dated November 30, 2020	3/30/2021	10-K	10.1(J)	Extension of the consulting agreement and pre-existing warrant certificate between the Company and i2China Management Group, LLC (originally dated April 15, 2018), dated November 30, 2020
10.22	Employment Agreement, dated March 17, 2022, by and between the Company and Chun-Hsien Tsai*	3/17/2022	8-K	10(iii)	Employment Agreement, dated March 17, 2022, by and between the Company and Chun-Hsien Tsai

10.23	Employment Agreement, dated March 17, 2022, by and between the Company and Hui-Lan Wu	3/17/2022	8-K	10(iv)	Employment Agreement, dated March 17, 2022, by and between the Company and Hui-Lan Wu
10.24	Employment Agreement, dated March 17, 2022, by and between the Company and Chih-Heng Jack Lu	3/17/2022	8-K	10(v)	Employment Agreement, dated March 17, 2022, by and between the Company and Chih-Heng Jack Lu
10.25	Employment Agreement, dated May 8, 2023, by and between the Company and Meng-Lin Sung*	3/8/2024	10-K	10.25	Employment Agreement, dated May 8, 2023, by and between the Company and Meng-Lin Sung
10.26	English Translation of Product Development Agreement, dated on August 1, 2021	1/12/2024	8-K	10.1	English Translation of Product Development Agreement, dated on August 1, 2021
10.27	English Translation of Addendum to the Product Development Agreement, dated on January 9, 2024	1/12/2024	8-K	10.2	English Translation of Addendum to the Product Development Agreement, dated on January 9, 2024
10.28	Ainos NISD Inabata Codevelopment Agreement - August 9, 2023, Appendix 1 and 2 redacted	11/9/2023	10-Q	10.1	Ainos NISD Inabata Codevelopment Agreement - August 9, 2023, Appendix 1 and 2 redacted
10.29	Mandate Agreement	03/19/2024	8-K	10.1	Mandate Agreement
10.30	Convertible Note and Warrant Purchase Agreement, dated May 3, 2024, by and between Ainos, Inc. and ASE Test, Inc.	05/06/2024	8-K	10.1	Convertible Note and Warrant Purchase Agreement
10.31	At The Market Offering Agreement between Ainos, Inc. and H.C. Wainwright & Co., LLC	05/31/2024	S-3	1.1	At The Market Offering Agreement
10.32	English Translation of Second Addendum to Product Development Agreement, dated July 8, 2024	07/12/2024	8-K	10.1	English Translation of Second Addendum to Product Development Agreement
10.33	English Translation of Third Addendum to Product Development Agreement, dated October 16, 2024	10/22/2024	8-K	10.1	English Translation of Third Addendum to Product Development Agreement
10.34	Patent License Agreement, dated August 6, 2024, by and between Ainos, Inc. and Taiwan Carbon Nano Technology Corporation.	08/09/2024	8-K	10.1	Patent License Agreement
10.35	Amendment to Convertible Promissory Note, dated March 10, 2025	03/11/2025	8-K	10.1	Amendment to Convertible Promissory Note

10.36	Amendment to Convertible Promissory Note, dated March 10, 2025		03/14/2025	8-K	10.1	Amendment to Convertible Promissory Note
10.37	English Translation of Fourth Addendum to Product Development Agreement, dated October 15, 2025		10/17/2025	8-K	10.1	English Translation of Fourth Addendum to Product Development Agreement
14.1	Code of Ethics		8/26/2021	8-K	14.1	Code of Ethics
19.1	Insider Trading Policy		11/15/2021	10-Q	99.5	Insider Trading Policy of the Board of Directors, as amended and adopted August 20, 2021
21.1	List of Subsidiaries	X
23.1	Consent of KCCW Accountancy Corp., independent registered public accounting firm	X
23.2	Consent of YCM CPA INC	X
24.1	Power of Attorney	X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)	X
32.1	Certification Of Principal Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002	X
32.2	Certification Of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002	X
97.1	Clawback policy		3/8/2024	10-K	97.1	Clawback Policy

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

AINOS, INC.

Date: March 30, 2026	By:	/s/ Chun-Hsien Tsai
Chun-Hsien Tsai, Chairman of the Board, President, and
Chief Executive Officer

Date: March 30, 2026	By:	/s/ Hsin-Liang Lee
Hsin-Liang Lee, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chun-Hsien Tsai	Chairman of the Board, President, and Chief Executive Officer	March 30, 2026
Chun-Hsien Tsai

/s/ Hsin-Liang Lee	Chief Financial Officer	March 30, 2026
Hsin-Liang Lee

/s/ Wen-Han Chang	Director	March 30, 2026
Wen-Han Chang
By: Chun-Hsien Tsai, Attorney in fact

/s/ Yao-Chung Chiang	Director	March 30, 2026
Yao-Chung Chiang
By: Chun-Hsien Tsai, Attorney in fact

/s/ Pao-Sheng Wei	Director	March 30, 2026
Pao-Sheng Wei
By: Chun-Hsien Tsai, Attorney in fact

/s/ Ting-Chuan Lee	Director	March 30, 2026
Ting-Chuan Lee
By: Chun-Hsien Tsai, Attorney in fact

/s/ Chun-Jung Tsai	Director	March 30, 2026
Chun-Jung Tsai
By: Chun-Hsien Tsai, Attorney in fact

/s/ Chung-Yi Tsai	Director	March 30, 2026
Chung-Yi Tsai
By: Chun-Hsien Tsai, Attorney in fact

Ainos, Inc.

Consolidated Financial Statements

As of and for the years ended December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ainos, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ainos, Inc. and its subsidiaries (the “Company”) as of December 31, 2025, the related statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with the U.S. generally accepted accounting principles.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company incurred recurring losses from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of Impairment of Intangible Assets

Critical Audit Matter Description

As discussed in Notes 2 and 4 to the financial statements, the Company acquired certain finite-lived intellectual properties from a related party. These intellectual properties were capitalized and are amortized over their estimated useful lives. The Company assessed whether events and circumstances indicate the carrying amount of these assets may not be fully recoverable. Given the audit effort in evaluating management’s judgements of the indicators of impairment and the required degree of auditor judgment, we determined it was a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s assessment of impairment included, amongst others:

●	We evaluated management’s accounting policy related to intangible assets.

●	We evaluated the management’s assumptions used in the estimates of undiscounted cash flows for the asset group and the conclusion reached by management.

/s/ YCM CPA INC.

We have served as the Company’s auditor since 2025.

PCAOB ID 6781

Irvine, California

March 30, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of Ainos, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Ainos, Inc. (the “Company”) as of December 31, 2024, the related statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with the U.S. generally accepted accounting principles.

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

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s assessment of impairment included, amongst others:

●	We evaluated management’s accounting policy related to intangible assets.

●	We evaluated the Company’s assumptions used in the estimates of undiscounted cash flow for the asset group and the conclusion reached by management.

/s/ KCCW Accountancy Corp.

We have served as the Company’s auditor since 2023.

Diamond Bar, California

March 7, 2025

KCCW Accountancy Corp.

3333 South Brea Canyon Rd. #206, Diamond Bar, CA 91765, USA

Tel: +1 909 348 7228 ● Fax: +1 909 895 4155 ● info@kccwcpa.com

Ainos, Inc.

Consolidated Balance Sheets

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$417,353	$3,892,919
Accounts receivable	22	56
Inventory, net	295,565	143,756
Other current assets	425,859	301,077
Total current assets	1,138,799	4,337,808
Intangible assets, net	19,226,003	23,748,328
Property and equipment, net	343,281	559,645
Other assets	163,025	174,418
Total assets	$20,871,108	$28,820,199

Liabilities and Stockholders’ Equity
Current liabilities:
Contract liabilities (including amounts to related party of $350,000 and nil as of December 31, 2025 and 2024, respectively)	$350,000	$106,329
Convertible notes payable (including amounts to related party of nil and $2,000,000 as of December 31, 2025 and 2024, respectively)	-	3,000,000
Accrued expenses and other current liabilities	728,683	848,615
Total current liabilities	1,078,683	3,954,944
Convertible notes payable - noncurrent (including amounts to related party of $11,000,000 and $9,000,000 as of December 31, 2025 and 2024, respectively)	11,000,000	9,000,000
Other long-term liabilities	1,229,843	348,945
Total liabilities	13,308,526	13,303,889
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized as of December 31, 2025 and 2024, respectively; none issued and outstanding	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized as of December 31, 2025 and 2024; 6,982,675 shares and 3,085,477 shares issued and 5,882,675 and 3,085,477 shares outstanding as of December 31, 2025 and 2024, respectively	69,827	30,854
Treasury stock, at cost (1,160,000 and nil shares held as of December 31, 2025 and 2024, respectively) (1)	(1,972,000)	-
Additional paid-in capital	77,234,374	68,644,301
Accumulated deficit	(67,520,328)	(52,749,316)
Accumulated other comprehensive loss - translation adjustment	(249,291)	(409,529)
Total stockholders’ equity	7,562,582	15,516,310
Total liabilities and stockholders’ equity	$20,871,108	$28,820,199

(1)	The Company issued 1,160,000 shares of its common stock in exchange for 116,000,000 newly issued shares of wholly owned Subsidiary. The Company treats those shares as Treasury Stock in its consolidated financial statements. Both entities are under the same ultimate controlling party before and after the transaction. The transaction represents an equity restructuring within the group and is considered a common control transaction under ASC 805-50.

The accompanying notes are an integral part of these consolidated financial statements.

Ainos, Inc.

Consolidated Statements of Operations

	Years ended December 31,
	2025	2024
Revenues	$124,157	$20,729
Cost of revenues	(21,246)	(52,595)
Gross profit (loss)	102,911	(31,866)

Operating expenses:
Research and development expenses (including amounts for related party of $947,084 and $1,418,887 for the years ended December 31, 2025 and 2024, respectively)	7,749,772	8,413,923
Selling, general and administrative expenses	6,343,547	5,395,415
Total operating expenses	14,093,319	13,809,338
Loss from operations	(13,990,408)	(13,841,204)

Non-operating income (expenses), net
Interest expense	(711,903)	(616,467)
Issuance cost of senior secured convertible note measured at fair value	-	(308,336)
Fair value change of senior secured convertible note	-	(275,624)
Other income (expenses), net	(67,901)	179,270
Total non-operating expenses, net	(779,804)	(1,021,157)
Net loss before income taxes	(14,770,212)	(14,862,361)
Provision for income taxes	800	800
Net loss	$(14,771,012)	$(14,863,161)
Net loss per common share - basic and diluted	$(3.46)	$(7.82)

Weighted-average shares used in computing net loss per common share-basic and diluted	4,270,815	1,900,723

The accompanying notes are an integral part of these consolidated financial statements.

Ainos, Inc.

Consolidated Statements of Comprehensive Loss

	Years ended December 31,
	2025	2024
Net loss	$(14,771,012)	$(14,863,161)
Other comprehensive loss:
Translation adjustment	160,238	(139,056)
Comprehensive loss	$(14,610,774)	$(15,002,217)

The accompanying notes are an integral part of these consolidated financial statements.

Ainos, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2025 and 2024

	Preferred Stock		Common Stock		Tearsury Stock		Common Stock - to be issued		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares (1)	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2024	-	$-	3,085,477	$30,854	-	$-	-	$-	$68,644,301	$(52,749,316)	$(409,529)	$15,516,310
Issuance of stock to settle vested RSUs	-	-	634,966	6,350	-	-	-	-	(6,350)	-	-	-
Issuance of stock to special stock bonus	-	-	1,300,500	13,005	-	-	-	-	2,682,525	-	-	2,695,530
Issuance of common stock from at-the-market offering, net of issuance costs	-	-	734,214	7,343	-	-	-	-	2,001,378	-	-	2,008,721
Issuance of common stock for consulting services	-	-	67,617	676	-	-	-	-	224,324	-	-	225,000
Fractional shares paid out in cash for the reverse stock split	-	-	(99)	(1)	-	-	-	-	(259)	-	-	(260)
Issuance of common stock exchanging Subsidiary shares	-	-	1,160,000	11,600	(1,160,000)	(1,972,000)	-	-	1,960,400	-	-	-
Share-based compensation	-	-	-	-	-	-	-	-	1,728,055	-	-	1,728,055
Net loss	-	-	-	-	-	-	-	-	-	(14,771,012)	-	(14,771,012)
Translation adjustment	-	-	-	-	-	-	-	-	-	-	160,238	160,238
Balance at December 31, 2025	-	$-	6,982,675	$69,827	(1,160,000)	$(1,972,000)	-	$-	$77,234,374	$(67,520,328)	$(249,291)	$7,562,582

Balance at December 31, 2023	-	$-	935,557	$9,355	-	$-	32,467	$325	$62,594,529	$(37,886,155)	$(270,473)	$24,447,581
Conversion of convertible notes payable to common stock	-	-	646,730	6,467	-	-	(32,467)	(325)	2,435,549	-	-	2,441,691
Issuance of stock to settle vested RSUs	-	-	353,690	3,537	-	-	-	-	(3,537)	-	-	-
Issuance of stock to special stock bonus	-	-	49,500	495	-	-	-	-	88,501	-	-	88,996
Related party used computer equipment	-	-	-	-	-	-	-	-	(4,428)	-	-	(4,428)
Warrants issued in connection with senior secured convertible note payable	-	-	-	-	-	-	-	-	1,586	-	-	1,586
issue common stock for patent license agreement	-	-	1,100,000	11,000	-	-	-	-	(11,000)	-	-	-
Share-based compensation	-	-	-	-	-	-	-	-	3,543,101	-	-	3,543,101
Net loss	-	-	-	-	-	-	-	-	-	(14,863,161)	-	(14,863,161)
Translation adjustment	-	-	-	-	-	-	-	-	-	-	(139,056)	(139,056)
Balance at December 31, 2024	-	$-	3,085,477	$30,854	-	$-	-	$-	$68,644,301	$(52,749,316)	$(409,529)	$15,516,310

(1)	The Company issued 1,160,000 shares of its common stock in exchange for 116,000,000 newly issued shares of wholly owned Subsidiary. The Company treats those shares as Treasury Stock in its consolidated financial statements. Both entities are under the same ultimate controlling party before and after the transaction. The transaction represents an equity restructuring within the group and is considered a common control transaction under ASC 805-50.

The accompanying notes are an integral part of these consolidated financial statements.

Ainos, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(14,771,012)	$(14,863,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,780,150	4,801,716
Share-based compensation expense	1,728,055	3,543,101
Stock issued for special stock bonus	2,695,530	88,996
Issuance cost of senior secured convertible note measured at fair value	-	308,336
Issuance of common stock for consulting services	225,000	-
Changes in fair value of senior secured convertible note	-	275,624
Gain on disposal of property, plant and equipment	(1,096)	-
Changes in operating assets and liabilities:
Accounts receivable	34	399
Inventory	(151,809)	23,837
Other current assets	(123,085)	118,444
Accrued expenses and other current and long-term liabilities	1,003,536	(105,559)
Net cash used in operating activities	(4,614,697)	(5,808,267)
Cash flows from investing activities:
Purchase of property and equipment	(34,561)	(21,331)
Decrease (Increase) in refundable deposits and other assets	32,338	(103,961)
Net cash used in investing activities	(2,223)	(125,292)
Cash flows from financing activities:
Proceeds from convertible notes payable- noncurrent, related party	-	9,000,000
Proceeds from senior secured convertible notes payable	-	875,000
Proceeds from at-the-market offering, net of issuance costs	2,008,721	-
Repayment of convertible notes payable	(1,000,000)	-
Repayment of senior secured convertible notes payable	-	(1,439,754)
Repayment of other notes payable, related party	-	(312,000)
Payment of issuance cost of senior secured convertible note measured at fair value	-	(97,500)
Fractional shares paid out in cash for the reverse stock split	(260)	-
Net cash provided by financing activities	1,008,461	8,025,746
Effect from foreign currency exchange	132,893	(84,896)
Net (decrease) increase in cash and cash equivalents	(3,475,566)	2,007,291
Cash and cash equivalents at beginning of year	3,892,919	1,885,628
Cash and cash equivalents at end of year	$417,353	$3,892,919

Supplemental Cash Flow Information
Cash paid for interest	$32	$21,671
Cash paid for income taxes	$800	$800
Issuance of common stock for consulting services	$225,000	$-

Noncash financing and investing activities
Conversion of senior secured convertible notes to common stock	$-	$2,441,691
Receivable from disposal of property, plant and equipment	$1,697	$-
Issuance of common stock for exchanging subsidiary company shares	$1,972,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Ainos, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

1. Description of Business

Organization and Business

Ainos, Inc. (the “Company”), incorporated in the State of Texas in 1984, is a dual-platform company advancing artificial intelligence–based smelltech technologies and immune therapeutics. Our primary strategic focus is the commercialization of our proprietary scent digitization platform, AI Nose, while we also continue to develop therapeutic assets based on our low-dose oral interferon program, VELDONA®.

Our core technology platform, AI Nose, is an AI-based electronic olfaction system that integrates gas sensor arrays with proprietary artificial intelligence models, which we refer to as a smell language model (“SLM”), to digitize scent and volatile organic compound (“VOC”) signals into Smell ID, a machine-readable data format. AI Nose is initially developed in healthcare-related settings, including point-of-care testing (“POCT”). These early healthcare applications shaped the platform’s sensor architecture, data models, and system calibration.

Building on this foundation, we are expanding the application of AI Nose into industrial environments, where we believe real-time environmental sensing, anomaly detection, and operational monitoring are important. Current and planned use cases include industrial applications across semiconductor manufacturing, robotics, and smart manufacturing settings. We believe the underlying scent digitization architecture of AI Nose is adaptable across a range of industrial and non-industrial verticals, and we continue to evaluate additional application opportunities based on partner engagement and deployment experience.

We are advancing the AI Nose platform through partner-led deployments, with a strategy focused on platform scalability, data-driven performance improvement, and integration into existing industrial ecosystems. Our approach emphasizes expanding the role of scent as a machine-readable data modality alongside vision and sound, while maintaining flexibility to address diverse operational requirements.

Separately, we continue to develop VELDONA®, our low-dose oral interferon platform, targeting selected rare, autoimmune, and infectious disease indications. Our VELDONA® programs include candidates for the treatment of oral warts in HIV-positive patients, Sjögren’s syndrome, and feline chronic gingivostomatitis (“FCGS”). We have conducted research and development activities related to VELDONA® since our inception.

Public Offering and Uplisting

The Company’s registration statement related to its underwritten public offering (the “Offering”) was declared effective on August 8, 2022, and the Company’s common stock and warrants began trading on the Nasdaq Capital Market (the “Nasdaq”) on August 9, 2022 under the trading symbols “AIMD” and “AIMDW”, respectively.

Reverse Stock Splits

In connection with the Offering, the Company’s board of directors on April 29, 2022 and its shareholders on May 16, 2022 approved a 1-for-15 reverse stock split of the Company’s common stock that became effective on August 9, 2022. On November 27, 2023, to comply with Nasdaq’s minimum $1.00 per share continued listing rules, the Company filed a Certificate of Amendment to its Restated Certificate of Formation to apply for reverse stock split of the Company’s common stock at a ratio of 1-for-5, which was effectuated on December 14, 2023 after receiving required approvals. Further, to comply with Nasdaq’s minimum $1.00 per share continued listing rules, on June 27, 2025, the Company applied for another reverse stock split of the Company’s common stock at a ratio of 1-for-5, which was effectuated on June 30, 2025 after receiving required approvals.

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

2. Summary of Significant Accounting Policies

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

Liquidity and Capital Resources

As of December 31, 2025, the Company had cash and cash equivalents of $417,353. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements, and expected revenue primarily from the sale of AI Nose related program to support the Company’s operation and product developments. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

For the year ended December 31, 2025, the Company generated a net loss of $14,771,012. The Company expects to continue incurring development expenses for the next twelve months as the Company advances product pipeline.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses and has an accumulated deficit as of December 31, 2025 of $67,520,328 and expects to incur additional losses and negative operating cash flows for at least the next twelve months. The Company’s ability to meet its obligations is dependent upon its ability to generate sufficient cash flows from operations and future financing transactions. Although management expects the Company will continue as a going concern, there is no assurance that management’s plans will be successful since the availability and amount of such funding is not certain. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Cash and Cash Equivalents

As of December 31, 2025 and 2024, cash and cash equivalents consist of cash on hand and cash in bank which is potentially subject to concentration of credit risk. Such balance is maintained at financial institutions that management determines to be of high-credit quality. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation in the U.S.A or Central Deposit Insurance Corporation in Taiwan up to certain limits. At times, such deposits may be in excess of the insurance limit. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2025 and December 31, 2024, the Company had approximately nil and $212,400 in excess of FDIC insured limits, respectively. The Company maintains cash in state-owned banks in Taiwan. In Taiwan, the insurance coverage of each bank is NT$3,000,000 (approximately US$95,450). As of December 31, 2025 and December 31, 2024, the Company had approximately $242,000 and $3,311,000 cash in excess of the insured amount, respectively. The Company has not experienced any losses in such accounts.

Allowances for Doubtful Accounts

The allowances for doubtful accounts represent management’s best estimate of the expected future credit losses from the Company’s accounts receivable. Determination of the allowances requires management to exercise judgment about the timing, frequency and severity of credit losses that could materially affect the provision for credit losses and, therefore, net loss. The Company regularly performs detailed reviews of its portfolios to determine if an impairment has occurred and evaluates the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. The Company has not experienced significant customer payment defaults or identified other significant collectability concerns at December 31, 2025 and 2024.

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

Intangible Assets

Intangible assets, mainly consisting of patents, are initially recorded at fair value and stated net of accumulated amortization and, if applicable, impairments. The Company amortizes its intangible assets that have finite lives using the straight-line method. Amortization is recorded over the estimated useful lives ranging from 5 to 19 years.

Impairment of Long-lived Assets

The Company evaluates the recoverability of its definite lived intangible assets together with property and equipment whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group in accordance with ASC 360-10, Property, Plant and Equipment—Impairment or Disposal of Long-Lived Assets. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, the Company estimates the fair value of the assets using market participant assumptions pursuant to ASC 820, Fair Value Measurements.

During the 4th quarter of 2025, the Company reassessed its short-term and long-term commercial plans for its VOC POCT related products which are identified as an asset group being assigned the major intangible assets and identified that an impairment testing is warranted for the intangible assets. As a result, the Company performed an undiscounted cash flow analysis pursuant to ASC 360-10 to determine if the cash flows expected to be generated by the VOC POCT products over the estimated remaining useful life of its primary assets were sufficient to recover the carrying value of the asset group. Based on this analysis, the undiscounted cash flows were sufficient to recover the carrying value of the long-lived assets. Thus, management has concluded that no impairment loss is needed.

To estimate the undiscounted cash flows of the asset group, the Company used assumptions requiring significant judgment, including judgment about when the in-development product can be commercialized, estimated selling price and sales volume of the in-development product and the amount and timing of other cash outflows required to complete the development, commercialization and sales of the product. The forecasted cash flows were based on the Company’s most recent strategic plan, and for periods beyond the strategic plan, the Company’s estimates were based on assumed growth rates expected as of the measurement date. The Company believes its assumptions were consistent with the strategic plans and business goals.

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

Foreign Currency Translation

Assets and liabilities of a foreign entity whose functional currency is the local currency are translated to the U.S. dollar at the exchange rate in effect at each balance sheet date. Before translation, the Company re-measures foreign currency denominated assets and liabilities into the functional currency of the respective entity, resulting in unrealized gains or losses recorded in the Statements of Operations. Revenues and expenses are translated using average exchange rates during the respective period. Foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. The translations from NT dollars to U.S. dollars were made at the exchange rates set forth in the statistical release of the Bank of Taiwan. On December 31, 2025 the exchange rate was 31.43 NT dollars to one U.S. dollar.

No representation is made that the NT dollar or U.S. dollar amounts referred to herein could have been or could be converted into U.S. dollars or NT dollars, as the case may be, at any particular rate or at all.

Revenue Recognition

The Company accounts for revenue pursuant to ASC 606, Revenue from Contracts with Customer, and generates revenue from the sale of its products, primarily AI Nose related program.

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

Contract Balances

Deferred revenue consists of customer billings in advance of revenue being recognized. The Company invoices its customers at the beginning of the contractual period. Amounts anticipated to be recognized within one year of the balance sheet date are recorded on the consolidated balance sheets as deferred revenue, current; the remaining portion is recorded as deferred revenue, noncurrent.

The balance of deferred revenue will fluctuate based on timing of invoices and recognition of revenue. The amount of revenue recognized during the years ended December 31, 2025 and 2024 that was included in deferred revenue at the beginning of each period was $106,329 and nil, respectively.

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

	December 31, 2025	December 31, 2024
Beginning of year	$-	$2,651,556
Issue	-	875,000
Conversion into common stock	-	(2,441,691)
Change in fair value	-	275,624
Retirement in fair value	-	(1,360,489)
End of year	$-	$-

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

The Company recognizes a tax benefit from uncertain tax positions only if it is more likely than not that the position is sustainable, based solely on its technical merits and consideration of the relevant taxing authorities’ administrative practices and precedents. The tax benefits recognized from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being recognized upon settlement. The Company did not recognize any tax benefits from uncertain tax positions during the years ended December 31, 2025 and 2024. The Company recognizes tax-related interest and penalties, if any, as a component of income tax expense.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted the ASU for the fiscal year ended December 31, 2025 on a retrospective basis for all prior periods presented in the financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company adopted the ASU for the fiscal year ended December 31, 2025 on a retrospective basis for all prior periods presented in the financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”). ASU 2025-06 updates the accounting guidance for internal-use software by eliminating references to software development project stages, thereby requiring companies to start capitalizing software costs when (i) management has authorized and committed to funding the project, and (ii) it is probable the project will be completed and the software will be used as intended. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted. Amendments can be applied either (i) prospectively, (ii) through a modified transition approach based on the status projects and whether software costs were capitalized before the date of adoption, or (iii) retrospectively. The Company is currently evaluating the impact of ASU 2025-06 on the Company’s financial condition and results of operations.

In December 2025, the FASB issued ASU 2025-10 to provide specific authoritative guidance about the recognition, measurement, and presentation of a grant received by a business entity from a government. The amendments in this guidance require that a government grant received by a business entity should not be recognized until (1) it is probable that a business entity will comply with the conditions attached to the grant and the grant will be received and (2) a business entity meets the recognition guidance for a grant related to an asset or a grant related to income. Adoption of this standard is required using either a modified prospective, modified retrospective, or a retrospective approach. This standard is effective for the Company for both interim and annual reporting for the year ended December 31, 2029. The Company is currently evaluating the impact of ASU 2025-06 on the Company’s financial condition and results of operations.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

3. Inventory, net

Inventory stated at cost, net of reserve, consisted of the following:

	December 31,
	2025	2024
Raw materials	$118,329	$74,875
Work in process	108,278	1,131
Finished goods	68,958	67,750
Total	$295,565	$143,756

As of December 31, 2025 and 2024, the inventory consisted of $295,565 and $143,756, related to the Company’s product VELDONA Pet supplements and AI Nose related products.

4. Intangible Assets, net

Intangible assets are stated at cost less accumulated amortization and consist of the following at December 31, 2025 and 2024:

	December 31,
	2025	2024
Patents acquired	$39,143,975	39,143,975
Others	226,723	227,013
Total cost	39,370,698	39,370,988
Less: Accumulated amortization	(20,144,695)	(15,622,660)
Intangible assets, net	$19,226,003	23,748,328

Amortization expense for the years ended December 31, 2025 and 2024 was $4,522,407 and $4,534,729, respectively. No impairment loss was recorded in 2025 and 2024.

The weighted-average remaining useful lives for the amortizable intangible assets was 7.4 years as of December 31, 2025.

Estimated future amortization expense is as follows:

2026	$4,522,322
2027	4,521,505
2028	4,533,858
2029	1,926,411
2030	1,926,411
Thereafter	1,795,496
Total expense	$19,226,003

5. Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and impairment and consist of the following at December 31, 2025 and 2024:

	December 31,
	2025	2024
Machinery and equipment	$1,089,428	$1,046,534
Furniture and fixture	664,398	636,939
Total cost	1,753,826	1,683,473
Less: Accumulated depreciation and impairment	(1,410,545)	(1,123,828)
Property and equipment, net	$343,281	$559,645

Depreciation expense for the years ended December 31, 2025 and 2024 was $243,027 and $252,548, respectively.

At the 4th quarter of 2025, the Company disposed an equipment and recognized gain on this transaction totaling $1,096; the payment was received in January 2026.

6. Debts

The Company issued promissory notes to creditors for funding. As of December 31, 2025 and 2024, the details of the notes are as follows:

	December 31,
	2025	2024
March 2025 Convertible Notes, related party – noncurrent (ASE Note)	2,000,000	-
March 2025 Convertible Notes, related party – current (ASE Note)	-	2,000,000
March 2025 Convertible Notes – current (Lee Note)	-	1,000,000
May 2027 Convertible Notes, related party – noncurrent (ASE Note)	9,000,000	9,000,000
	$11,000,000	$12,000,000

The other note payable was issued to Ainos KY in exchange for $800,000 in cash to support working capital of the Company in March 2022 (the “KY Note”). The Company paid off $530,000 of the KY Note during the year ended December 31, 2023 and $270,000 with accrued interest of the KY Note during the year ended December 31, 2024.

Another note payable was issued to i2China Management Group, LLC (“i2China”) in exchange for consulting services in 2020 (the “i2China Note”). The Company paid off $42,000 with accrued interest of the i2China Note during the year ended December 31, 2024.

Both the KY Note and the i2China Note bear an interest rate of 1.85% per annum.

May 2027 Convertible Notes and Warrant Purchase Agreement

On May 3, 2024, the Company entered into a Convertible Note and Warrant Purchase Agreement with the ASE Test, Inc. (“ASE”), a shareholder of Ainos KY, for the issuance of convertible promissory notes with 6% compound interest in the aggregate principal amount of $9,000,000 (collectively the “Notes”) convertible into shares of common stock, par value $0.01 per share, of the Company, payable three (3) years from May 3, 2024, as well as the issuance of warrants for the purchase of up to 100,000 shares (adjusted for the 1-for-5 reverse stock split of the Company’s common stock on June 30, 2025) of common stock at a price per share of $22.50, exercisable until May 3, 2029. As of December 31, 2025, the Company received the full amount of the payment.

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

Convertible Note Issued to ASE Test, Inc. (the “ASE Note”)

Pursuant to the one of the aforementioned agreements, ASE Test, Inc. (the “ASE”), a shareholder of Ainos KY, committed to pay a total aggregate amount of $2,000,000 to the Company in exchange for convertible promissory note(s) in three tranches in the amounts of $1,000,000 (the “First Tranche”), $500,000 (the “Second Tranche”), and $500,000 (the “Third Tranche”) conditioned, among other things, on the Company achieving certain business milestones. As of December 31, 2025, the Company received the full amount of the payment.

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

The total interest expense of convertible notes payable and other notes payable for year ended December 31, 2025 and 2024 was $711,225 and $533,405 respectively. As of December 31, 2025 and 2024, the unpaid accrued interest expense was $1,229,843 and $651,268, respectively.

Senior Secured Convertible Notes Payable

On September 25, 2023, the Company entered into a securities purchase agreement (the “SPA”) with Lind Global Fund II LP (the “Lind”). The SPA provides for loans in an aggregate amount of up to $10,000,000 under various tranches to fund clinical trials, commercial product launch and working capital of the Company. On September 28, 2023, the initial closing date, the Company issued and sold to Lind, in a private placement, (a) a senior secured convertible promissory note in the aggregate principal amount of $2,360,000 (the “Lind Note”) and (b) warrants to purchase 92,165 shares (adjusted for the 1-for-5 reverse stock split of the Company’s common stock on June 30, 2025) of common stock at an exercise price of $22.50 per share of common stock (the “Lind Warrant”) for a cash amount of $2,000,000.

On December 21, 2023, an additional $1,000,000 was drawn down after certain conditions were met. The aggregate principal amount of the Lind Note was increased to $3,540,000 and the shares of common stock Lind Warrant can purchase was increased to 138,248 shares (adjusted for the 1-for-5 reverse stock split of the Company’s common stock on June 30, 2025).

On January 23, 2024, the Company received an Increased Funding Amount of up to $1.75 million, with $875,000 funded at closing and $875,000 to be funded subject to an effective registration statement and other conditions specified in the Securities Purchase Agreement, and amended the Initial Note to, among other amendments, increase the principal amount to $4,235,000 (the Initial Note as so amended, the “Note”). In connection with additional funding, the Company issued Lind a warrant to purchase 204,280 shares (adjusted for the 1-for-5 reverse stock split of the Company’s common stock on June 30, 2025) at an exercise price of $10.80 per share (the “Second Lind Warrants and together with the First Lind Warrants, the “Lind Warrants”).

The Lind Note does not bear any interest and matures on March 28, 2025.

Following the earlier to occur of (i) 90 days from the date of the SPA or (ii) the date the resale Registration Statement is declared effective by the SEC, the Lind Note is convertible into shares of the Company’s common stock at the option of Lind at any time with the conversion price at lower of $37.50 per share, subject to adjustment, or 90% of stock price as defined in the SPA. Under certain conditions as defined in the SPA, the Company can prepay the note at 105% of the outstanding principal amount or Lind can put back the note at 105%, when there is a change of control, or 120%, when there is an event of default, of the outstanding principal amount, etc.

On August 2, 2024, the Company retired its remaining senior secured convertible debt (the “Note”) with Lind Global Fund II LP, an institutional investment fund managed by The Lind Partners (together the “Investor”), as a result of conversions by the Investor and payments by the Company, which aggregates at a total of approximately US$1.67 million. The repayment was made with $1,439,754 in cash and $224,842 through the issuance of 76,476 shares (adjusted for the 1-for-5 reverse stock split of the Company’s common stock on June 30, 2025) of Common Stock, valued at $2.94 per share.

During the year ended December 31, 2024, the Company issued an aggregate of 646,731 shares (adjusted for the 1-for-5 reverse stock split of the Company’s common stock on June 30, 2025) of its common stock upon the conversions of senior secured convertible notes payable at the conversion price from $2.94 to $9.24 per share.

From an accounting perspective, the Lind Note is considered a debt host instrument embedded with an issuer’s call and investor’s contingent puts, and it was issued at substantial discount. The Company elected the fair value option (the “FVO”) to account for the Lind Note at fair value and mark to market each quarter. For the year ended December 31, 2024, the change in the fair value of the Lind Note was recorded in the Statements of Operations in the amount $275,624. No portion of the change in fair value was related to changes in credit risk of the Company which would be charged to other comprehensive loss if any. The Company has granted to Lind a senior security interest in all of the Company’s right, title, and interest in, to and under all of the Company’s property, subject to certain exceptions as set forth in the SPA. The issuance cost including a commitment fee charged by Lind, placement agent fee and warrants, and legal fees is $308,336, which was expensed due to FVO election.

7. Stockholders’ Equity

Preferred Stock

The Company increased authorized shares of preferred stock from 10,000,000 shares to 50,000,000 shares upon the filing of an amendment to the Company’s Certificate of Formation with the Secretary of State of Texas on November 27, 2023. No shares of preferred stock were issued and outstanding as of December 31, 2025 and 2024.

Common Stock

Holders of common stock are entitled to one vote per share and to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders.

The Company has 300,000,000 shares of common stock authorized for issuance at par value of $0.01. As of December 31, 2025, 6,982,675 shares of common stock were issued, and a total of 1,255,476 shares were reserved for conversion of convertible notes (588,626 shares) upon maturity, warrants issued to investors or in connection with fundings (381,953 shares), share-based compensation awards (1,561 shares) and ATM reserved (283,336 shares).

The Company issued 1,300,500 shares of common stock to directors, officers, and employees for achieving non-financial milestones. The fair value of the special stock bonus was $2,695,530 based on the closing price of the common stock at the date that major shareholder approval was obtained and was recorded immediately as selling, general and administrative and research and development expenses in the Statements of Operations, as no future service is required.

Subsidiary Share Exchange

The Company issued 1,160,000 shares of its common stock in exchange for 116,000,000 newly issued shares of wholly owned Subsidiary. The Company treats those shares as Treasury Stock in consolidated financial statements. Both entities are under the same ultimate controlling party before and after the transaction.

The transaction represents an equity restructuring within the group and is considered a common control transaction under ASC 805-50.

The Company recorded its investment in Subsidiary using carryover basis; no gain or loss was recognized.

Subsidiary recorded an equity issuance in exchange for non-cash consideration received from Parent. All intercompany equity holdings were fully eliminated upon consolidation.

Public Offering of Common Stock and Warrants

The Company completed its public offering (the “Offering”) of an aggregated 780,000 units at a price of $4.25 per unit on August 9, 2022. Each unit issued in the Offering consisted of 0.04 share (adjusted for the 1-for-5 reverse stock split of the Company’s common stock on June 30, 2025) of common stock and one unit of warrant to purchase 0.04 share of common stock of the Company at a price of $106.25 per share (the “Public Warrants”). In addition, the Company issued its underwriters a 45-day over-allotments option to purchase up to an additional 4,680 shares of common stock and/or up to an additional 117,000 units of Public Warrants at the public offering price. The underwriters exercised its option to purchase an additional 117,000 units of Public Warrants at $0.01 per unit for a total cash proceeds of $1,170. The Company received aggregate net proceeds of approximately $1.78 million after deducting direct offering cost of approximately $1.54 million including underwriting commissions and legal fees.

The Public Warrants may be exercised from February 5, 2023 (181 days from the effective date of the Company’s S-1 Registration Statement made effective August 8, 2022, hereafter “Registration Date”) to August 8, 2027 (5 years from the Registration Date). The fair value of the Public Warrants was around $3.28 million and was determined using the Black-Scholes option pricing model with the assumptions: $91.50 of stock price, $106.25 of strike price, 5-year expected term, 277% of expected volatility, 0% of expected dividend rate and 2.97% of risk-free interest rate.

On August 11, 2022, the Company agreed to issue to the representative of the underwriters warrants to purchase up to a total of 1,560 shares of common stock (the “Representative’s Warrants”) pursuant to an underwriting agreement. The Representative’s Warrants are exercisable at $116.88 per share, are initially exercisable 180 days after the effective date of the Offering and have a term of five years from their initial exercise date. The fair value of the Representative’s Warrants was around $107 thousands which was recorded in the additional paid-in capital and was determined using the Black-Scholes option pricing model with the assumptions: $13.75 of stock price, $116.88 of strike price, 5-year expected term, 304% of expected volatility, 0% of expected dividend rate and 2.91% of risk-free interest rate.

The direct issue cost paid in cash of $1.54 million together with the cost of the Representative’s Warrants was allocated based on the relative fair value of common stocks issued for the Offering and the Public Warrants and was recorded as a reduction to the additional paid-in capital.

Upon completion of the Offering, convertible notes outstanding in the principal amount of $30.4 million and accrued interest of $42,959 were automatically converted into 362,925 shares of common stock in 2022 August.

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

On September 5, 2025, the Company filed a prospectus supplement to amend the Prospectus to update the amount of shares the Company is eligible to sell under the Sales Agreement to an aggregate of $874,496 of additional shares of common stock. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in a public primary offering with a value exceeding one-third of our public float in any 12-month calendar period so long as our public float remains below $75.0 million.

As of December 31, 2025, the Company sold an aggregate of 734,214 shares of the Company’s common stock under the ATM facility and received $2,008,721 in net proceeds, after deducting commissions and expenses.

Warrants

As of December 31, 2025 and 2024, warrants (adjusted for the 1-for-5 reverse stock split of the Company’s common stock on June 30, 2025) issued and outstanding in connection with financing are summarized as below:

	December 31,
(In number of shares of common stock to purchase when warrants exercised)	2025	2024
Lind Warrant with exercise price ranging from $10.80 to $22.50	240,388	240,388
Public Warrants with exercise price of $106.25	35,880	35,880
Representative’s Warrants with exercise price of $116.875	1,560	1,560
Placement agent warrant with exercise price of $41.25	4,125	4,125
ASE Warrant with exercise price of $22.50	100,000	100,000
Total	381,953	381,953

As discussed in Note 6, the Company issued the Lind Warrant on September 28, 2023, December 21, 2023, and January 23, 2024 in connection with the private placement of the Lind Note. The Company issued 4,125 shares of warrants with an exercise price of $41.25 per share to the placement agent as the agent fee. Each warrant has a contractual term of 5 years and can be exercised for the purchase of one share of common stock of the Company. The carrying amount of the Lind Warrant is nil after allocating proceeds to the Lind Note measured at fair value. The fair value of the placement agent warrant is estimated as $21,479 using the Black-Scholes Model.

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

As of December 31, 2025, none of the warrants have been exercised, nor have they expired. The remaining contractual life of the warrants was 2.78 years as of December 31, 2025.

Dividends

The Company has never declared or paid, and does not anticipate declaring or paying, any cash dividends on any of its capital stock. The Company does not anticipate paying any dividends in the foreseeable future and currently intends to retain all available funds and any future earnings for use in the operation of the business to finance growth and development and for future repayment of debt. Future determinations as to the declaration and payment of dividends, if any, will be at the discretion of the Company’s board of directors and will depend on then-existing conditions, including operating results, financial condition, contractual restrictions, capital requirements, business prospects and other factors of the Company that the board of directors may deem relevant.

8. Revenue

The Company started to launch AI Nose related program beginning the third quarter of 2025 and deliver to customer at fourth quarter of 2025. Revenue from sales recognition depends on the contract condition.

The Company manufactures and delivers VOC POCT products powered by its AI Nose technology platform to customers in the semiconductor manufacturing industry and to distribution partners. Revenue is recognized when control of the products transfers to the customer, which occurs upon delivery to the customer's designated location and upon completion of installation and inspection.

The Company manufactures and delivers VELDONA Pet supplements to on-line and off-line distribution channels. Revenue from sales through on-line platform were recognized after the expiration of right of return which was offered for a limited time. Revenue from sales through off-line distribution channels was recognized only to the extent that the product sold was not expected to be returned.

The Company reported $124,157 of revenues for the year ended December 31, 2025, as compared to $20,729 for the year ended December 31, 2024. The Company generated $123,360 and nil in revenues from AI Nose related programs, $797 and $20,321 from pet supplements, and nil and $408 in revenues from COVID-19 Antigen Rapid Test Kits in 2025 and 2024, respectively. The Company has ceased selling COVID-19 Antigen Rapid Test Kit since first quarter of 2024.

Concentration risk

The customers accounting for 10% or more of the Company’s total net revenues for the years ended December 31, 2025 and 2024 are as follows:

	Year ended December 31
	2025	2024
Customers	% of revenue	% of revenue
Customer A	90%	-%
Customer B	-%	56%
Customer C	-%	34%

For the years ended December 31, 2025 and 2024, our product sales to three customers represented approximately 90% of our total gross product revenue. We expect high level of customer concentration to continue for the foreseeable future. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our results of operations.

9. Share-Based Compensation

2023 Stock Incentive Plan

The Company effectuated an amendment to its 2021 Stock Incentive Plan, now restated as the Company 2023 Stock Incentive Plan (the “2023 SIP” or “Plan”) which includes, among other things, a change in the number of reserved shares under the Plan. Under the 2023 SIP, subject to a change in capital structure or a change in control, the aggregate number of shares which may be issued or transferred pursuant to awards under the Plan will be equal to up to twenty percent (20%) of shares of outstanding common stock of the Company existing as of December 31st of the previous calendar year (the “Plan Share Reserve”). Upon the effectiveness of the 2023 SIP on February 16, 2023, the aggregate number of shares which may be issued pursuant to awards under the Plan is 174,215 shares of common stock, including shares that remained available for grant under the 2021 Stock Incentive Plan. On July 19, 2024, the Company filed Form S-8 to increase the aggregate number of shares may be issued to 189,286 shares of common stock including shares that remained available for grant under the 2021 Stock Incentive Plan. On April 4, 2025, the Company filed Form S-8 to increase the aggregate number of shares that may be issued to 617,095 shares of common stock. As of December 31, 2025, 980,326 shares have been granted under the 2023 SIP.

2021 Stock Incentive Plan

On September 28, 2021, the Company’s board of directors, and on May 16, 2022, its shareholders approved the 2021 Stock Incentive Plan (the “2021 SIP”). On June 20, 2022, the 2021 SIP was effective following approval by its shareholders. The 2021 SIP seeks to attract and retain key personnel, and to strengthen the commitment of the Company’s directors, officers, employees, consultants and advisors by making available equity interests in the Company or compensation measured by reference to the value of Company’s common stock. The 2021 SIP provides for the issuance of up to 53,333 shares (adjusted for the 1-for-5 reverse stock split of the Company’s common stock on June 30, 2025) of the Company’s common stock pursuant to equity awards, including options, stock appreciation rights and restricted stock units. During the period from January 1, 2023 up to the date that the prior plan was superseded by the 2023 SIP, no shares were granted under the 2021 SIP.

2021 Employee Stock Purchase Plan

On June 20, 2022, the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was effective following an approval by its shareholders. The 2021 ESPP provides eligible employees (as such term is defined in the ESPP) with an opportunity to purchase common stocks of the Company at a discount through voluntary contributions and is intended to qualify as an employee stock purchase plan under Section 423 of the U.S. Internal Revenue Code of 1986, as amended. A total of 2,000 shares (adjusted for the 1-for-5 reverse stock split of the Company’s common stock on June 30, 2025) of common stock have made available for issuance under the ESPP. During the period from January 1, 2024 up to the date that the prior plan was superseded by the 2023 SIP, no shares were granted under the 2021 ESPP.

Based on the aforementioned plans, the Company will issue new shares upon option exercise or shares vested.

Restricted Stock Units (“RSUs”)

RSUs entitle the recipient to be paid out an equal number of common stock shares upon vesting which is generally 3 years. The fair value of RSUs is based on the closing price of the underlying stock on the date of grant. A summary of the Company’s RSUs activity and related information for the years ended December 31, 2025 and 2024 is as follows:

	For the Year Ended December 31,
	2025		2024
	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested balance at January 1	17,966	$27.54	190,860	$21.97
RSUs granted	617,000	$2.58	189,286	$2.65
RSUs vested	(634,966)	$3.29	(353,688)	$11.54
RSUs forfeited	-	$-	(8,492)	$13.73
Unvested balance at December 31	-	$-	17,966	$27.54

Stock Options and Warrants

A summary of option activity for the years ended December 31, 2025 and 2024 is presented below.

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,466	$142.50	7.3	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2024	1,466	$142.50	6.3	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2025	1,466	$142.50	5.3	-
Vested or expected to vest at December 31, 2025	1,466	$142.50	5.3	-
Exercisable at December 31, 2025	1,466	$142.50	5.3	-

As of December 31, 2025, 1,206 warrants granted to i2China Management Group, LLC, adjusted for the 1-for-5 reverse stock split of the Company’s common stock on June 30, 2025, were expired. The exercisable price of the warrant is $99.42.

The Company used the Black-Scholes option pricing model to value the above option and warrant awards to determine the grant date fair value. The contractual term of the option and warrant is 10 years and 5 years, respectively.

Share-Based Compensation

The RSUs, options and warrants (the “Awards”) were granted to employees and consultants with service conditions. The share-based compensation expense of the Awards for the years ended December 31, 2025 and 2024 were $1,728,055 and $3,543,101, respectively.

	For the Year Ended December 31,
	2025	2024
Selling, general and administrative expenses	$1,492,502	$2,728,852
Research and development expenses	235,553	805,217
Cost of revenues	-	9,032
Total	$1,728,055	$3,543,101

The total income tax benefit recognized in the Statements of Operations for the share-based compensation arrangements was nil for the years ended December 31, 2025 and 2024. Compensation cost capitalized as part of inventory has been minimal.

As of December 31, 2025, the total unrecognized compensation cost related to the Awards was nil. The total fair value of shares vested during the years ended December 31, 2025 and 2024 was $2,246,894 and $4,242,956, respectively.

10. Income Taxes

The components of the provision (benefit) for income taxes consist of the following:

	For the Year Ended December 31,
	2025	2024
Current federal taxes	$-	$-
Current state taxes	800	800
Current tax provision	800	800
Deferred tax provision	4,522,000	129,000
Change in valuation allowance	(4,522,000)	(129,000)
Total income tax expense provision	$800	$800

A reconciliation of the statutory tax rates to the effective tax rates applicable to the Company is as follows:

	For the Year Ended December 31,
	2025	2024
Statutory federal income tax rate	21%	21%
Permanent differences	(2)%	(1)%
Deferred adjustment	(4)%	(4)%
State income tax expense	0%	0%
Change in valuation allowance	(15)%	(16)%
Effective income tax rate	0%	0%

The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets (liabilities)
Net operating loss carry forwards	$11,028,000	$6,911,000
Amortization	1,825,000	1,426,000
Depreciation	14,000	23,000
Capitalized research and development	635,000	611,000
Share-based compensation	113,000	119,000
Other temporary differences	51,000	54,000
Total deferred tax assets	13,666,000	9,144,000
Depreciation	-	-
Total deferred tax liabilities	-	-
Less: Valuation allowance	(13,666,000)	(9,144,000)
Net deferred tax assets	$-	$-

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

As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards of approximately $52,516,177. The federal net operating loss carryforwards generated through December 31, 2017 of $11,549,477 will expire in 2026 through 2037, while $40,966,700 of federal net operating loss carryforwards generated in post December 31, 2017 or later do not expire due to the provisions in the Tax Cuts and Jobs Act but may only offset 80% of taxable income in periods of future utilization. The state net operating loss carryovers has been immaterial.

The Company files returns with the U.S. federal government and various state jurisdictions. The Company’s returns have been, and could be in the future, subject to examination which may, or may not, have an impact to the financial statements.

11. Net Loss per Common Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	For the Year Ended December 31,
	2025	2024
Net loss attributable to common stockholders, basic and diluted	$(14,771,012)	$(14,863,161)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	4,270,815	1,900,723
Net loss per share attributable to common stockholders, basic and diluted	$(3.46)	$(7.82)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because they would be anti-dilutive:

	For the Year Ended December 31,
	2025	2024
Option and RSUs to purchase common stock	1,466	19,432
Special Stock Award	-	350,500
Warrants to purchase common stock	381,953	383,159
Convertible notes entitled to purchase common stock	543,547	503,441
Total potential shares	926,966	1,256,532

12. Related Party Transactions

During the years ended December 31, 2025 and 2024, other than disclosed elsewhere, the Company had the following material related party and related party transactions:

Related Party

Controlling shareholders

Taiwan Carbon Nano Technology Corporation (“TCNT”) is the controlling shareholder of the Company through its controlling interests in Ainos KY, who is an immediate controlling shareholder of the Company as of December 31, 2025. The Company acquired the POCT intellectual properties from Ainos KY. TCNT has a product development agreement with the Company. The Company relies on TCNT to manufacture or develop AI Nose products and has a concentration risk on the sole supplier.

Entity under common control

AI Nose Corporation, a wholly owned subsidiary of Ainos KY, is under common control with the Company.

Subsidiary

ScentAI Inc. (“ScentAI”) is a wholly owned subsidiary of the Company.

The Company issued 1,160,000 shares of its common stock in exchange for 116,000,000 newly issued shares of ScentAI in 2025. Both entities are under the same ultimate controlling party before and after the transaction.

Related Party Transactions

Product Development Agreement with TCNT

Pursuant to a five-year Product Development Agreement (the “Product Development Agreement”) with TCNT, effective August 1, 2021, the development expenses incurred were $340,314 and $413,324 for the years ended December 31, 2025 and 2024, respectively.

On January 9, 2024, the Company and TCNT entered into an addendum to the Product Development Agreement (the “Addendum Agreement”) in connection with the scope of co-development and certain terms. For products defined in the Addendum agreement, TCNT will provide facilities, equipment, mass production process technology, ISO9001 and ISO13485 related management, as well as mass production support. The procurement of parts and raw materials, rental fees, and utility expenses are excluded. The Company paid a total fee of NT$5 million (approximately US$162,840) for a five-years development commencing from January 2024. The Company prepaid the full amount of the fee on January 10, 2024 at TCNT’s request. Under the Product Development Agreement, the Company advance payment were $92,014 and $120,869 to TCNT as of December 31, 2025 and 2024, respectively. In addition, TCNT provided non-exclusive use of certain patents related to VOC and POCT technologies for a monthly fee of $95,000 (plus 5% indirect tax), with negotiable payment terms for six months from January 2024 to June 2024.

As part of the Second Addendum Agreement entered on July 8, 2024, TCNT provided non-exclusive use of certain patents related to VOC and POCT technologies for a monthly fee of $95,000 (plus 5% indirect tax), with negotiable payment terms to extend another three months from July 2024 to September 2024.

As part of the Third Addendum Agreement entered into on October 16, 2024 the Company entered an Addendum Agreement with TCNT. TCNT provided exclusive use of certain patents related to VOC, POCT and nitrogen-oxygen separation machine technologies for a monthly fee of $50,000 (plus 5% indirect tax) for twelve months from October 16, 2024, with negotiable payment terms.

As part of the Fourth Addendum Agreement entered into on October 15, 2025, the Company and TCNT entered into the fourth addendum to the Product Development Agreement (the “Fourth Addendum Agreement”) to amend the fee for the exclusive use of patents to $50,000 per month (plus 5% sales tax) for a two-year period starting from October 16, 2025 instead of one year starting from October 16, 2024. The parties may negotiate payment terms and subsequent licensing methods thereafter.

The Company paid license fees to TCNT during the year ended December 31, 2025 amounting to $600,000 (plus 5% indirect tax) compared to $1,005,000 (plus 5% indirect tax) during the year ended December 31, 2024.

Patent License Agreement

On August 6, 2024, the Company entered into a patent license agreement (the “License Agreement”) with TCNT as an effort to bolster the Company’s AI Nose and point-of-care testing (POCT) technologies while preserving cash. As of August 5, 2024, prior to TCNT entering into the License Agreement, TCNT controlled, via its majority interest in Ainos Inc., a Cayman Islands corporation (“Ainos KY”) which is a party to certain previously disclosed Voting Agreements, approximately 38% of the voting power of the Company. Pursuant to the License Agreement, TCNT has agreed to assign and grant, and the Company has agreed to accept, an exclusive, irrevocable, and perpetual license of certain invention patents and patent applications related to gas sensors and medical devices (the “Licensed Patents”) in exchange for 1,100,000 shares (adjusted for the 1-for-5 reverse stock split of the Company’s common stock on June 30, 2025) of the Company’s common stock (the “Common Stock”) at a price per share of 1.05 times the highest closing sale price of the Common Stock during the 30-trading day period preceding the effective date of the License Agreement. The License Agreement shall remain in effect until terminated by mutual written agreement of the parties, or until the expiration of the Licensed Patents, or all claims for alleged infringement of the Licensed Patents are barred by applicable laws. Following the issuance of the 1.1 million shares of stock, TCNT controls the Company through its majority interest in Ainos KY and its direct ownership in the Company.

Manufacturing Service Agreement with TCNT for the AI Nose hardware products

On November 14, 2025, the Company entered into a manufacturing service agreement with TCNT to manufacture AI Nose hardware products. A deposit equal to 50% of the contract price was prepaid by the Company totaling $53,063 for the year ended December 31, 2025.

AI Nose subscription-based order with ASE Technology Holding

On August 6, 2025, the Company entered into a three-year subscription-based agreement with ASE Technology Holding Co., Ltd. (“ASEH”), a related party, with a total contract value of approximately $2.1 million. Pursuant to the agreement, the Company will deploy approximately 1,400 AI Nose units at select ASEH manufacturing facilities. The agreement provides for the delivery of AI Nose hardware and related subscription-based services. ASEH prepaid approximately $350,000, representing 50% of the first-year contract consideration, which was received by the Company during the year ended December 31, 2025.

13. Commitments and Contingencies

The Company operates in an industry characterized by extensive patent litigation. Competitors may claim that the Company’s products infringe upon their intellectual property. Resolution of patent litigation or other intellectual property claims is typically time-consuming and costly and can result in significant damage awards and injunctions that could prevent the manufacture and sale of the affected products or require the Company to make significant royalty payments in order to continue selling the affected products. As of December 31, 2025, there were no such commitments or contingencies.

The Company has entered into agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. As of December 31, 2025, there are no purchase obligations excluding agreements that are cancellable at any time without penalty.

The Company recorded $350,000 cash received in advance as a contract liability from AI Nose units sold to its customer (as disclosed in Note 12 Related Party Transactions); the Company expects to realize the revenue in 2026.

14. Subsequent Events

Additional ATM offering

During the period from January 1, 2026 to March 30, 2026, the Company sold 283,336 shares of common stock under the At-the-Market Offering Agreement, resulting in net proceeds of approximately $601,600.

Additional Loan Agreement

On March 27, 2026, the Company entered into a loan agreement with ASE Test, Inc., a related party, pursuant to which ASE Test, Inc. agreed to lend the Company an aggregate principal amount of NT$90 million (the “Loan”) (approximately US$2,820,000).

The Loan bears interest at a rate of 2.5% per annum, accruing daily based on a 365-day year. The loan and the accrued Interest are payable in full on the date falling exactly one (1) year after the drawdown date.

