Form 10-Q
period 2026-03-31
Ainos, Inc.
filed 2026-05-13
CIK 1014763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____to____

Commission File No. 001-41461

AINOS, INC.

(Exact name of registrant as specified in its charter)

texas	75-1974352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3050 Post Oak Blvd, Suite 510-T80, Houston, TX 77056 (281)898-6586

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

As of May 13, 2026, there were issued and outstanding 8,524,542 shares of the registrant’s common stock, par value $0.01, which is the only class of common or voting stock of the registrant.

AINOS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Ainos, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,841,422	$417,353
Accounts receivable	23	22
Inventory, net	315,643	295,565
Other current assets	362,527	425,859
Total current assets	3,519,615	1,138,799
Intangible assets, net	18,110,834	19,226,003
Property and equipment, net	290,078	343,281
Other assets	161,056	163,025
Total assets	$22,081,583	$20,871,108

Liabilities and Stockholders’ Equity
Current liabilities:
Contract liabilities (including amounts of related party of $350,000 as of March 31, 2026, and December 31, 2025, respectively)	$350,000	$350,000
Convertible notes payable - Related parties - current	2,000,000	-
Loan payable to related parties	2,812,940	-
Accrued expenses and others current liabilities	1,183,539	728,683
Total current liabilities	6,346,479	1,078,683
Convertible notes payable - Related parties - noncurrent	9,000,000	11,000,000
Other long-term liabilities	1,043,158	1,229,843
Total liabilities	16,389,637	13,308,526
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized as of March 31, 2026 and December 31, 2025, 7,266,011 and 6,982,675 shares issued and 6,106,011 and 5,822,675 shares outstanding as of March 31, 2026, and December 31, 2025, respectively	72,660	69,827
Treasury stock, at cost (1,160,000 shares held as of March 31, 2026 and December 31, 2025)	(1,972,000)	(1,972,000)
Additional paid-in capital	77,833,141	77,234,374
Accumulated deficit	(69,980,128)	(67,520,328)
Accumulated other comprehensive loss	(261,727)	(249,291)
Total stockholders’ equity	5,691,946	7,562,582
Total liabilities and stockholders’ equity	$22,081,583	$20,871,108

The accompanying notes are an integral part of these consolidated financial statements.

Ainos, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2026	2025

Revenues	$161	$106,207
Cost of revenues	(763)	(18,233)
Gross profit (loss)	(602)	87,974
Operating expenses:
Research and development (including amounts of related party of $228,951 and $246,260 for the three months ended March 31, 2026, and 2025, respectively)	1,689,860	1,724,084
Selling, general and administrative	593,185	1,526,761
Total operating expenses	2,283,045	3,250,845
Loss from operations	(2,283,647)	(3,162,871)

Non-operating (expenses) income, net:
Interest expense	(176,876)	(180,445)
Other income, net	723	57,294
Total non-operating expenses, net	(176,153)	(123,151)

Net loss before income taxes	(2,459,800)	(3,286,022)
Provision for income taxes	-	-
Net loss	$(2,459,800)	$(3,286,022)
Net loss per common share - basic and diluted	$(0.41)	$(1.04)
Weighted-average shares used in computing net loss per common share-basic and diluted	6,031,585	3,172,611

The accompanying notes are an integral part of these consolidated financial statements.

4

Ainos, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2026	2025

Net loss	$(2,459,800)	$(3,286,022)
Other comprehensive loss:
Translation adjustment	(12,436)	(40,641)
Comprehensive loss	$(2,472,236)	$(3,326,663)

The accompanying notes are an integral part of these consolidated financial statements.

Ainos, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2026 and 2025

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance at December 31, 2025	-	$-	6,982,675	$69,827	(1,160,000)	$(1,972,000)	$77,234,374	$(67,520,328)	$(249,291)	$7,562,582
Issuance of common stock from at-the-market offering	-	-	283,336	2,833	-	-	598,767	-	-	601,600
Net loss	-	-	-	-	-	-	-	(2,459,800)	-	(2,459,800)
Translation adjustment	-	-	-	-	-	-	-	-	(12,436)	(12,436)
Balance at Mar 31, 2026	-	$-	7,266,011	$72,660	(1,160,000)	$(1,972,000)	$77,833,141	$(69,980,128)	$(261,727)	$5,691,946

Balance at December 31, 2024	-	$-	3,085,477	$30,854	-	$-	$68,644,301	$(52,749,316)	$(409,529)	$15,516,310
Issuance of stock to settle vested RSUs	-	-	1,174	12	-	-	(12)	-	-	-
Issuance of stock to special stock bonus	-	-	350,500	3,505	-	-	858,725	-	-	862,230
Issuance of common stock from at-the-market offering	-	-	5,881	59	-	-	14,546	-	-	14,605
Share-based compensation	-	-	-	-	-	-	55,170	-	-	55,170
Net loss	-	-	-	-	-	-	-	(3,286,022)	-	(3,286,022)
Translation adjustment	-	-	-	-	-	-	-	-	(40,641)	(40,641)
Balance at Mar 31, 2025	-	$-	3,443,032	$34,430	-	$-	$69,572,730	$(56,035,338)	$(450,170)	$13,121,652

The accompanying notes are an integral part of these consolidated financial statements.

Ainos, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,459,800)	$(3,286,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,174,074	1,177,270
Share-based compensation expense	-	55,170
Stock issued for special stock bonus	-	862,230
Changes in operating assets and liabilities:
Accounts receivable	(1)	(35)
Inventory	(27,539)	1,925
Other current assets	61,582	20,293
Accrued expenses and other current and long-term liabilities	268,263	(55,409)
Net cash used in operating activities	(983,421)	(1,224,578)
Cash flows from investing activities:
Purchase of property and equipment	(8,542)	(33,640)
Proceeds from disposal of equipment	1,750	-
Decrease in refundable deposits and other assets	6,713	13,053
Net cash used in investing activities	(79)	(20,587)
Cash flows from financing activities:
Proceeds from Loan agreement	2,812,940	-
Proceeds from at-the-market offering, net of issuance costs	601,600	14,605
Net cash provided by financing activities	3,414,540	14,605
Effect from foreign currency exchange	(6,971)	(34,073)
Net (decrease) increase in cash and cash equivalents	2,424,069	(1,264,633)
Cash and cash equivalents at beginning of period	417,353	3,892,919
Cash and cash equivalents at end of period	$2,841,422	$2,628,286

The accompanying notes are an integral part of these consolidated financial statements.

Ainos, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Organization and Business

Ainos, Inc. (the “Company”) was incorporated in the State of Texas in 1984. The Company is a dual-platform company engaged in the development of artificial intelligence-enabled olfactory sensing technologies, which we refer to as “SmellTech” or “Smell AI”, and related applications, as well as the development of immune therapeutics.

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

For the first quarter of 2026, the Company sold 283,336 shares of common stock under the ATM facility and received $601,600 in net proceeds after deducting commissions and expenses. As of March 31, 2026, the Company sold an aggregate of 1,017,550 shares of the Company’s common stock under the ATM facility and received $2,610,321 in net proceeds after deducting commissions and expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited financial statements as of and for the year ended December 31, 2025 contained in the Annual Report on Form 10-K filed with the SEC on March 30, 2026.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2026, or any other period.

There have been no material changes to the Company’s significant accounting policies as described in the audited financial statements as of December 31, 2025.

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

Liquidity

As of March 31, 2026, the Company had cash and cash equivalents of $2,841,422. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity, and/or debt financing arrangements. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

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

For the first quarter of 2026, the Company sold 283,336 shares of common stock under the ATM facility and received $601,600 in net proceeds after deducting commissions and expenses. As of March 31, 2026, the Company sold 1,017,550 shares of common stock under At-the-Market Offering Agreement, resulting in net proceeds of approximately $2,610,321.

For the three months ended March 31, 2026, the Company generated a net loss of $2,459,800. The Company expects to continue incurring development expenses for the next twelve months as the Company advances its product development plans.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and has an accumulated deficit as of March 31, 2026 of $69,980,128 and expects to incur additional losses and negative operating cash flows for at least the next twelve months. The Company’s ability to meet its obligations is dependent upon its ability to generate sufficient cash flows from operations and future financing transactions. Although management expects the Company will continue as a going concern, there is no assurance that management’s plans will be successful since the availability and amount of such funding is not certain. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Impairment of Intangible Assets

The Company reviews its definite-lived intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the carrying value of the asset or asset group. If impairment exists, the assets are written down to their estimated fair value. No impairment of definite-lived intangible and long-lived assets was recorded for the three months ended March 31, 2026 and 2025.

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

In December 2025, the FASB issued ASU 2025-10 to provide specific authoritative guidance about the recognition, measurement, and presentation of a grant received by a business entity from a government. The amendments in this guidance require that a government grant received by a business entity should not be recognized until (1) it is probable that a business entity will comply with the conditions attached to the grant and the grant will be received and (2) a business entity meets the recognition guidance for a grant related to an asset or a grant related to income. Adoption of this standard is required using either a modified prospective, modified retrospective, or a retrospective approach. This standard is effective for the Company for both interim and annual reporting for the year ended December 31, 2029. The Company is currently evaluating the impact of ASU 2025-10 on the Company’s financial condition and results of operations.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

3. Cash and Cash Equivalents

As of March 31, 2026 and December 31, 2025, cash and cash equivalents consisted of cash on hand and cash in bank which is potentially subject to concentration of credit risk. Such balance is maintained at financial institutions that management determines to be of high credit quality. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) in the U.S.A or Central Deposit Insurance Corporation in Taiwan up to certain limits. At times, such deposits may be in excess of the insurance limit. Accounts are guaranteed by the FDIC up to $250,000. As of March 31, 2026 and December 31, 2025, the Company had approximately nil in excess of FDIC insured limits. The Company maintains cash in state-owned banks in Taiwan. In Taiwan, the insurance coverage of each bank is NTD$3,000,000 (approximately US$93,800). As of March 31, 2026 and December 31, 2025, the Company had $2,732,200 and $242,000, respectively, of cash in excess of the insured amount. The Company has not experienced any losses in such accounts.

4. Inventory

Inventory stated at cost, net of reserve, consisted of the following:

	March 31,	December 31,
	2026	2025
Raw materials	$126,466	$118,329
Work in process	85,767	108,278
Finished goods	103,410	68,958
Total	$315,643	$295,565

5. Convertible Notes Payable and Loan Payable

As of March 31, 2026 and December 31, 2025, the respective notes payable were as follows:

	March 31, 2026	December 31, 2025
March 2025 Convertible Notes, related party – noncurrent (ASE Note)	$-	$2,000,000
March 2025 Convertible Notes, related party – current (ASE Note)	2,000,000	-
March 2025 Convertible Notes – current (Lee Note)	-	-
May 2027 Convertible Notes, related party – noncurrent (ASE Note)	9,000,000	9,000,000
	$11,000,000	$11,000,000

May 2027 Convertible Notes and Warrant Purchase Agreement

On May 3, 2024, The Company entered into Convertible Note and Warrant Purchase Agreement with the ASE Test, Inc. (“ASE”), a shareholder of Ainos Inc., a Cayman Islands company (“Ainos KY”), for the issuance of convertible promissory notes with 6% compound interest in the aggregate principal amount of $9,000,000 (collectively the “Notes”) convertible into shares of common stock, par value $0.01 per share, of the Company, payable three (3) years from May 3, 2024 as well as the issuance of warrants for the purchase of up to 500,000 shares of common stock at a price per share of $22.50, exercisable until May 3, 2029. The full $9,000,000 principal amount under the agreement was received from ASE in May 2024.

March 2025 Convertible Notes

On March 13, 2023, the Company entered into two convertible promissory note purchase agreements pursuant to Regulation S of the Securities Act of 1933, as amended, in the total principal amount of $3,000,000 with the following investors (the “March 2025 Convertible Notes”).

Convertible Note Issued to Li-Kuo Lee (the “Lee Note”)

The Company issued a convertible note in the principal amount of $1,000,000 to an unrelated party, Li-Kuo Lee, in exchange for $1,000,000 in cash. As of March 31, 2026, the Company received the full amount of the payment.

On March 12, 2025, the Company entered into an amendment to the Convertible Note (the “Lee Convertible Note Amendment”) with Li-Kuo Lee to extend the maturity date to May 13, 2025.

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

On March 10, 2025, the Company entered into an amendment to the Convertible Note (the “ASE Convertible Note Amendment”) with ASE Test to (1) extend the maturity date to March 12, 2027, and (2) change the conversion price from $37.50 per share (adjusted for the 1-for-5 reverse stock split of the Company’s common stock on December 14, 2023 and another adjusted for the 1-for-5 reverse stock split of the Company’s common stock on June 30, 2025) to a price of the lower of (a) $37.50 per share and (b) the higher of (x) the average closing price per share of Common Stock for the period of thirty (30) trading days prior to the day when the noteholder exercises the conversion right or (y) $22.50.

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

The total interest expense of convertible notes payable and other notes payable for the three months ended March 31, 2026 was $176,808, compared with the same period in year 2025 was $180,229. As of March 31, 2026 and December 31, 2025, the unpaid accrued interest expense was $1,406,651 and $1,229,843, respectively.

March 2026 Loan agreement

On March 27, 2026, the Company entered into a loan agreement with ASE Test, Inc., a related party, pursuant to which ASE Test, Inc. agreed to lend the Company an aggregate principal amount of NT$90 million (the “Loan”) (approximately US$2,812,940). As of March 31, 2026 the Company received the full amount of the loan agreement.

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

Preferred Stock

The Company increased authorized shares of preferred stock from 10,000,000 shares to 50,000,000 shares upon the filing of an amendment to the Company’s Certificate of Formation with the Secretary of State of Texas on November 27, 2023. No shares of preferred stock were issued and outstanding as of March 31, 2026 and December 31, 2025.

Common Stock

During the three months ended March 31, 2026, the Company issued an additional 283,336 shares of common stock to settle for the ATM Offering. As of March 31, 2026, there were 7,266,011 shares of common stock legally issued and outstanding.

Warrants

Warrants issued and outstanding in connection with financing as of March 31, 2026 and December 31, 2025 are summarized as below:

	March 31,	December 31,
(In number of shares)	2026	2025
Lind Warrant with exercise price from $10.80 to $22.50	240,388	240,388
Public warrant with exercise price of $106.25	35,880	35,880
Representative’s warrant with exercise price of $116.875	1,560	1,560
Placement agent warrant with exercise price of $41.25	4,125	4,125
ASE Warrant with exercise price of $22.50	100,000	100,000
Total	381,953	381,953

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

As of March 31, 2026, none of the warrants have been exercised nor have they expired.

7. Revenue

Revenue is recognized upon shipment of products based upon contractually stated pricing at standard payment terms within 30 to 60 days. The revenue generated by product sales is recognized at a point in time.

The Company generated revenue from sales of VELDONA Pet supplements in the Taiwan market through online platforms that were recognized after the expiration of right of return which was offered for a limited time. Revenue from sales through off-line distribution channels was recognized based on the amount of consideration that we expected to receive, reduced by estimates for return allowances, promotional discounts, and fees.

$350,000 of contract liabilities was recorded for the cash received in advance from customers as of March 31, 2026 and December 31, 2025.

The Company recognized nil revenue from sales of AI Nose programs that was included in the contract liability balance at the beginning of first quarter 2026, compared with $106,329 recognized in the same period at the beginning of first quarter 2025, offset by exchange rate fluctuation.

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

8. Share-Based Compensation

2023 Stock Incentive Plan

The Company effectuated an amendment to its 2021 Stock Incentive Plan, now restated as the Company 2023 Stock Incentive Plan (the “2023 SIP” or “Plan”), which includes, among other things, a change in the number of reserved shares under the Plan. Under the 2023 SIP, subject to a change in capital structure or a change in control, the aggregate number of shares which may be issued or transferred pursuant to awards under the Plan will be equal to up to twenty percent (20%) of shares of outstanding common stock of the Company existing as of December 31st of the previous calendar year (the “Plan Share Reserve”). Upon the effectiveness of the 2023 SIP on June 14, 2023, the aggregate number of shares which may be issued pursuant to awards under the Plan is 174,215 shares of common stock, including shares that remained available for grant under the 2021 Stock Incentive Plan. On July 19, 2024, the Company filed Form S-8 to increase the aggregate number of shares may be issued to 189,286 shares of common stock including shares that remained available for grant under the 2021 Stock Incentive Plan. On April 4, 2025, the Company filed Form S-8 to increase the aggregate number of shares that may be issued to 617,095 shares of common stock. On February 13, 2026, the Company filed a Form S-8 to register the increased the aggregate number of shares that may be issued under the 2023 SIP to 1,396,630 shares of common stock. As of March 31, 2026, 980,326 shares have been granted under the 2023 SIP.

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

Restricted Stock Units (“RSUs”)

RSUs entitle the recipient to be paid out an equal number of common stock shares upon vesting. The fair value of RSUs is based on market price of the underlying stock on the date of grant. A summary of the Company’s RSUs activity and related information for the three months ended March 31, 2026 and for the three months ended March 31, 2025 were as follows:

	2026		2025
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1	-	$-	17,966	$27.54
RSUs granted	-	$-	-	$-
RSUs vested	-	$-	(1,174)	$277.48
RSUs forfeited	-	$-	-	$-
Unvested balance at March 31	-	$-	16,792	$10.06

Stock Options and Warrants

During the three months ended March 31, 2026 and 2025, no shares were granted, forfeited, expired, or exercised. As of March 31, 2026, there were 1,466 shares in the form of stock options outstanding, and 1,466 shares of the options are vested and exercisable.

Share-Based Compensation Expense

Shared-based compensation expense for the three months ended March 31, 2026 was nil, compared to the three months ended March 31, 2025 amount of $55,170.

As of March 31, 2026, the total unrecognized compensation cost related to outstanding RSUs, stock options and warrants was nil.

9. Income Taxes

The Company did not record a federal, state, or foreign income tax provision or benefit for the three months ended March 31, 2026 and 2025 due to the expected loss before income taxes to be incurred for the years ended December 31, 2026 and 2025, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets due to its historical deficit.

10. Net Loss per Common Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
	2026	2025
Net loss attributable to common stockholders, basic and diluted	$(2,459,800)	$(3,286,022)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	6,031,585	3,172,611
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(1.04)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Option and RSUs to purchase common stock	1,466	18,257
Warrants to purchase common stock	381,953	383,159
Convertible notes to purchase common stock	551,406	550,240
Total potential shares	934,825	951,656

11. Related Party Transactions

The following is a summary of related party transactions that met our disclosure threshold:

Product Co-development Agreement

Pursuant to a five-year Product Co-development Agreement effective on August 1, 2021 (the “Product Co-Development Agreement”) with TCNT, the development expenses incurred were $79,866 for the three months ended March 31, 2026, compared to $96,695 for the three months ended March 31, 2025. The fee for non-exclusive use of patents was $149,085 for the three months ended March 31, 2026, compared to $149,566 for the three months ended March 31, 2025. Advance payments totaled $82,023 and $92,014 as of March 31, 2026 and December 31, 2025, respectively.

Manufacturing Service Agreement with TCNT for the AI Nose hardware products

On November 14, 2025, the Company entered into a manufacturing service agreement with TCNT to manufacture AI Nose hardware products. A deposit equal to 50% of the contract price was prepaid by the Company totaling $43,848 and $53,063 as of March 31, 2026 and December 31, 2025, respectively.

AI Nose subscription-based order with ASE Technology Holding

On August 6, 2025, the Company entered into a three-year subscription-based agreement with ASE Technology Holding Co., Ltd. (“ASEH”), a related party, with a total contract value of approximately $2.1 million. Pursuant to the agreement, the Company will deploy approximately 1,400 AI Nose units at select ASEH manufacturing facilities. The agreement provides for the delivery of AI Nose hardware and related subscription-based services. As of March 31, 2026, ASEH prepaid approximately $350,000, representing 50% of the first-year contract consideration, which was received by the Company in 2025.

March 2026 Loan agreement

On March 27, 2026, the Company entered into a loan agreement with ASE Test, Inc., a related party, pursuant to which ASE Test, Inc. agreed to lend the Company an aggregate principal amount of NT$90 million (the “Loan”) (approximately US$2,812,940). As of March 31, 2026, the Company received full amount of the loan agreement.

The Loan bears interest at a rate of 2.5% per annum, accruing daily based on a 365-day year. The loan and the accrued interest are payable in full on the date falling exactly one (1) year after the drawdown date.

12. Commitments and Contingencies

The Company operates in an industry characterized by extensive patent litigation. Competitors may claim that the Company’s products infringe upon their intellectual property. Resolution of patent litigation or other intellectual property claims is typically time consuming and costly and can result in significant damage awards and injunctions that could prevent the manufacture and sale of the affected products or require the Company to make significant royalty payments in order to continue selling the affected products. As of March 31, 2026, there were no such commitments or contingencies.

13. Subsequent Events

On April 15, 2026, the Company granted 1,396,500 shares of RSU under 2023 SIP, of which 1,239,000 shares vested on the same date.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The unaudited condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Form 10-K for the period ended December 31, 2025 (the “2025 Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1A. Risk Factors” in our 2025 Annual Report, “Part II. Item 1A. Risk Factors” in this Quarterly Report, and elsewhere in this Quarterly Report, that could cause actual results to differ materially from historical results or anticipated results.

When used in this Quarterly Report, all references to “Ainos,” the “Company,” “we,” “our” and “us” refer Ainos, Inc.

Overview

Ainos, Inc. (the “Company”) was incorporated in the State of Texas in 1984. The Company is a dual-platform company engaged in the development of artificial intelligence-enabled olfactory sensing technologies, which we refer to as “SmellTech” or “Smell AI”, and related applications, as well as the development of immune therapeutics.

The Company’s principal operating focus is the commercialization of AI Nose, its proprietary scent digitization platform. AI Nose is designed to convert scent and volatile organic compound signals into structured, machine-readable data, which the Company refers to as “Smell ID,” using gas sensor arrays and proprietary artificial intelligence models, which we refer to as smell language model (“SLM”). The Company is advancing AI Nose commercialization across selected industrial, environmental, robotics, and healthcare-related applications.

In parallel, the Company continues to develop VELDONA®, its low-dose oral interferon program, with an emphasis on selective advancement, capital-efficient execution, and strategic partnerships.

Our Execution Priorities for 2026

In 2026, the Company’s operating priorities are focused on advancing AI Nose commercialization activities while managing VELDONA® and other healthcare-related programs selectively and in a capital-efficient manner. Following initial industrial expansion activities in 2025, the Company’s current priorities include partner-led deployments, continued generation of scent-related data to support model refinement, and further advancement of commercial opportunities that may include hardware and service-based offerings, which we refer to as “SmellTech-As-A-Service”. The Company may adjust the timing, scope, and prioritization of these activities based on available capital, regulatory developments, market conditions, partner execution, and other factors.

AI Nose Operating Priorities

●	Continue commercialization activities in selected applications.
●	Continue semiconductor deployment and validation efforts.
●	Support commercialization through channel and integration partners.
●	Continue development of SLM and Smell ID datasets using deployment and pilot data.
●	Continue robotics-related pilot and deployment activities.
●	Continue evaluating healthcare-adjacent applications.

VELDONA Operating Priorities

●	Continue clinical activities in Taiwan, subject to study progress, regulatory review, and available resources.
●	Continue pursuing partnering and out-licensing opportunities.

Factors Affecting Our Business

Our business activities continue to be influenced primarily by our emphasis on advancing AI Nose commercialization activities and managing healthcare-related programs selectively and in a capital-efficient manner. The timing, extent, and financial impact of these activities remain subject to a number of known trends and uncertainties, including the following:

Industrial and infrastructure-oriented applications.

We continue to prioritize AI Nose activities across industrial environments, including semiconductor manufacturing, robotics, smart manufacturing, and hospital infrastructure settings. Recent progress includes initial commercial activity in backend semiconductor manufacturing, front-end semiconductor validation efforts through industry partners, robotics-related development initiatives and activities in hospital infrastructure environments. These activities remain at varying stages of deployment, validation, and commercialization. The timing and extent of partner execution, customer adoption, and conversion of pilot and initial commercial activities into broader commercial arrangements may affect the timing of revenue and our near-term operating results.

Near-threshold technology development and system capabilities.

As part of our ongoing deployment and validation activities, we continue to develop AI Nose capabilities across different operating conditions and application environments. These efforts include the detection and interpretation of gas signal variations and the potential application of such capabilities in anomaly detection, environmental sensing, and operational monitoring. We are also developing AI Nose for near-threshold detection scenarios, meaning the detection of signal variations at or near traditional detection thresholds. If validated, such capabilities may support certain early-stage anomaly detection applications. We continue to develop these near-threshold detection capabilities with a focus on reliability, repeatability, and scalability across different environments, which remain subject to ongoing validation.

Data-driven platform development.

AI Nose deployments are expected to generate Smell ID data across different operating environments, and we continue to use this data to refine models, improve classification performance, and expand the range of detectable patterns. Continued deployment of AI Nose is also expected to result in further accumulation of scent-related data, which may support model improvement, broaden detectable patterns, and enhance system adaptability across different operating environments. While we expect these efforts to support ongoing performance improvements, the timing and extent to which they contribute to broader commercial adoption or commercial outcomes may vary, and their benefits may take time to be reflected in revenue or operating results.

Healthcare-adjacent opportunities.

We continue to develop AI Nose applications in senior care and other healthcare-adjacent settings, including environments where non-invasive and continuous sensing may support hygiene monitoring, environmental control, and hospital operations. The timing and extent of these activities may be affected by regulatory requirements, partner engagement, operational validation, and resource allocation decisions.

VELDONA® program management.

We continue to focus VELDONA® on selected indications with unmet medical needs, including oral warts in HIV-seropositive patients, Sjögren’s syndrome, and feline chronic gingivostomatitis. The timing and direction of these programs may be affected by clinical outcomes, regulatory progress, partner interest, and available resources. We also continue to pursue strategic partnerships and out-licensing opportunities, the timing and outcome of which remain uncertain.

As of March 31, 2026, we had available cash and cash equivalents of $2,841,422. We anticipate business revenues and external financing options, if necessary, to fund our operations over the next twelve months. We have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” for additional information. To finance our continuing operations, we will need to raise additional capital, which cannot be assured.

Recent Development

During the first quarter of 2026, we advanced AI Nose-related activities within industrial applications, with a focus on semiconductor and robotics environments. These activities included

●	Advancing deployments associated with an initial $2.1 million commercial arrangement in backend semiconductor manufacturing environments;
●	Commencing pilot programs in selected front-end semiconductor environments;
●	Entering a distribution partnership to support expansion into the front-end semiconductor environments;
●	Initiating a technology partnership with a robotic company to integrate AI Nose into robots and quadruped robots.

These activities are intended to support continued development, capacity development and potential commercial expansion of AI Nose across industrial environments.

Results of Operations for Quarter Ended March 31, 2026 (“Q1 2026”) and March 31, 2025 (“Q1 2025”):

	The three months ended Mar 31,		Change
	2026	2025	Amount	%
Revenues	161	106,207	(106,046)	(100)%
Cost of revenues	(763)	(18,233)	17,470	(96)%
Gross profit (loss)	(602)	87,974	(88,576)	(101)%
Operating expenses:
Research and development expenses	1,689,860	1,724,084	(34,224)	(2)%
Selling, general and administrative expenses	593,185	1,526,761	(933,576)	(61)%
Total operating expenses	2,283,045	3,250,845	(967,800)	(30)%
Loss from operations	(2,283,647)	(3,162,871)	879,224	(28)%

Non-operating income (expenses), net
Interest expenses	(176,876)	(180,445)	3,569	(2)%
Other income (expenses), net	723	57,294	(56,571)	(99)%
Total non-operating expenses, net	(176,153)	(123,151)	(53,002)	43%

Net loss before income taxes	(2,459,800)	(3,286,022)	826,222	(25)%
Provision for income taxes	-	-	-	-%
Net loss	(2,459,800)	(3,286,022)	826,222	(25)%

Revenues, Cost and Gross Loss

The Company reported $161 and $106,207 in revenue in Q1 2026 and Q1 2025, respectively. The decrease of revenue in Q1, 2026 was primarily caused by lower sales volume on AI Nose related programs in healthcare adjacent applications. This decrease was partly attributable to a strategic shift in focus from healthcare-adjacent applications toward industrial deployments, which are currently at earlier stages of commercialization. The Company generated nil and $105,942 in revenues from AI Nose related programs, and $161 and $265 from pet supplements in Q1 2026 and Q1 2025, respectively.

The cost of revenue related to product sales in Q1 2026 was $763 compared to $18,233 in Q1 2025. The decrease in cost of revenue was caused by the aforementioned lower produce volume for AI Nose related programs during the reporting period.

Gross profit from product sales in Q1 2026 was $602 gross loss as compared to $87,974 gross profit from product sales in Q1 2025. The decrease in gross profit was due to aforementioned lower sale volume.

Research and Development (R&D) Expenses

R&D expenses in Q1 2026 and Q1 2025 were $1,689,860 and $1,724,084, respectively. The decrease of $34,224 (2%) was due to reduced expenses associated with co-research for technology partially offset by increased staffing expenditures and experimental material fees. We expect that our R&D investments may continue to grow as we further develop our technologies.

The share-based compensation expense and the depreciation and amortization expense in Q1 2026 and Q1 2025 were $1,161,266 and $1,192,870, respectively. When excluding these non-cash expenses, R&D expenses decreased to $528,594 in Q1 2026 from $531,214 in Q1 2025.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $593,185 and $1,526,761 in Q1 2026 and Q1 2025, respectively, reflecting a decrease of $933,576 (61%) due to a significant decrease in share-based compensation, further by a decrease in D&O insurance fee and SEC reporting related fees.

The share-based compensation expense and the depreciation and amortization expense in Q1 2026 and Q1 2025 were $12,808 and $901,800 respectively. When excluding these non-cash expenses, SG&A expenses decreased to $580,377 in Q1 2026 compared to $624,961 in Q1 2025.

Operating Loss

The Company’s operating loss was $2,283,647 and $3,162,871 in Q1 2026 and Q1 2025, respectively, reflecting a $879,224 (28%) decrease in operating loss between the reporting periods. We continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Interest Expense and Issuance Cost of Convertible Note

In Q1 2026, interest expense was $176,876 compared to $180,445 in Q1 2025. The decrease in interest expense was due to the company paid off Lee’s convertible note, resulting in a reduction in the principal amount of the convertible note outstanding.

Net Loss

Net loss was $2,459,800 in Q1 2026 compared to $3,286,022 in Q1 2025, resulting in an $826,222 (25%) decrease in net loss attributable to our shareholders of common stock. The net loss was due to expanding operating expense as we continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Liquidity and Capital Resources

As of March 31, 2026 and December 31, 2025, the Company had available cash of $2,841,422 and $417,353, respectively.

The following table summarizes our cash flow during the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Net cash used in operating activities	(983,421)	(1,224,578)
Net cash used in investing activities	(79)	(20,587)
Net cash provided by financing activities	3,414,540	14,605

Operating activities:

Cash used in operating activities decreased by $241,157 during the first quarter of 2026 compared to the first quarter of 2025. Our net loss for the first quarter of 2026 decreased by $826,222 primarily due to the company expanding operating expense. The operating cash outflow as a result of changes in operating assets and liabilities was mainly attributable to:

●	Non-cash expenses including share-based compensation, depreciation and amortization, issuance cost of secured convertible note, and change in fair value of senior secured convertible note, issuance common stock for paying consulting fees decreased approximately by $920,600;
●	Working capital injected into accounts receivable, inventories and other current assets increased by approximately $11,900; and
●	Working capital injected into accrued expenses, operating lease liabilities, contract liabilities and other current and long-term liabilities increased by approximately $323,700.

Investing activities

Cash used for investing activities were $79 and $20,587 during the first quarter of 2026 and the first quarter of 2025, respectively. The decrease was due to a reduction in refundable deposits and other noncurrent assets and decrease in purchases of property and equipment and increase in proceeds from disposal of property and equipment.

Financing activities

Cash provided by financing activities were $3,414,540 and $14,605 during the first quarter of 2026 and the first quarter of 2025, respectively. The $3,399,935 increase was primarily reflected by the following:

●	Proceeds from loan payable financing increased by $2,812,940; and
●	Proceeds from at-the-market offering, net of issuance costs increased by $586,995; and

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis - Critical Accounting Policies and Significant Management Estimates” of our 2025 Annual Report, except for those accounting subjects discussed in the Notes, if any, to the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 3.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

You should carefully consider the risk factors disclosed in our 2025 Annual Report, together with all other information in this Quarterly Report, including our unaudited condensed financial statements and notes thereto, and in our other filings with the Securities and Exchange Commission. If any such risks, including the risk set out below, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Information on risk factors can be found in Part I, Item 1A (Risk Factors) of our 2025 Annual Report. Other than the following risk factor, there have been no material changes from the risk factors previously disclosed in our 2025 Annual Report, other than the risk factor set forth below.

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

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Equity Securities

As of March 31, 2026, we have issued 2,158,086 unregistered securities, including (i) 1,160,000 shares issued to ScentAI Inc., (ii) 950,000 shares issued to the Company’s directors and employees as special stock awards, and (iii) 48,086 shares issued pursuant to a marketing service agreement.

Unless otherwise stated above, the issuances of these securities were made in reliance upon exemptions provided by Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder, or Securities Act Rule 701 for the offer and sale of securities not involving a public offering.

Issuer Purchase of Equity Securities

Not applicable.

Use of Proceeds of Registered Securities

Not applicable.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-Q	FILING DATE WITH SEC	FORM	EXH #	HYPERLINK TO FILINGS
10.1	Loan Agreement by and between Ainos, Inc. and ASE Test, Inc., dated March 27, 2026	x
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a- 14(a) / 15d – 14(a)	x
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a- 14(a) / 15d – 14(a)	x
32.1	Certification Of Principal Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	x
32.2	Certification Of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	x
100	Inline XBRL – Related Documents	x
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.	x
101.SCH	Inline XBRL Taxonomy Extension Schema Document	x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	x
104.1	Cover Page Interactive Data File	x

The exhibits listed in the Exhibit Index are filed or incorporated by reference as part of this filing.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AINOS, INC.

Date: May 13, 2026	By:	/s/ Chun-Hsien Tsai
Chun-Hsien Tsai, Chairman of the Board, President, and Chief Executive Officer

Date: May 13, 2026	By:	/s/ Hsin-Liang Lee
Hsin-Liang Lee, Chief Financial Officer

