Form 10-Q
period 2026-06-30
Ainos, Inc.
filed 2026-08-03
CIK 1014763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 3, 2026, there were issued 8,544,073 shares and outstanding 7,384,073 shares of the registrant’s common stock, par value $0.01, which is the only class of common or voting stock of the registrant.

AINOS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Ainos, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,422,912	$417,353
Accounts receivable	-	22
Inventory, net	308,743	295,565
Other current assets	456,883	425,859
Total current assets	2,188,538	1,138,799
Intangible assets, net	16,983,329	19,226,003
Property and equipment, net	239,635	343,281
Other assets	149,983	163,025
Total assets	$19,561,485	$20,871,108

Liabilities and Stockholders’ Equity
Current liabilities:
Contract liabilities	$350,000	$350,000
Convertible notes payable	11,000,000	-
Loan payable	2,812,940	-
Accrued expenses and other current liabilities	2,114,560	728,683
Total current liabilities	16,277,500	1,078,683
Convertible notes payable - noncurrent	-	11,000,000
Other long-term liabilities	-	1,229,843
Total liabilities	16,277,500	13,308,526
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized as of June 30, 2026 and December 31, 2025, 8,544,073 and 6,982,675 shares issued and 7,384,073 and 5,822,675 shares outstanding as of June 30, 2026, and December 31, 2025, respectively	85,441	69,827
Treasury stock, at cost (1,160,000 shares held as of June 30, 2026 and December 31, 2025)	(1,972,000)	(1,972,000)
Additional paid-in capital	79,982,981	77,234,374
Accumulated deficit	(74,574,859)	(67,520,328)
Accumulated other comprehensive loss	(237,578)	(249,291)
Total stockholders’ equity	3,283,985	7,562,582
Total liabilities and stockholders’ equity	$19,561,485	$20,871,108

The accompanying notes are an integral part of these consolidated financial statements.

Ainos, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenues	$152	$4,663	$313	$110,870
Cost of revenues	(53)	(937)	(816)	(19,170)
Gross profit (loss)	99	3,726	(503)	91,700
Operating expenses:
Research and development (including amounts of related party of $220,619 and $449,570 for the three and six months ended June 30, 2026, and $235,424 and $481,685 for the three and six months ended June 30, 2025, respectively)	1,850,409	1,911,800	3,540,269	3,635,884
Selling, general and administrative	2,548,776	1,837,613	3,141,961	3,364,374
Total operating expenses	4,399,185	3,749,413	6,682,230	7,000,258
Loss from operations	(4,399,086)	(3,745,687)	(6,682,733)	(6,908,558)

Non-operating (expenses) income, net:
Interest expense	(200,162)	(177,957)	(377,038)	(358,402)
Other income, net	4,517	(161,346)	5,240	(104,052)
Total non-operating expenses, net	(195,645)	(339,303)	(371,798)	(462,454)

Net loss before income taxes	(4,594,731)	(4,084,990)	(7,054,531)	(7,371,012)
Provision for income taxes	-	-	-	-
Net loss	$(4,594,731)	$(4,084,990)	$(7,054,531)	$(7,371,012)
Net loss per common share - basic and diluted	$(0.62)	$(0.99)	$(1.05)	$(2.02)
Weighted-average shares used in computing net loss per common share-basic and diluted	7,357,150	4,122,131	6,698,030	3,649,994

The accompanying notes are an integral part of these consolidated financial statements.

4

Ainos, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Net loss	$(4,594,731)	$(4,084,990)	$(7,054,531)	$(7,371,012)
Other comprehensive loss:
Translation adjustment	24,149	302,102	11,713	261,461
Comprehensive loss	$(4,570,582)	$(3,782,888)	$(7,042,818)	$(7,109,551)

The accompanying notes are an integral part of these consolidated financial statements.

Ainos, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended June 30, 2026 and 2025

(Unaudited)

									Accumulated	Total
							Additional		Other	Stockholders’
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at March 31, 2026	-	$-	7,266,011	$72,660	(1,160,000)	$(1,972,000)	$77,833,141	$(69,980,128)	$(261,727)	$5,691,946
Issuance of stock to settle vested RSUs	-	-	1,239,000	12,390	-	-	(12,390)	-	-	-
Issuance of common stock for paying consulting fee	-	-	39,062	391	-	-	149,609	-	-	150,000
Share-based compensation	-	-	-	-	-	-	2,012,621	-	-	2,012,621
Net loss	-	-	-	-	-	-	-	(4,594,731)	-	(4,594,731)
Translation adjustment	-	-	-	-	-	-	-	-	24,149	24,149
Balance at June 30, 2026	-	$-	8,544,073	$85,441	(1,160,000)	$(1,972,000)	$79,982,981	$(74,574,859)	$(237,578)	$3,283,985

Balance at March 31, 2025	-	$-	3,443,032	$34,430	-	$-	$69,572,730	$(56,035,338)	$(450,170)	$13,121,652
Issuance of stock to settle vested RSUs	-	-	540,000	5,400	-	-	(5,400)	-	-	-
Issuance of common stock from at-the-market offering	-	-	256,502	2,565	-	-	702,188	-	-	704,753
Issuance of common stock for paying consulting fee	-	-	28,555	286	-	-	74,714	-	-	75,000
Fractional shares paid out in cash for the reverse stock split	-	-	(99)	(1)	-	-	(259)	-	-	(260)
Share-based compensation	-	-	-	-	-	-	1,324,529	-	-	1,324,529
Net loss	-	-	-	-	-	-	-	(4,084,990)	-	(4,084,990)
Translation adjustment	-	-	-	-	-	-	-	-	302,102	302,102
Balance at June 30, 2025	-	$-	4,267,990	$42,680	-	$-	$71,668,502	$(60,120,328)	$(148,068)	$11,442,786

The accompanying notes are an integral part of these consolidated financial statements.

Ainos, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the six months ended June 30, 2026 and 2025

(Unaudited)

									Accumulated	Total
							Additional		Other	Stockholders’
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2025	-	$-	6,982,675	$69,827	(1,160,000)	$(1,972,000)	$77,234,374	$(67,520,328)	$(249,291)	$7,562,582
Issuance of stock to settle vested RSUs	-	-	1,239,000	12,390	-	-	(12,390)	-	-	-
Issuance of common stock from at-the-market offering	-	-	283,336	2,833	-	-	598,767	-	-	601,600
Issuance of common stock for paying consulting fee	-	-	39,062	391	-	-	149,609	-	-	150,000
Share-based compensation	-	-	-	-	-	-	2,012,621	-	-	2,012,621
Net loss	-	-	-	-	-	-	-	(7,054,531)	-	(7,054,531)
Translation adjustment	-	-	-	-	-	-	-	-	11,713	11,713
Balance at June 30, 2026	-	$-	8,544,073	$85,441	(1,160,000)	$(1,972,000)	$79,982,981	$(74,574,859)	$(237,578)	$3,283,985

Balance at December 31, 2024	-	$-	3,085,477	$30,854	-	$-	$68,644,301	$(52,749,316)	$(409,529)	$15,516,310
Issuance of stock to settle vested RSUs	-	-	541,174	5,412	-	-	(5,412)	-	-	-
Issuance of stock to special stock bonus	-	-	350,500	3,505	-	-	858,725	-	-	862,230
Issuance of common stock from at-the-market offering	-	-	262,383	2,624	-	-	716,734	-	-	719,358
Issuance of common stock for paying consulting fee	-	-	28,555	286	-	-	74,714	-	-	75,000
Fractional shares paid out in cash for the reverse stock split	-	-	(99)	(1)	-	-	(259)	-	-	(260)
Share-based compensation	-	-	-	-	-	-	1,379,699	-	-	1,379,699
Net loss	-	-	-	-	-	-	-	(7,371,012)	-	(7,371,012)
Translation adjustment	-	-	-	-	-	-	-	-	261,461	261,461
Balance at June 30, 2025	-	$-	4,267,990	$42,680	-	$-	$71,668,502	$(60,120,328)	$(148,068)	$11,442,786

The accompanying notes are an integral part of these consolidated financial statements.

Ainos, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,054,531)	$(7,371,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,360,305	2,371,442
Share-based compensation expense	2,012,621	1,379,699
Stock issued for special stock bonus	-	862,230
Issuance of common stock for paying consulting fee	150,000	75,000
Changes in operating assets and liabilities:
Accounts receivable	22	(131)
Inventory	(23,469)	(16,301)
Other current assets	(32,782)	(49,472)
Accrued expenses and other current and long-term liabilities	156,080	173,545
Net cash used in operating activities	(2,431,754)	(2,575,000)
Cash flows from investing activities:
Purchase of property and equipment	(14,322)	(25,950)
Proceeds from disposal of equipment	1,758	-
Decrease in refundable deposits and other assets	19,861	7,905
Net cash provided by (used in) investing activities	7,297	(18,045)
Cash flows from financing activities:
Proceeds from Loan agreement	2,812,940	-
Proceeds from at-the-market offering, net of issuance costs	601,600	719,358
Repayment of convertible notes payable	-	(1,000,000)
Fractional shares paid out in cash for the reverse stock split	-	(260)
Net cash provided by (used in) financing activities	3,414,540	(280,902)
Effect from foreign currency exchange	15,476	204,212
Net increase (decrease) in cash and cash equivalents	1,005,559	(2,669,735)
Cash and cash equivalents at beginning of period	417,353	3,892,919
Cash and cash equivalents at end of period	$1,422,912	$1,223,184

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

Building on this foundation, we are expanding the application of AI Nose into industrial environments, where we believe real-time environmental sensing, anomaly detection, and operational monitoring are important. Current and planned use cases include applications across semiconductor manufacturing, robotics, healthcare infrastructure and smart manufacturing settings. We believe the underlying scent digitization architecture of AI Nose is adaptable across a range of industrial and non-industrial verticals, and we continue to evaluate additional application opportunities based on partner engagement and deployment experience.

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

For the first half of the year 2026, the Company sold 283,336 shares of common stock under the ATM facility and received $601,600 in net proceeds after deducting commissions and expenses. As of June 30, 2026, the Company sold an aggregate of 1,017,550 shares of the Company’s common stock under the ATM facility and received $2,610,321 in net proceeds after deducting commissions and expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “GAAP”) and pursuant to the accounting disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s audited financial statements as of and for the year ended December 31, 2025 contained in the Annual Report on Form 10-K filed with the SEC on March 30, 2026.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. The results for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter, the year ending December 31, 2026, or any other period.

There have been no material changes to the Company’s significant accounting policies as described in the audited financial statements as of December 31, 2025.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosures as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on various factors, including historical experience, and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Significant items subject to estimates and assumptions include useful lives of property and equipment, valuation of stock option, warrants and convertible notes measured at fair value, and impairment testing of intangible assets. Actual results may differ from these estimates.

Liquidity

As of June 30, 2026, the Company had cash and cash equivalents of $1,422,912. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity, and/or debt financing arrangements. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

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

For the first half of the year 2026, the Company sold 283,336 shares of common stock under the ATM facility and received $601,600 in net proceeds after deducting commissions and expenses. As of June 30, 2026, the Company sold 1,017,550 shares of common stock under At-the-Market Offering Agreement, resulting in net proceeds of approximately $2,610,321.

For the six months ended June 30, 2026, the Company generated a net loss of $7,054,531. The Company expects to continue incurring development expenses for the next twelve months as the Company advances its product development plans.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception and has an accumulated deficit as of June 30, 2026 of $74,574,859 and expects to incur additional losses and negative operating cash flows for at least the next twelve months. The Company’s ability to meet its obligations is dependent upon its ability to generate sufficient cash flows from operations and future financing transactions. Although management expects the Company will continue as a going concern, there is no assurance that management’s plans will be successful since the availability and amount of such funding is not certain. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Impairment of Intangible Assets

The Company reviews its definite-lived intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the carrying value of the asset or asset group. If impairment exists, the assets are written down to their estimated fair value. No impairment of definite-lived intangible and long-lived assets was recorded for the three and six months ended June 30, 2026 and 2025.

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

3. Cash and Cash Equivalents

As of June 30, 2026 and December 31, 2025, cash and cash equivalents consisted of cash on hand and cash in bank which is potentially subject to concentration of credit risk. Such balance is maintained at financial institutions that management determines to be of high credit quality. Cash accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) in the U.S.A or Central Deposit Insurance Corporation in Taiwan up to certain limits. At times, such deposits may be in excess of the insurance limit. Accounts are guaranteed by the FDIC up to $250,000. As of June 30, 2026 and December 31, 2025, the Company had approximately nil in excess of FDIC insured limits. The Company maintains cash in state-owned banks in Taiwan. In Taiwan, the insurance coverage of each bank is NTD$3,000,000 (approximately US$94,200). As of June 30, 2026 and December 31, 2025, the Company had $1,225,500 and $242,000, respectively, of cash in excess of the insured amount. The Company has not experienced any losses in such accounts.

4. Inventory

Inventory stated at cost, net of reserve, consisted of the following:

	June 30,	December 31,
	2026	2025
Raw materials	$124,659	$118,329
Work in process	63,181	108,278
Finished goods	120,903	68,958
Total	$308,743	$295,565

5. Convertible Notes Payable and Loan Payable

As of June 30, 2026 and December 31, 2025, the respective notes payable were as follows:

	June 30, 2026	December 31, 2025
March 2025 Convertible Notes – noncurrent (ASE Note)	$-	$2,000,000
March 2025 Convertible Notes – current (ASE Note)	2,000,000	-
May 2027 Convertible Notes – current (ASE Note)	9,000,000	-
May 2027 Convertible Notes – noncurrent (ASE Note)	-	9,000,000
	$11,000,000	$11,000,000

On May 3, 2024, The Company entered into Convertible Note and Warrant Purchase Agreement with the ASE Test, Inc. (“ASE”), for the issuance of convertible promissory notes with 6% compound interest in the aggregate principal amount of $9,000,000 (collectively the “Notes”) convertible into shares of common stock, par value $0.01 per share, of the Company, payable three (3) years from May 3, 2024 as well as the issuance of warrants for the purchase of up to 500,000 shares of common stock at a price per share of $22.50, exercisable until May 3, 2029. The full $9,000,000 principal amount under the agreement was received from ASE in May 2024.

March 2025 Convertible Notes

On March 13, 2023, the Company entered into two convertible promissory note purchase agreements pursuant to Regulation S of the Securities Act of 1933, as amended, in the total principal amount of $3,000,000 with the following investors (the “March 2025 Convertible Notes”).

Convertible Note Issued to Li-Kuo Lee (the “Lee Note”)

The Company issued a convertible note in the principal amount of $1,000,000 to an unrelated party, Li-Kuo Lee, in exchange for $1,000,000 in cash. The full $1,000,000 principal amount under the agreement was received from LEE in March 2023.

On March 12, 2025, the Company entered into an amendment to the Convertible Note (the “Lee Convertible Note Amendment”) with Li-Kuo Lee to extend the maturity date to May 13, 2025.

On April 30, 2025, the Company repaid the full principal with accrued interest aggregate amount of $1,132,650.

Convertible Note Issued to ASE Test, Inc. (the “ASE Note”)

Pursuant to one of the aforementioned agreements, ASE Test, Inc., committed to pay a total aggregate amount of $2,000,000 to the Company in exchange for convertible promissory note(s) in three tranches in the amounts of $1,000,000 (the “First Tranche”), $500,000 (the “Second Tranche”), and $500,000 (the “Third Tranche”) conditioned, among other things, on the Company achieving certain business milestones. The Company received the full amount of the payment in September 2023.

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

The total interest expense of convertible notes payable and other notes payable for the three and six months ended June 30, 2026 was $182,554 and $359,362, respectively, compared with the same period in year 2025 was $177,762 and $357,991, respectively. As of June 30, 2026 and December 31, 2025, the unpaid accrued interest expense was $1,589,205 and $1,229,843, respectively.

March 2026 Loan agreement

On March 27, 2026, the Company entered into a loan agreement with ASE Test, Inc., pursuant to which ASE Test, Inc. agreed to lend the Company an aggregate principal amount of NT$90 million (the “Loan”) (approximately US$2,812,940). As of June 30, 2026 the Company received the full amount of the loan agreement.

The Loan bears interest at a rate of 2.5% per annum, accruing daily based on a 365-day year. The loan and the accrued interest are payable in full on the date falling exactly one (1) year after the drawdown date.

The total interest expense on the loan was $17,581 for the three and six months ended June 30, 2026. As of June 30, 2026 the unpaid accrued interest expense was $17,581.

6. Stockholders’ Equity

Reverse Stock Splits

To comply with Nasdaq’s minimum $1.00 per share continued listing rules, the Company filed a Certificate of Amendment to its Restated Certificate of Formation on May 16, 2025, to apply for reverse stock split of the Company’s common stock at a ratio of 1-for-5 which was effectuated on June 30, 2025 after receiving required approvals.

Preferred Stock

The Company increased authorized shares of preferred stock from 10,000,000 shares to 50,000,000 shares upon the filing of an amendment to the Company’s Certificate of Formation with the Secretary of State of Texas on November 27, 2023. No shares of preferred stock were issued and outstanding as of June 30, 2026 and December 31, 2025.

Common Stock

During the six months ended June 30, 2026, the Company issued an additional 1,561,398 shares of common stock as a result of delivering 283,336 shares to settle for the ATM Offering, 1,239,000 shares to settle vested RSUs, 39,062 shares to compensate consultant. As of June 30, 2026, there were 8,544,073 shares of common stock legally issued and 7,384,073 shares of common stock outstanding.

Warrants

Warrants issued and outstanding in connection with financing as of June 30, 2026 and December 31, 2025 are summarized as below:

	June 30,	December 31,
(In number of shares)	2026	2025
Lind Warrant with exercise price from $10.80 to $22.50	240,388	240,388
Public warrant with exercise price of $106.25	35,880	35,880
Representative’s warrant with exercise price of $116.875	1,560	1,560
Placement agent warrant with exercise price of $41.25	4,125	4,125
ASE Warrant with exercise price of $22.50	100,000	100,000
Total	381,953	381,953

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

As of June 30, 2026, none of the warrants have been exercised nor have they expired.

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

$350,000 of contract liabilities was recorded for the cash received in advance from customers as of June 30, 2026 and December 31, 2025.

The Company recognized nil revenue from sales of AI Nose programs that was included in the contract liability balance at the first half of the year 2026, compared with $106,329 recognized in the same period at the first half of the year 2025, offset by exchange rate fluctuation.

Return Allowances

Return allowances, which reduce revenue and cost of sales, are estimated using historical experience. Liabilities for return allowances are included in “Accrued expenses and other current liabilities”.

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

8. Share-Based Compensation

2023 Stock Incentive Plan

The Company effectuated an amendment to its 2021 Stock Incentive Plan, now restated as the Company 2023 Stock Incentive Plan (the “2023 SIP” or “Plan”), which includes, among other things, a change in the number of reserved shares under the Plan. Under the 2023 SIP, subject to a change in capital structure or a change in control, the aggregate number of shares which may be issued or transferred pursuant to awards under the Plan will be equal to up to twenty percent (20%) of shares of outstanding common stock of the Company existing as of December 31st of the previous calendar year (the “Plan Share Reserve”). Upon the effectiveness of the 2023 SIP on June 14, 2023, the aggregate number of shares which may be issued pursuant to awards under the Plan is 174,215 shares of common stock, including shares that remained available for grant under the 2021 Stock Incentive Plan. On July 19, 2024, the Company filed Form S-8 to increase the aggregate number of shares may be issued to 189,286 shares of common stock including shares that remained available for grant under the 2021 Stock Incentive Plan. On April 4, 2025, the Company filed Form S-8 to increase the aggregate number of shares that may be issued to 617,095 shares of common stock. On February 13, 2026, the Company filed a Form S-8 to register the increased the aggregate number of shares that may be issued under the 2023 SIP to 1,396,630 shares of common stock. As of June 30, 2026, 2,376,826 shares have been granted under the 2023 SIP.

Restricted Stock Units (“RSUs”)

RSUs entitle the recipient to be paid out an equal number of common stock shares upon vesting. The fair value of RSUs is based on market price of the underlying stock on the date of grant. A summary of the Company’s RSUs activity and related information for the three and six months ended June 30, 2026 and for the three and six months ended June 30, 2025 were as follows:

	2026		2025
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested balance at January 1	-	$-	17,966	$27.54
RSUs granted	-	$-	-	$-
RSUs vested	-	$-	(1,174)	$277.48
RSUs forfeited	-	$-	-	$-
Unvested balance at March 31	-	$-	16,792	$10.06
RSUs granted	1,396,500	$1.61	540,000	$2.40
RSUs vested	(1,239,000)	$1.61	(540,000)	$2.40
RSUs forfeited	-	$-	-	$-
Unvested balance at June 30	157,500	$1.61	16,792	$10.06

Stock Options and Warrants

During the three and six months ended June 30, 2026 and 2025, no shares were granted, forfeited, expired, or exercised. As of June 30, 2026, there were 1,466 shares in the form of stock options outstanding, and 1,466 shares of the options are vested and exercisable.

Share-Based Compensation Expense

Shared-based compensation expense for the three and six months ended June 30, 2026 was $2,012,621 compared to the three and six months ended June 30, 2025 amount of $1,324,529 and $1,379,699 ,respectively.

As of June 30, 2026, the total unrecognized compensation cost related to outstanding RSUs, stock options and warrants was $235,744, which the Company expects to recognize over a weighted-average period of 2.79 years.

9. Income Taxes

The Company did not record a federal, state, or foreign income tax provision or benefit for the six months ended June 30, 2026 and 2025 due to the expected loss before income taxes to be incurred for the years ended December 31, 2026 and 2025, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets due to its historical deficit.

10. Net Loss per Common Share

The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to common stockholders, basic and diluted	$(4,594,731)	(4,084,990)	(7,054,531)	(7,371,012)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	7,357,150	4,122,131	6,698,030	3,649,994
Net loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(0.99)	$(1.05)	$(2.02)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Option and RSUs to purchase common stock	158,966	18,258	158,966	18,258
Warrants to purchase common stock	381,953	383,159	381,953	383,159
Convertible notes to purchase common stock	559,519	525,236	559,519	525,236
Total potential shares	1,100,438	926,653	1,100,438	926,653

11. Related Party Transactions

The following is a summary of related party transactions that met our disclosure threshold:

Product Co-development Agreement

Pursuant to a five-year Product Co-development Agreement effective on August 1, 2021 (the “Product Co-Development Agreement”) with Taiwan Carbon Nano Technology Corporation (“TCNT”), the development expenses incurred were $70,175 and $150,041 for the three and six months ended June 30, 2026, compared to $76,977 and $173,672 for the three and six months ended June 30, 2025. The fee for non-exclusive use of patents was $150,444 and $299,529 for the three and six months ended June 30, 2026, compared to $158,447 and $308,013 for the three and six months ended June 30, 2025. Advance payments totaled $85,886 and $92,014 as of June 30, 2026 and December 31, 2025, respectively.

Manufacturing Service Agreement with TCNT for the AI Nose hardware products

On November 14, 2025, the Company entered into a manufacturing service agreement with TCNT to manufacture AI Nose hardware products. A deposit equal to 50% of the contract price was prepaid by the Company totaling $50,793 and $53,063 as of June 30, 2026 and December 31, 2025, respectively.

Lease agreement with director

The Company lease its office in Taiwan with a director of the Company for NT$50,000 (approximately US$1,570) per month. On June 1, 2026, the Company renew the office lease agreement for one year with the same lease amount till May 31, 2027.

12. Commitments and Contingencies

The Company operates in an industry characterized by extensive patent litigation. Competitors may claim that the Company’s products infringe upon their intellectual property. Resolution of patent litigation or other intellectual property claims is typically time consuming and costly and can result in significant damage awards and injunctions that could prevent the manufacture and sale of the affected products or require the Company to make significant royalty payments in order to continue selling the affected products. As of June 30, 2026, there were no such commitments or contingencies.

13. Subsequent Events

As previously disclosed, on March 27, 2026, the Company entered into a loan agreement with ASE Test, Inc., pursuant to which ASE Test, Inc. agreed to lend the Company an aggregate principal amount of NT$90 million (approximately US$2,812,940) (the “Loan”). The Loan was scheduled to mature on March 27, 2027. On July 10, 2026, the parties agreed to extend the maturity date of NT$62 million (approximately US$1,937,800) of the outstanding principal amount of the Loan to July 31, 2027. The maturity date of the balance of the loan, an aggregate principal amount of NT$28 million (approximately US$875,140), remains March 27, 2027.

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

During the first half of 2026, the Company continued to advance AI Nose deployment, validation, and research activities across semiconductor manufacturing, industrial infrastructure, and healthcare-related environments. These activities included work relating to environmental monitoring, equipment and facility safety, emergency care environments, and research involving the analysis of exhaled breath patterns. These efforts remain at varying stages of deployment, validation, research, and commercialization.

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

We continue to prioritize AI Nose activities across industrial environments, including semiconductor manufacturing, robotics, smart manufacturing, and hospital infrastructure settings. Recent progress includes initial commercial activity in backend semiconductor manufacturing, front-end semiconductor validation efforts through industry partners, robotics-related development initiatives and activities in hospital infrastructure environments. During the first half of 2026, the Company continued AI Nose deployment and validation activities across certain facility monitoring, safety, ventilation, equipment, and chemical handling applications. These activities remain at varying stages of deployment, validation, and commercialization. The timing and extent of partner execution, customer adoption, and conversion of pilot and initial commercial activities into broader commercial arrangements may affect the timing of revenue and our near-term operating results.

Component supply and manufacturing.

The commercialization of AI Nose depends on the timely availability of components, electronic parts, and other materials from third-party suppliers. Changes in component availability, lead times, pricing, or broader supply chain conditions could increase costs, delay customer deployments, and adversely affect our commercialization activities, operating results, and financial condition.

Near-threshold technology development and system capabilities.

As part of our ongoing deployment and validation activities, we continue to develop AI Nose capabilities across different operating conditions and application environments. These efforts include the detection and interpretation of gas signal variations and the potential application of such capabilities in anomaly detection, environmental sensing, and operational monitoring. We are also developing AI Nose for near-threshold detection scenarios, meaning the detection of signal variations at or near traditional detection thresholds. If validated, such capabilities may support certain early-stage anomaly detection applications. We continue to develop these near-threshold detection capabilities with a focus on reliability, repeatability, and scalability across different environments, which remain subject to ongoing validation. Expanded deployments may provide additional conditions for evaluating system performance and environmental pattern recognition.

Data-driven platform development.

AI Nose deployments are expected to generate Smell ID data across different operating environments, and we continue to use this data to refine models, improve classification performance, and expand the range of detectable patterns. Continued deployment of AI Nose is also expected to result in further accumulation of scent-related data, which may support model improvement, broaden detectable patterns, and enhance system adaptability across different operating environments. During the first half of 2026, the Company expanded data-generation activities across industrial and healthcare-related settings, including environmental signals, facility conditions, and exhaled breath patterns. While we expect these efforts to support ongoing performance improvements, the timing and extent to which they contribute to broader commercial adoption or commercial outcomes may vary, and their benefits may take time to be reflected in revenue or operating results.

Healthcare-adjacent opportunities.

We continue to develop AI Nose applications in senior care and other healthcare-adjacent settings, including environments where non-invasive and continuous sensing may support hygiene monitoring, environmental control, and hospital operations. During the first half of 2026, the Company expanded research and validation activities in hospital infrastructure, emergency care, and exhaled breath analysis. These activities remain research- and validation-stage and are not intended to provide individual patient diagnosis. The timing and extent of these activities may be affected by regulatory requirements, partner engagement, operational validation, and resource allocation decisions.

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

As of June 30, 2026, we had available cash and cash equivalents of $1,422,912. We anticipate business revenues and external financing options, if necessary, to fund our operations over the next twelve months. We have based this estimate on assumptions that may prove to be incorrect, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources” for additional information. To finance our continuing operations, we will need to raise additional capital, which cannot be assured.

Recent Development

During the first half of the year 2026, we advanced AI Nose-related activities within industrial applications, with a focus on semiconductor and robotics environments. These activities included

●	Advancing deployments associated with an initial $2.1 million commercial arrangement in backend semiconductor manufacturing environments;
●	Continuing pilot programs in selected front-end semiconductor environments;
●	Expanding AI Nose deployments and validation activities into industrial and healthcare infrastructure environments;
●	Expanding research activities involving emergency care environments;
●	Supporting use-case expansion through channel and integration partnerships;

These activities are intended to support continued development, capacity development and potential commercial expansion of AI Nose across industrial environments.

As previously disclosed, on March 27, 2026, the Company entered into a loan agreement with ASE Test, Inc., pursuant to which ASE Test, Inc. agreed to lend the Company an aggregate principal amount of NT$90 million (approximately US$2,812,940) (the “Loan”). The Loan was scheduled to mature on March 27, 2027. On July 10, 2026, the parties agreed to extend the maturity date of NT$62 million (approximately US$1,937,800) of the outstanding principal amount of the Loan to July 31, 2027. The maturity date of the balance of the loan, an aggregate principal amount of NT$28 million (approximately US$875,140), remains March 27, 2027.

Results of Operations for Quarter Ended June 30, 2026 (“Q2 2026”) and June 30, 2025 (“Q2 2025”):

	The three months ended June 30,		Change
	2026	2025	Amount	%
Revenues	$152	$4,663	$(4,511)	(97)%
Cost of revenues	(53)	(937)	884	(94)%
Gross profit	99	3,726	(3,627)	(97)%
Operating expenses:
Research and development expenses	1,850,409	1,911,800	(61,391)	(3)%
Selling, general and administrative expenses	2,548,776	1,837,613	711,163	39%
Total operating expenses	4,399,185	3,749,413	649,772	17%
Loss from operations	(4,399,086)	(3,745,687)	(653,399)	17%

Non-operating income (expenses), net
Interest expenses	(200,162)	(177,957)	(22,205)	12%
Other income (expenses), net	4,517	(161,346)	165,863	(103)%
Total non-operating expenses, net	(195,645)	(339,303)	143,658	(42)%

Net loss before income taxes	(4,594,731)	(4,084,990)	(509,741)	12%
Provision for income taxes	-	-	-	-%
Net loss	$(4,594,731)	$(4,084,990)	$(509,741)	12%

Revenues, Cost and Gross Loss

The Company reported $152 and $4,663 in revenue in Q2 2026 and Q2 2025, respectively. The decrease of revenue in Q2, 2026 was primarily caused by lower sales volume on VELDONA pet supplements during the reporting period, as the Company shifts operational focus to AI Nose platform.

The cost of revenue related to product sales in Q2 2026 was $53 compared to $937 in Q2 2025. The decrease in cost of revenue was caused by the aforementioned lower produce volume for VELDONA pet supplements during the reporting period.

Gross profit from product sales in Q2 2026 was $99 as compared to $3,726 gross profit from product sales in Q2 2025. The decrease in gross profit was due to aforementioned lower sale volume.

Research and Development (R&D) Expenses

R&D expenses in Q2 2026 and Q2 2025 were $1,850,409 and $1,911,800, respectively. The decrease of $61,391 (3%) was due to reduced expenses in share-based compensation and expenses associated with co-research for technology partially offset by increased experimental material fees. We expect that our R&D investments may continue to grow as we further develop our technologies.

The share-based compensation expense and the depreciation and amortization expense in Q2 2026 and Q2 2025 were $1,180,756 and $1,209,343, respectively. When excluding these non-cash expenses, R&D expenses decreased to $669,653 in Q2 2026 from $702,457 in Q2 2025.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $2,548,776 and $1,837,613 in Q2 2026 and Q2 2025, respectively, reflecting a increase of $711,163 (39%) due to a significant increase in share-based compensation and professional fees, offset by a decrease in advertisement fees and public relations and investor relations fees.

The share-based compensation expense and the depreciation and amortization expense in Q2 2026 and Q2 2025 were $2,018,095 and $1,309,358 respectively. When excluding these non-cash expenses, SG&A expenses increased to $530,681 in Q2 2026 compared to $528,255 in Q2 2025.

Operating Loss

The Company’s operating loss was $4,399,086 and $3,745,687 in Q2 2026 and Q2 2025, respectively, reflecting a $653,399 (17%) increase in operating loss between the reporting periods. We continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Interest Expense

In Q2 2026, interest expense was $200,162 compared to $177,957 in Q2 2025. The increase in interest expense was due to a new loan agreement in the first quarter of the year 2026.

Net Loss

Net loss was $4,594,731 in Q2 2026 compared to $4,084,990 in Q2 2025, resulting in an $509,741 (12%) increase in net loss attributable to our shareholders of common stock. The net loss was due to expanding operating expense as we continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Results of Operations for first half of the year Ended June 30, 2026 (“H1 2026”) and June 30, 2025 (“H1 2025”):

	The six months ended June 30,		Change
	2026	2025	Amount	%
Revenues	$313	$110,870	$(110,557)	(100)%
Cost of revenues	(816)	(19,170)	18,354	(96)%
Gross profit (loss)	(503)	91,700	(92,203)	(101)%
Operating expenses:
Research and development expenses	3,540,269	3,635,884	(95,615)	(3)%
Selling, general and administrative expenses	3,141,961	3,364,374	(222,413)	(7)%
Total operating expenses	6,682,230	7,000,258	(318,028)	(5)%
Loss from operations	(6,682,733)	(6,908,558)	225,825	(3)%

Non-operating income (expenses), net
Interest expenses	(377,038)	(358,402)	(18,636)	5%
Other income (expenses), net	5,240	(104,052)	109,292	(105)%
Total non-operating expenses, net	(371,798)	(462,454)	90,656	(20)%

Net loss before income taxes	(7,054,531)	(7,371,012)	316,481	(4)%
Provision for income taxes	-	-	-	-%
Net loss	$(7,054,531)	$(7,371,012)	$316,481	(4)%

Revenues, Cost and Gross Loss

The Company reported $313 and $110,870 in revenue in H1 2026 and H1 2025, respectively. The decrease of revenue in H1, 2026 was primarily caused by lower sales volume on AI Nose related programs in healthcare adjacent applications. This decrease was partly attributable to a strategic shift in focus from healthcare-adjacent applications toward industrial deployments, which are currently at earlier stages of commercialization. The Company generated nil and $105,942 in revenues from AI Nose related programs, and $313 and $4,928 from pet supplements in H1 2026 and H1 2025, respectively.

The cost of revenue related to product sales in H1 2026 was $816 compared to $19,170 in H1 2025. The decrease in cost of revenue was caused by the aforementioned lower produce volume for AI Nose related programs during the reporting period.

Gross loss from product sales in H1 2026 was $503 as compared to $91,700 gross profit from product sales in H1 2025. The decrease in gross profit was due to aforementioned lower sale volume.

Research and Development (R&D) Expenses

R&D expenses in H1 2026 and H1 2025 were $3,540,269 and $3,635,884, respectively. The decrease of $95,615 (3%) was due to reduced expenses in share-based compensation and expenses associated with co-research for technology partially offset by increased staffing expenditures and experimental material fees. We expect that our R&D investments may continue to grow as we further develop our technologies.

The share-based compensation expense and depreciation and amortization expense in H1 2026 and H1 2025 were $2,342,023 and $2,402,213, respectively. When excluding these non-cash expenses, R&D expenses decreased to $1,198,246 in H1 2026 from $1,233,671 in H1 2025.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $3,141,961 and $3,364,374 in H1 2026 and H1 2025, respectively, reflecting a decrease of $222,413 (7%) due to a significant decrease in share-based compensation and public relations and investor relations fees, offset by an increase in professional related fees.

The share-based compensation expense and the depreciation and amortization expense in H1 2026 and H1 2025 were $2,030,903 and $2,211,158 respectively. When excluding these non-cash expenses, SG&A expenses decreased to $1,111,058 in H1 2026 compared to $1,153,216 in H1 2025.

Operating Loss

The Company’s operating loss was $6,682,733 and $6,908,558 in H1 2026 and H1 2025, respectively, reflecting a $225,825 (3%) decrease in operating loss between the reporting periods. We continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Interest Expense

In H1 2026, interest expense was $377,038 compared to $358,402 in H1 2025. The increase in interest expense was due to the company processing a new loan agreement in the first quarter of the year 2026.

Net Loss

Net loss was $7,054,531 in H1 2026 compared to $7,371,012 in H1 2025, resulting in an $316,481 (4%) decrease in net loss attributable to our shareholders of common stock. The net loss was due to expanding operating expense as we continued to invest resources to execute our growth strategy and product roadmap to improve our profitability.

Liquidity and Capital Resources

As of June 30, 2026 and December 31, 2025, the Company had available cash of $1,422,912 and $417,353, respectively.

The following table summarizes our cash flow during the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
	2026	2025
Net cash used in operating activities	(2,431,754)	(2,575,000)
Net cash provided (used) in investing activities	7,297	(18,045)
Net cash provided (used)by financing activities	3,414,540	(280,902)

Operating activities:

Cash used in operating activities decreased by $143,246 during the first half of the year 2026 compared to the first half of the year 2025. Our net loss for the first half of the year 2026 decreased by $316,481 primarily due to the company lower operating expense. The operating cash outflow as a result of changes in operating assets and liabilities was mainly attributable to:

●	Non-cash expenses including share-based compensation, depreciation and amortization, issuance cost of secured convertible note, and change in fair value of senior secured convertible note, issuance common stock for paying consulting fees decreased approximately by $165,400;
●	Working capital injected into accounts receivable, inventories and other current assets increased by approximately $9,600; and
●	Working capital injected into accrued expenses, operating lease liabilities, contract liabilities and other current and long-term liabilities decreased by approximately $17,500.

Investing activities

Cash provided (used) for investing activities were $7,297 and ($18,045) during the first half of the year 2026 and the first half of the year 2025, respectively. The increase was due to a reduction in refundable deposits and other noncurrent assets and decrease in purchases of property and equipment and increase in proceeds from disposal of property and equipment.

Financing activities

Cash provided by (used in) financing activities were $3,414,540 and $(280,902) during the first half of the year 2026 and the first half of the year 2025, respectively. The $3,695,442 increase was primarily reflected by the following:

●	Proceeds from loan payable financing increased by $2,812,940; and
●	Proceeds from at-the-market offering, net of issuance costs decreased by $117,758; and
●	Repayments of convertible note decreased by $1,000,000; and
●	Fractional shares paid out in cash for the reverse stock split decrease by $260

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Equity Securities

As of June 30, 2026, the Company has issued 39,062 unregistered securities to pursue a marketing service agreement.

Unless otherwise stated above, the issuances of these securities were made in reliance upon exemptions provided by Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder, or Securities Act Rule 701 for the offer and sale of securities not involving a public offering.

Issuer Purchase of Equity Securities

Not applicable.

Use of Proceeds of Registered Securities

Not applicable.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

EXHIBIT INDEX

INCORPORATED BY REFERENCE
EXHIBIT NUMBER	DESCRIPTION	FILED WITH THIS FORM 10-Q	FILING DATE WITH SEC	FORM	EXH #	HYPERLINK TO FILINGS
10.1	Loan Agreement by and between Ainos, Inc. and ASE Test, Inc., dated July 10, 2026	x
10.2	English Translation of General Agreement for Omnibus Credit Lines, dated July 3, 2026		07/09/2026	8-K	10.1	General Agreement for Omnibus Credit Lines
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a- 14(a) / 15d – 14(a)	x
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a- 14(a) / 15d – 14(a)	x
32.1	Certification Of Principal Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	x
32.2	Certification Of Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002	x
100	Inline XBRL – Related Documents	x
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL document.	x
101.SCH	Inline XBRL Taxonomy Extension Schema Document	x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	x
104.1	Cover Page Interactive Data File	x

The exhibits listed in the Exhibit Index are filed or incorporated by reference as part of this filing.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AINOS, INC.

Date: August 3, 2026	By:	/s/ Chun-Hsien Tsai
Chun-Hsien Tsai, Chairman of the Board, President, and Chief Executive Officer

Date: August 3, 2026	By:	/s/ Hsin-Liang Lee
Hsin-Liang Lee, Chief Financial Officer

